Form 10-Q
period 1995-06-30
MICHAELS J INC
filed 1995-08-17
CIK 65596

Securities and exchange commission
Washington, D.C.
20549

Form 10-Q

Quarterly Report Under Section 13 or 15(D) of the
Securities Exchange Act of 1934

Commission File Number 0-5703

For Quarter ended June 30, 1995

Exact name of registrant as specified in it's charter - J. Michaels, Inc.

State or other jurisdiction of incorporation or organization - New York

I.R.S. employer identification no. - 11-1796714

Address of principal executive offices - 182 Smith Street
Brooklyn, N.Y. 11201

Registrant's telephone number, including area code - 718-852-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(D) of the securities exchange act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

      Yes   X           No

Indicate the number of shares outstanding of each of the issuers of common stock, as of the latest practicable date. 851,282 shares of common stock of $1.00 par value, as of June 30, 1995.

                  J.MICHAELS,INC. AND SUBSIDIARIES             Pg 2
                  CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
                                             (Amount in thousands
                                            except per share data)
                                         For the 3 months ended 6/30
                                                 1995         1994

Net sales                                      $1,218       $1,506
Credit service charges                            336          385
                                             _________     _______
                                                1,554        1,891

Cost of sales and operating expenses
 Cost of sales,including buying
  and occupancy expenses                          557          670
 Selling,general and adminstrative
  expenses                                        876        1,005
 Bad debts expense                                 71           84
 Depreciation and amortization                     32           36
                                             ________      _______
                                                1,536        1,795
                                              -------      -------
Operating income                                   18           96

Other income (expense) net
 Interest and dividend income                     117           71
 Capital gains (losses)                             5          (4)
 Other,net                                          2           19
                                             _______       _______
                                                  124           86
                                             --------      -------
Income before income taxes                        142          182
Taxes on income                                    62           80
                                             ---------     -------

Net income                                        $80         $102
                                             =========     =======


Net income per share                             0.09         0.11
Weighted number of shares outstanding         851,282      851,282
Cash dividends per share                         0.09         0.09

                  J.MICHAELS,INC. AND SUBSIDIARIES                      Pg3
                    CONSOLIDATED BALANCE SHEETS
                                               6/30/95     6/30/94     3/31/95
ASSETS
Current Assets:
Cash and cash equivalents                   $6,099,251  $5,292,266  $9,057,812
Restricted cash                              1,320,425     849,125   1,012,012
Available-for-sale securities                4,593,354   4,619,153   1,456,562
Customer's installment receivables net
 of allowances for doubtful accounts
 of $400,000 in both years                   3,864,587   4,451,587   4,080,538
Other trade receivables                         53,914     110,391      28,066
Prepaid income taxes                            87,414     115,645     226,674
Deferred income taxes                          209,691     258,866     209,691
Inventories net of LIFO reserve                755,398     849,757     667,697
Prepaid expense and other current assets        20,050      25,830      38,016
                                          ------------------------------------
Total current assets                        17,004,084  16,572,620  16,777,068

Property,plant and equipment at cost
 net of accumulated depreciation and
 amortization   (Note 3)                       411,763     442,329     422,687
Assets held for lease,net of
 accumulated amortization Note 3)              135,565     131,120      93,060
Deferred income taxes                           44,292      10,000      44,292
                                          ------------------------------------
Total Assets                               $17,595,704 $17,156,069 $17,337,107
                                          ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion,long term debt                  -         $19,167       -
Accounts payable and accrued expenses         357,440     597,537     427,163
Short positions in marketable securities    1,320,425     849,125   1,012,012

                                          -----------------------------------
Total current liabilities                   1,677,865   1,465,829   1,439,175
Shareholders' equity                       15,917,839  15,690,240  15,897,932
                                         ------------------------------------
Total Liabilities and
 shareholders' equity                     $17,595,704 $17,156,069 $17,337,107
                                         ====================================
J. MICHAELS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)
                                                  Amount in thousands
                                                   for the 3 months
                                                       ended
                                                 6/30/95      6/30/94
Cash flow from operating activities:
  Net income                                         $80         $102

  Adjustment to reconcile net income to net
   cash provided by operating activities-
    Depreciation                                      32           36
    Decrease (increase) in receivables               190          122
    Decrease (increase) in inventories,
     prepaid expenses                                 70           10
    Increase (decrease) in payables                  239         (30)

      Net cash flows from operating activities       611          240

Cash flow applied to investing activities:
  Purchase of fixed assets                           (64)         (14)
  Decrease (increase) in restricted cash            (308)         (39)
  Decrease (increase) in investments              (3,120)         103

     Net cash flows from (applied to)
      investing activities                        (3,492)          50

Cash flow applied to financing activities:
  Payment of cash dividends to stockholders          (78)         (78)

     Net cash flow from (applied to) investing
      activities                                     (78)         (78)

Net increase (decrease) in cash and
 cash equivalents                                 (2,959)          212
Cash and cash equivalents,
 beginning of period                               9,058         5,080

Cash and cash equivalents, end of period          $6,099        $5,292

Notes To Consolidated Financial Statements

1. Earnings per share are computed by dividing net earnings by weighted average number of common shares outstanding during the period.

2. The financial information presented is unaudited. Such information reflects all adjustments, which in the opinion of management, are necessary to present fairly the consolidated results of operations and changes in financial position for the three months then ended.

The financial statements and related information for the three months ended June 30, 1994 has been restated to conform to restated statements presented in 10K filed for year ended March 31, 1995.

3.  Accumulated depreciation and amortization was:

                                                                 Property
                                              Plant               Leasing
                                          Equipment                Assets
     At June 30, 1995                      $978,011              $744,568
     At June 30, 1994                      $965,331              $674,976
     At March 31, 1995                     $956,137              $733,451

4. The Statements of Cash Flows are presented pursuant to the provisions of Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows".

     5. Shareholders' equity includes net unrealized gain (loss) on Securities available for sale.

     At June 30, 1995                                    $17,944
     At June 30, 1994                                  ($67,723)

Management's Discussion and Analysis of
Financial Structure and Results of Operation

J. Michaels, Inc. and its subsidiaries are principally engaged in the retail sale of household furnishings, primarily on credit. The Company also operates a retail furniture rental division in the Buffalo area.

Approximately 85% of retail furniture sales were made to revolving credit customers.

Sales (including finance charges) for the three months decreased from the previous year by 17.8% Net earnings decreased by 3.0%. The decrease in sales reflects the continued weakness in regional economy. Gross margin for the three months was 54.3% as compared to 55.5% last year. Credit Service Charges decreased by 12.7% over the previous year.

Selling general and administrative expenses decreased by $129,000 primarily representing decreased payroll and payroll related costs.

Capital gains realized for the current quarter was $4,916. Net unrealized gains for the quarter was $17,000.

                           RESULTS OF OPERATIONS               Pg 7

         Ratios Useful in Analyzing the Results of Operations

                                                         3 months ended
                                                        6/30/95     6/30/94


Sales, including credit service charges (in thousands)   $1,554      $1,891

Percent increase (decrease) over previous year            (17.8)     (12.8)

Cost of sales as a percent of sales                        35.8        35.4

Selling, general & administrative expenses-
 as a percent of sales                                     56.4        53.1

Bad debt expense as a percent of sales                      4.6         4.4

Depreciation and amortization as a percent of sales         2.0         1.9

Interest and dividend income as a percent of sales          7.5         3.8


Net income (in thousands)                                   $80        $102

Net income, as a % of sales                                 5.1         5.4

Part II - Other Information


None

Signatures

Pursuant to the requirements of the securities exchanges act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  J. Michaels, Inc.



                                        By:  /s/  Martin Kasman
                                                  Martin Kasman,
                                                   Treasurer

Date: August 16, 1995