Form 10-Q
period 1995-09-30
MICHAELS J INC
filed 1995-11-07
CIK 65596

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.
                                   20549

                                 Form 10-Q

                    Quarterly Report Under Section 13 or 15(D)
                                 of the
                        Securities Exchange Act of 1934

Commission File Number 0-5703

For Quarter and six months ended September 30, 1995

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

      YES   X                    No

Indicate the number of shares outstanding of each of the issuers of common stock, as of the latest practicable date. 851,282 SHARES OF COMMON STOCK OF $1.00 PAR VALUE, AS OF SEPTEMBER 30, 1995.


                    J.MICHAELS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                                                      (Amount in thousands except per
                                                                 share data)
                                                     For the 6 and 3 months ended 9/30
                                                Year to date                 Quarter
                                             1995        1994           1995         1994
Net sales                                  $2,296      $2,822         $1,078       $1,316
Credit service charges                        677         754            341          369

 Total revenues                             2,973       3,576          1,419        1,685

Cost of sales and operating expenses
 Cost of sales, including buying
  and occupancy expenses                    1,058       1,256            501          586
 Selling, general and adminstrative
  expenses                                  1,846       2,050            970        1,079
 Bad debts expense                            252         194            181          110
 Depreciation and amortization                 47          73             15           37

                                            3,203       3,573          1,667        1,812

Operating income                             (230)          3           (248)        (127)


Other income (expense) net
 Interest and dividend income                 222         154            105           83
 Capital gains (losses)                        38         (42)            33          (38)
 Other, net                                      2          32              -          13

                                              262         144            138           58
                                                -           -              -            -
Income before income taxes                     32         147           (110)         (69)
Taxes on income                                19          63            (49)         (32)

Net income                                    $13         $84           ($61)        ($37)


Net income per share                         0.02        0.10          (0.07)        (0.04)
Weighted number of shares outstanding     851,282     851,282        851,282       851,282
Cash dividends per share                     0.18        0.18           0.09          0.09

                         J.MICHAELS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             9/30/95          9/30/94          3/31/95
ASSETS
Current Assets:
Cash and cash
 equivalents                              $6,796,910       $5,321,078       $9,057,812
Restricted cash                                    -          924,637        1,012,012
Available for
 sale securities                           4,00l,631        4,722,223        1,456,562
Customer's installment
 receivables net
 of allowances
 for doubtful
 accounts
 of $400,000 in
 both years                                3,530,772        4,132,470        4,080,538
Other trade
 receivables                                  71,251           94,632           28,066
Inventories net
 of LIFO reserve                             820,299          810,920          667,697
Prepaid income taxes                         192,414          246,545          226,674
Deferred income taxes                        209,691          258,866          209,691
Prepaid expense and
 other current assets                         11,523           31,969           38,016

Total current assets                      15,634,491       16,543,340       16,777,068

Property, plant and
 equipment at cost
 net of accumulated
 depreciation and
 amortization (Note 3)                       407,758          426,534          422,687
Assets held for lease,
net of accumulated
 amortization (Note 3)                       197,277          130,623           93,060
Deferred income taxes                         44,292           10,000           44,292

Total Assets                             $16,283,818      $17,110,497      $17,337,107


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion,long
 term debt                                        -           $11,667                -
Accounts payable
 and accrued
 expenses                                   521,197           571,463          427,163
Short positions in
 marketable securities                           -            924,637        1,012,012
Income taxes payable                             -                  -                -

Total current liabilities                  521,197         1,507,767         1,439,175
Shareholders' Equity                     15,762,621        15,602,730        15,897,932

Total Liabilities and
 shareholders' equity                 $16,283,818       $17,110,497       $17,337,107


                                     J.MICHAELS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                 (Unaudited)
                                                                          Amount in thousands
                                                                          For the six months
                                                                               ended
                                                                   9/30/95           9/30/94
Cash flow from operating activities:
  Net income                                                           $19               $84

 Adjustments to reconcile net income to net
  cash provided by operating activities-
   Reversal of deferred income taxes                                    -                 -
   Depreciation                                                        47                72
   Decrease (increase) in receivables                                 506               457
   Decrease (increase) in inventories,
    prepaid expenses                                                  (92)              (88)
   Increase (decrease) in payables                                     94                12

     Net cash flows from operating activities                         574               537

Cash flow applied to investing activities:
 Purchase of fixed assets                                            (136)             (35)
 Decrease (increase) in restricted cash                             1,012             (114)
 Decrease (increase) in investments                                (3,558)               5

     Net cash flows from (applied to)
      investing activities                                         (2,682)            (144)

Cash flow applied to financing
 activities:
 Reduction of long term debt                                          -                  -
 Purchase of treasury stock                                           -                  -
 Payment of cash dividends to
  stockholders                                                        (153)            (153)

     Net cash flow from (applied to)
      investing activities                                           (153)            (153)

Net increase (decrease) in cash
 and cash equivalents:                                             (2,261)             240
Cash and cash equivalents,
 beginning of period                                                9,058            5,081

Cash and cash equivalents,
 end of period                                                     $6,797           $5,321


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

The financial statements and related information for the six months ended June 30, 1994 has been restated to conform to restated statements presented in 10K filed for year ended March 31, 1995.

3.  Accumulated depreciation and amortization was:



                                             PROPERTY
                                                PLANT                LEASING
                                            EQUIPMENT                 ASSETS
At September 30, 1995                        $982,016               $754,168
At September 30, 1994                        $981,125               $695,434
At March 31, 1995                            $956,137               $733,451

4. The Statements of Cash Flows are presented pursuant to the provisions of Statement of Financial Accounting Standards No. 95,
"Statement of Cash Flows".

5. Shareholders' equity includes net unrealized gain (loss) on Securities available for sale.

At September 30, 1995                                                    -0-
At September 30, 1994                                              ($23,711)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL STRUCTURE AND RESULTS OF OPERATION

J. Michaels, Inc. and its subsidiaries are principally engaged in the retail sale of household furnishings, primarily on credit. The Company also operates a retail furniture rental division in the Buffalo area.

Approximately 85% of retail furniture sales were made to revolving credit customers.

Sales (including finance charges) for the six months decreased from the previous year by 16.9%. Net earnings decreased by 84.5%. The decrease in sales reflects the continued weakness in regional economy. Gross margin for the six months was 53.9% as compared to 55.4% last year. Credit Service Charges decreased by 10.2% over the previous year.

Selling general and administrative expenses decreased by $204,000 primarily representing decreased payroll and payroll related costs.

Capital gains realized for the current six months was approximately $38,000. At September 30, 1995 the Company had no investments which varied with the market. The reserve for unrealized gains, and losses therefore, was reduced to zero.

                            RESULTS OF OPERATIONS

             Ratios Useful in Analyzing the Results of Operations

                                                                6 months ended
                                                                    9/30
                                                           1995               1994
Sales, including credit service charges
 (in thousands)                                          $2,973             $3,576

Percent increase (decrease) over
 previous year                                            (16.9)             (14.9)

Cost of sales as a percent
 of sales                                                  35.6               35.1

Selling, general &
 administrative expenses-
 as a percent of sales                                     62.1               57.3

Bad debt expense as a
 percent of sales                                           8.5                5.4

Depreciation and
 amortization as a
 percent of sales                                           1.6                2.0

Interest and dividend
 income as a percent
 of sales                                                   7.5                4.3

Net income
 (in thousands)                                             $13                $84

Net income as a percent of sales                            0.4                2.3



PART II - OTHER INFORMATION


None

SIGNATURES

Pursuant to the requirements of the securities exchanges act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                   J. Michaels, Inc.


                                   By: /s/  Martin Kasman, Treasurer

                                            Martin Kasman, Treasurer

Date: November 13, 1995