Form 10-Q
period 1995-12-31
MICHAELS J INC
filed 1996-02-08
CIK 65596

                  SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.
                                 20549

                              Form 10-Q

              Quarterly Report Under Section 13 or 15(D)
                                of the
                    Securities Exchange Act of 1934

                     Commission File Number 0-5703

          For Quarter and six months ended December 31, 1995

    Exact name of registrant as specified in itOs charter D
                          J. Michaels, Inc.

      State or other jurisdiction of incorporation or organization D
                               New York

            I.R.S. employer identification no. D 11-1796714

      Address of principal executive offices D 182 Smith Street
                        Brooklyn, N.Y. 11201

  RegistrantOs telephone number, including area code D 718-852-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(D) of the securities exchange act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

      Yes   X                       No

Indicate the number of shares outstanding of each of the issuers of common stock, as of the latest practicable date. 891,282 SHARES OF COMMON STOCK OF $1.00 PAR VALUE, AS OF DECEMBER 31, 1995.

                  J.MICHAELS,INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
                                    (Amount in thousands except per
                                             share data)
                                    For the 9 and 3 months ended 12/31
                                       Year to date         Quarter
                                      1995      1994     1995     1994
Net sales                             $3,694   $4,661   $1,398   $1,839
Credit service charges                   996    1,143      319      389
                                    -------- ---------------------------
 Total revenues                        4,690    5,804    1,717    2,228

Cost of sales and operating expenses
 Cost of sales,including buying
  and occupancy expenses               1,628    2,066      570      810
 Selling,general and administrative
  expenses                             2,939    3,134    1,093    1,084
 Bad debts expense                       387      314      135      120
 Depreciation and amortization            60      109       13       36
                                    ------------------------------------
                                       5,014    5,623    1,811    2,050
                                    ------------------------------------
Operating income                        (324)     181      (94)     178
                                    ------------------------------------
Other income (expense) net
 Interest and dividend income            341      254      119      100
Capital gains                             38      (28)      -        14
 Other,net                                (2)      39       (4)       7
                                    ------------------------------------
                                         377      265      115      121
                                    ------------------------------------
Income before taxes                       53      446       21      299
Taxes on income                           20      191        1      128
                                    ------------------------------------
Net income                               $33     $255      $20     $171
                                    ====================================

Net income per share                    0.04      0.30     O.O2     0.20
Weighted number of shares outstanding855,633   851,282  889,604  851,282
Cash dividends per share                0.27      0.27     0.09     0.09



                  J.MICHAELS,INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                                               12/31/95    12/31/94    3/31/95
ASSETS
Current Assets:
Cash and cash equivalents                     $5,397,434  $5,364,532  $9,057,812
Restricted cash                                 -          1,033,514   1,012,012
Available for sale securities                  5,500,000   4,892,389   1,456,562
Customer's installment receivables net
 of allowances for doubtful accounts
 of $400,000 in 1993 and 1992                  3,500,429   4,601,303   4,080,538
Other trade receivables                           78,444      55,207      28,066
Notes Receivable                                 380,000
Inventories net of LIFO reserve                  714,371     781,311     667,697
Prepaid income taxes                             214,025     119,026     226,674
Deferred income taxes                            209,691     258,866     209,691
Prepaid expense and other current assets          31,168      46,845      38,016
                                             ------------------------------------
Total current assets                          16,025,562  17,152,993  16,777,068

Property,plant and equipment at cost
 net of accumulated depreciation and
 amortization   (Note 3)                         403,753     417,406     422,687
Assets held for lease,net of
 accumulated amortization Note 3)                213,556     104,439      93,060
Deferred income taxes                             44,292      10,000      44,292
                                             ------------------------------------
Total Assets                                 $16,687,163 $17,684,838 $17,337,107
                                             ====================================

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Current portion,long term debt                   -            $4,167     -
Accounts payable and accrued expenses           $567,127     919,253    $427,163
Short positions in marketable securities          -        1,033,514   1,012,012
                                             ----------- ------------------------
Total current liabilities                        567,127   1,956,934   1,439,175
Shareholders Equity                           16,120,036  15,727,904  15,897,932
                                             ------------------------------------
Total Liabilities and shareholders equity    $16,687,163 $17,684,838 $17,337,107
                                             =========== ========================

                    J.MICHAELS,INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
             INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (Unaudited)
                                                    Amount in thousands
                                                    For the nine months
                                                            ended
                                                       12/31/95  12/31/94
                                                                   <>C
Cash flow from operating activities:
         Net income                                        $33     $255

         Adjustments to reconcile net income to net
          cash provided by operating activities-
           Depreciation                                     60      109
           Decrease (increase) in receivables              150       28
           Decrease (increase) in inventories,
            prepaid expenses                               (27)      54
           Increase (decrease) in payables                 140      461
                                                      ------------------
             Net cash flows from operating activities      356      907
                                                      ------------------
Cash flow applied to investing activities:
         Purchase of fixed assets                         (164)     (45)
         Sale of fixed assets                               -        10
         Decrease (increase) in restricted cash          1,012     (223)
         Decrease (increase) in investments             (5,055)    (135)
                                                      -------- ---------
             Net cash flows from (applied to)
              investing activities                      (4,207)    (393)
                                                      ------------------
Cash flow applied to financing activities:
         Sale of common stock-re:warrants                  420      -
         Payment of cash dividends to stockholders        (230)    (230)
                                                      -------- ---------
             Net cash flow from (applied to) investing activiti
              activities                                   190     (230)
                                                      ------------------
Net increase(decrease) in cash and cash equivalents     (3,661)     284
Cash and cash equivalents, beginning of period           9,058    5,376
                                                      -------  ---------
Cash and cash equivalents, end of period                $5,397   $5,660
                                                      ==================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Earnings per share are computed by dividing net earnings by weighted average number of common shares outstanding during the period.

2.The financial information presented is unaudited. Such information reflects all adjustments, which in the opinion of management, are necessary to present fairly the consolidated results of operations and changes in financial position for the three months then ended.

The financial statements and related information for the nine months ended December 31, 1994 has been restated to conform to restated statements presented in 10K filed for year ended March 31, 1995.

3.Accumulated depreciation and amortization was:

                                Property Plant             Leasing
                                     Equipment              Assets
     At December 31, 1995             $986,021            $763,768
     At December 31, 1994             $960,181            $716,034
     At March 31, 1995                $956,137            $733,451

4. The Statements of Cash Flows are presented pursuant to the provisions of Statement Financial Accounting Standards No. 95, OStatement of Cash FlowsO.

5. ShareholdersO equity includes net unrealized gain (loss) on Securities available for sale.

     At December 31, 1995        D0D
     At December 31, 1994     $6,204

6. Subsequent Event. On February 1, 1996, the Company signed a letter of intent in connection with a proposed merger with Muriel Siebert Capital Markets Group, Inc. The letter of intent contemplates that the Company will liquidate all of its existing assets, and at the effectiveness of the Merger, the existing shareholders of the Company will receive out of the liquidation proceeds a cash payment and the right to share pro rata the remaining net after tax proceeds (after payment of expenses and liabilities) realized from the sale of the existing assets of the Company. After the Merger, the shareholders of the Company as of the effectiveness of the Merger will retain 2.5% of the shares of the surviving company, and the shareholders of Siebert will own 97.5% of the shares of the surviving company. The surviving company will continue the existing brokerage business conducted by Muriel Siebert & Co., Inc.

                   MANAGEMENTOS DISCUSSION AND ANALYSIS OF
                FINANCIAL STRUCTURE AND RESULTS OF OPERATION

J. Michaels, Inc. and its subsidiaries are principally engaged in the retail sale of household furnishings, primarily on credit. The Company also operates a retail furniture rental division in the Buffalo area.

Approximately 85% of retail furniture sales were made to revolving credit customers.

Sales (including finance charges) for the nine months decreased from the previous year by 19.9% Net earnings decreased by 87%. The decrease in sales reflects the continued weakness in regional economy. Gross margin for the six months was 53.9% as compared to 55.4% last year. Credit Service Charges decreased by 10.2% over the previous year.

Selling general and administrative expenses decreased by $195,000 primarily representing decreased advertising, payroll and payroll related costs.

Capital gains realized for the current nine months was approximately $38,000. At December 31, 1995 the Company had no investments which varied with the market. The reserve for unrealized gains, and losses, therefore, was reduced to zero.

                           RESULTS OF OPERATIONS

         Ratios Useful in Analyzing the Results of Operations

                                                      Nine months ended
                                                         December 31,
                                                         1995     1994
Sales, including credit service charges (in thousands)  $4,690    $5,804

Percent increase (decrease) over previous year           (19.9)   (13.6)

Cost of sales as a percent of sales                       34.7     35.6

Selling, general & administrative expenses-
 as a percent of sales                                    44.1     54.0

Bad debt expense as a percent of sales                     8.3      5.4

Depreciation and amortization as a percent of sales        1.3      1.9

Interest and dividend income as a percent of sales         7.3      4.4


Net income (in thousands)                                  $33     $255

Net income (as a percentage of sales)                       .7      4.4

Part II D Other Information

Item 5. Other Information. On February 1, 1996, the Company signed a letter of intent in connection with a merger of the Company, and the liquidation of the CompanyOs assets. See note 6 to the financial statements.

Signatures

Pursuant to the requirements of the securities exchanges act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                           J. Michaels, Inc.



                                              By: /s/ Arthur Fettner, Treasurer
                                                      Arthur Fettner, Treasurer

Date: February 8, 1996