Form 10-K
period 1996-03-31
MICHAELS J INC
filed 1996-07-08
CIK 65596

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period ___________ to ____________________

                           Commission File No. 0-5703
                                J. MICHAELS, INC.
             (Exact Name of Registrant as specified in its charter)

                               NEW YORK 11-1796714
          (State or other jurisdiction of (IRS Employer Identification incorporation or organization) Number)

                     182 SMITH STREET, BROOKLYN, N.Y. 11201
                (Address of principal executive office)(Zip Code)

                                 (718) 852-6100
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the
               Act: NONE Securities registered pursuant to Section
                                12(g) of the Act:

                         COMMON SHARES, $1.00 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock (which consists solely of Common Shares) held by non-affiliates of the registrant as of June 13, 1996, computed by reference to the closing price of such stock reported by the NASDAQ System on such date: $6,542,649. The number of shares outstanding of the registrant's common stock, as of June 30, 1995 was 891,282 Common Shares, $1.00 par value.

                                     PART I
                                     ------

ITEM 1. BUSINESS.
- -----------------

      (a) GENERAL
           -------

   Unless otherwise specifically indicated to the contrary, the term "Company" as used herein refers to the registrant and its wholly-owned subsidiaries.

   J. Michaels, Inc. is a New York corporation, organized as the successor to a business founded in 1886.


      (b) RECENT DEVELOPMENTS
           -------------------

   In 1996, the Company decided to discontinue its existing furniture business. On February 1, 1996, the Company entered into a Letter of Intent contemplating a merger (the "Merger") of Muriel Siebert Capital Markets, Inc. ("Siebert") with and into Company. On April 24, 1996, the Company entered into a Plan and Agreement of Merger with Siebert ("Merger Agreement"), which was amended on June 26, 1996 to change the outside date by which the Merger would be consummated to September 30, 1996. The Merger Agreement contemplates the sale of substantially all of the assets of the Company, and the distribution of the proceeds of such assets, either directly to the shareholders of the Company immediately prior to the Merger (the "Existing Holders") or to a liquidating trust (the "Liquidating Trust") for their benefit.

MERGER WITH SIEBERT
- -------------------

   IN CONNECTION WITH THE MERGER, A PROXY STATEMENT WILL BE CIRCULATED TO SHAREHOLDERS OF THE COMPANY. THE FOLLOWING IS A BRIEF SUMMARY OF THE TERMS OF THE MERGER AGREEMENT AND THE MERGER.

   Pursuant to the Merger Agreement, the Company and Siebert agreed that, subject to shareholder approval, Siebert would merge with and into the Company, and each share of common stock of Siebert would be converted into a number of shares such that the Existing Holders would retain, after the Merger, 2-1/2% of the outstanding shares of the surviving company, which would be renamed Siebert Financial Corp. In addition, each of the Existing Holders would receive, upon the effectiveness of the Merger, (i) a cash payment equal to the available cash proceeds from the sale of assets of the Company, less $500,000 required to be held in escrow pursuant to the Merger Agreement, $500,000 required to be retained by the Liquidating Trust pursuant to the Merger Agreement, and such other amount as the trustees of the Liquidating Trust determine advisable to retain to effect an orderly sale of the remaining assets held by the Liquidating Trust and the satisfaction of any liabilities of the Company, and (ii) the right to receive distributions from the Liquidating Trust.

   Consummation of the Transactions contemplated by the Merger Agreement are subject to (i) the approval and adoption of the Merger Agreement by at least two-thirds of the shareholders of the Company, (ii) the filing of a charter amendment increasing the number of outstanding shares of the Company with the New York State Department of State, (iii) approval by The NASDAQ Stock Market, Inc. ("NASDAQ") of the shares of the Company's common stock to be issued in the Merger, (iv) the receipt of all applicable government regulatory approvals, (v) the holders of no more than 45,814 shares of the Company's stock electing to enforce their right to receive payment for their shares of the Company's common stock pursuant to ss.623 of the New York Business Corporation Law, and (vi) execution of an escrow agreement and trust agreement as contemplated by the Merger Agreement. Any one or more of such conditions, other than the approval and adoption of the Merger Agreement by the shareholders of the Company, may be waived by the party entitled to the benefits thereof.

   The Merger Agreement may be terminated and the transactions contemplated thereby abandoned, whether before or after approval and adoption of the Merger Agreement by the shareholders of the Company, (a) at any time prior to the consummation of the Merger by the written consent of the Company and Siebert,
(b) by Siebert, if there has been a material misrepresentation in the Merger Agreement by the Company, or a material breach by the Company of any of its warranties or covenants set forth in the Merger Agreement, or failure of any condition to which the obligations of Siebert under the Merger Agreement are subject, (c) by the Company if there has been a material misrepresentation in the Merger Agreement by Siebert, or material breach by Siebert of any of its warranties or covenants set forth in Merger Agreement, or a failure of any condition to which the obligations of the Company under the Merger Agreement are subject, or (d) by either the Company or Siebert if the Merger shall not have been consummated before September 30, 1996, for any reason other than the failure of the party seeking to terminate the Merger Agreement to perform its obligations thereunder or a misrepresentation or breach of warranty by such party in the Merger Agreement or (e) by the Company or Siebert if the Company
(i) fails to make or modifies its recommendation that the Company's shareholders approve the Merger, or (ii) recommends that its shareholders approve or accept the competing transaction.



                                       -3-



SALE OF ASSETS
- --------------

   Since early 1996, the Company has been taking steps to discontinue its existing retail furniture business, and to sell the assets relating thereto. On May 8, 1996, the Company sold its furniture leasing division, and the inventory relating to its retail operation in Buffalo, New York, for $842,000. Pursuant to this transaction, the Company will continue to collect certain receivables relating to its retail operation in Buffalo, which amounted to $225,508 as of May 31, 1996.

   On May 13, 1996, the Company entered into a contract to sell its property located at 503 Fifth Avenue, Brooklyn, New York for $850,000. This transaction is expected to close in August, 1996. The Company is actively seeking bidders for the rest of its real property located in Brooklyn, New York, and has received a number of bids. There can be no assurance that the transactions with respect to the Fifth Avenue store will be consummated, or that any transaction with respect to the other properties will be consummated.

   Since early 1996, the Company has been reducing its levels of inventory, and reducing the number of its employees. As of March 31, 1996, the Company had $473,079 in inventory net of LIFO reserve, a reduction of approximately $194,618 from the level at March 31, 1995. In addition, in connection with the sale of its Buffalo operations, and the across the board reduction of its operations, the Company has reduced the number of its employees to 46 as of May 31, 1996, of which three employees were executives of the Company. The Company expects that by July 15, 1996, it will only have 20 employees, including the three executives.

   To date, the Company does not believe that the announcement of its plans to exit the furniture business, and effect the Merger, have adversely affected the collection of its account receivables. As of March 31, 1996 the amount of its accounts receivable relating to its Brooklyn operation was $2,850,364, net of an allowance for doubtful accounts of $400,000. The Company has made arrangements with an unaffiliated third party to continue to collect the accounts receivable on behalf of the Company, and upon consummation of the Merger, the Liquidating Trust.


LIABILITIES
- -----------

   In connection with the discontinuance of its furniture operations, the Merger and the transactions
                                      -4-
contemplated in connection with Merger, the Company will incur various liabilities. Among these liabilities are tax liabilities in connection with amounts realized on the sale of the Company's Buffalo furniture operation and the Company's real estate in Brooklyn, liabilities to unions to which certain of the Company's employees belong in connection with the termination of such employees and the withdrawal from union benefit plans, severance payments to non-union employees, the payment to Mr. Michaels under his employment agreement of approximately $1,179,161 as a termination payment, and other miscellaneous expenses.

   In the aggregate the Company expects that the amount to be distributed to the Existing Holders, including distributions at the time of the Merger and thereafter by the Liquidating Trust, will equal or exceed the net book value of the Company's assets at March 31, 1996 of $15,590,000, or approximately $17 per share. This is an estimate made by management of the Company, based on their assessment of the net realizable value of the Company's inventory, real property and accounts receivable, and of the liabilities of the Company. There can be no assurance as to the amounts that will be realized in connection with the Company's assets, or that the estimated liabilities will not prove to be substantially higher. Accordingly, the actual amount to be distributed may be more or less than such amount.

                     (c) HISTORICAL DESCRIPTION OF BUSINESS
                         ----------------------------------

   Set forth below is a brief description of the Company's historical furniture business. However, since the Company is in the process of discontinuing this business, this description is presented for historical purposes only.


RETAIL FURNITURE OPERATIONS
- ---------------------------

   The Company was, until recently, engaged primarily in the retail sale of furniture, bedding, television sets and stereo equipment, major appliances and floor coverings primarily on credit. These operations were conducted principally in two urban centers, Brooklyn, New York and Buffalo, New York.

   Net retail sales* in Buffalo and Brooklyn aggre- gated $5,801,469 in the fiscal year ended March 31, 1996 or 100% of the Company's total net sales, as compared to $6,920,874 or 96.4% in fiscal 1995.
- --------
* All references herein to "net retail sales" or "net sales" include credit service charges.

   The Company was not materially dependent upon any one source for the merchandise sold by it.


                                CREDIT OPERATIONS
                                -----------------

   In its fiscal year ended March 31, 1996, approximately 65% of the Company's net retail sales (exclusive of credit service charges) were made on credit, as compared to 71% for the previous fiscal year. Down-payments on credit sales averaged 26.7%, compared with 21.4% in the previous year, and the length of time for the customer to pay the balance of the obligation usually ranged from 12 to 24 months, although terms of up to three years were occasionally granted. Credit services charges are calculated on the average daily balances, typically at the rate of 2% per month on the unpaid balance. There is no variation in credit terms according to the types of items sold. Credit service charges are included in income, on a monthly basis, only when earned. During the Company's fiscal year ended March 31, 1996, credit service charges amounted to $1,292,716 or approximately 28.7% of net retail sales (exclusive of credit service charges); this figure compares with $1,502,384, or approximately 27.7% of such sales in the previous year.

   Customers' obligations are evidenced by a form of retail installment credit agreement but are unsecured. The form and substance of such agreements are regulated by the Federal "Truth in Lending Act" and by the Retail Installment Sales Act of the State of New York. No credit insurance of any kind is carried. In its last fiscal year, write-offs of installment receivables (less recoveries thereon) amounted to approximately 8.8% of net retail sales (exclusive of credit service charges) as opposed to an average of 6.0% of such sales over the prior three-year period. The ratio of the amount collected in a given month to the value of outstanding customer receivables at the end of the previous month was approximately 9.1% in the latest fiscal year, compared to 8.6% in the prior fiscal year.

   The Company reviews customer accounts on an individual basis in reaching decisions regarding the identification of doubtful accounts. An allowance for doubtful accounts is established for accounts which in management's opinion are of doubtful collectability even though efforts to collect the same may be continuing. As a general rule accounts on which no payments, or only insubstantial payments, have been made during the preceding three months are referred to counsel for legal action. Any account which the Company considers not capable of collection by its own personnel or through attorneys (as in the case of a customer who cannot be located) is referred to a collection agency and is immediately written off. The Company's installment credit agreements, as permitted by the Retail Installment Sales Act, provide for the payment by the customer of attor-neys' fees required in collection, not exceeding 20% of the amount payable. In 1996, approximately 81.7% of the accounts were collected without reference of the matter to either an attorney or collection agency. In 1995, approximately 85.3% was collected without outside aid.

   All retail customer accounts receivable of the Company are on a monthly billing basis. This arrangement has assisted in effecting collections by providing monthly reminders to customers and by insuring that the full credit service charge is made for each month during which a customer's balance is outstanding.

MANUFACTURING OPERATIONS
- ------------------------

   The Company did not, and does not, engage in any manufacturing activities.

RESEARCH AND DEVELOPMENT ACTIVITIES
- -----------------------------------

   The Company did not, and does not, engage in any research and development activities.

ENVIRONMENT AND SAFETY
- ----------------------

   The Company believes it is in compliance with all applicable environmental control laws. Periodically, safety engineers from the Company's insurance carriers conduct inspections of the various premises of the Company. The Company believes it has complied with all recommendations of such inspectors.

EMPLOYEE RELATIONS
- ------------------

   On March 31, 1996, the Company had approximately 76 employees, of whom three were executives. The Company expects to have only 20 employees, including the three executives, as of July 15, 1996. Although certain employees of the Company, consisting of all retail salesmen, drivers and drivers' helpers in Brooklyn and all persons engaged in warehousing and shipping in Brooklyn are covered by union contracts, none of such individuals are expected to be employed as of July 15, 1996.

COMPETITION
- -----------

   The furniture retail industry, in which the Company was historically engaged, is highly competitive.

   (D) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
   --------------------------------------------------

         Not applicable

ITEM 2. PROPERTIES.
- -------------------

   The Company owns the following four conventional retail furniture stores:

                                    Approximate
                                    Selling Area
Location                            In Square Feet
- --------                            --------------
Brooklyn
  635 Fulton Street                         30,000
  503 Fifth Avenue                          40,000
  1449 Broadway                             40,000
  182 Smith Street                          30,000


   The Company has entered into a contract to sell its Fifth Avenue Store for $850,000, and is seeking to sell its other properties.


ITEM 3. LEGAL PROCEEDINGS.
- --------------------------

   The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------------------------------------------------------------

         None.

                                     PART II
                                     -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.
- -------------------------------------------------------------------------------

   (a) The Company's Common Shares are traded in the over-the-counter market. The following table sets forth the average high and low bid prices of the Company's Common Shares for each full quarter during the past two fiscal years as reported through the NASDAQ System:


                                                 Year Ended
                                  March 31, 1995              March 31, 1996
QUARTER                        HIGH BID     LOW BID       HIGH BID**    LOW BID**
- -------                        --------     -------       ----------    ---------

First (April-June)              10-1/4         10             10-1/4     10

Second (July-September)          9-5/8         9-3/8          10         10

Third (October-December)         9-1/2         9-1/2          10         9-1/4

Fourth (January-March)          10-1/4         9-5/8          15-1/2     11-1/4

   Note such over-the-counter quotations reflect inter- dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

   (b) On May 31, 1996, there were 166 holders of record of the registrant's Common Shares (representing approximately 495 individual stockholders).

   (c) During each quarter for the past two fiscal years, through the quarter ended December 31, 1995, the registrant has paid a regular dividend of 9(cent) per share. No dividends have been paid since December 1, 1995.


- --------
** Commencing with the quarter ended March 31, 1996, NASDAQ published only high and low market prices. For this quarter, market prices are presented.

                       J. MICHAELS, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA


                                                                                    YEAR ENDED MARCH 31,
                                                        1996             1995           1994           1993            1992
                                                       ------           ------         ------         ------          -----


Cumulative effect of
 changes in accounting
 methods . . . . . . . . . . . . . . . .                                               $778,565

Income  (loss)  from
  discontinued  operations
  (net  of  income  tax  provision
  (benefit) of $(78,573), $172,000, $385,700,
  $479,400 and $545,900, respectively). .              $ (116,835)     $   508,070        621,051    $   688,903     $   839,123
                                                        -----------     ------------   ------------   ------------    -----------



NET INCOME (LOSS). . . . . . . . . . . . .              $ (116,835)     $   508,070    $ 1,399,616    $   688,903     $   839,123
                                                        ===========     ============   ============   ============    ===========


Earnings (loss) per share:
   Discontinued operations . . . . . . . .                  $ (.14)          $ 0.60         $ 0.71         $ 0.79          $ 0.96
   Cumulative effect of changes in
     accounting methods. . . . . . . . . .                                                    0.90
                                                            -------          -------        ------

   Net income (loss) . . . . . . . . . . .                  $ (.14)          $ 0.60         $ 1.61         $ 0.79          $ 0.96
                                                            =======          =======        =======        =======         ======

Weighted average number of shares
   outstanding . . . . . . . . . . . . . .                 863,994          851,282        867,872        873,783         876,282
                                                           ========         ========       ========       ========        =======

Cash dividends per share . . . . . . . . .                  $ 0.27           $ 0.36         $ 0.36         $ 0.36          $ 0.36
                                                            =======          =======        =======        =======         ======


Total long-term obligations. . . . . . . .                                                            $   536,834     $   605,538
                                                                                                      ============    ===========


Shareholders' equity . . . . . . . . . . .             $15,590,308      $15,897,932    $15,666,852    $14,840,303     $14,493,683
                                                       ============     ============   ============   ============    ===========


Total assets . . . . . . . . . . . . . . .             $15,935,393      $17,337,107    $17,162,828    $17,108,130     $15,760,927
                                                       ============     ============   ============   ============    ===========


Total liabilities. . . . . . . . . . . . .             $   345,085      $ 1,439,175     $ 1,495,976   $ 2,267,827     $ 1,267,244
                                                       ============     ============                  ============    ===========


Book value per share . . . . . . . . . . .                  $17.49           $18.68         $18.40         $16.98          $16.54
                                                            =======          =======        =======        =======         ======

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
        OF OPERATIONS.
        --------------

   During the Company's 1996 fiscal year, the Company decided to discontinue its existing furniture business, and is in process of selling its assets. The financial statements contained in this report have accordingly been restated to reflect all of the Company's operations as a discontinued operation, and the discussion set forth herein is historical in nature.

   Net loss (net of income tax benefit of $78,573) was $116,835 in Fiscal 1996, compared to net income (net of income tax provision of $172,000 and $385,700 respectively) of $508,070 in 1995 and $621,051 in 1994.

   Bad debts expense as a percentage of revenues has increased in 1996 to 6.8% from 2.2% for 1995. The collectability as indicated by aging has not shown a need to increase the allowance for doubtful accounts.

   Post retirement benefits are not expected to have a material impact on the Company.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

   Working capital provided by operations represents the Company's primary source of funds. Historically, an adequate working capital position has made it unnecessary to borrow funds to carry customer receivables and has consistently enabled the Company to effect special and quantity purchases at discounts. The Company has not established any credit lines. Inflation does not have a significant impact on the Company's operations.

   The Company will not have any material capital needs while it sells its assets and distributes proceeds to its pre-Merger shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- ----------------------------------------------------

         Response to this item contained in Item 14(a)

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
- --------------------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

   On January 5, 1995, the Registrant's Board of Directors replaced Ernst & Young ("E&Y") with Richard Eisner & Co. as the Registrant's independent certified public accountants.

   The reports of E&Y on the Registrant's financial statements for the two fiscal years ended March 31, 1994, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

   In connection with the audits of the Registrant's financial statements for the two fiscal years ended March 31, 1994, and in the subsequent interim periods, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report.

   During the Company's 1995 fiscal year, it was discovered that the cash balance reflected on the Company's March 31, 1994 balance sheet was overstated by $295,464. The Company determined that the bulk of the shortage was occasioned by failure to record charges to the bank account by the credit card companies that processed customer credit card transactions. Failure to record other bank charges, and wire transfers to vendors, also contributed to the shortage. Although the non-recorded charges for fiscal 1993 and 1994 did not have a material effect on the Company's results for such years, causing an after-tax charge of $4,978 in fiscal 1993 ($.00 per share) and $37,143 in fiscal 1994 ($.05 per share), the Company determined that the charge to retained earnings for periods prior to Fiscal 1993 was sufficiently material ($210,743) to require it to restate its financial statements since Fiscal 1991.

                                    PART III
                                    --------

Directors and Executive Officers

   The following information is furnished with respect to each director and executive officer of the Company. Each director has been in the active employ of the Company for more than five years and was elected at the last annual meeting of shareholders of the Company. Mr. Pagano has been employed as Merchandise Manager since 1990. In 1994 he assumed the administrative duties previously performed by Mr. Sullivan. Previous to 1990, Mr. Pagano owned and operated a retail furniture store.

   Mr. James H. Michaels is the registered and beneficial owner of 74,862 shares. Mr. Michaels is also the sole trustee of a trust for the benefit of Richard H. Michaels, his cousin, which trust contains 101,532 shares of the Company and a co-trustee of a trust under the will of Jules Michaels, which trust contains 139,449 shares. Mr. Michaels is also a member and director of Michaels

Philanthropic Foundation, which is the record and beneficial owner of 17,550 shares. Mr. Michaels' wife is also a director of the foundation.

   By virtue of the foregoing, Mr. James Michaels may be deemed to be a person in control of the Company. There are no arrangements or understanding with respect to the election of directors of any other matters. The securities listed are Common Shares of the Company beneficially owned, directly or indirectly, as of May 31, 1996.



NAME AND AGE OF                                                          YEAR SERVICE AS
DIRECTORS/OFFICERS                              PRINCIPAL OCCUPATION      DIRECTOR BEGAN     SECURITIES(2)
James H. Michaels(44)                           Director, President             1979        353,393(3)(4)
Edward P. Sullivan(74)                          Director, Consultant            1971          5,000(4)
Lance Davis(56)                                 Director, Advertising           1991             -0-
                                                  Director
John Pagano(34)                                 Director, Vice President        1995             -0-

(1) Until May, 1996, Ms. Helene Steinhart was also a Vice President of the Company.

(2) Mr. Michaels owns 38.8% of the outstanding shares of Common Stock. No officer or director other than Mr. James Michaels owns more than 1% of the issued and outstanding shares.

(3) See "Outstanding Voting Securities and Principal Holders" and the notes thereto. Mr. James Michaels may be deemed a person in control of the Company.

(4) Includes for Messrs. Michaels and Sullivan 20,000 and 5,000 shares of Common Stock, respectively, that are subject to purchase under currently exercisable options granted under the Incentive Stock Option Plan.

   There are no arrangements or undertakings between any of the above executive officers and any other person pursuant to which such executive officer was selected as such.

   The Company has no audit, nominating or compensation committees or committees performing similar functions except for the option committee appointed to administer the Company's Incentive Stock Option Plan and 1987 Stock Option Plan, which has not met for the last three fiscal years. During its last fiscal year, the Company's Board of Directors held 5 meetings. All directors were present at 75 percent or more of such meeting. Directors are paid no fees for serving as such.

                             EXECUTIVE COMPENSATION

   The following table contains specific compensation information for the Chief Executive Officer as of March 31, 1996. No other executive officer of the Company receives in excess of $100,000 in total annual compensation.

NAME AND PRINCIPAL POSITION                 FISCAL                    ANNUAL      COMPENSATION
                                            YEAR          SALARY      BONUS       ALL OTHER(1)
James H. Michaels, President                1996         $384,369    $23,472       $5,219
                                            1995         $358,352    $43,004       $5,149
                                            1994         $350,638    $44,560       $4,981


(1) Includes value to Mr. James Michaels of the use of a car provided by the Company to him for combined business and personal use.

(2) Does not include the Corporation's contributions for Mr. Michaels to the J. Michaels Furniture Inc. Savings and Security Plan (401 K Plan).

Mr. Michaels did not receive any long term compensation in any of the fiscal years ended March 31, 1996, 1995 and 1994.

                                   ----------

   The J. Michaels Furniture, Inc. Savings and Security Plan, which became effective April 1, 1986, is designed to enable participants to accumulate savings. The Plan provides that non-union employees with at least six months of continuous service with the Company may elect to contribute each year between 1% and 15% of his or her eligible earnings to the Plan. The Company in its discretion may make a matching contribution for any plan year which would either be based on a formula adopted by the Company for that plan year or would equal a total dollar amount determined by the Company for that plan year. Participants have a full and immediate vested interest in amounts contributed by them and earnings thereon. The Company has terminated the Plan, subject to Internal Revenue Service approval. As a result, all Plan participants are fully vested in all contributions made on their behalf.

   For the plan year ended December 31, 1995, no contribution was made under the Plan.

                                   ----------

   Effective April 1, 1995, the Company entered into an employment contract with Mr. Michaels. This employment contract covered the period through March 31, 1997 and provided for an annual base salary of $400,000 per year increasing by the percentage increase in the consumer price index, incentive compensation equal to 4% of the Company's consolidated income before any income taxes for such year, after elimination of any non-recurring gain or loss arising from the sale of any store or any substantial part of the Company's business less expenses allocable thereto, and for certain payments in the event of his disability. In the event of Mr. Michael's death, the Company will pay to his wife or estate within 90 days of his death, an amount equal to his base salary at the time of his death, together with the average incentive compensation paid or payable to him in respect of the most recent two full fiscal years preceding his death. In addition, the employment contract provides that upon a change of control of the Company (as defined therein, and including a merger or a liquidation), Mr. Michaels will be paid in a lump sum an amount equal to three times the base compensation payable to him under the contract at the time of the change of control plus an amount equal to three times the average annual incentive compensation paid or payable to Mr. Michaels in respect of the most recent two fiscal years prior to the change of control, together with additional payments to the extent necessary to compensate Mr. Michaels for excise taxes payable on such lump sum payments, but in any event the aggregate payments to Mr. Michaels may not exceed an amount such that any excise tax payment would become due. The contract provides that upon his termination, Mr. Michaels is not required to mitigate any damages suffered by him and provides for the Company to indemnify Mr. Michaels to the fullest extent permitted by law

   J. Michaels Inc. has an Incentive Stock Option Plan (the "ISOP"), pursuant to which options to purchase up to 225,000 shares of common stock may be granted, and a 1987 Stock Option Plan (the "1987 Plan") pursuant to which options to purchase up to 50,000 shares of common stock may be granted. There were no options granted under the ISOP or the 1987 Plan since 1986, and the Merger Agreement prohibits s approved the granting of additional options. Both plans will terminate upon consummation of the Merger.

   As of March 31, 1996 options to purchase 25,000 shares were outstanding under the ISOP, 5,000 of which options were granted at an exercise price of $11.375 per share to Mr. Edward Sullivan, and 20,000 of which options were granted to Mr. James Michaels at an exercise price of $12.513 per share. These options are expected to be exercised in July, 1996. As approved by the shareholders of the Company at the last annual meeting of the Company, a warrant to purchase 40,000 shares at $10.50 per share was granted to Mr. Michaels. This warrant was exercised on December 2, 1995.

   Set forth below is information as to the aggregate option exercises and fiscal year-end option value of the Mr. Michaels:

NAME           SHARES ACQUIRED    VALUE       NUMBER OF UNEXERCISED       VALUE OF
               ON EXERCISES       REALIZED    OPTIONS AT FISCAL YEAR      UNEXERCISED
                                              END EXERCISABLE/            IN-THE-MONEY
                                              UNEXERCISABLE               OPTIONS AT FY-
                                                                          END EXERCISABLE
                                                                          UNEXERCISABLE
J. Michaels       40,000            0           20,000/-                     $100,000/-


                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Mr. Michaels filed a Form 4 to reflect the grant of the Warrant to purchase 40,000 shares of common stock late.


               OUTSTANDING VOTING SECURITIES AND PRINCIPAL HOLDERS

   The number of voting securities of the Company outstanding on May 31, 1996, was 891,282 Common Shares, all of one class and each entitled to one vote. On May 31, 1996, the following persons owned of record, or were believed by the Company to own beneficially, more than 5% of the Common Shares of the Company.

NAME AND ADDRESS                            AMOUNT AND NATURE                          PERCENT
OF BENEFICIAL OWNER                         OF BENEFICIAL OWNERSHIP                    OF CLASS

Phyllis Michaels                                   168,396                              18.9%
182 Smith Street
Brooklyn, NY 11201

James H. Michaels                                  353,393(1)(3)                        38.8%
182 Smith Street
Brooklyn, NY 11201

Doris Rosenson                                     149,658(2)                           16.8%
1822 Lathrup
Saginaw, Mich. 48603

Tweedy Browne, Inc.                                54,253(4)                             6.1%
TBK Partners
52 Vanderbilt Avenue
New York, NY 10017

All Directors and Officers                         358,393(3)                           39.1%
as a group (6 persons)


   (1) Includes (i) 74,862 shares of which Mr. Michaels is the record and beneficial owner, (ii) 101,532 shares owned by a trust for the benefit of Richard H. Michaels of which James H. Michaels is sole trustee: (iii) 139,449 shares held as a fiduciary under the will of Jules Michaels, and (iv) 17,550 shares owned by Michaels Philanthropic Foundation of which Mr. Michaels and his wife are directors.

   (2) Includes (i) 10,209 shares of which Mrs. Rosenson is the record and beneficial owner, and (ii) 139,449 shares held by her as a co-trustee (together with Mr. James Michaels) under the will of Jules Michaels.

   (3) Except in the case of the 17,550 shares owned by the Michaels Philanthropic Foundation where the power to vote and dispose of the shares is shared by the directors and in the case of the 139,449 shares owned by the trust under the will of Jules Michaels where the power to vote and dispose of the shares is shared by the trustees, all other beneficial owners listed in the table have the sole power to vote and dispose of the shares shown as beneficially owned by them. Includes 20,000 and 25,000 shares of Common Stock, respectively, for Mr. James H. Michaels and all directors and officers as a group, which shares may be acquired pursuant to immediately exercisable options granted under the Company's Incentive Stock Option Plan.

   (4) Based on filings with the Securities & Exchange Commission.

   Pursuant to a Voting Agreement executed in connection with the Merger Agreement, Mr. James Michaels has agreed to vote his shares, and the shares held by him as trustee for the benefit of Richard H. Michaels, in favor of the Merger and, if his co-trustee of the trust u/w/o/ Jules Michaels agrees to vote in favor of the Merger, to vote those shares in favor of the Merger as well.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------

         (a) The following documents are filed as part of this report:

            1. Financial Statements

   See Index to Consolidated Financial Statements and Financial Statements Schedules

            2. Financial Statement Schedules

   See Index to Consolidated Financial Statements and Schedules.

            3. Exhibits:

   (2) -- Agreement and Plan of Merger and exhibits thereto, incorporated by reference from the Company's Current Report on Form 8- K dated April 25, 1996.

   (3)(a) -- Copy of Restated Certificate of Incorporation of the Registrant, dated March 20, 1962, filed as Exhibit 3(a) to the Registrant's Registration Statement No. 2-19485, filed pursuant to the Securities Act of 1933, as amended (the "First Registration Statement"), and incorporated herein by reference.

   (3)(a)(1) -- Copy of Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated July 28, 1969, filed as Exhibit 3(a)(1) to the Registrant's Registration Statement No. 2-40,875, filed pursuant to the Securities Act of 1933, as amended (the "Second Registration Statement"), and incorporated herein by reference.

   (3)(b)(i) -- Copy of By-Laws of the Registrant, filed as Exhibit 3(b) to the Second Registration Statement, and incorporated hereby by reference.

   (3)(b)(ii) -- Amendment to by-laws of the Registrant, filed as part of Registrant's Proxy Statement dated August 14, 1987 (the "1987 Proxy").

   (10) -- 1987 Stock Option Plan of the Registrant, filed as part of the 1987 Proxy.

   (22) -- List of Registrant's subsidiaries:

   The Registrant, a New York corporation, owns 100% of the issued and outstanding shares of all of the following corporations:

                              States under the laws

        NAME                                  OF WHICH ORGANIZED
                                              ------------------
J. Michaels Stores Corp.                           New York
Michaels & Co., Inc.                               New York
Cook Credit Corp.                                  New York
QII Corp.                                          New York

    All of the above subsidiaries are included in the consolidated financial statements of the Registrant.


   (b) A Current Report on Form 8-K was filed on February 2, 1996, reporting the execution of the Letter of Intent with Siebert. A Current Report on Form 8-K was filed on April 25, 1996, reporting the execution of the Merger Agreement.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                J. MICHAELS, INC.

                             By: /S/ JAMES MICHAELS
                             ----------------------
                                     James Michaels, President

Date:  July 1, 1996


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and upon the date indicated.


Date:  July 1, 1996                 /S/ JAMES MICHAELS
                                    ------------------
                                        James Michaels, President and
                                        Principal Executive Officer
                                        and Director


Date:  July 1, 1996                 /S/ LANCE DAVIS
                                    ---------------
                                        Lance Davis, Director


Date:  July 1, 1996                 /S/ EDWARD P. SULLIVAN
                                    ----------------------
                                        Edward P. Sullivan, Director


Date:  July 1, 1996                 /S/ JOHN PAGANO
                                    ---------------
                                        John Pagano, Director

                        FORM 10-K - ITEM 14(a)(1) and (2)
                       J. MICHAELS, INC. AND SUBSIDIARIES



                                  - I N D E X -
                                  -------------


The following consolidated financial statements of J. Michaels, Inc. and subsidiaries are included in Item 8:

                                                              PAGE
                                                             NUMBER
                                                             ------

REPORT OF INDEPENDENT AUDITORS                                 F-2


CONSOLIDATED BALANCE SHEETS AS AT MARCH 31,
1996 AND MARCH 31, 1995                                        F-3


CONSOLIDATED STATEMENTS OF INCOME FOR THE
YEARS ENDED MARCH 31, 1996, MARCH 31, 1995
AND MARCH 31, 1994                                             F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1996,
MARCH 31, 1995 AND MARCH 31, 1994                              F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY FOR THE YEARS ENDED MARCH 31, 1996,
MARCH 31, 1995 AND MARCH 31, 1994                              F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-7


The following consolidated financial statement schedule of J. Michaels, Inc. and subsidiaries is included in Item 14(d):

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS               F-11

All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
J. Michaels, Inc.


   We have audited the accompanying consolidated balance sheets of J. Michaels, Inc. and subsidiaries as at March 31, 1996 and March 31, 1995, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended March 31, 1996. Our audits also include the financial statement schedule listed in the index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of J. Michaels, Inc. and subsidiaries at March 31, 1996 and March 31, 1995 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As  discussed in Note A, the Company  agreed to a merger with Muriel  Siebert
Capital Markets Inc. whereby it will dispose of all of its assets, pay its liabilities and distribute the net proceeds of the disposal to its pre-merger shareholders.


/s/ Richard A. Eisner & Company, LLP
- ------------------------------------
    Richard A. Eisner & Company, LLP

New York, New York
May 20, 1996

                       J. MICHAELS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                           MARCH 31,
                             A S S E T S                           1996                  1995
                             -----------                          ------                -----
Assets held for disposal. . . . . . . . . . .                      $15,935,393           $17,337,107
                                                                   ============          ===========


                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------


Liabilities . . . . . . . . . . . . . . . . .                      $   345,085           $ 1,439,175
                                                                   ------------          -----------


Shareholders' equity:
   Common stock, $1 par value; authorized
     1,500,000 shares; issued 1,145,369
     shares and 1,105,369 shares
     in 1996 and 1995, respectively . . . . .                         1,145,369             1,105,369

   Additional paid-in capital . . . . . . . .                         1,405,224             1,025,224

   Net unrealized gain on securities
     available-for-sale . . . . . . . . . . .                                                     943

   Retained earnings. . . . . . . . . . . . .                       13,908,802             14,255,483
                                                                   ------------           -----------

                                                                     16,459,395            16,387,019

   Less 254,087 shares in 1996 and 1995 of
     common stock held in treasury, at cost .                           489,087               489,087

   Less note receivable from shareholder. . .                          380,000                     -
                                                                   -----------           ------------

          Total shareholders' equity. . . . .                       15,590,308             15,897,932
                                                                   ------------           -----------


          T O T A L . . . . . . . . . . . . .                      $15,935,393            $17,337,107
                                                                   ============           ===========












               Attention is directed to the foregoing accountants'
                report and to the accompanying notes to financial
                                   statements.

                       J. MICHAELS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           YEAR ENDED MARCH 31,
                                                                           --------------------
                                                                1996              1995             1994
                                                                ----              ----             ----
Cumulative effect of changes in
   accounting methods. . . . . . . .                           --                 --            $  778,565


Income  (loss)  from  discontinued
  operations  (net  of  income  tax
  provision (benefit) of
  $(78,573), $172,000 and $385,700,
  respectively) . . . . . . . . . .                          $(116,835)         $508,070          621,051
                                                             ----------         ---------       ----------


NET INCOME (LOSS). . . . . . . . . .                         $(116,835)         $508,070        $1,399,616
                                                             ==========         =========       ==========

Earnings (loss) per share:
   Cumulative effect of change in
     accounting methods. . . . . . .                              --                --            $ .90

   Discontinued operations . . . . .                           $(.14)             $ .60             .71
                                                               ------             ------           -----


                                                               $(.14)             $ .60           $1.61
                                                               ======            ======           ======

Weighted average number of shares
   outstanding . . . . . . . . . . .                          863,994           851,282          867,872
                                                              ========         ========          =======





















            Attention is directed to the foregoing accountants'report
             and to the accompanying notes to financial statements.

                       J. MICHAELS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            YEAR ENDED MARCH 31,
                                                                            --------------------
                                                                1996               1995               1994
                                                                ----               ----               ----
Cash flows from discontinued operations:
   Net income (loss) . . . . . . . . . . . .                $  (116,835)        $  508,070         $ 1,399,616
   Adjustments to reconcile net income
     (loss) to net cash provided by
     discontinued operations:
       Depreciation and amortization . . . .                     98,857            121,172             168,263
       Cumulative effect of changes in
         accounting methods. . . . . . . . .                                                          (778,565)
       Deferred taxes. . . . . . . . . . . .                     15,964            (4,788)             (29,000)
       Gain on sale of assets. . . . . . . .                    (97,280)          (38,846)
       Loss on disposal of equipment . . . .                                                             2,639
       (Gain) loss on sale of marketable
         securities. . . . . . . . . . . . .                                       30,307             (125,177)
       Bad debt expense. . . . . . . . . . .                    396,378           157,915              431,776
       Changes in operating assets and
         liabilities . . . . . . . . . . . .                    569,040           276,407              466,865
                                                             ------------      ------------         -----------
           Net cash provided by discontinued
             operations. . . . . . . . . . .                    866,124         1,050,237            1,536,417
                                                             ------------      ------------         -----------

Cash flows from investing activities:
   Purchase of marketable securities . . . .                 (6,023,411)        (2,557,258)         (4,112,910)
   Proceeds from sale of marketable
     securities. . . . . . . . . . . . . . .                  7,577,253          5,840,885           2,979,674
   Net decrease in commercial paper. . . . .                                                         3,350,000
   Other . . . . . . . . . . . . . . . . . .                   (166,185)           (23,801)            (26,475)
                                                             ------------       ------------        ------------
           Net cash provided by investing
             activities. . . . . . . . . . .                  1,387,657          3,259,826           2,190,289
                                                               ------------       ------------        -----------

Cash flows from financing activities:
   Principal payments on long-term debt. . .                                       (26,667)            (23,704)
   Purchase of treasury stock. . . . . . . .                                                          (232,100)
   Payment of cash dividends . . . . . . . .                   (229,846)          (306,498)           (312,402)
   Proceeds from exercise of warrants. . . .                     40,000
           Net cash (used in) financing
             activities. . . . . . . . . . .                   (189,846)          (333,165)           (568,206)
                                                             ------------       ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS. .                  2,063,935          3,976,898           3,158,500

Cash and cash equivalents - beginning of
   year. . . . . . . . . . . . . . . . . . .                  9,057,812          5,080,914           1,922,414
                                                             ------------       ------------        -----------

CASH AND CASH EQUIVALENTS - END OF YEAR. . .                $11,121,747        $ 9,057,812         $ 5,080,914
                                                            ============       ============        ===========
Supplemental disclosures of cash flow information:
     Interest. . . . . . . . . . . . . . . .                $    42,000        $    61,000         $     7,000
     Taxes . . . . . . . . . . . . . . . . .                    137,000            292,000             439,000
Supplemental disclosure of noncash financing activities:
     See Note F


           Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                       J. MICHAELS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                      Net
                                                                                  Unrealized
                              Common Stock                       Gain (Loss)
                             ($1 PAR VALUE)                          on                                    Note
                          Number                   Additional    Securities                               Receivable
                            of                       Paid-In     Available-    Retained      Treasury       FROM
                          SHARES        AMOUNT       CAPITAL      FOR-SALE     EARNINGS       STOCK      SHAREHOLDER   TOTAL
                         --------      --------     ---------    ----------    ---------     -------      ----------   -----

Balance - March 31, 1993.  1,105,369    $1,105,369    $1,025,224                $12,966,697  $(256,987)                 $14,840,303

Net income. . . . . . . .                                                         1,399,616                               1,399,616

Purchase of
 treasury stock. . . . .                                                                       (232,100)                  (232,100)

Dividends paid
 ($.36 per share) . . . .                                                         (312,402)                               (312,402)

Accounting change . . . .                                           $(28,565)                                              (28,565)
                          ----------   -----------   -----------    ---------   -----------   ----------                 ----------

Balance -
 March 31, 1994. . . . .   1,105,369     1,105,369     1,025,224     (28,565)   14,053,911    (489,087)                  15,666,852

Net income. . . . . . . .                                                          508,070                                  508,070

Change in net
 unrealized appreciation
 on securities
 available-for-sale. . .                                              29,508                                                 29,508

Dividends paid
 ($.36 per share) . . . .                                                          (306,498)                              (306,498)
                          ----------   -----------   -----------    --------- ------------   ----------                   ---------

Balance -
 March 31, 1995. . . . .  1,105,369     1,105,369     1,025,224          943    14,255,483    (489,087)                  15,897,932

Net (loss). . . . . . . .                                                         (116,835)                               (116,835)

Change in net
 unrealized
 appreciation
 on securities
 available-for-sale . .                                  (943)                                                  (943)

Dividends paid
 ($.27 per share) . . . .                                                        (229,846)                                (229,846)

Warrants exercised. . . .    40,000        40,000       380,000                                             $(380,000)       40,000
                          ----------   -----------   -----------    --------- ------------   ----------      ----------     -------

BALANCE -
 MARCH 31, 1996. . . . .   1,145,369    $1,145,369    $1,405,224     $ - 0 -   $13,908,802    $(489,087)     $(380,000) $15,590,308
                          ==========   ===========   ===========    ========= ============   ==========      ========== ===========







            Attention is directed to the foregoing accountants'report
             and to the accompanying notes to financial statements.

                       J. MICHAELS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
- --------------------------------------------------------------------------------

         [1] BUSINESS, SALE OF ASSETS, MERGER AND BASIS OF PRESENTATION:
         ---------------------------------------------------------------

   J. Michaels, Inc. and its subsidiaries (collectively, the "Company") were primarily engaged in the retail sale of household furnishings, primarily on credit. The Company's stores are located in the Brooklyn and Buffalo, New York areas. On February 1, 1996, the Company signed a letter of intent providing for the merger of Muriel Siebert Capital Markets Group, Inc. ("MSCMG"), the parent of Muriel Siebert & Co., Inc., a registered broker/dealer and investment banking firm, into the Company, and the disposal of all of its assets, the liquidation of its liabilities and the distribution of the net proceeds to its pre-merger shareholders. On April 24, 1996, the Company signed a definitive merger agreement with MSCMG (the "Merger Agreement") which is subject to shareholder approval.

         [2] SALE OF ASSETS:
         -------------------

   The Company, subsequent to year end, has disposed of substantially all of the assets of its Buffalo, New York operations for $842,000, or approximately $532,000 in excess of net book value. The Company has entered into a contract for the sale of the land and building of its Fifth Avenue store for $850,000 or approximately $763,000 and $1,513,000, respectively, in excess of net book value and is negotiating the sale of its three other parcels of real estate.
Inventories in Brooklyn are being liquidated and the Company has made arrangements for a third party to act as its agent to collect its accounts receivable after the effective date of the merger. The Company will incur certain costs in connection with the disposal of its business, including a payment of $1,179,161 to its president under his employment agreement and employee termination costs. At the effective date of the merger $500,000 will be placed in escrow in connection with the Company's representations and warranties in the Merger Agreement, a substantial distribution will be made to the Company's pre-merger shareholders and the balance of the Company's assets and all remaining liabilities will be transferred to a liquidating trust for the benefit of the Company's pre-merger shareholders.

(continued)

                       J. MICHAELS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
- --------------------------------------------------------------------------------
   (continued)

      [3] ACCOUNTING POLICIES:
          --------------------

   The Company has reflected its entire operations as discontinued operations in the accompanying financial statements. Since a net gain is anticipated upon disposal of the remaining assets, the costs of disposal have not been accrued. Revenues from discontinued operations were $8,461,000, $7,176,000 and $5,801,000, respectively, for the three years ended March 31, 1996.

   Inventories are recorded at the lower of cost or market.

   Fixed assets are carried at cost less a reserve for depreciation.

   Liabilities are stated at face amount which equals book value.

   Earnings per share are based on the weighted average number of shares outstanding during each year. Options and warrants are not material.


(NOTE B) - ASSETS:
- ------------------

   The assets, at historical cost, of the Company consisted of:


                                            YEAR ENDED MARCH 31,
                                            --------------------
                                             1996         1995
                                             ----         ----
          Cash and cash equivalents . .  $11,121,747   $ 9,057,812
          Restricted cash . . . . . . .                  1,012,012
          Available for sale
             securities . . . . . . . .                  1,456,562
          Customers' installment
             receivables, net . . . . .    3,133,845     4,108,604
          Inventories . . . . . . . . .      473,079       667,697
          Prepaid and deferred taxes. .      610,431       480,657
          Other current assets. . . . .       13,216        38,016
          Real estate, net. . . . . . .      347,373       363,607
          Furniture, fixtures and
             equipment, net . . . . . .       51,098        59,080
          Assets held for lease, net. .      184,604        93,060
                                             -------        ------

                    T o t a l . . . . .  $15,935,393   $17,337,107
                                         ============  ===========

(continued)

                       J. MICHAELS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - LIABILITIES:
- -----------------------

   The liabilities of the Company at face amount were:

                                                  YEAR ENDED MARCH 31,
                                                  --------------------
                                                     1996        1995
                                                     ----        ----
               Accounts payable and accrued
                  expenses . . . . . . . . .      $345,085   $  427,163
               Short positions in marketable
                  securities . . . . . . . .                  1,012,012
                                                  ---------  ----------

                         T o t a l . . . . .      $345,085   $1,439,175
                                                  =========  ==========


(NOTE D) - STOCK OPTIONS:
- -------------------------

   In July 1986, 225,000 shares of common stock were reserved for issuance under the Company's incentive stock option plan (the "Plan"). The Plan provides for an option price of not less than fair market value at the grant date. Each option granted is to be for a term not exceeding ten years from the grant date. The options are exercisable in cumulative annual installments of 20% each year, starting at the date of the grant.

   In September 1987, the shareholders approved the Company's 1987 nonqualified stock option plan (the "1987 Plan") for which 50,000 shares of common stock were reserved for issuance. The 1987 Plan provides for an option price to be determined by an option committee, but in no event shall it be less than $5.50 per share. Each option granted may be exercised on the terms and conditions set forth by the option committee. In any event, the option may not be exercised until one year of continuous employment after date of grant. No options have been granted under the 1987 Plan.

                                           YEAR ENDED MARCH 31,
                                           --------------------
                                1996                1995               1994
                                ----                ----               ----
Stock option plan:
   Options available
     for future grant .        200,000            200,000              192,500
   Options expired
     during fiscal
     year end . . . . .                            (7,500)
   Options outstanding
     at fiscal year end         25,000             25,000               32,500
   Option price per
     share. . . . . . .   $11.375 - $12.513   $11.375 - $12.513  $11.375 - $12.513
   Options exercisable
     at fiscal year end         25,000             25,000               32,500
   Options exercised
     during the fiscal
     year . . . . . . .            --                 --                   --

(continued)

                       J. MICHAELS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE D) - STOCK OPTIONS:  (continued)
- -------------------------

   The Plan and the 1987 Plan will be terminated on the effective date of the merger and any options issued pursuant to such plans not exercised prior to the effective date of the merger will be cancelled. Pursuant to the Merger Agreement the Company has agreed not to grant additional options under these plans.

(NOTE E) - EMPLOYEE BENEFIT PLANS:
- ----------------------------------

   Contributions to union sponsored multiemployer defined benefit pension plans were $64,000, $67,000 and $66,000 in fiscal years 1996, 1995 and 1994, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Merger Agreement provides that prior to the effective date of the merger the Company's obligation to fund these plans will be terminated.

   The Company sponsors an employee savings plan under section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Employer contributions were approximately $- 0 -, $30,000 and $10,000 for fiscal years 1996, 1995 and 1994, respectively, and are based solely at the Company's discretion. The plan was terminated subsequent to year end subject to approval by the Internal Revenue Service. Accordingly, all Company contributions and related earnings credited to participants have become fully vested. The Company maintains no other post-retirement benefits for its employees.


(NOTE F) - WARRANT:
- -------------------

   On September 15, 1995 the shareholders approved the issuance to the president of a warrant to purchase 40,000 shares of the Company's common stock at $10.50 a share. On December 5, 1995 the president exercised the warrant, and as consideration made a cash payment of $40,000 and issued a note to the Company in the principal amount of $380,000 due December 31, 1997 with interest payable semi-annually at the Applicable Federal Rate (5.57 percent at December 31,
1995).

                                                                     SCHEDULE II

                       J. MICHAELS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                      Column A               Column B                  Column C                          Column D         Column E
- ---------------------------------------- ------------------------------------------------------ ---- ---------------- -------------
                                                                       Additions
                                                        ----------------------------------
                                             Balance         (1)               (2)
                                                        --------------- ------------------
                                                at                          Charged to                         Balance
                                            Beginning     Charged to          Other                               at
                                                of        Costs and         Accounts -      Deductions -        End of
                    Description               Period       Expenses          Describe        Describe *         Period
- ---------------------------------------- ------------------------------ -----------------   ------------      --------

Allowance for doubtful accounts:

   Year ended March 31, 1996. . . .         $400,000      $396,378                            $396,378        $400,000
                                            =========     =========                           =========       ========
 . . . . . . . .


   Year ended March 31, 1995. . . .         $400,000      $157,915                            $157,915        $400,000
                                            =========     =========                           =========       ========
 . . . . . . . .


   Year ended March 31, 1994. . . .         $400,000      $431,776                            $431,776        $400,000
                                           =========     =========                           =========        ========


(*)  Writeoff of uncollectible accounts, net of recoveries.