Form 10-Q
period 1996-06-30
MICHAELS J INC
filed 1996-08-20
CIK 65596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1996

Commission file Number     0-5703

                                J. Michaels, Inc.
             (Exact name of registrant as specified in its charter.)

         New York                                        11-1796714
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

182 Smith Street, Brooklyn, NY                              11201
(Address of principal executive offices                  (Zip Code)

Registrant's telephone number, including area code:
718-852-6100

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

         Common Stock, $1 Par Value - 891,282 shares as of June 30, 1996.

                       J. MICHAELS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands except                 3 Months ended June 30,
 for per share data

                                              1996        1995
                                              ----        ----
Income (loss) from discontinued
 operations (net of income tax
 provision (benefit) of $(107,000)
 and $62,000 respectively)                    $(162)      $80

Gain on disposition of assets
 (net of income tax provision
 (benefit) of $218,000 and $0
 respectively)                                 $330        -
                                               ----       --

  NET INCOME (LOSS)                            $168       $80
                                              =====       ===

 Earnings per share:

  Discontinued operations                     $.19        $.09
                                              ====        ====

  Cash dividends per share                    $0          $.09
                                              ====        ====

Weighted average number of
  shares outstanding                          891,282     851,282
                                              =======     =======

                       J. MICHAELS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  A S S E T S

                             6/30/96                   6/30/95                    3/31/96
                             -------                   -------                    -------
Assets held
for disposal               $15,891,106              $17,595,704              $ 15,935,393
                           -----------              -----------               -----------

         LIABILITIES AND
         SHAREHOLDERS' EQUITY

Liabilities                $   133,176              $ 1,677,865              $    345,085
                           -----------              -----------               -----------

Shareholders'
equity:

  Common stock               1,145,369                1,105,369                 1,145,369

  Additional paid-
  in capital                 1,405,224                1,025,224                 1,405,224

  Net unrealized
  gain on securi-
  ties available
  for sale                           -                   17,944                        -

 Retained earnings          14,076,424               14,258,389               13,908,802
                            ----------               ----------               ----------

                            16,627,017               16,406,926               16,459,395

 Less common stock
 held in treasury,
 at cost                       489,087                  489,087                  489,087

 Less notes
 receivable from
 shareholder                   380,000                        -                  380,000
                           -----------              -----------               ----------

 Total shareholders'
 equity                     15,757,930               15,917,839               15,590,308
                           -----------              -----------               ----------

     Total                 $15,891,106              $17,595,704              $15,935,393
                           ===========              ===========              ===========

                       J. MICHAELS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   (Amounts in thousands)                           THREE MONTHS ENDED
                                             6/30/96                  6/30/95
                                             -------                  -------
Cash flow from discontinued operations:

  Net Income (loss)                         $   168                    $   80

  Adjustments to reconcile net
  income (loss) to net cash
  provided by discontinued
  operations:

         Depreciation                            60                        32
         Gain from sale of assets              (549)
         Decrease (increase) in
         current assets held
         for disposal                         1,236                       260
         Increase (decrease)
         in liabilities                        (422)                      239
                                            -------                       ---

         Net cash flow from
         discontinued operations                493                       611
                                            -------                       ---

Cash flow applied to invest-
ment activities
         Purchase of fixed assets               (35)                      (64)
         Decrease (increase) in
           restricted cash                        -                      (308)
         Decrease (increase) in
           investments                            -                    (3,120)
         Proceeds on sale of assets             835
                                             ------                    ------
           Net cash flow from
             (applied to)
             investing activities               800                    (3,492)
                                             ------                   -------

Cash flow applied to financing activities:
         Payments of cash dividends
           to stockholders                        -                       (78)
                                             ------                   -------

         Net cash flow from
          (applied to) financing
          activities                              -                       (78)
                                             ------                    ------

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                                 1,293                    (2,959)

Cash and cash equivalents,
  beginning of period                        11,121                     9,058
                                             ------                    ------

Cash and cash equivalents,
  end of period                             $12,414                    $6,099
                                            =======                    ======

                       J. MICHAELS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Earnings per share are computed by dividing net earnings by weighted average number of common shares outstanding during period.

2. The financial information presented is unaudited. Such information reflects all adjustments which, in the opinion of management, are necessary to present fairly the consolidated results of discontinued operations and changes in financial position for the three months then ended.

3. As previously reported, during its 1996 fiscal year, the Company decided to discontinue its existing furniture business and enter into a merger with Muriel Siebert Capital Markets Group, Inc., pursuant to which the net proceeds from the sale of the Company's assets would be distributed to its pre-merger shareholders. The Company, subsequent to June 30, 1996, entered into an agreement to sell the buildings and real property representing the Smith Street store and warehouse for $1,400,000, which is substantially in excess of the remaining book cost of such buildings and property.

4. On July 7, 1996, the President and a director exercised their stock options to purchase 25,000 shares. In connection therewith the Company received $307,135 and issued 25,000 shares of Common Stock. There are no other options outstanding.

                       J. MICHAELS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         J. Michaels, Inc. and its subsidiaries were, until now, engaged in the retail sale of household furnishings, primarily on credit. The Company also operated a retail furniture leasing division in the Buffalo, N.Y. area.

         During the Company's 1996 fiscal year, the Company decided to discontinue its existing furniture business and is in the process of selling its assets. The financial statements contained in this report have accordingly been restated to reflect all of the Company's operations as a discontinued operation, and the discussion set forth herein is historical in nature.

         The data submitted below reflects, among other things, the sale of retail and leasing operations in Buffalo. The Company has retained the retail accounts receivable and continues to collect same. Expenses include severance and other payroll termination costs of employees who have left.

         Net income for the three months ended June 30, 1996 was $168,000 compared to $80,000 last year. The $168,000 includes a gain of $548,000 on the sale of the Buffalo businesses.

         Revenues this year decreased to $826,000 compared to $1,554,000 in the previous year.

         Selling, general and administrative expenses decreased to $554,000 from $876,000 in the preceding year.

         Bad debts expense decreased by $86,000 from the previous year. This reduction is primarily the result of recoveries exceeding write offs.

         Other income (net) increased from $124,000 last year to 148,000. In 1996, income was additionally charged in the amount of $105,000 representing franchise taxes payable resulting from audits of 1991, 1992 and 1993.

         As at August 15, 1996, the Company has little or no retail sales. It does continue to earn interest on its receivables and continues to collect its receivables.

         The Company has contracted to sell its Fifth Avenue store and the buildings and real property representing the Smith Street store and warehouse for $850,000 and $1,400,000 respectively. It continues to negotiate the sale of its remaining real properties.

                           PART II - OTHER INFORMATION

                                      None

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  J. MICHAELS, INC.

                                  By: ARTHUR FETTNER
                                      -------------------
                                      Arthur Fettner CAO


Dated:  August 15, 1996

                                EXHIBIT INDEX



EXHIBIT NO.                                        DESCRIPTION


    27                                       FINANCIAL DATA SCHEDULE