Form 10-K/A
period 1995-12-31
MICHAELS J INC
filed 1996-09-05
CIK 65596

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                               Amendment No. 1 to
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1995

                           COMMISSION FILE NO. 0-5703


                              J. MICHAELS, INC.
           ----------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEW YORK                                        11-1796714
- --------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


              182 Smith Street, Brooklyn, N.Y.           11201
          -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (718) 852-6100
          -----------------------------------------------------------
               (Registrant's telephone number, including area code)

       Securities registered pursuant to section 12(b) of the Act: NONE
         Securities registered pursuant to Section 12(g) of the Act:


                        Common Shares, $1.00 par value
                       --------------------------------
                               (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment of this Form 10-K. / /

     The aggregate market value of voting stock (which consists solely of Common Shares) held by non-affiliates of the registrant as of June 13, 1996, computed by reference to the closing price of such stock reported by the NASDAQ System on such date: $6,542,649. The number of shares outstanding of the registrant's common stock, as of June 30, 1996 was 891,282 Common Shares, $1.00 par value.

                                  SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   J.MICHAELS, INC.


                                   By:   /s/ ARTHUR FETTNER
                                       ---------------------------
                                             Arthur Fettner CAO


Dated: September 4, 1996