Form 10-Q
period 1996-09-30
SIEBERT FINANCIAL CORP
filed 1996-11-19
CIK 65596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

Commission file number 0-5703

              SIEBERT FINANCIAL CORP. (formerly J. Michaels, Inc.)
            (Exact name of registrant as specified in its charter.)

         New York                                           11-1796714
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

885 Third Avenue, New York, NY                                 10022
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: 212-644-2400

J. Michaels, Inc., 182 Smith Street, Brooklyn, NY 11201
(Former name, former address and former fiscal year, if changed since last report)

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

     Common Stock, $1 Par Value - 916,282 shares as of November 1, 1996.

Part I - Financial Information
Item 1.  Financial Statements

                       J. MICHAELS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Amounts in Thousands except per share data)


                                        Six Months                              Three Months
                                      ended Sept. 30,                         ended Sept. 30,
                              -----------------------------          ----------------------------
                                  1996             1995                    1996            1995
                                  ----             ----                    ----            ----
                                       (unaudited)                             (unaudited)

Discontinued
   Operations:
Income (loss) from
    discontinued
    operations (net
    of income tax
    provision
    (benefit) of
    ($168) and $13
    respectively)             $    (251)          $      19          $     (89)          $     (61)


Gain on deposition
    of assets (net
    of income tax
    provision
    (benefit) of
    $530 and $0
    respectively)                   794                   0                164                   0
                              ---------           ---------          ---------           ---------

    NET INCOME                $     543           $      19          $     375           $     (61)
                              =========           ---------          =========           =========
    (LOSS)

Earnings                      $     .60           $     .02          $     .40           $    (.07)
                              =========           =========          =========           =========
(loss) per share

Cash dividends per
share                         $       0           $     .19          $       0           $     .09
                              =========           =========          =========           =========

Weighted average
    number of shares
    outstanding                 903,782             851,282            916,282             851,282
                              =========           =========          =========           =========


See notes to consolidated financial statements.

                       J. MICHAELS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


         A S S E T S


                                    9/30/96              3/31/96
                                    -------              -------
                                  (unaudited)
Assets held
for disposal                      $16,497,279          $15,935,393
                                  ===========          ===========

    LIABILITIES AND
    SHAREHOLDERS' EQUITY



Liabilities                       $    56,624          $   345,085
                                  -----------          -----------

Shareholders'
equity:
  Common stock                      1,170,369            1,145,369

  Additional paid-
  in capital                        1,687,359            1,405,224

  Net unrealized
  gain on securi-
  ties available
  for sale

 Retained earnings                 14,452,014           13,908,802
                                  -----------          -----------

                                   17,309,742           16,459,395

 Less common stock
 held in treasury,
 at cost                              489,087              489,087

 Less notes
 receivable from
 shareholder                          380,000              380,000
                                  -----------          -----------

 Total shareholders'
 equity                           $16,440,655          $15,590,308
                                  -----------          -----------

     Total                        $16,497,279          $15,935,393
                                  ===========          ===========


See notes to consolidated financial statements.

                       J. MICHAELS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (Amounts in thousands)

                                         SIX MONTHS ENDED
                                     9/30/96          9/30/95
                                     -------          -------
CASH FLOW FROM DISCONTINUED
  OPERATIONS:
  Net Income                         $    543        $     19

  Adjustments to reconcile net
  income to net cash
  provided by discontinued
  operations:

    Depreciation                           66              47
    Gains from sale of
     assets                            (1,324)              0
    Decrease (increase) in
    current assets held
    for disposal                        1,664             414
    Increase (decrease)
    in liabilities                       (287)             94
                                     --------        --------

    Net cash flow provided by
    discontinued operations               662             574
                                     --------        --------

CASH FLOW FROM INVEST-
MENT ACTIVITIES
    Purchase of fixed assets              (35)           (136)
    Decrease (increase) in
      unrestricted cash                     0           1,012
    Decrease (increase) in
        investments                         0          (3,558)
    Proceeds on sale of
      Assets                            1,608               0
                                     --------        --------

    Net cash flow provided by
     (used in) financing
     activities                         1,573          (2,682)
                                     --------        --------
CASH FLOW FROM FINANCING
ACTIVITIES
    Proceeds from exercise of
    stock options                         307               0
    Payments of cash dividends
    to stockholders                         0            (153)
                                     --------        --------

    Net cash flows provided by
    (used in) financing
    activities                            307            (153)
                                     --------        --------

    Net Increase (decrease)
    in cash and cash
    equivalents                         2,542          (2,261)

    Cash and cash equivalents
    beginning of period              $ 11,121        $  9,058
                                     --------        --------

    Cash and cash equivalents
    end of period                    $ 13,663        $  6,797
                                     ========        ========

See notes to consolidated financial statements.

                       J. MICHAELS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During fiscal 1996, the management of the Company decided to discontinue its existing retail furniture business. On April 24, 1996 the Company signed a definitive Plan and Agreement of Merger with Muriel Siebert Capital Markets Group, Inc. ("MSCMG") providing for the merger of MSCMG into the Company (the "Merger"). Shortly before the effective date of the Merger, Muriel Siebert, the sole shareholder of MSCMG, contributed 1,000 shares of Muriel Siebert & Co., Inc. ("Siebert"), a company engaged in the retail discount brokerage and investment banking business, being 100% of the shares outstanding, to MSCMG. The Company will distribute the proceeds and all its assets, other than its shares of Siebert, to the pre-Merger stockholders of the Company who will, by virtue of the Merger, collectively retain a 2 1/2% interest in the surviving company which will change its name to Siebert Financial Corp. The merger was consummated on November 8, 1996.

         On November 12, 1996 the Company paid a cash dividend of $11.50 per share to its pre-Merger shareholders of record on November 8, 1996.

         The consolidated financial statements include the accounts of J. Michaels, Inc. and its wholly owned subsidiaries. The financial information presented is unaudited. Such information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. Future filings will include only the accounts of Siebert Financial Corp. and its wholly owned subsidiary, Siebert.

         Earnings per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period.

         On July 7, 1996, the President and a director exercised their stock options to purchase 25,000 shares. There are no other options outstanding.

         The J. Michaels, Inc. Trust, the successor to the pre-Merger assets of the Company, continues to have an agreement to sell the buildings and real property representing the Smith Street store and warehouse and the Broadway store for amounts which are substantially in excess of the remaining book cost of such buildings and property.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         J. Michaels, Inc. and its subsidiaries were previously engaged in the retail sale of household furnishings, primarily on credit. The Company also operated a retail furniture leasing division in the Buffalo, N.Y. area.

         During the Company's 1996 fiscal year, the Company decided to discontinue its existing furniture business and is in the process of selling its assets. The financial statements contained in this report have accordingly been restated to reflect all of the Company's operations as a discontinued operation, and the discussion set forth herein is historical in nature.

         The data submitted below reflects, among other things, the sale of the retail and leasing operations in Buffalo and the sale of the Company's Fifth Avenue Store. The Company has retained the retail accounts receivable related thereto and continues to collect same. Expenses include severance and other payroll termination costs of employees who have left.

         Net income for the three months ended September 30, 1996 was $543,000 compared to $19,000 for the same period last year. The $543,000 includes a gain of $773,000 on the sale of the Fifth Avenue store.

         Revenues this period decreased to $1,094,000 compared to $2,973,000 in the previous year period.

         Selling, general and administrative expenses decreased to $1,119,000 from $1,846,000 in the same period last year.

         Bad debts expense decreased by $57,000 from the comparable previous year period. In 1996, income was additionally charged in the amount of $103,000 representing franchise taxes payable for prior years.

         As at November 1, 1996, the Company has little or no retail sales. It continues to earn interest on its receivables and continues to collect its receivables.

         The Company has contracted to sell the buildings and real property representing the Smith Street store and warehouse and its Broadway store. It continues to negotiate the sale of its Fulton Street store.

                           PART II - OTHER INFORMATION




Item 4.           Submission of Matters to a Vote of Security
                  Holders

                  On September 22, 1996, the shareholders of the Company approved the merger (the "Merger") of Muriel Siebert Capital Markets Group, Inc. ("Siebert") with and into the Company, the change of name of the Company to Siebert Financial Corp., the change in the par value of the common stock to $.01 per share, and an increase in the number of authorized shares to 49,000,000. On October 31, 1996, the shareholders of the Company approved a 1-for-7 reverse stock split, to be effective immediately following the Merger.

Item 5.           Other Information

                  On November 8, 1996, the Merger was consummated. In connection therewith, the name of the Company was changed to Siebert Financial Corp., the par value was changed to $.01 and the authorized shares were increased as described above and a 1-for-7 reverse stock split was effected. Shareholders of the Company immediately prior to the Merger received an initial distribution of $11.50 per pre-reverse split share.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  Exhibit 27 Financial Data Schedule (EDGAR filing only)

         (b)      Reports on Form 8-K:  none.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               By: /s/ T.K. Flatley
                                                   ---------------------------
                                                   T.K. Flatley
                                                   Chief Financial Officer
                                                   (on behalf of the
                                                   Registrant and as
                                                   principal financial
                                                   officer)

Dated:  November 19, 1996