Form 10-K
period 1996-12-31
SIEBERT FINANCIAL CORP
filed 1997-03-31
CIK 65596

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission file number 0-5703



                             SIEBERT FINANCIAL CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New York                                  1-1796714
          ------------------------------                ---------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification Number)

         885 Third Avenue, Suite 1720
         New York, New York                                   10022
         ----------------------------------------            --------
         (Address of  principal executive office)           (Zip Code)

Registrant's telephone number, including area code: (212) 644-2400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X         No
                              -------         -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [ X ]

     As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,227,000 based on the bid price of the Common Stock on the Nasdaq SmallCap Market on that date.

     As of March 24, 1997, there were 5,237,610 shares of Common Stock outstanding, including 5,105,000 shares held by Muriel F. Siebert, Chair, President and a Director of the Registrant.

                      Documents incorporated by reference:

     Siebert Financial Corp.'s definitive proxy statement to be filed by the Registrant pursuant to Regulation 14A is incorporated by reference into items 10, 11, 12 and 13 of Part III of this Form 10-K by reference.



================================================================================

PART I

Item 1. BUSINESS

General

     Siebert Financial Corp. (the "Company") is a holding company which conducts all of its business activities in the retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation ("Siebert"). Muriel Siebert, the first woman member of the New York Stock Exchange, is the President and owns 97.5% of the outstanding Common Stock of the Company.

     The Company is the successor by merger to J. Michaels, Inc. ("JMI"), a company incorporated on April 9, 1934 in the State of New York which had been in the retail furniture business for more than 100 years. Because of a decline in the strength of JMI's core retail furniture business in Brooklyn, New York, management of JMI concluded that the return on JMI's assets generated by its business was insufficient and decided that it would be in the best interests of its shareholders to sell JMI's assets and distribute the net proceeds after payment of all liabilities to the shareholders of JMI. On April 24, 1996, JMI and Muriel Siebert Capital Markets Group, Inc., a Delaware corporation owned by Ms. Siebert ("MSCMG"), entered into a plan and agreement of merger (the "Merger Agreement") providing for the merger (the "Merger") of MSCMG with and into JMI, on the terms and conditions contained in the Merger Agreement, and, in connection therewith, after a distribution concurrently with the consummation of the Merger, to transfer all of JMI's remaining assets to a liquidating trust pursuant to the Merger Agreement and to sell such assets and distribute the proceeds thereof to the shareholders of JMI. The Merger was consummated on November 8, 1996. Shortly thereafter, the first liquidating dividend of $11.50 per share was paid to shareholders of JMI. An additional $2.50 per share was paid in February 1997 and additional amounts are expected in the future to a total distribution of approximately $18.00 per share. The Company will have no continuing involvement with the liquidation of the remaining assets of JMI.

     Following the merger, the Company's fiscal year was changed to December 31.

     Siebert was incorporated on June 13, 1969 under the laws of the State of Delaware. The principal executive offices of the Company and Siebert are located at 885 Third Avenue, 17th Floor, New York, New York 10022.

Business Overview

     Siebert provides discount brokerage services and related services to more than 80,000 investor accounts. Siebert's focus in its discount brokerage business is to serve retail clients who seek a wide selection of quality investment services at commissions that are substantially lower than those of full-commission firms and competitive with the leading national discounters. Through its Capital Markets division, Siebert offers institutional clients equity execution services on an agency basis and equity, fixed income and municipal underwriting and investment banking services. Siebert is a participant in the secondary markets for Municipal and U.S. Treasury securities. The Capital Markets division trades listed closed end bond funds and certain other securities for its own account. The proprietary trading business is strictly segregated from that of the agency business executed on behalf of institutional clients.

     The firm is unique among discount brokerage firms in that through its Capital Markets division it offers a wide array of underwriting and investment banking services including acting as sole manager, co-manager and otherwise participating in the management underwriting teams of, or acting as financial advisors for, municipal, corporate debt and equity, government agency and mortgage/asset backed securities issues.

     The Company believes that it is the largest Woman-Owned Business Enterprise ("WBE") in the capital markets business in the country through Siebert and the largest Minority and Women's Business Enterprise ("MWBE") in the tax exempt underwriting area in the country through its Siebert Brandford Shank Division.

The Retail Discount Brokerage Business

     Discount Brokerage and Related Services. The Commission eliminated fixed commission rates on securities transactions on May 1, 1975, a date that would later come to be known as "May Day", spawning the discount brokerage industry; that very day, on the opening bell, Siebert executed its first discounted commission trade. The firm has been a member of The New York Stock Exchange, Inc. (the "NYSE") longer than any other discount broker.

     Siebert provides discount brokerage and related services to more than 80,000 investor accounts. Siebert's focus in its discount brokerage business is to serve retail clients who seek a wide selection of quality investment services at commissions that are substantially lower than those of full-commission firms and competitive with the national discounters.

     Siebert clears securities transactions on a fully-disclosed basis through National Financial Services Corp. ("NFSC"), a wholly owned subsidiary of Fidelity Investments, as its clearing agent for all transactions. NFSC, with over $4 billion in assets, adds state-of-the-art technology as well as back-office experience to the operations of Siebert supplementing Siebert's in-house systems.

     Siebert serves investors who make their own investment decisions. Siebert seeks to assist its customers in their investment decisions by offering a number of value added services, including quick and easy access to account information. The firm provides its customers with information via toll-free 800 service direct to its representatives between 7:30 a.m. and 7:30 p.m. Eastern Time. Through its MarketPhone Voice Response service and its Siebert OnLine software introduced, in the first quarter of 1996, 24 hour access is available to customers. Siebert's exclusive PerformanceFax P&L analysis service, introduced in the second quarter of 1996, provides by facsimile profit and loss account information before the market opens each morning. In January, 1997 SiebertNet was introduced providing customers with the ability to place orders, get real time quotes and news and other services directly over the Internet.

     Independent Retail Execution Services. Siebert is independent of the Over-the- Counter ("OTC") and "Third" market makers and consequently offers what is believed to be the best possible trade executions for customers. Siebert does not make markets in securities, nor does it position against customer orders. Most of the firm's listed orders are routed to the primary exchange for execution. This allows the customer the opportunity for price improvement when trading directly on the NYSE. Through a service called NYSE Prime*, Siebert has the ability to document to customers all price improvements received on orders executed on the NYSE when orders are filled at better than the National Best Bid/Offer.

     The firm's OTC orders are executed through a network of unaffiliated Nasdaq market makers with no single market maker executing all trades. This allows Siebert to fill its customer orders by choosing the market maker it deems best in each particular stock quickly and efficiently in all market conditions. Additionally, the firm offers customers execution services through the SelectNet* and Instinet* systems. These systems are not generally offered by other discounters. Siebert believes that its OTC executions afford its customers the best possible opportunity for consistent price improvement. Siebert does not execute OTC trades through affiliated market makers.

     Siebert executes trades of fixed income securities through its Capital Markets division. Representatives of Siebert's Capital Markets division assist clients in buying, selling or shopping for competitive yields of fixed income securities, including municipal bonds, corporate bonds, U.S. Treasuries, mortgage-backed securities, Government Sponsored Enterprises, Unit Investment Trusts ("UITs") or Certificates of Deposit ("CDs"). See "Business--Capital Markets Division."

     Retail Customer Service. Siebert provides retail customers, at no additional charge, with personal service via toll-free access to dedicated customer support personnel for all of its products and services. The customer service department is located in its home office in New York City. The department is staffed and supervised by securities professionals qualified to address all of the clients' needs. Each representative is equipped with powerful workstations running multiple software programs simultaneously for quick response to customer inquiries. The workstations display real-time quotes, market information, up-to-date equity and margin balances, positions and account history.

     Products and Services. Siebert offers retail customers a variety of products and services designed to assist them with their investment needs and allow them the convenience of maintaining a single brokerage account for simplicity and security. The firm backs up its order execution service with a no-hassle service guarantee that states, "If you are dissatisfied with a trade for any reason, that trade is commission free."


--------
*NYSE Prime is a service mark of the New York Stock Exchange, Inc.; SelectNet is a trademark of Nasdaq; Instinet is a trademark of Reuters.

     Siebert's products and services include the Siebert Asset Management account featuring no- fee, no minimum check writing; a dividend reinvestment program that allows for the automatic reinvestment of cash dividends as well as capital gains distribution; retirement accounts that are free of fees if the account maintains assets of at least $10,000; $100 million in account protection per account consisting of $500,000 in standard insurance and $99.5 million in additional protection, at no charge; free safekeeping services; and the Siebert Syndicate Hotline, Siebert's exclusive municipal bond syndicate notification program.

     Electronic Services. Siebert provides customers with electronic delivery of services through a variety of means, as discussed below. Siebert believes, however, that the electronic delivery services, while cost efficient, do not offer a customer the ultimate in flexibility. Siebert believes a combination of electronic services and personalized telephonic service maintains customer loyalty and best serves the needs of most customers. To that end, all of the services of the firm are supported by trained licensed securities professionals.

     Siebert OnLine - the firm's popular PC software, introduced in the first quarter of 1996, runs on Windows 3.1* and Windows95* through a secure private connection. It features easy installation and intuitive operations but its design lends itself to the active trader as well. With the click of a mouse, investors can check their account status, get real-time quotes and place orders to trade securities 24 hours a day.

     Siebert MarketPhone(R) - allows customers to trade at their convenience through touch-tone phones and to check balances and executions and receive real-time quotes, free. The service also permits automatic transfer to a live broker or the use of the fax-on-demand feature to select an investment report to be delivered to a fax machine within 90 seconds through the firm's Research by Fax(R) service.

     PerformanceFax - introduced in the second quarter of 1996, allows customers to receive a comprehensive profit and loss analysis of their portfolios faxed each morning before the market opens. Alternatively, the customer can select from weekly and monthly schedules for receipt of PerformanceFax reports.

     SiebertNet - Internet access with features including the efficiency and manageability of placing stock orders, obtaining real time quotes, confirmation of pending and executed orders, access to late breaking news and valuable financial reports, as well as current account information including balances and positions.

     Siebert FundExchange(R) - The FundExchange(R) Mutual Fund service provides customers with access to approximately 4,500 mutual funds, including 1,000 no-load funds, about 340 of which have no-transaction fees.

     Siebert is currently developing and will offer during the next year new products and services including the following:

--------
* Windows 3.1 and Windows95 are trademarks of the Microsoft Corporation.

     On-line  statement   imaging  system  -  Electronic   imaging  of  customer
     statements   will  be   displayed   directly   on  the  screen  of  Siebert
     representatives for fast accurate reconciliation of customer accounts.

     PerformanceFax   enhancements  -  New  reports  will  become  available  to customers.

     No annual fee VISA(R)* credit card - Will allow customers to make purchases with a Siebert VISA credit card.

     Enhanced MarketPhone(R) telephone brokerage service - Features will include quotes on mutual funds and Canadian securities; the ability to purchase mutual funds; a new upgraded menu system; and additional access ports.

     Siebert Fax on Demand service - Customers will be able to call toll free from any touch tone telephone and select from a list of reports that will be faxed 24 hours a day.

     Newsand trade execution alert service via PC, beeper and fax - Customers will be able to keep abreast of the market whether at home or traveling using the firm's alert service.

     VIP Premiere Statement - The statements will offer a more sophisticated view of the brokerage account information including a new account valuation section, an asset allocation pie chart, a new improved activity section, and a more detailed income summary section.

     A Charitable Common Fund account that will allow customers to contribute appreciated securities and designate the beneficiaries of income and principal without incurring capital gains taxes on the appreciation.

     Retail New Accounts. Siebert maintains a separate New Accounts department to familiarize each customer with Siebert's array of services, policies and procedures. The department assists in the development of new business received through the firm's print and broadcast advertising as well as its referral programs. Additionally, requests to upgrade services such as option and margin approval are handled by this department.

     The Retail New Accounts department assesses the credit worthiness of customers and monitors control procedures for each new customer. These procedures include the use of a combination of nationally recognized fraud prevention services and internal controls developed and maintained by Siebert. Management feels that these procedures minimize Siebert's exposure to customers' fraudulent activities.

     The New Accounts department staff also assist customers in document management and compliance with regulatory requirements.

--------
         *VISA is a registered trademark of VISA International.

     Retirement Accounts. Siebert offers customers a variety of self-directed retirement accounts for which it acts as agent on all transactions. Custodial services are provided through NFSC, the firm's clearing agent, which also serves as trustee for such accounts. IRA, SEPP IRA and KEOGH accounts can be invested, and 401(k) plans will in the near future be able to be invested, in a wide array of mutual funds, stocks, bonds and other investments all through one consolidated account. Cash balances in these accounts are swept daily to the money market fund chosen by the customer. Retirement accounts in excess of $10,000 in assets are free of maintenance fees. Retirement accounts also enjoy free dividend reinvestment in more than 6,000 publicly traded securities allowing customers to automatically reinvest cash dividends and capital gains distributions for additional shares of the same security.

     Customer Financing. Customers' securities transactions are effected on either a cash or margin basis. Generally, a customer buying securities in a cash-only brokerage account is required to make payment by the settlement date, currently three business days after the trade is executed. However, for purchases of certain types of securities, such as options, a customer must have a cash or a money market fund balance in his or her account sufficient to pay for the trade prior to its execution. When selling securities, a customer is required to deliver the securities, and is entitled to receive the proceeds, on the settlement date. In an account authorized for margin trading, Siebert arranges for the clearing agent to lend its customer a portion of the market value of certain securities up to the limit imposed by the Federal Reserve Board, which for most equity securities is initially 50%. Such loans are collateralized by the securities in the customer's account. Short sales of securities represent sales of borrowed securities and create an obligation to purchase the securities at a later date. Customers may sell securities short in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed.

     In permitting a customer to engage in transactions, Siebert assumes the risk of its customer's failure to meet his or her obligations and in the event of adverse changes in the market value of the securities positions in his or her account. Both Siebert and its clearing agent reserve the right to set margin requirements higher than those established by the Federal Reserve Board.

     Pursuant to its clearing agreement, Siebert participates in its clearing agent's income from financing Siebert customers' transactions. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Offices. During the fourth quarter of 1996, Siebert opened retail discount brokerage offices in Morristown, New Jersey and Palm Beach and Surfside (Bal Harbour), Florida and entered into an agreement to relocate its office in Los Angeles to Beverly Hills.

     Siebert currently maintains seven retail discount brokerage offices. See "Item 2 Properties." Customers can visit the offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert's activities are conducted by telephone and mail.

     The New York office remains open Monday through Friday from 7:30 a.m. to 7:30 p.m., Eastern Time, daily, while branch offices remain open from 9 a.m. to 5 p.m., Eastern Time, daily to service customers in person and by telephone.

     During the second quarter of 1996, the firm reached an agreement with its clearing firm whereby the clearing firm would guarantee the availability of up to 14 trading positions and related telephone and computer equipment for the use of Siebert personnel in the event Siebert's main trading facility was unavailable for any reason. Furthermore, the 14 trading positions would be supported by the clearing agent's internal licensed representatives until Siebert's representatives arrived. The clearing firm has failed to provide evidence that they will be able to meet their commitments and the Company is taking steps to provide alternate arrangements as soon as practical.

     Information Systems. Siebert's operations rely heavily on its information processing and communications systems. Siebert's system for processing a securities transaction is automated. Registered representatives equipped with online computer terminals can access customer account information, obtain securities prices and related information and enter and confirm orders online.

     To support its customer service delivery systems, as well as other applications such as clearing functions, account administration, record keeping and direct customer access to investment information, Siebert maintains a computer network in New York. Through its clearing agent, Siebert's computers are also linked to the major registered United States securities exchanges, the National Securities Clearing Corporation and The Depository Trust Company. Failure of Siebert's information processing or communication systems for a significant period of time could limit its ability to process its large volume of transactions accurately and rapidly. This could cause Siebert to be unable to satisfy its obligations to customers and other securities firms, and could result in regulatory violations. External events, such as an earthquake or power failure, loss of external information feeds, such as security price information, as well as internal malfunctions, such as those that could occur during the implementation of system modifications, could render part or all of such systems inoperative.

     To enhance the reliability of the system and integrity of data, Siebert maintains carefully monitored backup and recovery functions. These include logging of all critical files intra-day, duplication and storage of all critical data outside of its central computer site each evening, and maintenance of facilities for backup and communications located in facilities provided by NFSC, its clearing agent, at the World Financial Center.

Capital Markets Division

     In 1991, Siebert formalized its commitment to its institutional customer base by creating the Siebert Capital Markets division (the "Capital Markets Division"). This group has served as a co- manager, selling group member or underwriter on a full spectrum of new issue offerings by municipalities, corporations and federal agencies. The Division has been involved in issues from New York to California. In addition, the Division's distribution system is extensive. The firm has an active retail account base in excess of 80,000 accounts, and an institutional account base which numbers approximately 600 accounts.

     The Company believes that it is the largest WBE in the capital markets business in the country through Siebert and the largest MWBE in the tax exempt underwriting area in the country through its Siebert Brandford Shank Division.

     The two principal areas of the Capital Market Division are Investment Banking and Institutional Equity Execution Services.

     Investment Banking. Siebert offers investment banking services to corporate and municipal clients through its Capital Markets Division which participates in public offerings of equity and debt securities with institutional and individual investors.

     Siebert has participated as an underwriter for taxable and tax-exempt debt raising capital for many types of issuers including states, counties, cities, transportation authorities, sewer and water authorities and housing and education agencies. Since it began underwriting in 1989, the firm has co-managed over $61.6 billion in municipal debt. Investment Banking revenues from the underwriting of taxable and tax-exempt debt and fees from financial advisor and remarketing activities are set forth in the table "Selected Financial Data" in
Part II - Item 6.

     In October 1996, Siebert formed the Siebert Brandford Shank Division of Siebert to add to the former activities of Siebert's tax exempt underwriting department the activities of 26 municipal investment banking professionals who were previously employed by the 13th largest tax exempt underwriting firm in the country. As soon as all licenses and consents are obtained, the Siebert Brandford Shank Division will be separately incorporated and Napoleon Brandford and Suzanne F. Shank will own 51% of the equity and be entitled to 51% of the net profits or bear 51% of any net losses after Siebert's recovery of start-up expenses while Siebert will have the balance. The group is expected to make Siebert a more significant factor in the tax exempt underwriting area. This is expected to enhance Siebert's government and institutional relationships as well as the breadth of products that can be made available to retail clients.

     In addition to occupying a portion of Siebert's existing offices in New York, the new Division has opened offices in San Francisco, Seattle and Houston and is paying rent on an interim basis while negotiating to open or assume the leases for additional offices in Dallas, Chicago, Detroit and Los Angeles. The additional overhead and costs incurred in the openings will adversely impact net income until additional revenues are produced in amounts sufficient to absorb such overhead and costs. There can be no assurance as to when and if such revenues will be produced. As a startup Division, the unit has not yet been profitable.

     To date, however, the Division has been awarded roles as Co-Managing Underwriter of offerings approximating $3.5 billion and as a Senior Managing
Underwriter of offerings of approximately $500 million expected to come to market between April 1 and December 31, 1997. Awarded clients include the States of California, Texas and Washington and the Cities of Chicago, Detroit and St. Louis.

     Siebert has participated as an underwriter in several of the largest common stock offerings that have come to market, including Conrail, Allstate, PacTel Corporation, Estee Lauder and Lucent Technologies. To date, the firm has participated as an underwriter in over 105 offerings including corporate debt issuance totaling over $3.6 billion.

     The principal sources of revenue of the Capital Markets Division are underwriting profits and management fees derived from underwriting. Certain risks are involved in the underwriting of securities. Underwriting syndicates agree to purchase securities at a discount from the initial public offering price. If the securities must be sold below the syndicate cost, an underwriter is exposed to losses on the securities that it has committed to purchase. In the last several years, investment banking firms have increasingly underwritten corporate and municipal offerings with fewer syndicate participants or, in some cases, without an underwriting syndicate. In such cases, the underwriter assumes a larger part or all of the risk of an underwriting transaction. Under Federal securities laws, other laws and court decisions, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered. While municipal securities are exempt from the registration requirements of the Securities Act, underwriters of municipal securities nevertheless are exposed to substantial potential liability in connection with material misstatements or omissions of fact in the offering documents prepared in connection with offerings of such securities.

     Institutional Equity Execution Services. The firm emphasizes personalized service, professional order handling and client satisfaction to approximately 400 institutional accounts. It utilizes up to 15 independent floor brokers that use an extensive network linked via direct "ring down" circuits. Each broker is strategically located on a major exchange, which allows Siebert to execute orders in all market environments. Utilizing its clearing arrangement, Siebert has the ability to provide foreign execution and clearing services to institutional customers. Although the firm from time to time positions stocks, options or futures, it does not execute customer orders against such positions because Siebert believes its client's interest in a transaction should always be placed above any other interest. The firm's institutional client list includes some of the largest pension funds, investment managers and banks across the country. The firm trades an average of 668,000 shares daily for institutional investors and for its own account.

     Institutional Basket Trading Technology. The Capital Markets Division completed in the second quarter of 1996 the design and commenced operation of the exclusive Siebert Real-Time List Execution System ("SRLX"). SRLX is designed exclusively for institutional customers who employ the use of basket trading strategies in their portfolio management.

     SRLX enables the Capital Markets Division to simultaneously manage an array of baskets for multiple clients while providing real-time analysis. SRLX can be integrated into an existing local area network. It is built with the latest 32 bit technology to take advantage of today's Pentium-based PC's running Microsoft Windows95* or Windows NT*. Data integrity is assured through a private digital T1 line with built-in network redundancy.


--------
* Pentium is a trademark of the Intel Corporation; Microsoft Windows95 and WindowsNT are a trademarks of the Microsoft Corporation.

     SRLX is built for institutional customers with features designed to add significant value to their trading capabilities. SRLX features include: Written almost entirely in VB native code by in-house staff for reliability and speed; sophisticated graphical interface allowing exceptional control and monitoring; real-time order entry, reporting and messaging from the inter-market trading network; real-time basket analysis including average pricing and liquidity;
multiple basket management from a single window; account allocation and end-of-day report uploading; customized client reports; active intervention for large blocks or inactive stocks; and built-in automatic fail-safe and recovery system.

Advertising, Marketing and Promotion

     Siebert develops and maintains its retail customer base through printed advertising in financial publications, broadcast commercials over national and local cable TV channels as well as promotional efforts and public appearances by Ms. Siebert. Additionally, a significant portion of the firm's new business is developed directly from referrals by satisfied customers.

     The Capital Markets Division maintains a practice of announcing in advance that it will contribute a portion of the net commission revenues it derives from sales of negotiated new issue equity, municipal and government bonds to charitable organizations. Once the Siebert Brandford Shank division is profitable, the division will likely follow a similar practice. Siebert is certified as a WBE with numerous states, agencies and authorities. Siebert is the only "WBE" which offers both retail and institutional product distribution capabilities. It is also the largest "WBE" with significant minority participation. Although it has been a member of the New York Stock Exchange since 1967, new business opportunities have become available to it based upon its status as a "WBE." See "Business - Regulation."

     Many of the firm's competitors expend substantial funds in advertising and direct solicitation of prospects and customers to increase their share of the market.

Competition

     Siebert encounters significant competition from full-commission and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations many of which are significantly larger and better capitalized than Siebert. The general financial success of the securities industry over the past several years has strengthened existing competitors. Siebert believes that such success will continue to attract additional competitors such as banks, insurance companies, providers of online financial and information services, and others as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert believes that the main competitive advantages are quality of execution and service, responsiveness, price of services and products offered, and the breadth of product line.

     Among Siebert's principal retail competitors are Charles Schwab, Quick and Reilly, Fidelity Investments, Waterhouse Securities, Jack White & Co. and Kennedy Cabot. Siebert charges commissions lower than some other discount brokers including Charles Schwab, Quick & Reilly and Fidelity Investments. In investment banking, Siebert's principal competitors for business include both national and regional firms, some of whom have resources substantially greater than Siebert's.

Regulation

     The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The Securities and Exchange Commission (the "Commission") is the Federal agency charged with administration of the Federal securities laws. Siebert is registered as a broker-dealer with the Commission, the NYSE and the National Association of Securities Dealers ("NASD"). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges such as the NYSE which is Siebert's primary regulator with respect to financial and operational compliance. These self-regulatory organizations adopt rules (subject to approval by the Commission) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Siebert is registered as a broker-dealer in 48 states, the District of Columbia and Puerto Rico.

     The principal purpose of regulations and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including training of personnel, sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the Commission and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisers. The Commission, self-regulatory organizations and state securities authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders, or suspension or expulsion of a broker-dealer or an investment adviser, its officers, or employees. Neither the Company nor Siebert has been the subject of such administrative proceedings.

     As a registered broker-dealer and NASD member organization, Siebert is required by Federal law to belong to the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Siebert, through its clearing agent, has purchased from private insurers additional account protection of up to $99.5 million per customer, as defined, for customer securities positions only. Stocks, bonds, mutual funds and money market funds are considered securities and are protected on a share basis for the purposes of SIPC protection and the additional protection (i.e., protected securities may either be replaced or converted into an equivalent market value as of the date a SIPC trustee is appointed). Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.

     Siebert is also authorized by the Municipal Securities Rulemaking Board to effect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the Commission and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.

     Margin lending arranged by Siebert is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the Chicago Board Options Exchange govern the amount of margin customers must provide and maintain in writing uncovered options.

     In the recent election, voters in the State of California approved Proposition 209, a proposed statewide constitutional amendment by initiative, and the Governor issued an executive order requiring state officials to immediately implement the initiative. Proposition 209 bans preferential treatment for women and minorities in state programs. Under Proposition 209, state agencies have been ordered to end all quotas or set asides. A number of lawsuits were filed challenging the constitutionality of the proposition under the Fourteenth Amendment and the equal protection clause and a court in San Francisco has issued an injunction blocking the implementation of the proposition. The Court of Appeals for the Ninth Circuit is currently considering the appeal of the injunction blocking Proposition 209's implementation. It is unclear at this point whether the proposition will be implemented or what the impact of the proposition will be on the new business opportunities that may have become available to Siebert in California based upon its status as a "WBE." Ms. Siebert believes that irrespective of the legal requirements, as long as there is a "sensitivity to diversity" and "competitive equality," opportunities will be available for WBEs and MBEs.

See "Business-Advertising, Marketing and Promotion."

Net Capital Requirements; Net Capital

     As a registered broker-dealer, Siebert is subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the Commission (the "Net Capital Rule"), which has also been adopted through incorporation by reference in NYSE Rule 325. Siebert is a member firm of the NYSE and the NASD. The Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the Commission and other regulatory bodies and, ultimately, may require a firm's liquidation.

     "Net capital" is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges (haircuts) that discount the value of firm security positions to reflect the possibility of adverse changes in market value prior to disposition.

     The Net Capital Rule requires notice of equity capital withdrawals to be provided to the Commission prior to and subsequent to withdrawals exceeding certain sizes. Such rule prohibits withdrawals that would reduce a broker-dealer's net capital to an amount less than 25% of its deductions required by the Net Capital Rule as to its security positions. The Net Capital Rule also allows the Commission, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to 20 business days.

     The firm falls within the provisions of Regulation 240.15c3-1(a)(1)(ii) promulgated by the Commission. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the NYSE also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) At December 31, 1996 and 1995, Siebert had net capital of $7.8 million and $4.6 million, respectively, and net capital requirements of $250,000 under Regulation 240.15c3-1(a)(1)(ii). Siebert is not subject to Commission Rule 15c3-3 and claims exemption from the reserve requirement under
Section 15c3- 3(k)(2)(ii). The firm maintains net capital in excess of the Commission Rule 17a-11 requirement.

Employees

     As of March 18, 1997, Siebert had 121 full time employees, four of whom were corporate officers. None of the employees are represented by a union, and Siebert believes that its relations with its employees are good.

Item 2. Properties

     Siebert operates its business out of the following nine offices:


                                               Approximate          Expiration
                                             Office Area in          Date of
                                                Square               Current                  Renewal
          Location                               Feet                Lease                    Terms
          --------                               ----                -----                    -----

885 Third Ave.                                 7,828 SF             7/15/97                5 year option
Suite 1720
New York, NY  10022

2020 Avenue of the Stars                         846 SF               N/A                 Month-to-month
Concourse Level
Suite C216
Los Angeles, CA  90067

220 Sansome Street                             3,250 SF             2/28/00                    None
15th Floor
San Francisco, CA  94104
(Investment Banking only)



                                               Approximate          Expiration
                                             Office Area in          Date of
                                                Square               Current                  Renewal
          Location                               Feet                Lease                    Terms
          --------                               ----                -----                    -----

4400 North Federal Highway                     1,038 SF             2/28/02                    None
Suite 106D
Boca Raton, FL  33431

400 Fifth Avenue South                         1,008 SF             4/22/99                    None
Suite 100
Naples, FL  33940

230-238 Royal Palm Way                           629 SF            10/31/97                1 year option
Suite 408-410
Palm Beach, FL  33480

9569 Harding Avenue                            1,150 SF             9/30/98                    None
Surfside, FL  33154


66 South Street                                1,341 SF             8/31/06                    None
Morristown, NJ  07960


2 Union Square                                   325 SF             4/30/97                 2 one year
601 Union Street                                                                              options
Seattle, WA  98101
(Investment Banking only)

601 Jefferson                                    220 SF               Month                     None
Suite 320                                                               to
Houston, TX 77002                                                     month
(Investment Banking only)

     In addition to occupying a portion of Siebert's existing offices in New York, the new Siebert, Brandford, Shank Division has opened offices in San Francisco, Seattle and Houston and is paying rent on an interim basis while negotiating to open or assume the leases for additional offices in Dallas, Chicago, Detroit and Los Angeles.

     The Company believes that its properties are in good condition and are suitable and adequate for the Company's business operations.

Item 3. Legal Proceedings

     Siebert is involved in various routine lawsuits of a nature which is deemed customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Common Stock commenced trading in the Nasdaq SmallCap Market under the symbol "SIEB" on November 12, 1996. The high and low sales prices of the Common Stock reported by the Nasdaq SmallCap Market during the following periods were:

                                                       High             Low

November 12, 1996 to December 31, 1996........      $ 12.00           $ 9.00

January 1, 1997 to March 24, 1997.............      $ 12.375          $ 9.25

     The closing bid price on March 24, 1997 in the Nasdaq SmallCap Market was $9.25 per share.

     As of March 24, 1997, there were approximately 530 holders of record of Common Stock.

Limited Offering of Shares

     In January, 1997 the Company offered to "odd lot" shareholders the opportunity to round up to the closest 100 shares any holdings of an odd amount at a price of $9.375 per share. The offer, once extended, expired March 21, 1997. 1,713 shares were issued pursuant to the offer.

Dividend Policy

     Subject to statutory and regulatory constraints, prevailing financial conditions and future earnings, the Company may pay cash dividends on its Common Stock but has not done so to date. In considering whether to pay such dividends, the Company's Board of Directors will review the earnings of the Company, its capital requirements, its economic forecasts and such other factors as are deemed relevant. Some portion of the Company's earnings will be retained to provide capital for the operation and expansion of its business.

     If the Company determines to pay a dividend, Ms. Siebert, as the majority shareholder of the Company, may from time to time waive her rights to receive cash dividends to be declared by the Company.

Item 6. Selected Financial Data

     The selected consolidated financial data set forth below for the five years ended December 31, 1996 has been derived from the Company's audited financial statements. Such information should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto appearing elsewhere in this report.


                                                                            Year Ended December 31,
                                                          -------------------------------------------------------------
                                                        1996            1995           1994           1993           1992
                                                        ----            ----           ----           ----           ----
Income statement data:
  Revenues:
  Commissions ...................................   $ 20,105,127    $ 15,645,334   $ 12,128,797   $ 14,349,051   $  9,874,853
  Trading profits ...............................        868,823       2,608,078      3,215,288      3,133,722      1,378,293
  Interest  and  dividends ......................        656,434       1,389,612        462,618        261,198        234,770
  Investment banking ............................      2,532,795       1,396,967      1,536,030      2,462,309      2,435,734
                                                    ------------    ------------   ------------   ------------   ------------

    Total revenues ..............................     24,163,179      21,039,991     17,342,733     20,206,280     13,923,650
                                                    ------------    ------------   ------------   ------------   ------------
  Expenses:
  Salaries, commissions  and employee ...........      9,753,847       8,586,116      6,132,899      8,999,567      4,844,544
    benefits (1) ................................
  Clearing  fees,  including  floor
    brokerage ...................................      4,585,398       4,249,050      3,967,558      4,473,740      3,017,085
  Advertising and  promotion ....................      3,265,692       2,485,426      2,299,030      2,171,858      1,838,707
  Communications ................................      1,359,325       1,119,189      1,001,957        896,986        590,034
  Interest ......................................        290,465         568,326        602,759        323,876        290,185
  Rent and occupancy ............................        403,534         326,089        323,123        323,235        200,976
  Other general and  administrative .............      2,339,483       2,461,122      2,458,237      1,932,143       1,930,23
                                                    ------------    ------------   ------------   ------------   ------------
    Total expenses ..............................     21,997,744      19,795,318     16,785,563     19,121,405     12,711,769
                                                    ------------    ------------   ------------   ------------   ------------

Income before provision for taxes ...............      2,165,435
Provision for  income  taxes -  current .........        201,000
                                                    ------------
Net income -- historical ........................      1,964,435       1,244,673        557,170      1,084,875      1,211,881
Pro forma provision for income taxes (2) ........        752,000         548,000        245,000        477,000        533,000
                                                    ------------    ------------   ------------   ------------   ------------
PRO  FORMA  NET  INCOME .........................      1,212,435    $    696,673   $    312,170   $    607,875   $    678,881
                                                                    ============   ============   ============   ============
Supplementary pro forma adjustment:
  Effect of officer's salary  reduction
     as though 1997 salary had been in effect          2,975,000
  Related income taxes ..........................     (1,309,000)
                                                    ------------
Supplementary pro forma net income ..............   $  2,878,435
                                                    ============
Per share of common stock:
PRO  FORMA  NET INCOME ..........................   $        .23    $        .13   $        .06   $        .12   $        .13
                                                    ============    ============   ============   ============   ============
Supplementary pro forma net income ..............   $        .55
                                                    ============
Weighted average common shares deemed outstanding      5,235,897       5,235,897      5,235,897      5,235,897      5,235,897
Balance Sheet data (at period-end):

   Total assets .................................   $ 14,372,708    $ 16,291,195   $  9,372,230   $ 12,161,104   $  4,784,663
   Total liabilities excluding subordinated debt       4,271,143       9,154,065      3,479,773      6,825,817      1,530,795
   Subordinated debt to majority shareholder ....      3,000,000       2,000,000      2,000,000      2,000,000      1,000,000
   Stockholder's equity .........................      7,101,565       5,137,130      3,892,457      3,335,287      2,253,868


------------

(1) Salaries, commissions and employee benefits includes $2,975,000, $2,975,000, $1,215,000, $3,958,000 and $1,450,000 for 1996 through 1992 of
     S Corporation compensation of Muriel Siebert in excess of the amounts that would have been paid had her new base salary arrangement of $150,000 been in effect.

(2) The pro forma provision for income taxes represents income taxes which would have been provided had Siebert operated as a C Corporation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

     Market conditions during 1996 reflected a continuation of the 1995 bull market characterized by record volume and record high market levels. Declines in market volumes or increases in interest rates could limit Siebert's growth or even lead to a decline in Siebert's customer base which would adversely affect its results of operations.

     Also during 1996, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from new firms not previously in the discount business announcing plans to become significantly involved. Other firms, traditionally discount execution firms primarily, have announced their intention to broaden their offerings to include advice and investment management. Since 1994, some firms have offered low flat rate execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling reorganizations which Siebert does not and also direct their execution to affiliated market makers. Increased competition, broader service offerings or the prevalence of a flat fee environment could also limit Siebert's growth or even lead to a decline in Siebert's customer base which would adversely affect its results of operations.

Current Developments

     For the year ended December 31, 1996, commission and fee income and investment banking revenues continued to experience strong and record growth. Equity trading activities, however, continued to lag the growth in the balance of the firm.

     During the fourth quarter of 1996, Siebert opened retail discount brokerage offices in Morristown, New Jersey and Palm Beach and Surfside (Bal Harbour), Florida and entered into an agreement to relocate its office in Los Angeles to Beverly Hills.

     In October 1996, Siebert formed the Siebert Brandford Shank Division of Siebert to add to the former activities of Siebert's tax exempt underwriting department the activities of 26 municipal investment banking professionals who were previously employed by the 13th largest tax exempt underwriting firm in the country. As soon as all licenses and consents are obtained, the Siebert Brandford Shank Division will be separately incorporated and Napoleon Brandford and Suzanne F. Shank will own 51% of the equity and be entitled to 51% of the net profits while Siebert will own and be entitled to the balance. In addition to occupying a portion of Siebert's existing offices in New York and Los Angeles, the new Division has opened offices in San Francisco and Seattle and is paying rent on an interim basis while negotiating to open or assume the leases for additional offices in Houston, Dallas, Chicago and Detroit. The additional overhead and costs incurred in the openings will adversely impact net income until additional revenues are produced in amounts sufficient to absorb such overhead and costs. There can be no assurance as to when and if such revenues will be produced. As a startup Division, the unit has not yet been profitable. To date, however, the Division has been awarded roles as Co-Managing Underwriter of offerings approximating $3.5 billion and as a Senior Managing Underwriter of offerings of approximately $500 million expected to come to market between April 1 and December 31, 1997.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Total revenues for 1996 were $24.2 million, an increase of $3.1 million or 15% over 1995. Commission and fee income and investment banking revenues increased and trading and interest and dividend revenues declined.

     Commission and fee income increased $4.5 million or 29% to $20.1 million due to the continued bull market and increased spending for advertising and promotion to attract additional clients. In addition, under a new clearing agreement which was phased in during the second quarter of 1995, Siebert received additional commission income on client margin and free credit balances and investments in certain mutual and money market funds and the amounts of related customer balances and investments increased substantially.

     Trading profits declined $1.7 million or 67% to $869,000 due to a continuing lack of liquidity and substantially reduced volatility in markets in which the firm trades, thus limiting trading and arbitrage opportunities compared to the prior year.

     Interest and dividends decreased $733,000 or 53% to $656,000 due to decreases in long trading positions and in trading strategies which generated greater dividend income in 1995 over the corresponding period in 1996.

     Investment banking increased $1.1 million or 81% to $2.5 million due to increased participation in both equity and tax exempt underwritings over the prior year period. This resulted from providing additional resources to the development of both types of business and, from October 1, 1996, the addition of over 20 municipal investment banking professionals to form the Siebert Brandford Shank Division engaged in tax exempt underwriting.

     Total costs and expenses for 1996 were $22.0 million, an increase of $2.2 million or 11% over 1995. All categories of costs increased except interest expense and other general and administrative expenses.

     Compensation and benefit costs increased $1.2 million or 14% to $9.8 million due to provisions for bonus payments and to increases in staffing to cover the trading and service needs of the retail commission business, and, in fourth quarter, the tax exempt underwriting business. Management, staff and incentive bonuses increased $350,000 reflecting volume, improved performance and firm profitability. The balance of the increase relates primarily to an increase in average head count of 73 for 1995 to 95 for 1996, an increase of 32%. The staff increase is primarily related to the increase in retail commission business and, in the fourth quarter, the addition of the municipal investment banking professionals.

     Clearing and brokerage fees increased $336,000 or 7.9% to $4.6 million. Such costs increased substantially less than commission volume due to the effect of a new clearing cost structure that became effective in the second quarter of 1995.

     Advertising and promotion expense increased $780,000 or 31% to $3.3 million due to increased branch and service promotion (for example, the opening of the Naples office in early 1996 and the Surfside and Palm Beach offices in late 1996 and the introduction of new products ( such as "Siebert OnLine") and increased advertising and promotion to differentiate Siebert from other firms in an increasingly competitive environment.

     Communications expense increased $240,000 or 22% to $1.4 million as the client base and volume increased and more services were offered directly on-line.

     Interest expense declined $278,000 or 49% to $291,000 primarily due to the decreased use of equity trading strategies that involve large short positions. Dividend charges against short positions are included as part of interest expense.

     Rent and occupancy costs increased $77,000 or 24% to $403,000 principally due to opening a new branch in Naples, Florida in December 1995, pre-opening and rental costs of three new retail branches in late 1996, and the new location costs for the Siebert Brandford Shank Division for the fourth quarter of 1996.

     Other general and administrative expenses decreased $122,000 or 5% to $2.3 million due principally to reduced legal and consulting fees in the current year. Included in general and administrative costs for 1996 are approximately $210,000 in legal, accounting and printing costs related to the JMI merger in November, 1996.

     Siebert's current and pro forma provision for income taxes increased $405,000 or 74% to $953,000 while pro forma net income for 1996 was $1.2 million, an increase of $516,000 or 74% over 1995, both proportional to a similar increase in pre-tax income.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Total revenues for 1995 were $21.0 million an increase of $3.7 million or 21% over 1994. Commission and fee income and interest and dividend revenues increased and trading and investment banking revenues declined.

     Commission and fee income increased $3.5 million or 29% to $15.6 million due to the continued bull market and increased spending for advertising to attract additional clients.

     Trading profits declined $607,000 or 19% to $2.6 million due to a lack of liquidity and substantially reduced volatility in the firm's markets during the second half of the year thus limiting the trading and arbitrage opportunities present in the first half of the year and in the prior period.

     Interest and dividends increased $927,000 or 200% to $1.4 million due to increases in long trading positions and in trading strategies which generated greater dividend income.

     Investment banking decreased $139,000 or 9.1% to $1.4 million due to reduced underwriting volume generally in municipal markets and a shift from negotiated underwriting transactions to competitively bid transactions which are relatively less profitable for participants.

     Total costs and expenses for 1995 were $19.8 million, an increase of $3.0 million or 18% over 1994. All categories of costs increased except interest expense.

     Compensation and benefit costs increased $2.5 million or 40% to $8.6 million due to an increase in Subchapter-S compensation to Ms. Siebert of $1.76 million, an increase in contractual incentive bonus compensation of $355,000 and an increase in the bonus provision for other staff and executives of $365,000.

     Clearing and brokerage fees increased $282,000 or 7.1% to $4.2 million. Such costs increased substantially less than commission volume due to the effect of a new clearing cost structure that became effective in the second quarter of 1995.

     Advertising and promotion expense increased $186,000 or 8.1% to $2.5 million primarily in increased advertising to differentiate Siebert from other firms in an increasingly competitive environment.

     Communications expense increased $117,000 or 12% to $1.1 million due to increased market volume, increased use of "800" number service resulting from national television advertising and increased use of Siebert's market phone service for orders as well as customer inquiries. Also as a result of increased volume, the cost of quote services increased $58,000 or 14%.

     Interest expense declined $34,000 or 5.7% to $568,000 primarily due to the decreased use of equity trading strategies that involve large short positions. Dividend charges against short positions are included as part of interest expense.

     Rent and occupancy costs increased $3,000 or 0.9% to $326,000 primarily from cost escalation provisions in existing leases.

     Siebert's pro forma provision for income taxes increased $303,000 or 124% to $548,000 and pro forma net income for 1995 was $697,000, an increase of $385,000 or 123% over 1994, both proportional to a similar increase in pre-tax income.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     Total revenues for 1994 were $17.3 million, a decrease of $2.9 million or 14% compared to 1993. Commissions and fees and investment banking revenues declined. Trading and interest income increased, but to a much lesser extent.

     Commissions and fees were $12.1 million, a decrease of $2.2 million or 16% compared to 1993. Principal factors were a general decline in overall stock market volume and activity and increased competition in the discount brokerage industry, particularly from a class of new flat fee discount brokers.

     Trading profits increased $82,000 or 2.6% to $3.2 million due to the continued success of firm trading strategies suited to relatively liquid and volatile markets.

     Interest and dividends increased $201,000 or 77% to $463,000 due to increases in long trading positions and in trading strategies which generated greater dividend income in 1994 compared to 1993.

     Investment banking decreased $926,000 or 38% to $1.5 million due primarily to a reduction of approximately $500,000 in taxable fixed income syndicate income which had been significant in 1993. This was due to market conditions, the termination of certain Resolution Trust Company and FannieMae underwriting programs and the loss of a key employee. The municipal bond area principally accounted for the remaining decline due to a softening in the municipal bond market.

     Total costs and expenses for 1994 were $16.8 million, a decrease of $2.3 million or 12% compared to 1993. Compensation and benefits and clearing costs accounted principally for the decrease, with some offsetting increases in other categories.

     Compensation and benefits decreased $2.9 million or 32% to $6.1 million. Ms. Siebert's Subchapter-S Corp. compensation declined $2.7 million in 1994 compared to 1993 and a reduction in staff and in the executive bonus provision accounted for the balance, in each case due to reduced firm profitability.

     Clearing and brokerage fees decreased $506,000 or 11% to $4.0 million due to a decrease in the retail commission business. The decrease was less than the percentage decrease in commissions because the 1994 mix of commissions had a shift toward listed securities in 1994 which incur floor brokerage costs not applicable to OTC trades.

     Advertising and promotion expense increased $127,000 or 5.9% to $2.3 million. The increased expenditures represented a campaign to minimize the effects of reduced market volume by capturing increased market share. Due to reduced municipal market activity, contributions, included as promotional expense, decreased approximately $560,000. Expenditures for other advertising and promotional costs increased approximately $685,000 over the prior year.

     Communications expense increased $105,000 or 12% to $1.0 million. Although commission volume declined, the firm's emphasis on customer service resulted in more service-oriented representatives providing a wider range of services, specifically including substantially more quote services.

     Interest expense increased $279,000 or 86% to $602,000 due to the trading strategies involving large short positions which incur dividend charges. Dividend charges against short positions are included as part of interest expense.

     Rent and occupancy costs remained the same at $323,000.

     Other general and administrative expenses increased $526,000 or 27% to $2.5 million, principally due to legal defense fees and expenses with two actions involving former employees; both cases were settled.

     Siebert's pro forma provision for income taxes decreased $232,000 or 49% to $245,000 and pro forma net income decreased $296,000 or 49% to $312,000, both proportional to a similar decrease in pre-tax income.

Liquidity and Capital Resources

     Siebert's assets are highly liquid, consisting generally of cash, money market funds and securities freely salable in the open market. Siebert's total assets at December 31, 1996 were $14.4 million, of which $2.0 million took the form of a secured demand note. $13.5 million or 94% of total assets were highly liquid.

     Siebert is subject to the net capital requirements of the Commission, the NYSE and other regulatory authorities. At December 31, 1996, Siebert's net capital was $ 7.8 million, $7.5 million in excess of its minimum capital requirement of $250,000.

Risk Management

     The principal credit risk to which Siebert is exposed on a regular basis is to customers who fail to pay for their purchases or who fail to maintain the minimum required collateral for amounts borrowed against securities positions.

     Siebert  has  established   policies  with  respect  to  maximum   purchase
commitments for new customers or customers with inadequate collateral to support a requested purchase.

Managers have some flexibility in allowing certain transactions. When transactions occur outside normal guidelines, such accounts are monitored closely until their payment obligation is completed; if the customer does not meet the commitment, steps are taken to close out the purchase and minimize any losses.

     Siebert has a risk unit specifically responsible for monitoring all customer positions for the maintenance of required collateral. The unit also monitors accounts that may be concentrated unduly in one or more securities whereby a significant decline in the value of a particular concentrated security could reduce the value of the account's collateral below the account's loan obligation.

     Siebert has not had significant credit losses in the last five years.

Item 8. Financial Statements and Supplementary Data

     See index immediately following the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Part III

Item 10. Directors and Executive Officers of the Company

     (a) Identification of Directors

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

     (B) Identification of Executive Officers

     The executive officers of the Company are:

Name                        Age              Position
----                        ---              --------

Muriel F. Siebert           64         Chair and President

Nicholas P. Dermigny        38         Executive Vice President and Chief
                                       Operating Officer

T. K. Flatley               56         Executive Vice President, Chief Financial
                                       and Administrative Officer and Assistant
                                       Secretary

Daniel Iesu                 37         Secretary and Controller


     Certain information furnished to the Company by each executive officer is set forth below.

     Muriel F. Siebert has been Chair, President and a director of Siebert since 1967 and the Company since November 8, 1996. The first woman member of the New York Stock Exchange on December 28, 1967, Ms. Siebert served as Superintendent of Banks of the State of New York from 1977 to 1982. She is a director of the New York State Business Council, the National Women's Business Council, the International Women's Forum and the Boy Scouts of Greater New York.

     Nicholas P. Dermigny has been Executive Vice President and Chief Operating Officer of Siebert since joining the firm in 1989. Prior to 1993, he was responsible for the retail discount division. Mr. Dermigny became an officer and director of the Company on November 8, 1996.

     T. K. Flatley has been Executive Vice President and Chief Financial and Administrative Officer of Siebert since April 1996 and of the Company since November 8, 1996. He became Assistant Secretary of the Company on March 11, 1997. From May 1993 until April 1996, he was engaged independently as a consultant in the investment banking and brokerage business except for the period from November 1993 to November 1994 when he was Chief Financial and

Administrative Officer of Ryan, Beck & Co., Inc., an investment banking and brokerage firm in New Jersey. From 1990 until 1993, he was President and Chief Executive Officer of Motivated Security Services, a security services firm based in New Jersey. Mr. Flatley is a Certified Public Accountant.

     Daniel Iesu has been Secretary of Siebert since October 1996 and of the Company since November 8, 1996. He has been Controller of Siebert since 1989.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this report.

         1. Financial Statements

                  The financial statements filed as part of this report are listed in the accompanying Index to Financial Statements.

         2. Financial Statement Schedules

                  Schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto

         3. Exhibits

                  The exhibits required by Item 601 of Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

         (b) Reports on Form 8-K

                  Current  Report  on Form  8-K  filed  with the  Commission  on
                      November 15, 1996 reporting pursuant to Item 5 the merger with JMI.

                  Current  Report  on Form  8-K  filed  with the  Commission  on
                      November 21, 1996 reporting pursuant to Item 1 the change in control of the Registrant as a result of the merger with JMI.

         (c) Exhibits required by Item 601 of Regulation S-K

                  See the accompanying Exhibit Index

         (d) Financial Statement Schedules

                  See (a) 2. above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SIEBERT FINANCIAL CORP.


                                       By: /s/ Muriel F. Siebert
                                           -------------------------------------
                                               Muriel F. Siebert
                                               Chair and President
 March 27, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                            Title                        Date


 /s/ Muriel F. Siebert           Chair, President and Director    March 27, 1997
------------------------------   (principal executive officer)
Muriel F. Siebert

 /s/ Nicholas P. Dermigny        Executive Vice President and     March 27, 1997
------------------------------   Chief Operating Officer and
Nicholas P. Dermigny             Director

 /s/ T. K. Flatley               Executive Vice President and     March 27, 1997
------------------------------   Chief Financial and
T. K. Flatley                    Administrative Officer
                                 (principal financial and
                                 accounting officer)

/s/ Patricia L. Francy           Director                         March 27, 1997
------------------------------
Patricia L. Francy

/s/ Jane H. Macon                Director                         March 27, 1997
------------------------------
Jane H. Macon

/s/ Monte E. Wetzler             Director                         March 27, 1997
------------------------------
Monte E. Wetzler

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Siebert Financial Corp. and Subsidiary

    Report of Independent Auditors.....................................F-1

    Consolidated Balance Sheets at
       December 31, 1996 and 1995 .....................................F-2

    Consolidated Statements of Income for each of the
        years in the three-year period ended December 31, 1996.........F-3

    Consolidated Statements of Retained Earnings for each of the years in the three-year period ended December 31, 1996..........F-4

    Consolidated Statements of Cash Flows for each of the
        years in the three-year period ended December 31, 1996.........F-5

    Notes to Financial Statements......................................F-6

                                                Richard A. Eisner & Company, LLP
--------------------------------------------------------------------------------
                                                     Accountants and Consultants

RAE




                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Siebert Financial Corp.
New York, New York


         We have audited the accompanying consolidated balance sheets of Siebert Financial Corp. and its wholly owned subsidiary as of December 31, 1996 and December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and its wholly owned subsidiary as of December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
February 14, 1997

                                       SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                                           CONSOLIDATED BALANCE SHEETS

                                                  A S S E T S
                                                  -----------
                                                                                    December 31,
                                                                         -----------------------------------
                                                                             1996                   1995
                                                                         -----------             -----------
Cash and cash equivalents                                                $   231,029             $   164,071
Securities owned, at market value                                         10,116,248              13,746,931
Receivable from brokers and dealers                                        1,141,439
Secured demand note receivable from majority shareholder                   2,000,000               2,000,000
Property and equipment, net                                                  450,254                 238,864
Prepaid expenses and other assets                                            433,738                 141,329
                                                                         -----------             -----------

          T O T A L                                                      $14,372,708             $16,291,195
                                                                         ===========             ===========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                      ------------------------------------

Payable to brokers and dealers                                                                   $ 5,236,346
Accounts payable and accrued liabilities                                 $ 2,824,000               3,339,229
Securities sold, not yet purchased, at market value                        1,447,143                 578,490
                                                                         -----------             -----------

          T o t a l                                                        4,271,143               9,154,065
                                                                         -----------             -----------


Commitments and contingencies

Liabilities to majority shareholder
  subordinated to claims of general creditors                              3,000,000               2,000,000
                                                                         -----------             -----------
Shareholders' equity:
   Common stock, $.01 par value 49,000,000
     shares authorized, 5,235,897 shares
      outstanding at December 31, 1996,
      5,105,000shares outstanding
      at December 31, 1995                                                    52,359                  51,050
   Additional paid-in capital                                              6,771,049
   Retained earnings                                                         278,157               5,086,080
                                                                         -----------             -----------

          Total shareholders' equity                                       7,101,565               5,137,130
                                                                         -----------             -----------

         T O T A L                                                       $14,372,708             $16,291,195
                                                                         ===========             ===========






                         The accompanying notes to financial statements are an integral part hereof.

                                                           F-2

                                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF INCOME

                                                                        Year Ended December 31,
                                                           ---------------------------------------------
                                                                1996            1995            1994
                                                           ------------     ------------    ------------
Revenues:
  Commissions                                              $ 20,105,127     $ 15,645,334    $ 12,128,797
  Trading profits                                               868,823        2,608,078       3,215,288
  Interest and dividends                                        656,434        1,389,612         462,618
  Investment banking                                          2,532,795        1,396,967       1,536,030
                                                           ------------     ------------    ------------

      Total revenues                                         24,163,179       21,039,991      17,342,733
                                                           ------------     ------------    ------------
Expenses:
  Salaries, commissions and employee benefits                 9,753,847        8,586,116       6,132,899
  Clearing fees, including floor brokerage                    4,585,398        4,249,050       3,967,558
  Advertising and promotion                                   3,265,692        2,485,426       2,299,030
  Communications                                              1,359,325        1,119,189       1,001,957
  Interest                                                      290,465          568,326         602,759
  Rent and occupancy                                            403,534          326,089         323,123
  Other general and administrative                            2,339,483        2,461,122       2,458,237
                                                           ------------     ------------    ------------

       Total expenses                                        21,997,744       19,795,318      16,785,563
                                                           ------------     ------------    ------------

Income before provision for taxes                             2,165,435

Provision for income taxes - current                            201,000
                                                           ------------

NET INCOME - HISTORICAL                                       1,964,435        1,244,673         557,170

Pro forma provision for income taxes                            752,000          548,000         245,000
                                                           ------------     ------------    ------------

PRO FORMA NET INCOME                                          1,212,435     $    696,673    $    312,170
                                                                            ============    ============

Supplementary pro forma adjustment:
  Effect of officer's salary reduction as though
    1997 salary had been in effect in 1996                    2,975,000
  Related income taxes                                       (1,309,000)
                                                           ------------

Supplementary pro forma net income                         $  2,878,435
                                                           ============

Per share of common stock:
  PRO FORMA NET INCOME                                     $        .23     $        .13    $        .06
                                                           ============     ============    ============

Supplementary pro forma net income                         $        .55
                                                           ============

Weighted average shares outstanding                           5,235,897        5,235,897       5,235,897




   The accompanying notes to financial statements are an integral part hereof

                                       F-3

                                               SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                          Common Stock
                                                    -----------------------
                                                     Number                   Additional
                                                       of         $.01 Par     Paid-in        Retained
                                                     Shares        Value       Capital        Earnings       Total
                                                     ------        -----       -------        --------       -----

Balance - January 1, 1994                           5,105,000   $    51,050   $  - 0 -      $ 3,284,237    $ 3,335,287

Net income                                                                                      557,170        557,170
                                                  -----------   -----------   --------      -----------    -----------

Balance - December 31, 1994                         5,105,000        51,050      - 0 -        3,841,407      3,892,457

Net income                                                                                    1,244,673      1,244,673
                                                 -----------    ------------  ---------     -----------    -----------

Balance - December 31, 1995                         5,105,000        51,050       - 0 -       5,086,080      5,137,130

Net income as S corporation January 1,
 1996 - November 8, 1996                                                                      1,686,278      1,686,278

Transfer upon change in tax status                                            6,772,358      (6,772,358)         - 0 -

Issuance of shares in connection
 with reorganization                                  130,897         1,309      (1,309)                         - 0 -

Net income as C corporation
 November 9, 1996 -
 December 31, 1996                                                                              278,157        278,157
                                                  -----------   -----------  ----------     -----------    -----------

BALANCE - DECEMBER 31, 1996                         5,235,897   $    52,359  $6,771,049     $   278,157    $ 7,101,565
                                                  ===========   ===========  ==========     ===========    ===========


                  The accompanying notes to financial statements are an integral part hereof.

                                                       F-4

                                               SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                              -----------------------------------------
                                                                                  1996           1995           1994
                                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                                                  $ 1,964,435    $ 1,244,673    $   557,170
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                                108,460         67,360         55,668
     Changes in operating assets and liabilities:
      (Increase)decrease in prepaid expenses and other assets                    (292,409)        (2,097)       137,781
       Net decrease (increase) in securities owned, at market value             3,630,683     (8,006,577)       382,928
       Net change in receivable from/payable to brokers and dealers            (6,377,785)     8,151,165      2,309,964
      (Decrease) increase in accounts payable and accrued liabilities            (515,229)     1,432,940        (70,391)
       Net increase (decrease) in securities sold, not yet
        purchased, at market value                                                868,653       (994,994)    (3,275,653)
                                                                              -----------    -----------    -----------

          Net cash (used in) provided by operating activities                    (613,192)     1,892,470         97,467

Cash flows from investing activities:
  Purchase of property and equipment                                             (319,850)       (95,771)       (48,587)

Cash flows from financing activities:
  Subordinated loan borrowings from majority shareholder                        1,000,000                       225,000
  Repayment of subordinated loan to majority shareholder                                      (2,000,000)
                                                                              -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               66,958       (203,301)       273,880

Cash and cash equivalents - beginning of year                                     164,071        367,372         93,492
                                                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                       $   231,029    $   164,071    $   367,372
                                                                              ===========    ===========    ===========


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                                 $   290,465    $   568,326    $   602,759
     Income and franchise taxes                                                   234,850        126,342         83,680



Supplemental information on noncash financing activities:
     During 1995, the majority shareholder issued a secured demand note to the Company and the Company issued a subordinated note to the shareholder, both in the amount of $2,000,000.

     During 1994, a secured demand note receivable provided by Ms. Siebert was offset by subordinated liabilities.



   The accompanying notes to financial statements are an integral part hereof

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Organization and Summary of Significant Accounting Policies:
-----------------------------------------------------------------------

     (1) Organization and basis of presentation:
     -------------------------------------------

          Siebert Financial Corp. ("Financial") through its wholly owned subsidiary Muriel Siebert & Co., Inc. ("Siebert") engages in the business of providing discount brokerage services for customers, investment banking and trading securities for its own account.

          In accordance with a Plan and Agreement of Merger which closed on November 8, 1996 (the "Merger"), J. Michaels, Inc. ("JMI") issued 5,105,000 shares (post one-for-seven reverse split) to Muriel Siebert in exchange for all the issued and outstanding shares of Muriel Siebert Capital Markets Group, Inc., ("MSCMG"), sole shareholder of Siebert. The Agreement provided that JMI liquidate all its assets, other than shares of Siebert, and distribute the proceeds to the pre-merger stockholders of JMI who, by virtue of the merger, collectively retained a 2 1/2% interest in the surviving company which has been renamed Siebert Financial Corp. The Merger has been accounted for as a reorganization of Siebert whereby Financial issued 130,897 shares of its common stock to the pre-merger stockholders of JMI. Accordingly, the financial statements have been prepared using the historical basis of Siebert's assets and liabilities.

          The financial statements reflect the results of operations, financial condition and cash flows of Siebert, and, from the date of the Merger, Financial. All significant intercompany accounts have been eliminated. Financial and Siebert collectively are referred to herein as the "Company".

     (2) Security transactions:
     --------------------------

          Prior to 1996, security transactions, commissions, revenues and expenses were recorded on a settlement date basis, generally the third day following the transaction for securities and the next day for options. Revenues and related expenses on a trade date basis were not materially different. Effective January 1, 1996, security transactions, commissions, revenues and expenses are recorded on a trade date basis.

          Siebert clears all its security transactions through an unaffiliated clearing firm on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by the clearing firm which is highly capitalized.

     (3) Income taxes:
     -----------------

          Effective November 8, 1996 the Company's S corporation tax status was terminated by virtue of the Merger. The historical financial statements do not include a provision for income taxes for the period prior to the termination of the S election. A pro forma provision for income taxes has been reflected which represents taxes which would have been provided had the Company operated as a C corporation for the entire year.

          The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

     (4) Property and equipment:
     ---------------------------

          Property and equipment is stated at cost and depreciation is calculated using the straight-line method over the lives of the assets, generally five years. Leasehold improvements are amortized over the period of the lease.

     (5) Cash equivalents:
     ---------------------

          For purposes of reporting cash flows, cash equivalents include money market funds.

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Organization and Summary of Significant Accounting Policies:
          (continued)
--------------------------------------------------------------------------------

     (6) Advertising costs:
     ----------------------

          Advertising costs are charged to expense as incurred.

     (7) Use of estimates:
     ---------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (8) Reclassifications:
     ----------------------

          Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 and 1996 presentation.

     (9) Supplementary pro forma data:
     ---------------------------------

          Supplementary pro forma net income and supplementary pro forma earning per share give effect to the adjustment of Ms. Siebert's salary to the amount set forth in her current salary arrangement and the related tax effect.

     (10) Pro forma and supplementary pro forma earnings per common share:
     ---------------------------------------------------------------------

          The Company calculated earnings per share for all periods on the basis of 5,235,897 common shares deemed outstanding.



(NOTE B) - Liabilities to Majority Shareholder Subordinated to Claims of General
           Creditors and Secured Demand Note Receivable Due From Majority
           Shareholder:
--------------------------------------------------------------------------------

          The subordinated liabilities consist of the following:

                                                        December 31,
                                                  ----------------------------
                                                     1996             1995
                                                  ----------        ----------
Subordinated note, due December 31, 1998,
  interest payable at 4% per annum                $2,000,000        $2,000,000

Subordinated note, due January 31, 1999,
  interest payable at 8% per annum                   500,000

Subordinated note, due October 31, 1999,
  interest payable at 8% per annum                   500,000
                                                  ----------        -----------

     T o t a l                                   $3,000,000          $2,000,000
                                                 ==========          ==========


          The long-term borrowings under subordination agreements will be automatically renewed for a period of one year if notice of demand for payment is not given thirteen months prior to maturity.

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Liabilities to Majority Shareholder Subordinated to Claims of General
           Creditors and Secured Demand Note Receivable Due From Majority
           Shareholder:  (continued)
--------------------------------------------------------------------------------

          The subordinated borrowings are covered by agreements approved by the New York Stock Exchange and are thus available in computing net capital under the Securities and Exchange Commission's Uniform Net Capital Rule. To the extent that such borrowings are required for Siebert's continued compliance with minimum net capital requirements, they may not be repaid.

          Interest paid on subordinated borrowings was $123,000, $160,000 and $160,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

          The secured demand note receivable from shareholder of $2,000,000 at December 31, 1996 and at December 31, 1995 is collateralized by marketable securities with a market value of $2,363,000 and $2,394,000, respectively.


(NOTE C) - Property and Equipment - Net:
----------------------------------------

          Property and equipment consist of the following:

                                                   December 31,
                                          -------------------------------
                                             1996                 1995
                                          ---------            ----------

Leasehold improvements                    $  70,576            $   36,305
Furniture and fixtures                       61,539                38,612
Equipment                                   569,471               306,819
                                          ---------            ----------

                                            701,586               381,736
Less accumulated deprecia tion and
  amortization                             (251,332)             (142,872)
                                          ---------            ----------

         T o t a l                       $  450,254            $  238,864
                                         ==========            ==========

          Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 amounted to $108,460, $67,360 and $55,668, respectively.


(NOTE D) - Income Taxes:
------------------------

          The difference between the tax provisions (pro forma for periods prior to November 8, 1996) and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                 Year Ended
                                                 December 31,
                                      -----------------------------------
                                        1996         1995          1994
                                      --------     --------      --------

Income tax provision at 34%           $736,000     $423,000      $189,000

State and local taxes,
  net of federal tax benefit           217,000      125,000        56,000
                                       -------      -------        ------

     T o t a l                        $953,000     $548,000      $245,000
                                      ========     ========      ========

          There are no significant temporary differences which give rise to deferred tax assets or liabilities at December 31, 1996.

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Net Capital:
-----------------------

          Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) At December 31, 1996 and 1995, Siebert had net capital of $7,754,450 and $4,606,280, respectively, as compared with net capital requirements of $250,000.


(NOTE F) - Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk:
--------------------------------------------------------------------------------

          In the normal course of business, Siebert enters into transactions in various financial instruments with off- balance sheet risk. This risk includes both market and credit risk, which may be in excess of the amounts recognized in the statement of financial condition.

          Retail customer transactions are cleared through National Financial Services Corp. ("NFSC") on a fully disclosed basis. In the event that customers are unable to fulfill their contractual obligations, NFSC may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customers' obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements.

          Siebert is exposed to the risk of loss on unsettled customer transactions in the event customers and other counterparties are unable to fulfill contractual obligations. Securities transactions entered into as of December 31, 1996 settled with no adverse effect on Siebert's financial condition.

          Siebert's equity in accounts held by NFSC, consisting of securities owned and securities sold, not yet purchased, collateralize the margin amounts due to NFSC.


(NOTE G) - Commitments and Contingencies:
-----------------------------------------

          The Company rents office space under long-term operating leases expiring in various periods through 2006. These leases call for base rent plus escalations for taxes and operating expenses.

          Future minimum rental payments for base rent plus operating expenses under these operating leases are as follows:

                   Year Ending
                   December 31,                      Amount
                   ------------                      ------

                      1997                        $  435,000
                      1998                           235,000
                      1999                           127,000
                      2000                            66,000
                      2001                            57,000
                     Thereafter                      180,000
                                                  ----------

                                                  $1,100,000
                                                  ==========


         Rent expense, including escalations for operating costs amounted to $360,000, $289,000 and $309,000 for the years ended December 31, 1996, 1995 and
1994, respectively. Payments are being charged to expense over the entire lease term on a straight-line basis.

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Commitments and Contingencies:  (continued)
-----------------------------------------

          The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

          The  Company  sponsors a defined  contribution  retirement  plan under
Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. No contributions were made by the Company in 1996, 1995 and 1994.

                                 EXHIBIT INDEX

Exhibit No.             Description of Document
-----------             -----------------------

2.1 Plan and Agreement of Merger between J. Michaels, Inc. ("JMI") and Muriel Siebert Capital Markets Group, Inc. ("MSCMG"), dated as of April 24, 1996 ("Merger Agreement")

2.2         Amendment No. 1 to Merger Agreement, dated as of June 28, 1996

2.3         Amendment No. 2 to Merger Agreement, dated as of September 30, 1996

2.4         Amendment No. 3 to Mergr Agreement, dated as of November 7, 1996

3.1 Certificate of Incorporation of Siebert Financial Corp., formerly known as J. Michaels, Inc., originally filed on April 9, 1934, as amended to date (previously filed)

3.2         By-laws of Siebert Financial Corp.

10.1        Siebert Financial Corp. 1997 Stock Option Plan

10.2 LLC Operating Agreement, among Siebert, Brandford, Shank & Co., LLC, Muriel Siebert & Co., Inc., Napoleon Brandford III and Suzanne F. Shank, dated as of March 10, 1997

10.3 Services Agreement, between Siebert, Brandford, Shank & Co., LLC and Muriel Siebert & Co., Inc., dated as of March 10, 1997

21.1        Subsidiaries of the Registrant

27.1        Financial Data Schedule (EDGAR filing only)