Form 10-K405/A
period 1996-12-31
SIEBERT FINANCIAL CORP
filed 1997-04-30
CIK 65596

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1

                                  AMENDMENT TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal
                          year ended December 31, 1996

                          Commission file number 0-5703

                             SIEBERT FINANCIAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

              NEW YORK                                 11-1796714
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

  885 THIRD AVENUE, SUITE 1720
  NEW YORK, NEW YORK                                       10022
  (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: (212) 644-2400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,227,000 based on the bid price of the Common Stock on the Nasdaq SmallCap Market on that date.

As of March 24, 1997, there were 5,237,610 shares of Common Stock outstanding, including 5,105,000 shares held by Muriel F. Siebert, Chair, President and a Director of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                Explanatory Note

      This Form 10-K/A1 is being filed by Siebert Financial Corp., a New York corporation (the "Company"), as an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 31, 1997, to respond to items 10(a), 11, 12 and 13 of Part III of such form.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors:

      The directors of the Company are as follows:

      Muriel F. Siebert, 64, has been Chair, President and a director of Muriel Siebert & Co., Inc. ("Siebert") since 1967 and the Company since November 8, 1996. The first woman member of the New York Stock Exchange on December 28, 1967, Ms. Siebert served as Superintendent of Banks of the State of New York from 1977 to 1982. She is a director of the New York State Business Council, the National Women's Business Council, the International Women's Forum and the Boy Scouts of Greater New York.

      Nicholas P. Dermigny, 38, has been Executive Vice President and Chief Operating Officer of Siebert since joining the firm in 1989. Prior to 1993, he was responsible for the retail discount division. Mr. Dermigny became an officer and director of the Company on November 8, 1996.

      Patricia L. Francy, 51, is Treasurer and Controller of Columbia University. She previously served as the University's Director of Finance and Director of Budget Operations and has been associated with the University since 1969. Ms. Francy became a director of the Company on March 11, 1997.

      Jane H. Macon, 50, is a partner with the law firm of Fulbright & Jaworski L.L.P., San Antonio, Texas. Ms. Macon has been associated with the firm since 1983. Ms. Macon became a director of the Company on November 8, 1996.

      Monte E. Wetzler, 60, is a partner with the New York law firm of Brown Raysman Millstein Felder & Steiner, LLP and chairman of its corporate department. From 1988 until October 31, 1996, Mr. Wetzler was a partner with the New York law firm of Whitman Breed Abbott & Morgan, chairman of its corporate department and a member of its executive committee. Mr. Wetzler became a director of the Company on November 8, 1996.

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers, Directors and beneficial owners of more than 10% of the Company's Common Stock to file reports of ownership and changes in their ownership of the equity securities of the Company with the Securities and Exchange Commission ("Commission") and the Nasdaq SmallCap Market. Based solely on a review of the reports and representations furnished to the Company during the last fiscal year by such persons, the Company believes that each of these persons is in compliance with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION OF THE COMPANY

      The following table sets forth certain information with respect to compensation awarded to, earned by or paid to (a) the Company's Chief Executive Officer and (b) each of the four most highly compensated executive officers of the Company as of the 1996 year end (other than the Chief Executive Officer) whose total annual salary and bonus exceeded $100,000, in each case for the preceding three fiscal years (collectively, the "Named Executives"). In 1996, there were only two such persons.


                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION
         NAME AND
    PRINCIPAL POSITION        YEAR     SALARY ($)    BONUS ($)
    ------------------        ----     ----------    ---------
Muriel F. Siebert             1996       $150,000   $2,975,000
Chair and President           1995        108,000    3,017,000
                              1994        108,000    1,257,000

Nicholas P. Dermigny          1996        125,000      205,000
Executive Vice President      1995        125,000      175,000
and Chief Operating Officer   1994         73,000      121,900


STOCK OPTIONS

      No options were granted to or exercised by any of the Named Executives during fiscal 1996.

COMPENSATION OF DIRECTORS

      Directors who are not employees of the Company or its subsidiaries are paid a retainer at an annual rate of $10,000. Officers and employees of the Company or its subsidiaries receive no remuneration for their services as Directors. The Company indemnifies its Directors to the extent permitted by applicable law. See "ELECTION OF DIRECTORS--OTHER INFORMATION" AND "EXECUTIVE COMPENSATION AND OTHER INFORMATION-- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the fiscal year ended December 31, 1996, the Compensation Committee of the Board of Directors of the Company consisted of Jane H. Macon and Monte E. Wetzler. None of such persons was, during such fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries or had any relationship with the Company other than serving as a Director of the Company, except that the firm of which Mr. Wetzler is a member serves as legal counsel to the Company. During the 1996 fiscal year, no executive officer of the Company served as a director or a member of the compensation committee of another entity, one of whose executive officers served as a Director or on the Compensation Committee of the Company.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

      The Compensation Committee (the "Compensation Committee"), currently consisting of three outside Directors, has the responsibility, under delegated authority from the Company's Board of Directors, for developing, administering and monitoring the executive compensation policies of the Company and making recommendations to the Board with respect to these policies. The Board of Directors has accepted the Compensation Committee's recommendations for 1996 compensation.

      The salary of the Company's executive officers, including the Chief Executive Officer, is reviewed annually by the Compensation Committee. When setting the salary of the executive officers for 1996, the Compensation Committee took into consideration the salary for such persons in previous years. Bonuses are paid based upon results of operations for the year and are consistent with previous years.

                              Compensation Committee

                              Monte E. Wetzler
                              Jane H. Macon
                              Patricia L. Francy

PERFORMANCE GRAPH

      The following graph compares the percentage change in the cumulative total shareholder return on the Company's Common Stock from the Company's formation via merger on November 13, 1996 through December 31, 1996 with the cumulative total return (assuming reinvestment of dividends) of (i) the Nasdaq Stock Market (U.S.) Index and (ii) the Dow Jones Securities Brokers Index.

                                        11/13/96     12/31/96
                                        --------     --------
Siebert Financial Corp                    100          106
Nasdaq Stock Market (U.S.)                100          103
Dow Jones Securities Brokers              100          107

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              PRINCIPAL HOLDERS OF VOTING SECURITIES OF THE COMPANY

      The following table sets forth information concerning each person or group of affiliated persons known by management to own beneficially more than five percent (5%) of the Company's Common Stock as of April 28, 1997. The information given is based on information furnished to the Company by such persons or groups and statements filed with the Commission.


                                                       SHARES OF       PERCENT OF
      NAME AND ADDRESS OF BENEFICIAL OWNER            COMMON STOCK      CLASS(1)
      ------------------------------------            ------------      --------
Muriel F. Siebert................................        5,105,000        97.5%
 885 Third Avenue, Suite 1720
 New York, New York 10022

---------------


(1) Includes in each case shares of Common Stock issuable upon exercise of options or warrants exercisable within 60 days for the subject individual only. Percentages computed on the basis of 5,235,897 shares of Common Stock outstanding as of April 28, 1997.

                 SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY


      The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of April 28, 1997. This information includes beneficial ownership by each person (or group of affiliated persons) who is known to the Company to own beneficially more than 5% of the Common Stock, by each of the Company's Directors and executive officers and by all Directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

NAME                                   SHARES       PERCENTAGE(1)
Muriel F. Siebert                     5,105,000        97.5%
885 Third Avenue, Suite 1720
New York, New York 10022

Nicholas P. Dermigny                    0                *
T. K. Flatley                           0                *
Daniel Iesu                             0                *
Patricia L. Francy                      0                *
Jane H. Macon                           0                *
Monte E. Wetzler                        0                *
Directors and executive officers      5,105,000        97.5%
  as a group (7 persons)

-------------------------
*  Less than 1%

(1)Percentages computed on the basis of 5,235,897 shares of Common Stock outstanding as of April 28, 1997 in accordance with Rule 13d-3 promulgated under the Exchange Act.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   As a registered broker-dealer, the Company is subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the Securities and Exchange Commission. "Net capital" is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions. Ms. Siebert has executed a subordinated note in favor of the Company in the principal amount of $2 million which bears interest at 4% per annum and is due on December 31, 1998, a subordinated note in favor of the Company in the principal amount of $.5 million which bears interest at 8% per annum and is due on January 31, 1999, and a subordinated note in favor of the Company in the principal amount of $.5 million which bears interest at 8% per annum and is due on October 31, 1999. These notes will be automatically renewed for a period of one year if notice of demand for payment is not given thirteen months prior to maturity. Interest paid by the Company to Ms. Siebert on such subordinated borrowings was $123,000 for the year ended December 31, 1996.

   The foregoing relationship and transactions have been approved by the Board or a committee of the Board or by the Shareholders and, to the extent that such arrangements are available from non-affiliated parties, are on terms no less favorable to the Company than those available from non-affiliated parties.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SIEBERT FINANCIAL CORP.
                                    (registrant)

Dated:  April 30, 1997        By: /s/Muriel F. Siebert
                                  --------------------------
                                     Muriel F. Siebert
                                     President and Chair

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Principal Financial Officer:

       /s/T.K. Flatley
      --------------------------------------
      T.K. Flatley
      Executive Vice President
      and Chief Financial and
      Administrative Officer (principal
      financial and accounting officer)

      Board of Directors:

       /s/Muriel F. Siebert
      --------------------------------------
      Muriel F. Siebert, Chair, President
      and Director
      (principal executive officer)


       /s/Nicholas P. Dermigny
      --------------------------------------
      Nicholas P. Dermigny, Director


      --------------------------------------
      Patricia L. Francy, Director



      --------------------------------------
      Jane H. Macon, Director


       /s/Monte E. Wetzler
      --------------------------------------
      Monte E. Wetzler, Director


Dated:  April 30, 1997