Form 10QSB
period 1997-03-31
SIEBERT FINANCIAL CORP
filed 1997-05-15
CIK 65596

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                   FORM 10-QSB
                     Quarterly Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1997     Commission file number 0-5703




                             SIEBERT FINANCIAL CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



              New York                                      11-1796714
   -------------------------------                     ---------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)


                          885 Third Avenue, Suite 1720
                            New York, New York 10022
                     --------------------------------------
                    (Address of principal executive offices)


         Issuer's telephone number, including area code:    (212) 644-2400



              Former name, former address and former fiscal year,
                       if changed since last report: None


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes      X                      No
                        ---------                      ---------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 5,237,610 shares of Common Stock outstanding on May 8, 1997.


Transitional Small Business Disclosure Format: Yes     X          No
                                                    -------           --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                                                      For the Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                           1997          1996
                                                        ----------    ----------
Revenues:
   Commissions                                          $4,954,280    $5,080,919
   Trading profits                                         301,413       483,656
   Interest and dividends                                  136,502       199,483
   Investment banking                                      287,049       719,376
                                                        ----------    ----------
   Total revenues                                        5,679,244     6,483,434
                                                        ----------    ----------
Expenses:
   Salaries, commissions and employee benefits           1,821,896     1,747,867
   Clearing fees, including floor brokerage              1,132,850     1,116,018
   Advertising and promotion                               901,086     1,214,722
   Communications                                          432,162       315,065
   Interest                                                 92,075        69,386
   Rent and occupancy                                      162,755        89,793
   Other general and administrative                        705,834       603,382
                                                        ----------    ----------
   Total expenses                                        5,248,658     5,156,233
                                                        ----------    ----------
Income before provision for taxes                          430,586
Provision for income taxes - current                       182,103
                                                        ----------
Net income                                              $  248,483
                                                        ==========
Net income - historical                                                1,327,201
Pro forma provision for income taxes (1)                                 584,000
                                                                      ----------
Pro forma net income                                                  $  743,201
                                                                      ==========
Per share of common stock:
    Net income                                          $     0.05
                                                        ==========
    Pro forma net income                                              $     0.14
                                                                      ==========
Weighted average common
  shares deemed outstanding                              5,236,485     5,235,897
                                                        ==========    ==========


(1) The pro forma provision for income taxes represents income taxes which would have been provided had Siebert operated as a C Corporation.

  The accompanying notes to financial statements are an integral part thereof.

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                     ASSETS
                                                                  March 31,
                                                                    1997
                                                                 -----------

Cash and cash equivalents                                        $3, 576,171
Securities owned, at market value                                  9,330,010
Receivable from brokers and dealers                                     --

Secured demand note receivable from majority shareholder           2,000,000
Property and equipment, net                                          488,791
Investment in affiliate                                              392,000
Prepaid expenses and other assets                                    520,226
                                                                 -----------

T O T A L                                                        $16,307,198
                                                                 ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Payable to brokers and dealers                                   $ 2,976,365
Accounts payable and accrued liabilities                           2,527,171
Securities sold, not yet purchased, at market value                  482,555
                                                                 -----------

T o t a l                                                          5,986,091
                                                                 -----------

Commitments and contingencies

Liabilities to majority shareholder
  subordinated to claims of general creditors                      3,000,000

Shareholders' equity:
Common stock, $.01 par value, 49,000,000 shares
  authorized, 5,237,610 shares outstanding
  at March 31, 1997                                                   52,376
Additional paid-in capital                                         6,742,091
Retained earnings                                                    526,640
                                                                 -----------
Total shareholders' equity                                         7,321,107
                                                                 -----------

T O T A L                                                        $16,307,198
                                                                 ===========

  The acocmpanying notes to financial statements are an integral part hereof,

                                             SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                        (Unaudited)

                                             Common Stock
                                             ------------
                                     Number                            Additional
                                       of              $.01 Par         Paid-In         Retained
                                     Shares             Value           Capital         Earnings         Total
                                     ------             -----           -------         --------         -----

Balance, December 31, 1996          5,235,897          $52,359         $6,771,049       $278,157       $7,101,565

Cost of issuance of shares
  to shareholders rounding up
  to nearest 100 shares, net
  of proceeds of offering               1,713               17            (28,958)                        (28,941)

Net income for period                                                                    248,483          248,483
                                    ---------          -------         ----------       --------       ----------

Balance, March 31, 1997             5,237,610          $52,376         $6,742,091       $526,640       $7,321,107
                                    =========          =======         ==========       ========       ==========


                    The accompanying notes to financial statements are an integral part hereof.



                                                 - 4 -


                        SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                               Three months ended
                                                                      March 31,
                                                            -------------------------
                                                                1997          1996
                                                            -----------    ----------

Cash flows from operating activities:
   Net income                                               $   248,483    $ 1,327,201
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                                 37,996         19,219
   Changes in operating assets and liabilities:
   (Increase) in prepaid expenses and other assets              (86,488)        (4,161)
   Net decrease in securities owned, at market value            786,238      5,065,122
   Net change in receivable from/payable to brokers
     and dealers                                              4,117,804       (692,159)
   (Decrease) in accounts payable and accrued liabilities      (296,829)    (5,253,581)
   Net (decrease) in securities sold, net yet
     purchased, at market value                                (964,588)      (247,355)
                                                            -----------    -----------
   Net cash provided by operating activities                  3,842,616        214,286
                                                            -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                           (76,533)       (10,091)
   Investment in inactive affiliate                            (392,000)
                                                            -----------    -----------
   Net cash (used in) investing activities                     (468,533)       (10,091)
                                                            -----------    -----------
Cash flows from financing activities:
   Subordinated loan borrowings from majority shareholder                      500,000
   Cost of issuance of shares to shareholders
      rounding up to nearest 100 shares, net
      of proceds of offering                                    (28,941)
                                                            -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     3,345,142        704,195

Cash and cash equivalents - beginning of period                 231,029        164,071
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $ 3,576,171    $   868,266
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest totaled $92,075 in 1997 and $69,386 in 1996.
   Income and franchise taxes totaled $50,075 in 1997 and $11,000 in 1996.




        The accompanying notes to financial statements are an integral part hereof.

                                        -5-


                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (Unaudited)

(1) Basis of Presentation

     The consolidated financial statements include the accounts of Siebert Financial Corp. (the "Company") and subsidiary. All material intercompany balances have been eliminated. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly the Company's financial position and results of operations, consisting of normal recurring adjustments, have been included.

     The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for a full year.

(2) Net Capital

     At March 31, 1997 and 1996, Siebert had net capital of $7,604,150 and $7,474,113, respectively, as compared with net capital requirements of $250,000.

(3) Issuance of Shares

     In an offering commenced January 23, 1997 and extended to March 21, 1997, Siebert offered existing shareholders with "odd lots" following the merger effected with J. Michaels, Inc. and reverse split in November 1996 the opportunity to "round up" their shares to the next nearest 100 shares. 1,713 shares were issued with proceeds to Siebert of $16,059. Costs related to the offering approximated $45,000.

(4) Investment in Inactive Affiliate

     Siebert invested $392,000 and two of its officers invested $408,000 in Members' Capital in Siebert, Brandford, Shank & Co., LLC, a new limited liability company and broker dealer which will succeed to the business of Siebert's Siebert, Brandford, Shank Division as soon as all regulatory requirements have been completed. Siebert will also provide additional regulatory capital in the form of a $1.2 million 10% secured demand note. From April 1, 1997, any further net operating losses will be shared between the principals (51%) and Siebert (49%) from the capital of the new company; prior operating losses absorbed by Siebert, including the March quarter, will be recovered before future profits, after interest on capital contributions at 10%, are shared on a similar 51%/49% basis.

Item 2. Management's  Discussion and Analysis or Plan of Operations

     This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

     Market conditions during the first few months of 1997 reflected a continuation of the 1996 bull market characterized by record volume and record high market levels. At the same time, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which Siebert does not and also direct their executions to captive market makers. Increased competition, broader service offerings or the prevalence of a flat fee environment could also limit Siebert's growth or even lead to a decline in Siebert's customer base which would adversely affect its results of operations.

     The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect the Company's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses, remain relatively fixed. Accordingly, earnings for any period should not be considered representative of any other period.

Recent Developments

     For the three months ended March 31, 1997, revenues were $5.7 million and net income and earnings per share were $248,000 and $.05, respectively. Revenues for the three months ended March 31, 1996, were $6.5 million and pro forma net income and earnings per share were $743,000 and $.14, respectively. The net income and per share results for last year are pro forma for the merger effected with J. Michaels, Inc. and reverse split in November 1996.

     Overall revenue for the first quarter trailed last year by 12% while overall expenses increased 2%. Decreases in trading profits, interest and dividend income and corporate syndicate revenues contributed to the overall decrease in revenues.

     Retail  discount   brokerage   operating  income  increased  about  20%  to
approximately $1.2 million before start-up operating losses of about $350,000 for the quarter for three branch offices which were opened in late 1996.

     Tax exempt investment banking revenue increased to $300,000; however, operations resulted in a pre-tax operating loss of $600,000, $350,000 more than the prior quarter, because of the start-up of the newly formed Siebert, Brandford, Shank Division which added the cost of 26 municipal investment banking professionals and related offices. As planned, the operations of the Division will be transferred to a jointly owned company with the principals, formed as of April 1, 1997, and from that date any further net operating losses will be shared between the principals (51%) and Siebert (49%); prior operating losses absorbed by Siebert, including the March quarter, will be recovered before future profits, after interest on capital contributions at 10%, are shared on a similar 51%/49% basis. The new company, Siebert, Brandford, Shank
& Co., LLC, appears to be gathering momentum in its marketplace and improving results are expected as the year progresses. Recent appointments as lead manager for offerings anticipated to raise $160 million in the aggregate are expected to take place in the second and third quarters of 1997; awarding clients include Detroit Water, Detroit Public Schools and the State of California.

Results of Operations

     Three Months ended March 31, 1997 Compared to Three Months ended March 31, 1996

     Total revenues for the first three months of 1997 were approximately $5.7 million, a decrease of approximately $800,000 or 12 % over the first three months of 1996. Revenues decreased in all categories although commissions declined only slightly.

     Commissions and fees decreased $127,000 or 2 % to approximately $5.0 million. Both quarters reflected strong bull markets but reduced advertising in the current quarter may have contributed to the slight reduction in commissions.

     Trading profits decreased $182,000 or 38 % to $301,000 continuing to reflect less volatile markets and reduced trading opportunities in the firm's principal proprietary trading activity, listed bond funds.

     Interest and dividends decreased $63,000 or 32 % to $137,000 due to decreases in long proprietary trading positions and in trading strategies which generated dividend income.

     Investment banking income decreased $432,000 or 60% to $287,000 due primarily to decreased participation in equity underwritings over the prior year period due to a sharp fall off in large underwritings and a trend to smaller syndicates that make it difficult for non-originating firms to participate in offerings.

     Total costs and expenses for the first three months of 1997 were $ 5.2 million, an increase of $92,000 or 2% over the first three months of 1996. Costs increased in all categories except advertising and promotion.

     Compensation and benefit costs increased $74,000 or 4% to $1.8 million due to the addition of the additional tax exempt investment banking staff offset by reduced incentive compensation provisions due to reduced contractual performance incentives and discretionary staff bonuses.

     Clearing and brokerage fees increased $17, 000 or 2% to $1.1 million. Such costs increased slightly while commissions declined slightly because of a refund of charges in the year ago quarter from a prior period and a small shift in the current quarter to products having relatively higher clearing charges.

     Advertising and promotion expense decreased $314,000 or 26% to $900,000 million due to reduced promotional charitable contributions related to the decrease in equity syndicate business and reduced national advertising and related production costs offset to some extent by a series of special promotional mailing programs.

     Communications expense increased $117,000 or 37% to $432,000 as more retail client services were offered directly on-line and due to the activities of the additional tax exempt investment banking staff.

     Interest expense increased $23,000 or 33% to $92,000 due an increase in subordinated borrowings and greater use of margin borrowings by proprietary trading activities.

Rent and occupancy costs increased $73, 000 or 81% to $163,000 due to opening three new retail offices and seven new tax exempt investment banking offices in the fourth quarter of 1996.

     Other general and administrative expenses increased $102,000 or 17% to $705,000 primarily reflecting travel and related expenses related to the new business activity of the much larger tax exempt investment banking staff and a range of miscellaneous costs associated with opening new retail offices.

     The provision for income taxes and net income compared to the pro forma provision for income taxes and pro forma net income each decreased about 68% due to a similar decrease in income before provision for taxes.

Liquidity and Capital Resources

     Siebert's assets are highly liquid, consisting generally of cash, money market funds and securities freely salable in the open market. Siebert's total assets at March 31, 1997 were $16.3 million, of which $2.0 million took the form of a secured demand note. $12.9 million or 79% of total assets were highly liquid.

     Siebert is subject to the net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and other regulatory authorities. At March 31, 1997, Siebert's net capital was $ 7.6 million, $7.3 million in excess of its minimum capital requirement of $250,000.

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

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    27 - Financial Data Schedule (Edgar filing only)

(b) Reports on Form 8-K

     On March 5, 1997, the Company filed a Current Report on Form 8-K disclosing pursuant to Item 8 of such Form a change in the Company's fiscal year from March 31 to December 31 of each year, such change to take effect as of December 31, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SIEBERT FINANCIAL CORP.


Date: May 14, 1997                   By: /s/ Muriel F. Siebert
                                        ----------------------------------------
                                                  Muriel F. Siebert
                                                  Chair and President
                                                  (on behalf of the
                                                     registrant)


Date: May 14, 1997                   By: /s/ T. K. Flatley
                                        ----------------------------------------
                                                  T. K. Flatley
                                                  Executive Vice President
                                                  and Assistant Secretary
                                                  (Principal Financial and
                                                   Accounting Officer)