Form 10QSB
period 1997-06-30
SIEBERT FINANCIAL CORP
filed 1997-08-14
CIK 65596

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                   FORM 10-QSB
                        Quarterly Report Under Section 13
                 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1997       Commission file number 0-5703





                             SIEBERT FINANCIAL CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



              New York                                       1-1796714
   -------------------------------                      --------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification Number)


                          885 Third Avenue, Suite 1720
                            New York, New York 10022
                     ---------------------------------------
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (212) 644-2400



--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                  if changed since last report: Not Applicable


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 5,237,610 shares of Common Stock outstanding on August 8, 1997.


Transitional Small Business Disclosure Format: Yes     X      No
                                                    -------       -------

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements



                                    SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)


                                            For the Three Months Ended      For the Six Months Ended
                                                     June 30,                        June 30,
                                                1997           1996            1997            1996
                                           ------------   ------------    ------------    ------------
Revenues:
    Commissions                            $  4,504,516   $  5,782,943    $  9,458,796    $ 10,863,862
    Trading profits                             518,263        (33,990)        819,677         449,666
    Interest and dividends                      147,335        146,371         283,837         345,855
    Investment banking                        1,061,812        443,785       1,348,860       1,163,161
                                           ------------   ------------    ------------    ------------

         Total revenues                       6,231,926      6,339,109      11,911,170      12,822,544
                                           ------------   ------------    ------------    ------------

Expenses:
    Compensation and benefits                 1,984,640      1,557,306       3,806,536       3,305,173
    Clearing fees and floor brokerage         1,039,430      1,300,312       2,172,279       2,416,330
    Advertising and promotion                   638,094        761,050       1,539,180       1,975,772
    Communications                              408,452        349,401         840,614         664,466
    Interest                                    114,766         69,618         206,840         139,004
    Rent and occupancy                          163,343         91,289         326,098         181,082
    Other general and administrative            796,653        535,645       1,502,489       1,139,029
                                           ------------   ------------    ------------    ------------
         Total expenses                       5,145,378      4,664,621      10,394,036       9,820,856
                                           ------------   ------------    ------------    ------------

Income before provision for  taxes            1,086,548                      1,517,134
Provision for income taxes - current            490,983                        673,086
                                           ------------                   ------------

Net income                                 $    595,565                   $    844,048
                                           ============                   ============

Net income - historical                                      1,674,488                       3,001,688
Pro forma provision for income taxes (1)                       736,775                       1,320,743
                                                          ------------                    ------------
Pro forma net income                                      $    937,713                    $  1,680,945
                                                          ============                    ============
Per share of common stock:
         Net income                        $       0.11                   $       0.16
                                           ============                   ============

         Pro forma net income                             $       0.18                    $       0.32
                                                          ============                    ============
Weighted average common shares
         deemed outstanding                   5,237,610      5,235,897       5,237,039       5,235,897
                                           ============   ============    ============    ============


(1) The pro forma provision for income taxes represents income taxes which would have been provided had Siebert operated as a C corporation.


  The accompanying notes to financial statements are an integral part hereof.

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

                                                                      June 30,
                                                                        1997
                                                                     -----------
Cash and cash equivalents                                            $ 1,936,497
Securities owned, at market value                                     10,393,168
Receivable from brokers and dealers                                         --
Secured demand note receivable from
  majority shareholder                                                 2,000,000
Property and equipment, net                                              415,912
Investment in affiliate                                                  274,502
Prepaid expenses and other assets                                        997,406
                                                                     -----------

T O T A L                                                            $16,017,485
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Payable to brokers and dealers                                       $   758,741
Accounts payable and accrued liabilities                               3,089,010
Securities sold, not yet purchased,
  at market value                                                      1,253,062
                                                                     -----------

T O T A L                                                              5,100,813
                                                                     -----------

Commitments and contingencies

Liabilities to majority shareholder
  subordinated to claims of general creditors                          3,000,000

Shareholders' equity:
Common stock, $.01 par value 49,000,000 shares
  authorized, 5,237,610 shares outstanding
  at June 30, 1997                                                        52,375
Additional paid-in capital                                             6,742,091
Retained earnings                                                      1,122,205
                                                                     -----------

Total shareholders' equity                                             7,916,672
                                                                     -----------

T O T A L                                                            $16,017,485
                                                                     ===========


   The accompanying notes to financial statements are an integral part hereof.


                                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                   (Unaudited)

                                                         Common Stock
                                                 ---------------------------
                                                  Number                            Additional
                                                    of              $.01 Par         Paid-in           Retained
                                                  Shares             Value           Capital           Earnings            Total
                                                  ------             -----           -------           --------            -----


Balance, December 31, 1996                       5,235,897       $    52,359       $ 6,771,049        $   278,157       $ 7,101,565

Cost of issuance of shares
  to sharehodlers rounding
  up to nearest 100 shares,
  net of proceeds of offering                        1,713                17           (28,958)                             (28,941)

Net income for period                                                                                     844,048           844,048
                                               -----------       -----------       -----------        -----------       -----------

Balance, June 30, 1997                           5,237,610       $    52,376       $ 6,742,091        $ 1,122,205       $ 7,916,672
                                               ===========       ===========       ===========        ===========       ===========




  The accompanying notes to financial statements are an integral part hereof.

                                    SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                            Six months ended
                                                                                 June 30,
                                                                     ------------------------------------
                                                                         1997                     1996
                                                                     -----------              -----------
Cash flows from operating activities:
  Net income                                                         $   844,049              $ 3,001,690
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Depreciation and amortization                                           71,772                   38,915
  Changes in operating assets and liabilities:
  (Increase) in prepaid expenses and other assets                       (563,668)                  (6,028)
  Net decrease in securities owned, at market value                     (276,920)               4,273,763
  Net change in receivable from/payable to brokers                     1,900,180               (6,048,367)
  Increase (decrease) in accounts payable
    and accrued liabilities                                              265,010                  (89,263)
  Net increase (decrease) in securities sold, not yet
    purchased, at market value                                          (194,081)                 391,585
                                                                     -----------              -----------
  Net cash provided by operating activities                            2,046,342                1,562,295
                                                                     -----------              -----------

Cash flows from investing activities:
  Purchase of property and equipment                                     (37,431)                 (42,195)
  Investment in affiliate                                               (274,502)
                                                                     -----------              -----------

  Net cash (used in) investing activities                               (311,933)                 (42,195)
                                                                     -----------              -----------

Cash flows from financing activities:
  Subordinated loan borrowings from majority
   shareholder                                                                                    500,000
  Cost of issuance of shares to shareholders
   rounding up to nearest 100 shares,
   net of proceeds of offering                                           (28,941)
                                                                     -----------              -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,705,468                2,020,100

Cash and cash equivalents - beginning of period                          231,029                  164,071
                                                                     -----------              -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 1,936,497              $ 2,184,171
                                                                     ===========              ===========


Supplemental disclosure of cash flow information:
Cash paid for:
     Interest totaled $206,840 in 1997 and $139,004 in 1996.
     Income and franchise taxes totaled $339,025 in 1997 and $13,350 in 1996.



              The accompanying notes to financial statements are an integral part hereof.



                                                -5-



                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)

(1) Basis of Presentation

The consolidated financial statements include the accounts of Siebert Financial Corp. (the "Company" or "Siebert") and subsidiary. All material intercompany balances have been eliminated. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly the Company's financial position and results of operations, consisting of normal recurring adjustments, have been included.

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

(2)   Net Capital

At June 30, 1997 and 1996, Siebert had net capital of $8,368,299 and $8,921,653, respectively, as compared with net capital requirements of $250,000.

(3)   Issuance of Shares

In an offering commenced January 23, 1997 and extended to March 21, 1997, the Company offered existing shareholders with "odd lots" following the merger effected with J. Michaels, Inc. and reverse split in November, 1996 the opportunity to "round up" their shares to the next nearest 100 shares. 1,713 shares were issued with proceeds to the Company of $16,059. Costs related to the offering approximated $45,000.

(4)Investment in Affiliate

The Company invested $392,000 and two principals invested $408,000 in Members' Capital in Siebert, Brandford, Shank & Co., LLC, a new limited liability company and broker dealer which will succeed to the business of the Company's Siebert, Brandford, Shank Division as soon as all regulatory requirements have been completed. On July 25,1997, the Company provided additional regulatory capital in the form of a $1.2 million 10% secured demand note. Effective from April 1, 1997, operating losses have been shared between the principals (51%) and The Company (49%); during the second quarter, the Company's share of net operating losses was $117,000. Cumulative operating and start up losses absorbed by The Company, amounting to $1.1 million through June 30, 1997, are to be recovered before future profits, after interest on capital contributions at 10%, are to be shared on a similar 51% / 49% basis.

(5)   Options

On March 11, 1997, the Company granted to outside directors options to purchase 30,000 shares at $9.25. The directors' options are exercisable six months from the date of grant and expire 5 years from the date of grant. On May 16, 1997, the Company granted to employees options to purchase 199,750 shares at $9.25. The employee options vest 20% per year for five years and expire ten years from the date of grant. No employee options are currently exercisable.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

     This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

     Market conditions during the first half of 1997 reflected a continuation of the 1996 bull market characterized by record volume and record high market levels. At the same time, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which The Company does not and also direct their executions to captive market makers. Increased competition, broader service offerings or the prevalence of a flat fee environment could also limit The Company's growth or even lead to a decline in The Company's customer base which would adversely affect its results of operations.

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

Recent Developments

     On August 7, 1997, the unit acted as Senior Manager for a $244 million offering of Detroit Water Supply System Revenue Bonds, its largest offering since formation of the Division October 1, 1996. Other recent appointments as lead manager for offerings now expected in the fourth quarter include Detroit Public Schools, $145 million, and the State of California, $175 million. There can be no assurance that these transactions will take place as planned.

     On August 11, 1997, the Company announced the acquisition of the retail brokerage accounts of The Stock Mart, the discount brokerage arm of William O'Neil + Co. Incorporated of Los Angeles, California.

Results of Operations

Three Months ended June 30, 1997 Compared to Three Months ended June 30, 1996
-----------------------------------------------------------------------------

     Total revenues for the three months ended June 30, 1997 were approximately $6.2 million, a decrease of $107,000 or 1.7% over the same period in 1996. Commission revenues decreased while trading and investment banking revenues increased.

     Commissions decreased $1.3 million or 22% to approximately $4.5 million as the retail full service discount business of the Company faced increasing competition from ultra low cost flat fee brokers.

     Trading profits increased $552,000 to $518,000 from a loss of $34,000 in the prior year period reflecting improved trading opportunities in the firm's principal proprietary trading activity, listed bond funds.

     Interest and dividends decreased $1,000 or .7% to $147,000 with little change in trading strategies which generated dividend income.

     Investment banking income increased $618,000 or 139% to $1.1 million due to increased revenues of the tax exempt investment banking division offset by a continuing decline in participation in equity underwritings over the prior year period. The latter is due to a sharp fall off in large underwritings and a trend to smaller syndicates that make it difficult for non-originating firms to participate in offerings. The Company expects the latter condition will continue.

     Total costs and expenses for the second three months of 1997 were $5.2 million, an increase of $481,000 or 10% over the second three months of 1996. Costs increased in all categories except clearing fees and floor brokerage and advertising and promotion.

     Compensation and benefit costs increased $427,000 or 27% to $2.0 million due to additional tax exempt investment banking staff and commission-based municipal trading personnel.

     Clearing and brokerage fees decreased $260,000 or 20% to $1.1 million reflecting the decrease in commission income compared to the prior year.

     Advertising and promotion expense decreased $123,000 or 16% to $638,000 due to reduced promotional activity related to the decrease in equity syndicate business and reduced public relations expenditures in the current period.

     Communications expense increased $59,000 or 17% to $408,000 due to the activity of three new retail branches and the offices and activities of the additional tax exempt investment banking staff.

     Interest expense increased $45,000 or 65% to $115,000 due to an increase in subordinated borrowings and greater use of margin borrowings and short positions in proprietary trading activities.

     Rent and occupancy costs increased $72,000 or 79% to $163,000 due to opening three new retail offices and seven new tax exempt investment banking offices in the fourth quarter of 1996.

     Other general and administrative expenses increased $261,000 or 49% to $796,000 primarily reflecting travel and related expenses related to the new business activity of the much larger tax exempt investment banking staff and a range of miscellaneous costs associated with opening new retail offices.

     The provision for income taxes and net income compared to the pro forma provision for income taxes and pro forma net income each decreased about 35% due to a similar decrease in income before provision for income taxes.

Six Months ended June 30, 1997 Compared to Six Months ended June 30, 1996
-------------------------------------------------------------------------

     Total revenues for the six months ended June 30, 1997 were approximately $11.9 million, a decrease of $911,000 or 7.1% over the same period in 1996. Commission revenues and interest and dividends decreased while trading and investment banking revenues increased.

     Commissions decreased $1.4 million or 13% to approximately $9.5 million largely reflecting the decrease in the current quarter from the prior year period noted above.

     Trading profits increased $370,000 or 82% to $820,000 reflecting improved trading opportunities in the firm's principal proprietary trading activity, listed bond funds.

     Interest and dividends decreased $62,000 or 18% to $284,000 due to reduced long proprietary trading positions and in trading strategies which generated dividend income.

     Investment banking income increased $186,000 or 16% to $1.3 million due to the strong tax exempt investment banking improvement noted above offset by the continuing decline in participation in equity underwritings.

     Total costs and expenses for the first six months of 1997 were $ 10.4 million, an increase of $573,000 or 5.8% over the same period in 1996. Costs increased in all categories except clearing fees and floor brokerage and advertising and promotion.

     Compensation and benefit costs increased $501,000 or 15% to $3.8 million due to the addition of the additional tax exempt investment banking staff and commission based municipal trading personnel.

     Clearing and brokerage fees decreased $244,000 or 10% to $2.2 million reflecting the decrease in commission income compared to the prior year.

     Advertising and promotion expense decreased $437,000 or 22% to $1.5 million due to reduced promotional charitable contributions related to the decrease in equity syndicate business and reduced public relations expenditures in the current period.

     Communications expense increased $176,000 or 17% to $841,000 with three new retail branches and the offices and activities of the additional tax exempt investment banking staff.

     Interest expense increased $68,000 or 49% to $207,000 due an increase in subordinated borrowings and greater use of margin borrowings and short positions in proprietary trading activities.

     Rent and occupancy costs increased $145,000 or 80% to $326,000 due to opening three new retail offices and seven new tax exempt investment banking offices in the fourth quarter of 1996.

     Other general and administrative expenses increased $363,000 or 32% to $1.5 million primarily reflecting travel and related expenses related to the new business activity of the much larger tax exempt investment banking staff and a range of miscellaneous costs associated with opening new retail offices.

     The provision for income taxes and net income compared to the pro forma provision for income taxes and pro forma net income each decreased about 49% due to a similar decrease in income before provision for taxes.

Liquidity and Capital Resources

     The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely salable in the open market. The Company's total assets at June 30, 1997 were $16.0 million, of which $2.0 million took the form of a secured demand note. $14.3 million or 89% of total assets were highly liquid.

     The Company is subject to the net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and other regulatory authorities. At June 30, 1997, The Company's net capital was $8.4 million, $8.1 million in excess of its minimum capital requirement of $250,000.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

         27 - Financial Data Schedule (Edgar filing only)

(b) Reports on Form 8-K

         None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SIEBERT FINANCIAL CORP.


      Date: August 13, 1997                    By: /s/ Muriel F. Siebert
                                                  ----------------------
                                                   Muriel F. Siebert
                                                   Chair and President
                                                   (on behalf of the
                                                      registrant)


      Date: August 13, 1997                    By: /s/ T. K. Flatley
                                                  ------------------
                                                  T. K. Flatley
                                                  Executive Vice President
                                                  and Assistant Secretary
                                                  (Principal Financial and
                                                   Accounting Officer)