Form 10QSB
period 1997-09-30
SIEBERT FINANCIAL CORP
filed 1997-11-14
CIK 65596

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                        Quarterly Report Under Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                     Commission file number 0-5703
    September 30, 1997

                             SIEBERT FINANCIAL CORP.
        (Exact name of small business issuer as specified in its charter)

          New York                                     1-1796714
(State or other jurisdiction of          I.R.S. Employer Identification Number)
incorporation or organization)

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

                               Yes _X_    No ____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 5,237,610 shares of Common Stock outstanding on November 7, 1997.

Transitional Small Business Disclosure Format:     Yes  ___   No _X_

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                            $   461,236
Cash equivalents - restricted                                          1,300,000
Securities owned, at market value                                     11,574,447
Receivables from brokers and dealers                                     344,735
Secured demand notes receivable                                        3,300,000
Property and equipment, net                                              398,202
Investment in affiliate                                                  392,000
Prepaid expenses and other assets                                        623,542
                                                                     -----------
                                                                     $18,394,162
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                             $ 3,486,917
Securities sold, not yet purchased, at market value                    1,657,250
                                                                     -----------
                                                                       5,144,167
                                                                     -----------
Commitments and contingencies

Liabilities to majority shareholder and affiliate
   subordinated to claims of general creditors                         4,300,000
                                                                     -----------

Shareholders' equity:
Common stock, $.01 par value, 49,000,000
   shares authorized, 5,237,610 shares
   outstanding at September 30, 1997                                      52,376
Additional paid-in capital                                             6,742,091
Retained earnings                                                      2,155,528
                                                                     -----------
                                                                       8,949,995
                                                                     -----------
                                                                     $18,394,162
                                                                     ===========

  The accompanying notes to financial statements are an integral part hereof.

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       For the Three Months Ended           For the Nine Months Ended
                                                             September 30,                        September 30,
                                                     ----------------------------        -------------------------------
                                                         1997              1996             1997                1996
                                                     ----------        ----------        -----------        -----------
Revenues:
     Commissions                                     $5,040,511        $4,185,811        $14,499,306        $15,049,674
     Trading gains, net                                 328,032           195,679          1,147,709            645,345
     Interest and dividends                             246,646           152,206            530,484            498,060
     Investment banking                               1,627,056           717,569          2,975,917          1,880,730
                                                     ----------        ----------        -----------        -----------

     Total revenues                                   7,242,245         5,251,265         19,153,416         18,073,809
                                                     ----------        ----------        -----------        -----------

Expenses:
     Compensation and benefits                        2,019,456         1,454,083          5,825,992          4,759,256
     Clearing fees and floor brokerage                1,242,845         1,014,741          3,415,125          3,431,071
     Advertising and promotion                          641,413           724,621          2,180,593          2,700,392
     Communications                                     371,088           303,698          1,211,702            968,164
     Interest                                            99,586            73,365            306,427            212,368
     Rent and occupancy                                 163,927            90,354            490,025            271,436
     Other general and administrative                   869,122           339,033          2,371,610          1,478,062
                                                     ----------        ----------        -----------        -----------

     Total expenses                                   5,407,437         3,999,895         15,801,474         13,820,749
                                                     ----------        ----------        -----------        -----------

Income before provision for  taxes                    1,834,808                            3,351,942
Provision for income taxes - current                    801,485                            1,474,571
                                                    -----------                          -----------

Net income                                          $ 1,033,323                          $ 1,877,371
                                                    ===========                          ===========

Net income - historical                                                 1,251,370                             4,253,060
Pro forma provision for income taxes (1)                                  550,603                             1,871,346
                                                                       ----------                           -----------

Net income - pro forma                                                 $  700,767                           $ 2,381,714
                                                                       ==========                           ===========

Per share of common stock:
     Net income                                                        $     0.20                           $      0.36

     Net Income - pro forma                                            $     0.13                           $      0.45

Weighted average common shares
     deemed outstanding                               5,237,610         5,235,897          5,237,290          5,235,897


(1) The pro forma provision for income taxes represents income taxes which would have been provided had Siebert operated as a C corporation.

  The accompanying notes to financial statements are an integral part hereof.

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)


                                                              Common Stock
                                                         -----------------------
                                                          Number                    Additional
                                                            of             Par       Paid-in        Retained
                                                          Shares          Value       Capital        Earnings         Total
                                                          ------          -----       -------        --------         -----

Balance, January 1, 1997                                 5,235,897     $ 52,359     $6,771,049      $  278,157      $7,101,565

Cost of issuance of shares to shareholders
   rounding up to nearest 100 shares,
   net of proceeds of offering                               1,713           17        (28,958)           --           (28,941)

Net income for period                                         --           --             --         1,877,371       1,877,371
                                                         ---------     --------     ----------      ----------      ----------
Balance, September 30, 1997                              5,237,610     $ 52,376     $6,742,091      $2,155,528      $8,949,995
                                                         =========     ========     ==========      ==========      ==========

  The accompanying notes to financial statements are an integral part hereof.

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                      1997            1996
                                                   ----------      -----------
Cash flows from operating activities:
   Net income - pro forma                                          $ 2,381,714
   Pro forma provision for income taxes                              1,871,346
                                                                   -----------
   Net income - historical                         $1,877,371        4,253,060
   Adjustments to reconcile net
      income to net cash provided by
      operating activities:
   Depreciation and amortization                      108,334           59,774
   Changes in operating assets
      and liabilities:
   (Increase)  in prepaid expenses
      and other assets                               (189,804)         (57,061)
   (Increase) decrease in securities owned,
      at market value                              (1,458,199)       5,827,005
   Net (increase) decrease in receivable
      from/payable to brokers                         796,704       (8,671,713)
   Increase in accounts payable
      and accrued liabilities                         662,917           29,887
   Net increase in securities
      sold, not yet purchased,
      at market value                                 210,107          806,216
                                                   ----------      -----------
   Net cash provided by operating
      activities                                    2,007,430        2,247,168
                                                   ----------      -----------
Cash flows from investing activities:
   Increase in restricted cash equivalents         (1,300,000)            --
   Purchase of property and equipment                 (56,282)         (50,720)
   Investment in affiliate                           (392,000)            --
                                                   ----------      -----------
   Net cash (used in) investing
      activities                                   (1,748,282)         (50,720)
                                                   ----------      -----------
Cash flows from financing activities:
   Subordinated loan borrowings from
      majority shareholder                                --           500,000
   Cost of issuance of shares to
      shareholders rounding up to
      nearest 100 shares, net of
      proceeds of offering                            (28,941)
                                                   ----------      -----------
Net cash (used in) provided by financing
  activities                                          (28,941)         500,000
                                                   ----------      -----------
Net increase in cash and cash equivalents             230,207        2,696,448

Cash and cash equivalents -
   beginning of period                                231,029          164,071
                                                   ----------      -----------
Cash and cash equivalents - end of period          $  461,236      $ 2,860,519
                                                   ==========      ===========

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest totaled $306,427 in 1997 and $212,368
      in 1996.
   Income and franchise taxes totaled $868,900 in 1997 and $49,897 in 1996.

  The accompanying notes to financial statements are an integral part hereof.

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                  (Unaudited)

(1) Basis of Presentation

The consolidated financial statements include the accounts of Siebert Financial Corp. (the "Company") and its wholly-owned subsidiary, Muriel Siebert & Co., Inc. ("Siebert"). All material intercompany balances have been eliminated. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly the Company's financial position and results of operations, consisting of normal recurring adjustments, have been included.

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

(2) Net Capital

Siebert is subject to the net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and other regulatory authorities. At September 30, 1997 and 1996, Siebert had regulatory net capital of $7,822,216 and $10,294,872, respectively, as compared with regulatory net capital requirements of $250,000.

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

(4) Investment in Affiliate

In April  1997,  the  Company  and two  individuals  (the  "Principals")  formed
Siebert, Brandford, Shank & Co., LLC ("SBS") to succeed to the business of the Siebert, Brandford, Shank Division of the Company when regulatory requirements have been met. The business arrangement with the Principals provides that profits will be shared 51% to the Principals and 49% to the Company. Losses incurred in the amount of $832,357 through September 30, 1997 will be recouped by the Company prior to any profit allocation to the Principals. The Company invested $392,000 as its share of the members' capital of SBS and provided additional regulatory capital of $1.3 million in the form of a 10% secured demand note.

(5) Cash Equivalents - Restricted

Included in Cash equivalents - restricted is cash pledged to an affiliate to secure a subordinated loan.

(6) Options

On March 11, 1997, the Company granted to non-employee directors options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $9.25 per share. The directors' options are exercisable six months from the date of grant and expire 5 years from the date of grant. On May 16, 1997, the Company granted options to certain of its employees to purchase 199,750 shares of the Company's Common Stock at an exercise price of $9.25 per share. On November 6, 1997, the Company granted options to an employee to purchase 10,000 shares of the Company's Common Stock at an exercise price of $8.875 per share. All such employee options vest 20% per year for five years and expire ten years from the date of grant. No employee options are currently exercisable.

Item 2. Management's Discussion and Analysis or Plan of Operation

     This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

     Statements in this "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this document as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties known and unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions, fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, increases in competition within and without the discount brokerage business through broader services offerings or otherwise, competition from electronic discount brokerage firms offering greater discounts on commissions then the Company, prevalence of a flat fee environment, decline in participation in equity or municipal finance underwritings, decrease ticket volume in the discount brokerage division, limited trading opportunities, increases in expenses, and changes in net capital or other regulatory requirements.

Business Environment

     Market conditions during the first nine months of 1997 reflected a continuation of the 1996 bull market characterized by record volume and record high market levels. At the same time, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company does not and also direct their executions to captive market makers. Increased competition, broader service offerings or the prevalence of a flat fee environment could also limit the Company's growth or even lead to a decline in the Company's customer base which would adversely affect its results of operations.

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

Recent Developments

     During the third quarter of 1997, the Company, through it's Siebert, Brandford, Shank Division acted as Senior Manager for a $244 million offering of Detroit Water Supply System Revenue Bonds, its largest offering since the formation of the Division. In addition, the Company has been appointed as lead manager for several large planned offerings including the State of California ($175 million), the City of Houston ($150 million) and the Detroit Public Schools ($145 million). There can be no assurance that these transactions will take place as planned.

     During the third quarter of 1997, the Company acquired the retail brokerage accounts of The Stock Mart, the discount brokerage arm of William O'Neil + Co. Incorporated of Los Angeles, California.

Results of Operations

  Three Months ended September 30, 1997 Compared to Three Months ended September 30, 1996

     Total revenues for the three months ended September 30, 1997 were approximately $7.2 million, a increase of $2.0 million or 38% over the same period in 1996. Commissions, trading gains, interest and dividends and investment banking revenues all increased.

     Commissions increased $855,000 or 20% to approximately $5.0 million primarily due to a corresponding increase in ticket volume in the discount brokerage division.

     Trading gains increased $132,000 or 68% to $328,000 from $196,000 in the prior year period reflecting improved trading opportunities in the firm's principal proprietary trading activity, listed bond funds.

     Interest and dividends increased $94,000 or 62% to $247,000 primarily due to trading strategies which generated dividend income.

     Investment banking income increased $909,000 or 127% to $1.6 million primarily due to increased revenues of the municipal investment banking division offset by a continuing decline in participation in equity underwritings over the prior year period. The latter is due to a sharp fall off in large underwritings and a trend to smaller syndicates that make it difficult for non-originating firms to participate in offerings. The Company expects the latter condition will continue.

     Total expenses for the third quarter of 1997 were $5.4 million, an increase of $1.4 million or 35% over the third quarter of 1996. Expenses increased in all categories except advertising and promotion.

     Compensation  and benefit costs  increased  $565,000 or 39% to $2.0 million
primarily   due  to   additional   municipal   investment   banking   staff  and
commission-based municipal trading personnel.

     Clearing and floor brokerage fees increased $228,000 or 22% to $1.2 million primarily due to the increase in ticket volume compared to the prior year.

     Advertising and promotion expense decreased $83,000 or 11% to $641,000 primarily due to lower public relations expenditures and lower promotional activity related to the decrease in equity syndicate business in the current period.

     Communications expense increased $67,000 or 22% to $371,000 primarily due to the increase in ticket volume and the offices and activities of the municipal investment banking staff.

     Interest expense increased $26,000 or 36% to $100,000 due to an increase in subordinated borrowings and greater use of margin borrowings and short positions in proprietary trading activities.

     Rent and occupancy costs increased $74,000 or 81% to $164,000 due to the opening of three new retail offices and seven new municipal investment banking offices in the fourth quarter of 1996.

     Other general and administrative expenses increased $530,000 or 156% to $869,000 primarily due to travel and entertainment expenses related to the new municipal investment banking staff and a range of miscellaneous costs associated with opening new retail offices.

     The provision for income taxes and net income compared to the pro forma provision for income taxes and pro forma net income each increased approximately 46% due to a similar increase in income before provision for income taxes.

  Nine Months ended September 30, 1997 Compared to Nine Months ended September 30, 1996

     Total  revenues  for  the  nine  months  ended   September  30,  1997  were
approximately $19.2 million, an increase of $1.1 million or 6% over the same period in 1996. Commission revenues decreased while trading gains, interest and dividends and investment banking revenues increased.

     Commissions decreased $550,000 or 4% to approximately $14.5 million primarily due to a lower ticket volume in the discount brokerage division during the first and second quarters of the year.

     Trading profits increased $502,000 or 78% to $1.1 million reflecting improved trading opportunities in the firm's principal proprietary trading activity, listed bond funds.

     Interest and dividends increased $32,000 or 7% to $530,000 primarily due to trading strategies which generated dividend income.

     Investment banking income increased $1.1 million or 58% to $3.0 million primarily due to the increased activity noted above in the municipal investment banking division offset by the continuing decline in participation in equity underwritings.

     Total expenses for the first nine months of 1997 were $ 15.8 million, an increase of $2 million or 14% over the same period in 1996. Expenses increased in all categories except clearing fees and floor brokerage and advertising and promotion.

     Compensation and benefit costs increased $1.1 million or 22% to $5.8 million primarily due to the addition of the municipal investment banking staff and commission-based municipal trading personnel.

     Clearing and floor brokerage fees decreased $16,000 or 0.5% to $3.4 million primarily due to the decrease in ticket volume as noted above compared to the prior year.

     Advertising and promotion expense decreased $520,000 or 19% to $2.2 million primarily due to reduced promotional charitable contributions related to the decrease in equity syndicate business.

     Communications expense increased $244,000 or 25% to $1.2 million primarily due to the opening of three new retail branches and the offices and activities of the municipal investment banking staff.

     Interest expense increased $94,000 or 44% to $306,000 primarily due to an increase in subordinated borrowings and greater use of margin borrowings and short positions in proprietary trading activities.

     Rent and occupancy costs increased $219,000 or 81% to $490,000 primarily due to the opening of three new retail offices and seven new municipal investment banking offices in the fourth quarter of 1996.

     Other general and administrative expenses increased $894,000 or 60% to $2.4 million primarily due to travel and entertainment expenses related to the new municipal investment banking staff and a range of miscellaneous costs associated with opening new retail offices.

     The provision for income taxes and net income compared to the pro forma provision for income taxes and pro forma net income each decreased approximately 21% due to a similar decrease in income before provision for taxes.

Liquidity and Capital Resources

     The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. The Company's total assets at September 30, 1997 were $18.4 million, of which $3.3 million took the form of secured demand notes. $12.4 million or 67% of total assets were highly liquid.

     Siebert is subject to the net capital requirements of the Securities and Exchange Commission, the New York Stock Exchange and other regulatory authorities. At September 30, 1997, Siebert's net capital was $7.9 million, $7.6 million in excess of its minimum capital requirement of $250,000.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       27 - Financial Data Schedule (Edgar filing only)

(b) Reports on Form 8-K

       None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SIEBERT FINANCIAL CORP.


     Date: November 14, 1997           By: /s/ Muriel F. Siebert
                                          --------------------------------------
                                                 Muriel F. Siebert
                                                 Chair and President
                                                 (on behalf of the
                                                    registrant)


     Date: November 14, 1997           By: /s/ Richard M. Feldman
                                          --------------------------------------
                                                 Richard M. Feldman
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)