Form 10QSB/A
period 1997-09-30
SIEBERT FINANCIAL CORP
filed 1997-11-17
CIK 65596

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-QSB/A1
                               Amendment No. 1 to
                        Quarterly Report Under Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                     Commission file number 0-5703
    September 30, 1997

                             SIEBERT FINANCIAL CORP.
        (Exact name of small business issuer as specified in its charter)

          New York                                     1-1796714
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

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

                                EXPLANATORY NOTE

     This Form 10-QSB/A1 is being filed by Siebert Financial Corp., a New York corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997, filed November 14, 1997, to (1) refile the Company's unaudited Consolidated Statements of Income for the three and nine months ended September 30, 1996 and 1997 to correct an error contained therein and (2) include Exhibit 27 inadvertently omitted therefrom.

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

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       27 - Financial Data Schedule (Edgar filing only)

(b) Reports on Form 8-K

       None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SIEBERT FINANCIAL CORP.


     Date: November 17, 1997           By: /s/ Muriel F. Siebert
                                          --------------------------------------
                                                 Muriel F. Siebert
                                                 Chair and President
                                                 (on behalf of the
                                                    registrant)


     Date: November 17, 1997           By: /s/ Richard M. Feldman
                                          --------------------------------------
                                                 Richard M. Feldman
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)