Form 10-K
period 1997-12-31
SIEBERT FINANCIAL CORP
filed 1998-03-31
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1997

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ----------------   -----------------------

        Commission file number    0-5703
                              --------------------------------------------------

                             SIEBERT FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  NEW YORK                              11-1796714
--------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

   885 THIRD AVENUE, NEW YORK, NEW YORK                    10022
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code    (212) 644 - 2400
                                              ----------------------------------

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class              Name of each exchange on which registered

           NONE                                     NONE
----------------------------       --------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $25,867,283
                                                                 ---------------

         As of March 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,204,000 based on the closing price of the Common Stock on the Nasdaq SmallCap Market on that date.

         As of March 27, 1998, there were 5,248,410 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Siebert Financial Corp.'s definitive proxy statement for its 1998 annual meeting of shareholders to be filed by the registrant pursuant to Regulation 14A is incorporated by reference into items 9, 10, 11 and 12 of Part III of this Form 10-KSB by reference.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Siebert Financial Corp. (the "Company") is a holding company which conducts all of its business activities in the retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation ("Siebert"). Muriel Siebert, the first woman member of the New York Stock Exchange, is the Chair and President and owns approximately 96% of the outstanding common stock, par value $.01 per share (the "Common Stock"), of the Company.

         The Company is the successor by merger to J. Michaels, Inc. ("JMI"), a company not previously associated with Siebert Financial Corp. On November 8, 1996, JMI and Muriel Siebert Capital Markets Group, Inc., a Delaware corporation owned by Ms. Siebert ("MSCMG"), merged and concurrently transferred all of the assets previously owned by JMI to a liquidating trust. The Company has had no, nor does it expect to have any, involvement with the liquidating trust. Following the merger, the Company's fiscal year was changed to December 31.

         Siebert was incorporated on June 13, 1969 under the laws of the State of Delaware. The principal executive offices of the Company and Siebert are located at 885 Third Avenue, 17th Floor, New York, New York 10022.

BUSINESS OVERVIEW

         Siebert provides services to its customers through two main divisions. Through its Retail division, Siebert provides discount brokerage and related services to its retail investor accounts. Through its Capital Markets division, Siebert offers institutional clients equity execution services on an agency basis as well as equity, fixed income and municipal underwriting and investment banking services. In addition, this division participates in the secondary markets for Municipal and U.S. Treasury securities and also trades listed closed end bond funds and certain other securities for its own account. This proprietary trading business is segregated from that of the agency business executed on behalf of institutional clients.

         The firm is unique among discount brokerage firms in that, through its Capital Markets division, it offers a wide array of underwriting and investment banking services. Such services include acting as senior manager, co-manager or otherwise participating in the underwriting or sales syndicates of municipal, corporate debt and equity, government agency and mortgage/asset backed securities issues.

         The Company believes that it is the largest Woman-Owned Business Enterprise ("WBE") in the capital markets business in the country through Siebert and the largest Minority and Women's Business Enterprise ("MWBE") in the tax exempt underwriting business in the country through its Siebert Brandford Shank division.

THE RETAIL DIVISION

         DISCOUNT BROKERAGE AND RELATED SERVICES. The Securities and Exchange Commission (the "SEC") eliminated fixed commission rates on securities transactions on May 1, 1975, a date that would later come to be known as "May Day", spawning the discount brokerage industry; that very day, on the opening bell, Siebert executed its first discounted commission trade. The firm has been in business and a member of The New York Stock Exchange, Inc. (the "NYSE") longer than any other discount broker.

         Siebert's focus in its discount brokerage business is to serve retail clients who seek a wide selection of quality investment services at commissions that are substantially lower than those of full-commission firms and competitive with the national discounters.

         Siebert clears all securities transactions on a fully-disclosed basis through National Financial Services Corp. ("NFSC"), a wholly owned subsidiary of Fidelity Investments. NFSC, with over $9 billion in assets, adds state-of-the-art technology as well as back-office experience to the operations of Siebert supplementing Siebert's in-house systems.

         Siebert serves investors who make their own investment decisions. Siebert seeks to assist its customers in their investment decisions by offering a number of value added services, including research by fax and quick and easy access to account information. The firm provides its customers with information via toll-free 800 service direct to its representatives Monday through Friday between 7:30 a.m. and 7:30 p.m. Eastern Time. Through its SiebertNet, Siebert Online and Siebert MarketPhone services, 24 hour access is available to customers.

         INDEPENDENT RETAIL EXECUTION SERVICES. Siebert is independent of the Over-the-Counter ("OTC") and Third Market market makers and consequently offers what it believes to be the best possible trade executions for customers. Siebert does not make markets in securities, nor does it position against customer orders. Most of the firm's listed orders are routed to the primary exchange for execution, however, all such customer orders are afforded the opportunity for price improvement. Through a service called NYSE Prime(1), Siebert also has the ability to document to customers all price improvements received on orders executed on the NYSE when orders are filled at better than the National Best Bid/Offer.

         The firm's OTC orders are executed through a network of unaffiliated Nasdaq market makers with no single market maker executing all trades. This allows Siebert to fill its customer orders by choosing the market maker it deems best in each particular stock quickly and efficiently in all market conditions. Additionally, the firm offers customers execution services through the SelectNet(2) and Instinet(3) systems. These systems give customers access to extended trading hours. Siebert believes that its OTC executions afford its customers the best possible opportunity for consistent price improvement. Siebert does not have any affiliation with market makers and therefore does not execute OTC trades through affiliated market makers.

----------
(1)   NYSE Prime is a service mark of the New York Stock Exchange, Inc.
(2)   SelectNet is a trademark of The Nasdaq Stock Market, Inc.
(3)   Instinet is a trademark of Reuters Group PLC.

         Siebert executes trades of fixed income securities through its Capital Markets division. Representatives of this division assist clients in buying, selling or shopping for competitive yields of fixed income securities, including municipal bonds, corporate bonds, U.S. Treasuries, mortgage-backed securities, Government Sponsored Enterprises, Unit Investment Trusts or Certificates of Deposit. See "Description of Business-Capital Markets Division."

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

         PRODUCTS AND SERVICES. Siebert offers retail customers a variety of products and services designed to assist them with their investment needs and allow them the convenience of maintaining a single brokerage account for simplicity and security. The firm backs up its order execution service with a guarantee that states, "If you are dissatisfied with a trade for any reason, that trade is commission free" which excludes losses due to fluctuations in the market value of securities and applies only to commissions.

         Siebert's products and services include the Siebert Asset Management account featuring no-fee, no minimum check writing with payee detail; a dividend reinvestment program that allows for the automatic reinvestment of cash dividends as well as capital gains distribution; retirement accounts that are free of fees if the account maintains assets of at least $10,000; $100 million in protection per account, consisting of $500,000 in standard insurance and $99.5 million in additional protection at no charge; and free safekeeping services.

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

         SIEBERTNET - Internet access with features including the efficiency and manageability of placing low commission stock and option orders, obtaining real time quotes, confirmation of pending and executed orders, access to late breaking news and valuable financial reports, as well as current account information including balances and positions.

         SIEBERT ONLINE - the firm's popular PC software runs on Windows 3.1(4) and Windows95(5) through a secure private connection. It features easy installation and intuitive operations but its design lends itself to the active trader as well. With the click of a mouse, investors can check their account status, get real-time quotes and place orders 24 hours a day.

         SIEBERT MARKETPHONE(R) - allows customers to trade at their convenience through touch-tone phones and to check balances and executions and receive free real-time quotes (including closed end mutual funds). The service also permits automatic transfer to a live broker or the use of the fax-on-demand feature to select an investment report to be delivered to a fax machine through the firm's Research by Fax(R) service.

         SELECTNET AND INSTINET - gives customers access to extended trading hours.

         PERFORMANCEFAX - allows customers to receive a comprehensive profit and loss analysis of their portfolios faxed each morning before the market opens. Alternatively, the customer can select from weekly and monthly schedules for receipt of PerformanceFax reports.

         SIEBERT FUNDEXCHANGE(R) - the FundExchange(R) Mutual Fund service provides customers with access to approximately 6,000 mutual funds, including 1,800 no-load funds, about 800 of which have no transaction fees.

         ON-LINE STATEMENT IMAGING SYSTEM - electronic imaging of customer statements are displayed directly on the screen of Siebert representatives for fast accurate detail of customer accounts.

         VISA(R)(6) DEBIT CARD - allows customers the convenience of a Siebert VISA debit card.

         SIEBERT RESEARCH BY FAX - customers are able to call toll free from any touch tone telephone and select from a list of research reports that will be faxed 24 hours a day. Upon request, such reports will be mailed to customers or made available for customer pickup at any branch.

         VIP PREMIERE STATEMENT - these statements offer a more sophisticated view of the brokerage account information including an account valuation section, an asset allocation pie chart, an enhanced activity section and a detailed income summary section.

         Siebert is currently developing and will offer during the next year new products and services including the following:

         o Major upgrades and improvements to each of its major electronic services - SiebertNet, Siebert Online, and MartketPhone. These upgrades are intended to vastly improve the efficiency and content of these services.

----------
(4)   Windows 3.1 is a trademark of the Microsoft Corporation.
(5)   Windows95 is a trademark of the Microsoft Corporation.
(6)   VISA is a registered trademark of VISA International, Inc.

         o Brand new wireless trading and market data service - this new product will allow clients to place trades, receive quotes and access other market information by utilizing the latest in wireless technology.

         o News and trade execution alert service - customers are able to keep abreast of the market whether at home or traveling using the firm's alert service via PC, beeper or fax.

         NEW ACCOUNTS DEPARTMENT. Siebert maintains a separate New Accounts department to familiarize each customer with Siebert's variety of services, policies and procedures. The department assists in the development of new business received through the firm's print and broadcast advertising as well as its referral programs.

         The New Accounts department assesses the credit worthiness of customers and monitors control procedures for each new customer. These procedures include the use of a combination of nationally recognized fraud prevention services, credit bureaus and internal controls developed and maintained by Siebert. Management feels that these procedures minimize Siebert's exposure to customers' fraudulent activities.

         The New Accounts department staff also assists customers in document management and compliance with regulatory requirements.

         RETIREMENT ACCOUNTS. Siebert offers customers a variety of self-directed retirement accounts for which it acts as agent on all transactions. Custodial services are provided through an affiliate of NFSC, the firm's clearing agent, which also serves as trustee for such accounts. IRA, SEPP IRA, ROTH IRA, 401(k) and KEOGH accounts can be invested in a wide array of mutual funds, stocks, bonds and other investments all through one consolidated account. Cash balances in these accounts are swept daily to the money market fund chosen by the customer. Retirement accounts in excess of $10,000 in assets are free of maintenance fees. Retirement accounts also enjoy free dividend reinvestment in more than 12,000 publicly traded securities and mutual funds allowing customers to automatically reinvest cash dividends and capital gains distributions for additional shares of the same security.

         CUSTOMER FINANCING. Customers' securities transactions are effected on either a cash or margin basis. Generally, a customer buying securities in a cash-only brokerage account is required to make payment by the settlement date, generally three business days after the trade is executed. However, for purchases of certain types of securities, such as options, a customer must have a cash or a money market fund balance in his or her account sufficient to pay for the trade prior to its execution. When selling securities, a customer is required to deliver the securities, and is entitled to receive the proceeds, on the settlement date. In an account authorized for margin trading, Siebert arranges for the clearing agent to lend its customer a portion of the market value of certain securities up to the limit imposed by the Federal Reserve Board, which for most equity securities is initially 50%. Such loans are collateralized by the securities in the customer's account. Short sales of securities represent sales of borrowed securities and create an obligation to purchase the securities at a later date. Customers may sell securities short in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed.

         In permitting a customer to engage in transactions, Siebert assumes the risk of its customer's failure to meet his or her obligations in the event of adverse changes in the market value of the securities positions in his or her account. Both Siebert and its clearing agent reserve the right to set margin requirements higher than those established by the Federal Reserve Board.

         Pursuant to its clearing agreement, Siebert participates in its clearing agent's income from financing Siebert customers' transactions. See "Management's Discussion and Analysis or Plan of Operation."

         OFFICES. Siebert currently maintains seven retail discount brokerage offices. See "Properties." Customers can visit the offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert's activities are conducted by telephone and mail.

         The New York office remains open Monday through Friday from 7:30 a.m. to 7:30 p.m., Eastern Time, while branch offices remain open from 9 a.m. to 5 p.m., Eastern Time, to service customers in person and by telephone.

         RISK MANAGEMENT. The principal credit risk to which the Company is exposed on a regular basis is to customers who fail to pay for their purchases or who fail to maintain the minimum required collateral for amounts borrowed against securities positions.

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

         INFORMATION   SYSTEMS.   Siebert's   operations  rely  heavily  on  its
information  processing  and  communications   systems.   Siebert's  system  for
processing securities transactions is highly automated. Registered representatives equipped with online computer terminals can access customer account information, obtain securities prices and related information and enter and confirm orders online.

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

         To enhance the reliability of the system and integrity of data, Siebert maintains carefully monitored backup and recovery functions. These include logging of all critical files intra-day, duplication and storage of all critical data outside of its central computer site each evening, and maintenance of facilities for backup and communications located offsite.

CAPITAL MARKETS DIVISION

         In 1991, Siebert formalized its commitment to its institutional customer base by creating a separate capital markets division (the "Capital Markets Division"). This group has served as a co-manager, selling group member or underwriter on a full spectrum of new issue offerings by municipalities, corporations and Federal agencies. The Capital Markets Division has been involved in issues from New York to California. In addition, the Capital Markets Division's distribution system is extensive.

         The two principal areas of the Capital Markets Division are investment banking and institutional equity execution services.

         INVESTMENT BANKING. Siebert offers investment banking services to corporate and municipal clients through its Capital Markets Division which participates in public offerings of equity and debt securities with institutional and individual investors.

         Siebert has participated as an underwriter for taxable and tax-exempt debt, raising capital for many types of issuers including states, counties, cities, transportation authorities, sewer and water authorities and housing and education agencies. Since it began underwriting in 1989, the firm has either senior managed or co-managed over $99 billion in municipal debt. Siebert has participated as an underwriter in several of the largest common stock offerings that have come to market, including Conrail, Allstate, PacTel Corporation, Estee Lauder and Lucent Technologies. To date, the firm has participated as an underwriter and/or selling group member in over 210 corporate offerings, including debt issuances, totaling over $137 billion.

         During 1996, Siebert formed the Siebert, Brandford, Shank division of the investment banking group to add to the former activities of Siebert's tax exempt underwriting department. This division is primarily comprised of a group of investment banking professionals who were previously employed by the 13th largest tax exempt underwriting firm in the country. The operations of the Siebert, Brandford, Shank division will shortly be moved to a newly formed entity, Siebert, Brandford, Shank & Co., L.L.C. Two individuals, Mr. Napoleon Brandford and Ms. Suzanne F. Shank, own 51% of the equity and are entitled to 51% of the net profits, after Siebert's recovery of start-up expenses, while Siebert is entitled to the balance. The group has made Siebert a more significant factor in the tax exempt underwriting area. The division is expected to enhance Siebert's government and institutional relationships as well as the breadth of products that can be made available to retail clients.

         Pending transfer to Siebert, Brandford, Shank & Co., L.L.C., the municipal bond business has been operated as a division of Siebert, utilizing the financial arrangement previously described.

         In addition to occupying a portion of Siebert's existing offices in New York, the Siebert, Brandford, Shank division operates out of offices in San Francisco, Seattle, Houston, Chicago, Detroit, Los Angeles and Dallas.

         To date, the Siebert, Brandford, Shank division has co-managed offerings of approximately $20 billion and senior managed offerings of approximately $700 million. Clients include the States of California, Texas and Washington and the Cities of New York, Chicago, Detroit and St. Louis.

         The principal sources of revenue of the Capital Markets Division are underwriting profits and management fees derived from underwriting.

         Certain risks are involved in the underwriting of securities. Underwriting syndicates agree to purchase securities at a discount from the initial public offering price. If the securities must be sold below the syndicate cost, an underwriter is exposed to losses on the securities that it has committed to purchase. In the last several years, investment banking firms have increasingly underwritten corporate and municipal offerings with fewer syndicate participants or, in some cases, without an underwriting syndicate. In such cases, the underwriter assumes a larger part or all of the risk of an underwriting transaction. Under Federal securities laws, other laws and court decisions, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered. While municipal securities are exempt from the registration requirements of the Securities Act of 1933, as amended, underwriters of municipal securities nevertheless are exposed to substantial potential liability in connection with material misstatements or omissions of fact in the offering documents prepared in connection with offerings of such securities.

         INSTITUTIONAL EQUITY EXECUTION SERVICES. The firm emphasizes personalized service, professional order handling and client satisfaction to approximately 600 institutional accounts. It utilizes up to 15 independent floor brokers that use an extensive network linked via direct "ring down" circuits. Each broker is strategically located on a major exchange which allows Siebert to execute orders in all market environments. Utilizing its clearing arrangement, Siebert has the ability to provide foreign execution and clearing services to institutional customers. Although the firm has a proprietary trading function, it does not execute customer orders against such proprietary positions because Siebert believes its client's interest in a transaction should always be placed above any other interest. The firm's institutional client list includes some of the largest pension funds, investment managers and banks across the country. The firm trades an average of 540,000 shares daily for institutional investors and for its own account.

         The Institutional Equity Execution Services department utilizes the Siebert Real-Time List Execution ("SRLX") system. The SRLX system is designed exclusively for institutional customers who employ the use of basket trading strategies in their portfolio management. This system enables the Capital Markets Division to simultaneously manage an array of baskets for multiple clients while providing real-time analysis. The SRLX system can be integrated into an existing local area network. It is built with the latest 32 bit technology to take advantage of today's Pentium(7)-based PCs running Microsoft Windows95(8) or Windows NT(9). Data integrity is assured through a private digital T1 line with built-in network redundancy.

         The SRLX system is built for institutional customers with features designed to add significant value to their trading capabilities. This system's features include: design and development by in-house professionals for reliability and speed; sophisticated graphical interface allowing exceptional control and monitoring; real-time order entry, reporting and messaging from the inter-market trading network; real-time basket analysis including average pricing and liquidity; multiple basket management from a single window; account allocation and automated report uploading; customized client reports; active intervention for large blocks or inactive stocks; and built-in fail-safe and recovery system.

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

         The Capital Markets Division maintains a practice of announcing in advance that it will contribute a portion of the net commission revenues it derives from sales of certain negotiated new issue equity, municipal and government bonds to charitable organizations. Siebert is certified as a WBE with numerous states, agencies and authorities. Siebert is the only WBE which offers both retail and institutional product distribution capabilities. It is also the largest WBE with significant minority participation. Although it has been a member of the New York Stock Exchange since 1967, new business opportunities have become available to it based upon its status as a WBE. See "Description of Business - Regulation."

COMPETITION

         Siebert encounters significant competition from full-commission and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations many of which are significantly larger and better capitalized than Siebert. The general financial success of

----------
(7)   Pentium is a trademark of the Intel Corporation.
(8)   Microsoft Windows95 is a trademark of the Microsoft Corporation.
(9)   WindowsNT is a trademark of the Microsoft Corporation.

the securities industry over the past several years has strengthened existing competitors. Siebert believes that such success will continue to attract additional competitors such as banks, insurance companies, providers of online financial and information services and others as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert believes that its main competitive advantages are quality of execution and service, responsiveness, price of services and products offered and the breadth of its product line.

         Among Siebert's principal retail competitors are Charles Schwab, Quick and Reilly, Fidelity Investments, Waterhouse Securities, Jack White & Co. and Kennedy Cabot. Siebert charges commissions generally lower than some other discount brokers including Charles Schwab, Quick & Reilly and Fidelity Investments. In investment banking, Siebert's principal competitors for business include both national and regional firms, some of whom have resources substantially greater than Siebert's.

REGULATION

         The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Siebert is registered as a broker-dealer with the SEC, the NYSE and the National Association of Securities Dealers ("NASD"). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE which is Siebert's primary regulator with respect to financial and operational compliance. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Siebert is registered as a broker-dealer in 48 states, the District of Columbia and Puerto Rico.

         The principal purpose of regulations and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including training of personnel, sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisers. The SEC, self-regulatory organizations and state securities authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders or suspension or expulsion of a broker-dealer or an investment adviser, its officers or its employees. Neither the Company nor Siebert has been the subject of any such administrative proceedings.

         As a registered broker-dealer and NASD member organization, Siebert is required by Federal law to belong to the Securities Investor Protection Corporation ("SIPC") which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. The SIPC is funded through assessments on registered broker-dealers. In addition, Siebert, through its clearing agent, has purchased from private insurers additional account protection of up to $99.5 million per customer, as defined, for customer securities positions only. Stocks, bonds, mutual funds and money market funds are considered securities and are protected on a share basis for the purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.

         Siebert is also authorized by the Municipal Securities Rulemaking Board to effect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.

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

         In 1996, voters in the State of California approved Proposition 209, a proposed statewide constitutional amendment by initiative, and the Governor issued an executive order requiring state officials to immediately implement the initiative. Proposition 209 bans preferential treatment for women and minorities in state programs. Under Proposition 209, state agencies have been ordered to end all quotas or set asides. A number of lawsuits were filed challenging the constitutionality of the proposition under the Fourteenth Amendment and the equal protection clause and a court in San Francisco issued an injunction blocking the implementation of the proposition. The Court of Appeals for the Ninth Circuit considered the appeal of the injunction blocking Proposition 209's implementation. Such Court expressly upheld Proposition 209 and the Governor responded to the decision by signing an executive order abolishing minority preferences in the awarding of state contracts. Ms. Siebert believes that, irrespective of the legal requirements, as long as there is a "sensitivity to diversity and competitive equality," opportunities will be available for qualified WBEs and MWBEs. See "Description of Business Advertising, Marketing and Promotion."

NET CAPITAL REQUIREMENTS

         As a registered broker-dealer, Siebert is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) (the "Net Capital Rule"), which has also been adopted through incorporation by reference in NYSE Rule 325. Siebert is a member firm of the NYSE and the NASD. The Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required regulatory net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies and, ultimately, may require a firm's liquidation.

         Regulatory net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges that discount the value of firm security positions to reflect the possibility of adverse changes in market value prior to disposition.

         The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to 20 business days.

         The firm falls within the provisions of Rule 240.15c3-1(a)(1)(ii) promulgated by the SEC. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the NYSE also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) At December 31, 1997 and 1996, Siebert had net capital of $9.1 million and $7.8 million, respectively, and net capital requirements of $250,000 under Regulation 240.15c3-1(a)(1)(ii). Siebert is not subject to SEC Rule 15c3-3 and claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii). The firm maintains net capital in excess of the SEC Rule 17a-11 requirement.

EMPLOYEES

         As of March 27, 1998, the Company had approximately 120 employees, all of whom were full time and four of whom were corporate officers. None of the employees are represented by a union, and the Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

        Siebert operates its business out of the following fourteen leased offices:

                                                                   Expiration
                                              Approximate            Date Of
                                            Office Area in           Current            Renewal
               Location                       Square Feet             Lease              Terms
               --------                       -----------             -----              -----
CORPORATE HEADQUARTERS, RETAIL AND
INVESTMENT BANKING OFFICE
885 Third Ave.                                  7,828 SF             4/30/03              None
New York, NY  10022


RETAIL OFFICES                                  1,000 SF             12/31/00             None
9693 Wilshire Boulevard
Beverly Hills, CA  90212

4400 North Federal Highway                      1,038 SF             2/28/02              None
Boca Raton, FL  33431

66 South Street                                 1,341 SF             8/31/98              None
Morristown, NJ  07960

400 Fifth Avenue - South                        1,008 SF             4/22/99              None
Naples, FL  33940

240A South County Road                            770 SF             10/14/00         2 year option
Palm Beach, FL  33480

9569 Harding Avenue                             1,150 SF             9/30/98              None
Surfside, FL  33154


INVESTMENT BANKING OFFICES

30 N. Lasalle Street                            1,613 SF             8/31/99              None
Chicago, IL  60602

1845 Woodall Rodgers Freeway                      224 SF             Month to             None
Dallas, TX  75201                                                     month

400 Renaissance Center                          1,500 SF             Month to             None
Detroit, MI  48243                                                    month


                                                                 Expiration
                                            Approximate            Date Of
                                          Office Area in           Current            Renewal
               Location                     Square Feet             Lease              Terms
               --------                     -----------             -----              -----

523 West 6th Street                           1,138 SF             5/16/98              None
Los Angeles, CA  90014

220 Sansome Street                            3,250 SF             2/28/00              None
San Francisco, CA  94104

601 Union Street                                325 SF             4/30/98          1 year option
Seattle, WA  98101

         The Company believes that its properties are in good condition and are suitable and adequate for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS.

         Siebert is involved in various routine lawsuits of a nature which is deemed customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Shareholders held on December 1, 1997, the shareholders voted on the following five proposals: (1) election of five members of the Board of Directors to serve until the next Annual Meeting of Shareholders; (2) ratification and approval of a Stock Option Plan approved by the Board of Directors; (3) approval of the granting of stock options to the non-employee members of the Company's Board of Directors; (4) approval of certain proposed amendments to the Company's Certificate of Incorporation; and
(5) ratification and approval of the appointment by the Board of Directors of Richard A. Eisner & Company, LLP as the Company's independent auditors for the fiscal year ended December 31, 1997. All such proposals were approved, with the following votes cast:

(1)       Election of Board of Directors

          The five members of the Board of Directors, Muriel F. Siebert, Nicholas P. Dermigny, Patricia L. Francy, Jane H. Macon and Monte E. Wetzler, were elected to serve until the 1998 Annual Meeting of Shareholders and in each case until their respective successors are elected and qualified. Each nominee for director received a minimum vote of 5,209,720 shares for, a maximum of 70 shares against and no shares abstaining.


                                                      For                Against             Abstain
                                                      ---                -------             -------

(2)     Ratification of Stock Option Plan          5,111,379              6,577              24,060

(3)     Grant of Stock Options                     5,111,413             30,600                   3

(4)     Amendments to the Certificate of
         Incorporation                             5,204,038              5,727                  25

(5)     Appointment of the Company's
         independent auditors                      5,208,566              1,221                   3

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "SIEB" on November 12, 1996. The high and low sales prices of the Common Stock reported by the Nasdaq SmallCap Market during the following periods were:


                                                           High        Low
                                                         -------      ------

      Period from November 12, 1996 to December 31, 1996 $12.000      $9.000
      First Quarter - 1997  ............................ $12.375      $9.250
      Second Quarter - 1997  ........................... $ 9.500      $9.250
      Third Quarter - 1997  ............................ $ 9.250      $5.250
      Fourth Quarter - 1997  ........................... $ 9.000      $7.500
      Period from January 1, 1998 to March 27, 1998  ... $48.250      $9.688

         The closing price of the Common Stock on March 27, 1998 on the Nasdaq SmallCap Market was $31.75 per share.

         As of March 27, 1998, there were approximately 200 holders of record and approximately 800 beneficial holders of Common Stock.

DIVIDEND POLICY

         On December 22, 1997 and March 16, 1998, dividends of $.09 per share were declared for all stockholders of record as of December 30, 1997 and March 20, 1998, respectively. Ms. Siebert, as the majority shareholder of the Company, waived her right to receive the two cash dividends declared by the Company and may from time to time waive her right to receive future cash dividends declared, if any.

         Subject to statutory and regulatory constraints, prevailing financial conditions and future earnings, the Company may pay cash dividends in the future on its Common Stock. In considering whether to pay such dividends, the Company's Board of Directors will review the earnings of the Company, its capital requirements, its economic forecasts and such other factors as are deemed relevant. Some portion of the Company's earnings will be retained to provide capital for the operation and expansion of its business.

LIMITED OFFERING OF SHARES

         In January 1997, the Company offered to "odd lot" shareholders the opportunity to round up to the closest 100 shares any holdings of an odd amount at a price of $9.375 per share. The offer expired March 21, 1997. 1,713 shares were issued pursuant to the offer.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This discussion should be read in conjunction with the Company's audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

         Statements in this "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this document as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions, fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, increases in competition within and without the discount brokerage business through broader services offerings or otherwise, competition from electronic discount brokerage firms offering greater discounts on commissions than the Company, prevalence of a flat fee environment, decline in participation in equity or municipal finance underwritings, decreased ticket volume in the discount brokerage division, limited trading opportunities, increases in expenses and changes in net capital or other regulatory requirements.

BUSINESS ENVIRONMENT

         Market conditions during 1997 reflected a continuation of the 1996 bull market characterized by record volume and record high market levels. At the same time, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company does not and also direct their executions to captive market makers. Continued competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could also limit the Company's growth or even lead to a decline in the Company's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

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

         Siebert's clearing broker has represented that its computer systems will be year 2000 operable and fully tested by December 31, 1998. The Company's own systems are presently being modified or replaced. The Company believes its cost for meeting this problem will not be material.

CURRENT DEVELOPMENTS

         During the fourth quarter of 1997, the Company, through its Siebert, Brandford, Shank division, acted as either senior manager or co-manager for a total of $3.8 billion of municipal bond offerings. In addition, the Company was appointed as senior manager for several large offerings including the Oakland State Building Authority ($158 million) and the City of North Forest Independent School District ($47 million).

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Total revenues for 1997 were $25.9 million, an increase of $1.7 million or 7.1% over 1996. Investment banking revenues, trading and interest and dividend revenues increased as compared to the prior year, however, commission and fee income decreased.

         Commission and fee income decreased $1.2 million or 6.1% to $18.9 million due to lower commissions earned per trade resulting from the increase of lower priced electronic trading, price reductions on other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of order flow fees.

         Trading profits increased $926,000 or 107% to $1,795,000 primarily due to increased activity in secondary municipal bond trading by the Siebert, Brandford, Shank division and improved trading opportunities in the principal listed bond funds trading activity.

         Interest and dividends increased $48,000 or 7.4% to $705,000 primarily due to trading strategies which generated greater dividend income.

         Investment banking revenues increased $2.0 million or 77% to $4.5 million primarily due to a whole year of tax exempt underwriting activity by the Siebert, Brandford, Shank division in 1997. This division operated for only three months of the year in 1996.

         Total expenses for 1997 were $21.2 million, a decrease of $806,000 or 3.7% over 1996. Both employee compensation and benefits and advertising and promotion decreased. All other categories of costs increased.

         Employee compensation and benefit costs decreased $1.5 million or 16% to $8.2 million primarily due to Muriel Siebert's compensation reduction, offset by a full year's worth of compensation for the Siebert, Brandford, Shank division's principals, municipal investment banking staff and commission based municipal trading personnel.

         Clearing and brokerage fees increased $90,000 or 2.0% to $4.7 million. Such costs increased due to a higher volume of tickets.

         Advertising and promotion expense decreased $514,000 or 15.7% to $2.8 million due to decreased branch and service promotion; 1996 included several one time expenses related to branch expansion and on-line trading.

         Communications expense increased $87,000 or 6.4% to $1.4 million as the client base and volume increased and more services were offered directly on-line and from activities of the investment banking staff. These increases were partially offset by telephone contract price reductions.

         Occupancy costs increased $245,000 or 61% to $649,000 principally due to a full year's worth of rent in 1997 for new retail and investment banking branch offices opened during 1996.

         Interest expense increased $128,000 or 44% to $418,000 primarily due to greater use of margin borrowings and short positions in proprietary trading activity.

         Other general and administrative expenses increased $704,000 or 30% to $3.0 million primarily due to travel and entertainment expenses related to the new municipal investment banking staff and a range of miscellaneous costs associated with increased volume.

         Current and pro forma provision for income taxes increased $1.1 million or 116% to $2.1 million while net income for 1997 was $2.6 million, an increase of $1.4 million or 116% over 1996, both proportional to a similar increase in pre-tax income.

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

         Investment banking revenues increased $1.1 million or 81% to $2.5 million due to increased participation in both equity and tax exempt underwritings over the prior year period. This resulted from providing additional resources to the development of both types of business and, from October 1, 1996, the addition of over 20 municipal investment banking professionals to form the Siebert, Brandford, Shank division engaged in tax exempt underwriting.

         Total costs and expenses for 1996 were $22.0 million, an increase of $2.2 million or 11% over 1995. All categories of costs increased except interest expense and other general and administrative expenses.

         Employee compensation and benefit costs increased $1.2 million or 14% to $9.8 million due to provisions for bonus payments and to increases in staffing to cover the trading and service needs of the retail commission business, and, in the fourth quarter, the tax exempt underwriting business. Management, staff and incentive bonuses increased $350,000 reflecting volume, improved performance and firm profitability. The balance of the increase relates primarily to an increase in average head count of 73 for 1995 to 95 for 1996, an increase of 32%. The staff increase is primarily related to the increase in retail commission business and, in the fourth quarter, the addition of the municipal investment banking professionals.

         Clearing and brokerage fees increased $336,000 or 7.9% to $4.6 million. Such costs increased substantially less than commission volume due to the effect of a new clearing cost structure that became effective in the second quarter of 1995.

         Advertising and promotion expense increased $780,000 or 31% to $3.3 million due to increased branch and service promotion (for example, the opening of the Naples office in early 1996 and the Surfside and Palm Beach offices in late 1996 and the introduction of new products such as "Siebert OnLine") and increased advertising and promotion to differentiate Siebert from other firms in an increasingly competitive environment.

         Communications expense increased $240,000 or 22% to $1.4 million as the client base and volume increased and more services were offered directly on-line.

         Occupancy costs increased $77,000 or 24% to $403,000 principally due to opening a new branch in Naples, Florida in December 1995, pre-opening and rental costs of three new retail branches in late 1996, and the new location costs for the Siebert, Brandford, Shank division for the fourth quarter of 1996.

         Interest expense declined $278,000 or 49% to $291,000 primarily due to the decreased use of equity trading strategies that involve large short positions. Dividend charges against short positions are included as part of interest expense.

         Other general and administrative expenses decreased $122,000 or 5% to $2.3 million due principally to reduced legal and consulting fees in the current year. Included in general and administrative costs for 1996 are approximately $210,000 in legal, accounting and printing costs related to the JMI merger in November 1996.

         Siebert's current and pro forma provision for income taxes increased $405,000 or 74% to $953,000 while pro forma net income for 1996 was $1.2 million, an increase of $516,000 or 74% over 1995, both proportional to a similar increase in pre-tax income.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Total revenues for 1995 were $21.0 million, an increase of $3.7 million or 21% over 1994. Commission and fee income and interest and dividend revenues increased and trading and investment banking revenues declined.

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

         Investment banking revenues decreased $139,000 or 9.1% to $1.4 million due to reduced underwriting volume generally in municipal markets and a shift from negotiated underwriting transactions to competitively bid transactions which are relatively less profitable for participants.

         Total costs and expenses for 1995 were $19.8 million, an increase of $3.0 million or 18% over 1994. All categories of costs increased except interest expense.

         Employee compensation and benefit costs increased $2.5 million or 40% to $8.6 million due to an increase in Subchapter-S compensation to Ms. Siebert of $1.76 million, an increase in contractual incentive bonus compensation of $355,000 and an increase in the bonus provision for other staff and executives of $365,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely salable in the open market. Siebert's total assets at December 31, 1997 were $17.9 million, of which $2.0 million took the form of a secured demand note. $13.1 million or 73% of total assets were highly liquid.

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 1997, Siebert's regulatory net capital was $9.1 million, $8.8 million in excess of its minimum capital requirement of $250,000.

ITEM 7.  FINANCIAL STATEMENTS.

         See index immediately following the signature page.

ITEM 8.  CHANGES IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        (a)       Identification of Directors

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

        (b)       Identification of Executive Officers

                  The executive officers of the Company are:

                  NAME                          AGE        POSITION
                  ----                          ---        --------

                  Muriel F. Siebert             65         Chair and President



                  Nicholas P. Dermigny          40         Executive Vice President and
                                                           Chief Operating Officer

                  Richard M. Feldman            36         Executive Vice President,
                                                           Chief Financial Officer and
                                                           Assistant Secretary

                  Daniel Iesu                   38         Secretary

         Certain   information   regarding  each  executive  officer's  business
experience is set forth below.

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

         NICHOLAS P. DERMIGNY has been Executive Vice President and Chief Operating Officer of Siebert since joining the firm in 1989 and the Company since November 8, 1996. Prior to 1993, he was responsible for the Retail division. Mr. Dermigny became a director of the Company on November 8, 1996.

         RICHARD M. FELDMAN has been Executive Vice President, Chief Financial Officer and Assistant Secretary of Siebert and the Company since October 20, 1997. From August 1992 to October 1997, Mr. Feldman served as Chief Financial Officer of various broker dealers, including Waterhouse Securities, Inc., a national discount brokerage firm headquartered in New

York City. Prior to these positions, Mr. Feldman worked ten years for Deloitte & Touche, a large international accounting firm. Mr. Feldman is a Certified Public Accountant.

         DANIEL IESU has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits

              The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

        (b)   Reports on Form 8-K

              None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SIEBERT FINANCIAL CORP.


                                                By:   /s/ MURIEL F. SIEBERT
                                                      ---------------------
                                                          Muriel F. Siebert
                                                          Chair and President

                                                Date:  March 30, 1998


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                                         TITLE                                DATE
          ----                                         -----                                ----

/s/ MURIEL F. SIEBERT                       Chair, President and Director               March 30, 1998
------------------------                    (principal executive officer)
    Muriel F. Siebert

/s/ NICHOLAS P. DERMIGNY                    Executive Vice President,                   March 30, 1998
------------------------                    Chief Operating Officer and
    Nicholas P. Dermigny                    Director

/s/ RICHARD M. FELDMAN                      Executive Vice President,                   March 30, 1998
------------------------                    Chief Financial Officer
    Richard M. Feldman                      and Assistant Secretary
                                            (principal financial and
                                            accounting officer)

/s/ PATRICIA L. FRANCY                      Director                                    March 30, 1998
------------------------
    Patricia L. Francy

/s/ JANE H. MACON                           Director                                    March 30, 1998
------------------------
    Jane H. Macon

/s/ MONTE E. WETZLER                        Director                                    March 30, 1998
------------------------
    Monte E. Wetzler

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Auditors                                              F-1

Consolidated Statements of Financial Condition at
  December 31, 1997 and 1996                                                F-2

Consolidated Statements of Income for each of the
  years in the three-year period ended December 31, 1997                    F-3

Consolidated Statements of Changes in Stockholders' Equity
  for each of the years in the three-year  period ended
  December 31, 1997                                                         F-4

Consolidated Statements of Cash Flows for each of the
  years in the three-year period ended December 31, 1997                    F-5

Notes to Consolidated Financial Statements                                  F-6

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Siebert Financial Corp.
New York, New York


We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and its wholly owned subsidiary as of December 31, 1997 and December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and its wholly owned subsidiary as of December 31, 1997 and December 31, 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
February 13, 1998

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           DECEMBER 31,
                                                                    -------------------------
ASSETS                                                                  1997          1996
                                                                    -----------   -----------

Cash and cash equivalents                                           $ 4,394,142   $   231,029
Cash equivalents - restricted                                         1,300,000            --
Receivable from clearing broker                                       2,134,839     1,141,439
Securities owned, at market value                                     6,564,668    10,116,248
Secured demand note receivable from affiliate                         2,000,000     2,000,000
Furniture, equipment and leasehold improvements, net                    475,553       450,254
Investment in affiliate                                                 392,000            --
Prepaid expenses and other assets                                       620,387       433,738
                                                                    -----------   -----------
                                                                    $17,881,589   $14,372,708
                                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                 $ 2,037,547   $ 1,447,143
Accounts payable and accrued liabilities                              3,171,485     2,824,000
                                                                    -----------   -----------
                                                                      5,209,032     4,271,143
                                                                    -----------   -----------
Commitments and contingent liabilities

Subordinated borrowings payable to affiliate                          3,000,000     3,000,000
                                                                    -----------   -----------
Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
  5,237,610 shares outstanding at December 31, 1997 and 5,235,897
  shares outstanding at December 31, 1996                                52,376        52,359
Additional paid-in capital                                            6,742,091     6,771,049
Retained earnings                                                     2,878,090       278,157
                                                                    -----------   -----------
                                                                      9,672,557     7,101,565
                                                                    -----------   -----------

                                                                    $17,881,589   $14,372,708
                                                                    ===========   ===========


                    See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

                                                        YEAR ENDED DECEMBER 31,
                                              ---------------------------------------
                                                  1997          1996          1995
                                              -----------   -----------   -----------
Revenues:
   Commissions and fees                       $18,879,674   $20,105,127   $15,645,334
   Investment banking                           4,487,594     2,532,795     1,396,967
   Trading profits                              1,795,104       868,823     2,608,078
   Interest and dividends                         704,911       656,434     1,389,612
                                              -----------   -----------   -----------

                                               25,867,283    24,163,179    21,039,991
                                              -----------   -----------   -----------

Expenses:
   Employee compensation and benefits           8,208,006     9,753,847     8,586,116
   Clearing fees, including floor brokerage     4,675,368     4,585,398     4,249,050
   Advertising and promotion                    2,751,755     3,265,692     2,485,426
   Communications                               1,446,817     1,359,325     1,119,189
   Occupancy                                      648,763       403,534       326,089
   Interest                                       418,405       290,465       568,326
   Other general and administrative             3,043,068     2,339,483     2,461,122
                                              -----------   -----------   -----------

                                               21,192,182    21,997,744    19,795,318
                                              -----------   -----------   -----------

Income before income taxes                      4,675,101     2,165,435            --

Provision for income taxes - current            2,057,000       201,000            --
                                              -----------   -----------   -----------

NET INCOME - HISTORICAL                       $ 2,618,101     1,964,435     1,244,673
                                              ===========

Pro forma provision for income taxes                            752,000       548,000
                                                            -----------   -----------

NET INCOME - PRO FORMA                                        1,212,435   $   696,673
                                                                          ===========

SUPPLEMENTARY PRO FORMA ADJUSTMENT:
  Effect of officer's salary reduction
    as though 1997 salary had been in
    effect in 1996                                            2,975,000
  Related income taxes                                       (1,309,000)
                                                            -----------

SUPPLEMENTARY PRO FORMA NET INCOME                          $ 2,878,435
                                                            ===========

Net income per share of common stock -
  basic and diluted:
  Historical                                  $       .50
  Pro forma                                                 $       .23   $       .13
  Supplementary pro forma                                   $       .55

WEIGHTED AVERAGE SHARES DEEMED OUTSTANDING      5,237,371     5,235,897     5,235,897


                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  COMMON STOCK
                                             -----------------------
                                               NUMBER                   ADDITIONAL
                                                 OF        $.01 PAR      PAID-IN        RETAINED
                                               SHARES        VALUE       CAPITAL        EARNINGS        TOTAL
                                             ---------   -----------   -----------    -----------    -----------
BALANCE - JANUARY 1, 1995                    5,105,000   $    51,050   $        --    $ 3,841,407    $ 3,892,457

Net income                                          --            --            --      1,244,673      1,244,673
                                             ---------   -----------   -----------    -----------    -----------

BALANCE - DECEMBER 31, 1995                  5,105,000        51,050            --      5,086,080      5,137,130
Net income as subchapter - S corporation
  January 1, 1996 - November 8, 1996                --            --            --      1,686,278      1,686,278

Transfer upon change in tax status                  --            --     6,772,358     (6,772,358)            --

Issuance of shares in connection with
  reorganization                               130,897         1,309        (1,309)            --             --

Net income as C corporation
  November 9, 1996 - December 31, 1996
                                                    --            --            --        278,157        278,157
                                             ---------   -----------   -----------    -----------    -----------

BALANCE - DECEMBER 31, 1996                  5,235,897        52,359     6,771,049        278,157      7,101,565

Net income                                          --            --            --      2,618,101      2,618,101

Issuance of shares in connection with
  offering, net of expenses                      1,713            17       (28,958)            --        (28,941)

Dividend on common stock                            --            --            --        (18,168)       (18,168)
                                             ---------   -----------   -----------    -----------    -----------

BALANCE - DECEMBER 31, 1997                  5,237,610   $    52,376   $ 6,742,091    $ 2,878,090    $ 9,672,557
                                             =========   ===========   ===========    ===========    ===========


                                  See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                               1997          1996           1995
                                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 2,618,101    $ 1,964,435    $ 1,244,673
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                           157,010        108,460         67,360
      Changes in operating assets and liabilities:
        Net decrease (increase) in securities owned, at market value        3,551,580      3,630,683     (8,006,577)
        Net change in receivable from clearing broker                        (993,400)    (6,377,785)     8,151,165
        (Increase) in prepaid expenses and other assets                      (186,649)      (292,409)        (2,097)
        Net increase (decrease) in securities sold, not yet purchased,
          at market value                                                     590,404        868,653       (994,994)
        Increase (decrease) in accounts payable and accrued
          liabilities                                                         347,485       (515,229)     1,432,940
                                                                          -----------    -----------    -----------

          Net cash provided by (used in) operating activities               6,084,531       (613,192)     1,892,470
                                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in cash equivalents-restricted                                (1,300,000)            --             --
  Purchase of furniture, equipment and leasehold improvements                (182,309)      (319,850)       (95,771)
  Investment in affiliate                                                    (392,000)            --             --
                                                                          -----------    -----------    -----------

          Net cash (used in) investing activities                          (1,874,309)      (319,850)       (95,771)
                                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Subordinated borrowings from affiliate                                           --      1,000,000             --
  Repayment of subordinated borrowings from affiliate                              --             --     (2,000,000)
  Issuance of shares, net of expenses                                         (28,941)            --             --
  Dividend on common stock                                                    (18,168)            --             --
                                                                          -----------    -----------    -----------

          Net cash (used in) provided by financing activities                 (47,109)     1,000,000     (2,000,000)
                                                                          -----------    -----------    -----------

          Net increase (decrease) in cash and cash equivalents              4,163,113         66,958       (203,301)

Cash and cash equivalents - beginning of year                                 231,029        164,071        367,372
                                                                          -----------    -----------    -----------

Cash and cash equivalents - end of year                                   $ 4,394,142    $   231,029    $   164,071
                                                                          ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for:
    Interest                                                              $   405,000    $   290,465    $   568,326
    Income taxes                                                            1,796,000        234,850        126,342

SUPPLEMENTAL INFORMATION ON NONCASH FINANCING ACTIVITIES:
   During 1995, an affiliate issued a secured demand note to the Company and the
     Company issued a subordinated note to a shareholder, both in the amount of $2,000,000.


                                   See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    ORGANIZATION AND BASIS OF PRESENTATION:

       Siebert Financial Corp. ("Financial"), through its wholly owned subsidiary, Muriel Siebert & Co., Inc. ("Siebert"), engages in the business of providing discount brokerage services for customers, investment banking services for institutional clients and trading securities for its own account.

       In accordance with a Plan and Agreement of Merger (the "Agreement") which closed on November 8, 1996 (the "Merger"), J. Michaels, Inc. ("JMI") issued 5,105,000 shares (post one-for-seven reverse split) to Muriel Siebert in exchange for all the issued and outstanding shares of Muriel Siebert Capital Markets Group, Inc., sole shareholder of Siebert. The Agreement provided that JMI liquidate all its assets other than shares of Siebert, and distribute the proceeds to the pre-merger stockholders of JMI who, by virtue of the Merger, collectively retained a 2 1/2% interest in the surviving company which has been renamed Siebert Financial Corp. The Merger has been accounted for as a reorganization of Siebert whereby Financial issued 130,897 shares of its common stock to the pre-merger stockholders of JMI. Accordingly, the financial statements for 1996 and 1995 are the historical basis financial statements of Siebert.

       The financial statements reflect the results of operations, financial condition and cash flows of Siebert and, from the date of the Merger, Financial. All significant intercompany accounts have been eliminated. Financial and Siebert collectively are referred to herein as the "Company".

[2]    SECURITY TRANSACTIONS:

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

[3]    INCOME TAXES:

       Prior to November 8, 1996, the Company was considered a subchapter-S corporation for tax purposes. Such status was terminated by virtue of the Merger. The historical financial statements do not include a provision for income taxes for the period prior to the termination of the S election. A pro forma provision for income taxes has been reflected which represents taxes which would have been provided had the Company operated as a C corporation for the entire year.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3]    INCOME TAXES  (CONTINUED):

       The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. The Company files a consolidated Federal income tax return.

[4]    FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

       Property and equipment is stated at cost and depreciation is calculated using the straight-line method over the lives of the assets, generally five years. Leasehold improvements are amortized over the period of the lease.

[5]    CASH EQUIVALENTS:

       For purposes of reporting cash flows, cash equivalents include money market funds.

[6]    ADVERTISING COSTS:

       Advertising costs are charged to expense as incurred.

[7]    USE OF ESTIMATES:

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

[8]    EARNINGS PER SHARE:

       In 1997, the Company adopted SFAS #128, "Earnings Per Share". SFAS #128 requires the reporting of earnings per basic share and earnings per diluted share. Earnings per basic share are calculated by dividing net income by the weighted average outstanding shares during the period. Earnings per diluted share are calculated by dividing net income by the basic shares and all dilutive securities including options. Adoption of SFAS #128 had no effect on prior periods.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9]    PRO FORMA AND SUPPLEMENTARY PRO FORMA DATA:

       Pro forma net income and pro forma earnings per share give effect to income taxes which would have been provided had the Company operated as a C corporation for all of 1996 and 1995.

       Supplementary pro forma net income and supplementary pro forma earnings per share give effect to the adjustment of Ms. Siebert's salary to the amount set forth in her current salary arrangement and the related tax effect.

[10]   INVESTMENT BANKING:

       Investment banking revenues include gains and fees, net of syndicate expenses, arising primarily from municipal bond offerings in which the Siebert, Brandford, Shank ("SBS") division of Siebert acts as an underwriter or agent. Investment banking management fees are recorded on offering date, sales concessions on settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

[11]   CASH EQUIVALENTS - RESTRICTED:

       Cash equivalents - restricted represents cash invested in a money market account which is pledged as collateral for a secured demand note in the amount of $1,200,000 executed in favor of Siebert, Brandford, Shank & Co., L.L.C., an affiliated registered broker dealer.


NOTE B - INVESTMENT IN AFFILIATE

In March 1997, Siebert and two individuals (the "Principals") formed Siebert, Brandford, Shank & Co., L.L.C. to succeed to the tax exempt underwriting business of the SBS division of Siebert when regulatory requirements have been met. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert. Losses incurred in the amount of approximately $601,000 through March 10, 1997 are to be recouped by Siebert prior to any profit allocation to the Principals. Siebert invested $392,000 as its share of the members' capital of Siebert, Brandford, Shank & Co., L.L.C. Siebert operated the SBS division business during 1997 in accordance with the terms of the agreements with the Principals.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE C - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated borrowings at December 31, 1997 are payable to an affiliate and consist of the following:

                                                                                             DECEMBER 31,
                                                                                   -------------------------------
                                                                                         1997             1996
                                                                                   --------------   --------------
            Secured demand note collateral agreement, 4%, due
               December 31, 1999                                                   $    2,000,000   $    2,000,000
            Subordinated note, 8%, due January 31, 1999                                   500,000          500,000
            Subordinated note, 8%, due October 31, 1999                                   500,000          500,000
                                                                                   --------------   --------------

                                                                                   $    3,000,000   $    3,000,000
                                                                                   ==============   ==============

The long-term borrowings are automatically renewed for a period of one year if notice of demand for payment is not given thirteen months prior to maturity.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule. To the extent that such borrowings are required for Siebert's continued compliance with minimum net capital requirements, they may not be repaid.

Interest paid on subordinated borrowings was approximately $160,000, $123,000 and $160,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The secured demand note receivable of $2,000,000 at December 31, 1997 and 1996 is collateralized by marketable securities with a market value of approximately $2,446,000 and $2,363,000, respectively.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE D - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

                                                                                   DECEMBER 31,
                                                                          ----------------------------
                                                                               1997            1996
                                                                          ------------    ------------
           Equipment                                                      $    638,534    $    569,471
           Leasehold improvements                                              128,655          70,576
           Furniture and fixtures                                               84,468          61,539
                                                                          ------------    ------------

                                                                               851,657         701,586

           Less accumulated depreciation and amortization                      376,104         251,332
                                                                          ------------    ------------

                                                                          $    475,553    $    450,254
                                                                          ============    ============

Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $157,000, $108,000 and $67,000, respectively.


NOTE E - INCOME TAXES

Income tax expense (pro forma for periods prior to November 8, 1996) consists of the following:

                                                                                YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                           1997           1996            1995
                                                                     --------------  -------------  --------------
          Federal income tax                                         $    1,360,000  $     624,000  $      359,000
          State and local income tax                                        697,000        329,000         189,000
                                                                     --------------  -------------  --------------

          Income tax expense                                         $    2,057,000  $     953,000  $      548,000
                                                                     ==============  =============  ==============

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE E - INCOME TAXES  (CONTINUED)

A reconciliation between the income tax expense (pro forma for periods prior to November 8, 1996) and income taxes computed by applying the statutory Federal income tax rate to income before taxes is as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------
                                                                               1997           1996           1995
                                                                         --------------  -------------  --------------
Expected income tax provision at statutory Federal tax rate              $    1,590,000  $     736,000  $      423,000
State and local taxes, net of Federal tax effect                                467,000        217,000         125,000
                                                                         --------------  -------------  --------------

Income tax expense                                                       $    2,057,000  $     953,000  $      548,000
                                                                         ==============  =============  ==============

There are no significant temporary differences which give rise to deferred tax assets or liabilities at December 31, 1997 and 1996.


NOTE F - STOCKHOLDERS' EQUITY

Siebert is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) At December 31, 1997 and 1996, Siebert had net capital of approximately $9,052,000 and $7,754,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

In an offering completed on March 21, 1997, the Company offered to its shareholders with "odd lots" the opportunity to "round up" their shares to the next nearest 100 shares. 1,713 shares were issued with proceeds to the Company of approximately $16,000. Costs related to the offering approximated $45,000.

On December 22, 1997 the Company declared a quarterly dividend of $.09 per share. The principal shareholder waived her right to receive her portion of the dividend.

On February 13, 1998 the Company announced that in order to comply with the rules of The Nasdaq Stock Market, Inc. relating to listings on the SmallCap Market, it will split its stock 4 for 1 in April 1998.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE G - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
         CONCENTRATIONS OF CREDIT RISK

In the normal course of business, Siebert enters into transactions in various financial instruments with off-balance sheet risk. This risk includes both market and credit risk, which may be in excess of the amounts recognized in the statement of financial condition.

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

Siebert is exposed to the risk of loss on unsettled customer transactions in the event customers and other counterparties are unable to fulfill contractual obligations. Securities transactions entered into as of December 31, 1997 settled with no adverse effect on Siebert's financial condition.


NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES

The Company rents office space under long-term operating leases expiring in various periods through 2003. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum rental payments for base rent plus operating expenses under these operating leases are as follows:

                   YEAR ENDING
                   DECEMBER 31,                                       AMOUNT
                   ------------                                    ------------
                      1998                                         $    362,000
                      1999                                              356,000
                      2000                                              343,000
                      2001                                              325,000
                      2002                                              307,000
                      Thereafter                                        103,000
                                                                   ------------
                                                                   $  1,796,000
                                                                   ============

Rent expense, including escalations for operating costs, amounted to approximately $424,000, $360,000 and $289,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Payments are being charged to expense over the entire lease term on a straight-line basis.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES  (CONTINUED)

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 1997, 1996 and 1995.

Siebert executed a demand note payable in favor of SBS in the amount of $1,200,000 collaterized by approximately $1,300,000 of cash equivalents which are reported as cash equivalents - restricted. This obligation is not included in the Company's statement of financial condition.


NOTE I - OPTIONS

In 1997, the shareholders of the Company approved the 1997 Stock Option Plan (the "Plan"). The Plan authorizes the grant of options to purchase up to an aggregate of 525,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code, as amended, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan which has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall generally be not less than the fair market value on the date of grant. No option may be granted under the Plan after December 2007.

On March 11, 1997, the Company granted to non-employee directors options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $9.25 per share. The directors' options are exercisable six months from the date of grant and expire five years from the date of grant. On May 16, 1997, pursuant to the Plan, the Company granted options to certain of its employees to purchase 199,750 shares of the Company's Common Stock at an exercise price of $9.25 per share. On November 6, 1997, pursuant to the Plan, the Company granted options to an employee to purchase 10,000 shares of the Company's Common Stock at an exercise price of $8.875 per share. All such employee options vest 20% per year for five years and expire ten years from the date of grant. No employee options are currently exercisable.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE I - OPTIONS  (CONTINUED)

A summary of the Company's stock option transactions for the year ended December 31, 1997 is presented below:

                                                          1997
                                                 ---------------------
                                                              WEIGHTED
                                                              AVERAGE
                                                              EXERCISE
                                                  SHARES       PRICE
                                                 --------    ---------

Outstanding - beginning of year
Granted                                           239,750    $    9.23
Forfeited                                          (8,450)   $    9.25
                                                  -------

Outstanding - end of year                         231,300    $    9.23
                                                  =======

Exercisable at end of year                         30,000    $    9.25

Weighted average fair value of options granted               $    4.70

The following table summarizes information related to options outstanding at December 31, 1997:

                                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                            -------------------------------------------------------    -----------------------------
                                                 WEIGHTED-AVERAGE       WEIGHTED-                        WEIGHTED-
            RANGE             NUMBER                REMAINING            AVERAGE          NUMBER          AVERAGE
       EXERCISE PRICES      OUTSTANDING          CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
       ---------------      -----------          ----------------    --------------    -----------    --------------
        $        9.25         221,300               8.68 Years            $9.25           30,000          $9.25
        $        8.88          10,000               9.85 Years            $8.88                -              -
                             --------                                                     ------

        $8.88 - $9.25         231,300               8.73 Years            $9.23           30,000          $9.25
                             ========                                                     ======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero (0%) percent, expected volatility of twenty-five (25%) percent, risk-free interest rates ranging from 6.21% to 6.43%, and expected lives ranging from 5 to 10 years.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE I - OPTIONS  (CONTINUED)

The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. The effect of applying SFAS No. 123 on 1997 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things, (1) the vesting period of stock options and (2) the fair value of additional stock options in future years. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards, the Company's net income and earnings per share would have reduced to the pro forma amounts indicated below.

                                                                 1997
                                                            ------------
          Net Income                     As reported        $  2,618,101
                                         Pro forma          $  2,439,101

          Net Income Per Share           As reported        $        .50
                                         Pro forma          $        .47


NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company believes that the above pronouncements will not have a significant effect on its financial position or results of operations.

                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY

                                  EXHIBIT INDEX



            EXHIBIT NO.                 DESCRIPTION OF DOCUMENT
          --------------    ---------------------------------------------------
                3.1         Certificate of Incorporation of Siebert Financial
                            Corp., formerly known as J. Michaels, Inc., originally filed on April 9, 1934, as amended to date

                10.1        Siebert Financial Corp. 1998 Restricted Stock Award
                            Plan

                21.1        Subsidiaries of the registrant

                23.1        Consent of Independent Auditors

                27.1        Financial Data Schedule (EDGAR filing only)