Form 10KSB/A
period 1997-12-31
SIEBERT FINANCIAL CORP
filed 1998-04-30
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A1

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

         State issuer's revenues for its most recent fiscal year. $25,867,283
                                                                 ---------------

As of April 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,575,000 based on the closing price of the Common Stock on the Nasdaq SmallCap Market on that date.

As of April 27, 1998, there were 20,993,640 shares of Common Stock outstanding.

                                EXPLANATORY NOTE

This Form 10-KSB/A1 is being filed by Siebert Financial Corp., a New York corporation (the "Company"), as an amendment to its Annual Report on Form 10-KSB for the year ended December 31, 1997, filed March 31, 1998, to include certain additional information into items 9,10,11 and 12 of Part III of such Form that was previously proposed to be incorporated by reference into Siebert Financial Corp.'s definitive proxy statement for its 1998 annual meeting of shareholders to be filed by the registrant pursuant to Regulation 14A.

The financial and other information contained in Part III herein with respect to the Company has been adjusted where applicable to give effect to the 4 for 1 stock split effective April 7, 1998.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         (a)    Identification of Directors

                The directors of the Company are:

                Name                            Age        Position
                ----                            ---        --------

                Muriel F. Siebert               65         Chair, President and Director

                Nicholas P. Dermigny            40         Executive Vice President,
                                                           Chief Operating Officer and
                                                           Director

                Patricia L. Francy              53         Director

                Jane H. Macon                   51         Director

                Monte E. Wetzler                61         Director

         Certain information regarding each director's business experience is set forth below.

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

         NICHOLAS P. DERMIGNY has been Executive Vice President and Chief Operating Officer of Siebert since joining the firm in 1989 and the Company since November 8, 1996. Prior to 1993, he was responsible for the retail division of the Company. Mr. Dermigny became a director of the Company on November 8, 1996.

         PATRICIA L. FRANCY is Treasurer and Controller of Columbia University. She previously served as the University's Director of Finance and Director of Budget Operations and has been associated with the University since 1969. Ms. Francy became a director of the Company on March 11, 1997.

         JANE H. MACON is a partner with the law firm of Fulbright & Jaworski L.L.P., San Antonio, Texas. Ms. Macon has been associated with the firm since 1983. Ms. Macon became a director of the Company on November 8, 1996.

         MONTE E. WETZLER is a partner with the New York law firm of Brown Raysman Millstein Felder & Steiner, LLP and chairman of its corporate department. From 1988 until October 31, 1996, Mr. Wetzler was a partner with the New York law firm of Whitman Breed Abbott & Morgan, chairman of its corporate department and a member of its executive committee. Mr. Wetzler became a director of the Company on November 8, 1996.

         The Board of Directors has standing Audit and Compensation Committees consisting of Ms. Francy, Ms. Macon and Mr. Wetzler with Ms. Siebert serving as a non-voting member.

         Directors are elected by the shareholders at each annual meeting or, in the case of a vacancy, appointed by the directors then in office, to serve until the next annual meeting or until their successors are elected and qualified. Pursuant to the Company's bylaws, its officers are chosen annually by the Board of Directors and hold office until their respective successors are chosen and qualified.


ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION OF THE COMPANY

         The following table sets forth certain information with respect to compensation awarded to, earned by or paid to (a) the Company's Chief Executive Officer and (b) each of the four most highly compensated executive officers of the Company as of the 1997 year end (other than the Chief Executive Officer) whose total annual salary and bonus exceeded $100,000, in each case for the preceding three fiscal years. In 1997, 1996 and 1995, there were only two such persons.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position       Year              Salary ($)         Bonus($)
---------------------------       ----              ----------         --------

Muriel F. Siebert                 1997               $ 150,000      $        --
Chair and President               1996                 150,000        2,975,000
                                  1995                 108,000        3,017,000

Nicholas P. Dermigny              1997                 125,000          187,500
Executive Vice President          1996                 125,000          205,000
and Chief Operating Officer       1995                 125,000          175,000

Daniel Iesu                       1997                  50,000           65,000
Secretary                         1996                  50,000           53,250
                                  1995                  47,692           42,500

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company or its subsidiaries are paid a fee at an annual rate of $10,000. On March 11, 1997, each of the non-employee directors of the Company received an option to purchase 40,000 shares of Common Stock at an exercise price of $2.313 per share expiring on the fifth anniversary of the date of grant. Officers and employees of the Company or its subsidiaries receive no remuneration for their services as directors. The Company indemnifies its directors to the extent permitted by applicable law.

STOCK OPTION PLAN

         The Company's 1997 Stock Option Plan (the "Stock Option Plan") was adopted by the Board of Directors in March 1997 and approved by the shareholders on December 1, 1997. The Stock Option Plan permits the issuance of either options intended to qualify as incentive stock options ("Incentive Stock Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options not intended to so qualify ("Nonstatutory Stock Options"). The aggregate fair market value of Common Stock for which a participant is granted Incentive Stock Options that first become exercisable during any given calendar year will be limited to $100,000. To the extent such limitation is exceeded, an option will be treated as a Nonstatutory Stock Option.

         The Stock Option Plan provides for the grant of options to purchase up to 2,100,000 shares of Common Stock to employees of the Company and its subsidiaries. The Stock Option Plan is administered by a committee of the Board of Directors consisting of Patricia L. Francy, Jane H. Macon and Monte E. Wetzler (the "Committee") that selects persons to receive awards under the Stock Option Plan, determines the amount of each award and the terms and conditions governing such award, interprets the Stock Option Plan and any awards granted thereunder, establishes rules and regulations for the administration of the Stock Option Plan and takes any other action necessary or desirable for the administration of the Stock Option Plan. The Stock Option Plan may be amended by the Board of Directors as it deems advisable; PROVIDED, HOWEVER, that no amendment will become effective unless approved by affirmative vote of the Company's shareholders if such approval is necessary for the continued validity of the Stock Option Plan or if the failure to obtain such approval would adversely affect the compliance of the Stock Option Plan under any applicable rule or regulation. No amendment may, without the consent of a participant, impair such participant's rights under any option previously granted under the Stock Option Plan.

         The price for which shares of Common Stock may be purchased upon the exercise of an option will be the fair market value of such shares on the date of the grant of such option; PROVIDED, HOWEVER, that an Incentive Stock Option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall have a purchase price for the underlying shares equal to 110% of the fair market value of the Common Stock on the date of grant. An option may be granted for a term not to exceed ten years from the date such option is granted. An Incentive Stock Option awarded to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not, in any event, be exercisable after the expiration of five years from the date such Incentive Stock Option is granted. All options will be exercisable in accordance with the terms and conditions set forth in the option agreements evidencing the grant of such options. Except under limited circumstances involving termination of employment due to retirement or death or disability, a participant may not exercise any option granted under the Stock Option Plan within the first year after the date of the grant of such option.

         Full payment of the purchase price for shares of Common Stock purchased upon the exercise, in whole or in part, of an option granted under the Stock Option Plan must be made at the time of such exercise. The Stock Option Plan provides that the purchase price may be paid in cash or in shares of Common Stock valued at their fair market value on the date of purchase. Alternatively, an option may be exercised in whole or in part by delivering a properly executed exercise notice, together with irrevocable instructions to a broker to deliver promptly to the Company the amount of sale or loan proceeds necessary to pay the purchase price and applicable withholding taxes, and any other documents that the Committee deems necessary.

         During a participant's lifetime, options granted under the Stock Option Plan will be exercisable only by such participant. Furthermore, any options granted under the Stock Option Plan may not be transferred, other than by will or by the laws of descent and distribution. Notwithstanding the foregoing, a participant may transfer a Nonstatutory Stock Option granted under the Stock Option Plan to his or her spouse, children and/or grandchildren, or to one or more trusts for the benefit of such family members, if the agreement evidencing such option so provides and the participant does not receive any consideration for the transfer.

         On May 16, 1997, the Company granted options to certain of its employees at an exercise price of $2.313 per share, including options to purchase 200,000 shares of Common Stock to its Executive Vice President and Chief Operating Officer and 60,000 shares of Common Stock to its Secretary. On November 6, 1997, the Company granted options to purchase 40,000 shares of Common Stock to its Executive Vice President and Chief Financial Officer at an exercise price of $2.219 per share. On February 9, 1998, the Company granted options to certain of its employees at an exercise price of $2.688 per share, including options to purchase 40,000 shares of Common Stock to its Executive Vice President and Chief Operating Officer and 8,000 shares of Common Stock to its Executive Vice President and Chief Financial Officer and 8,000 shares of Common Stock to its Secretary. All such options are exercisable at a rate of 20% on the first, second, third, fourth and fifth anniversaries of the date of grant and expire after the tenth anniversary of the date of grant; options to purchase an aggregate of approximately 792,400 shares of Common Stock are currently outstanding and held by 37 employees. Details of such grants are summarized below:


--------------------------------------------------------------------------------------------------
                                           1997 STOCK OPTION PLAN
--------------------------------------------------------------------------------------------------
Name and Position                                          Fair Value ($)(1)       Number of Units
--------------------------------------------------------------------------------------------------
Muriel F. Siebert, Chair and President                               0                           0
--------------------------------------------------------------------------------------------------
Nicholas P. Dermigny, Executive                                287,200                     240,000
Vice President and Chief Operating Officer
--------------------------------------------------------------------------------------------------
Richard M. Feldman, Executive                                   55,440                      48,000
Vice President, Chief Financial Officer and Assistant
Secretary
--------------------------------------------------------------------------------------------------
Daniel Iesu, Secretary                                          82,040                      68,000
--------------------------------------------------------------------------------------------------
Executive Group (4 persons)                                    624,680                     356,000
--------------------------------------------------------------------------------------------------
Patricia L. Francy                                                   0                           0
--------------------------------------------------------------------------------------------------
Jane H. Macon                                                        0                           0
--------------------------------------------------------------------------------------------------
Monte E. Wetzler                                                     0                           0
--------------------------------------------------------------------------------------------------
Non-Executive Director Group (3 persons)                             0                           0
--------------------------------------------------------------------------------------------------
Non-Executive Officer Employee                                 643,782                     523,400
Group (approximately 35 persons)
--------------------------------------------------------------------------------------------------

RESTRICTED STOCK AWARD PLAN

         The 1998 Restricted Stock Award Plan (the "Plan"), provides for awards of not more than 15,000 shares of Common Stock, subject to adjustments for stock splits, stock dividends and other changes in the Company's capitalization, to key employees, to be issued either immediately after the award or at a future date. As a result of the 4 for 1 stock split in April 1998, the 15,000 shares of Common Stock provided for in the Plan has been adjusted to 60,000 shares. As provided in the Plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by the Company for the benefit of the recipients, subject to the same restrictions as the award. Such dividends (without interest) are paid to the recipients upon lapse of the restrictions.

         Pursuant to the Plan, 400 shares of the Company's Common Stock was awarded to each of 110 employees of the Company, effective January 5, 1998. Additional awards of 400 shares were granted to each of three individuals, effective February 20, 1998. For shares that have been issued, the market value at the date of the awards was $2.25 and $5.75, respectively.


----------------------
(1) The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yields ranging from 0% to 3.3% percent, expected volatility ranging from 25% to 39% percent, risk-free interest rates ranging from 6.20% to 6.43%, and expected lives ranging from 5 to 10 years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 27, 1998, certain information with respect to beneficial ownership of the Common Stock by each person (or group of affiliated persons) who is known to the Company to own beneficially more than 5% of the Common Stock, by each of the Company's directors and executive officers and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common stock shown as beneficially owned by them.


Name                                        Shares            Percentage(1)
----                                        ------            ----------

Muriel F. Siebert                        20,212,000             96.3%(2)
885 Third Avenue, Suite 1720
New York, New York 10022

Nicholas P. Dermigny                            400               *
Richard M. Feldman                              400               *
Daniel Iesu                                     400               *
Patricia L. Francy                           40,000(3)            *
Jane H. Macon                                40,000(3)            *
Monte E. Wetzler                             40,000(3)            *
Directors and executive officers         20,333,200(4)          96.9%
  as a group (7 persons)

----------------

*  Less than 1%

(1) Percentages computed on the basis of 20,993,640 shares of Common Stock outstanding as of April 27, 1998 in accordance with Rule 13d-3 promulgated under the Exchange Act.

(2) Includes 222,000 shares of Common Stock owned by the Muriel F. Siebert Foundation, Inc. as to which shares Ms. Siebert has voting and investment power.

(3) Consists of 40,000 shares of Common Stock which the director has the right to acquire pursuant to a stock option grant.

(4) Includes options to purchase an aggregate of 120,000 shares of Common Stock described in footnote 3 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         As a registered broker-dealer, the Company is subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC. "Net capital" is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions. Ms. Siebert has executed subordinated notes in favor of the Company in the principal amount of $3 million which bear interest at rates ranging from 4% to 8%.

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

                                       SIEBERT FINANCIAL CORP.


                                       By: /s/ MURIEL F. SIEBERT
                                           ------------------------------
                                               Muriel F. Siebert
                                               Chair and President
                                               (principal executive officer)

                                       Date:  April 29, 1998



                                       By: /s/ RICHARD M. FELDMAN
                                           ------------------------------
                                               Richard M. Feldman
                                               Executive Vice President
                                               Chief Financial Officer and
                                               Assistant Secretary
                                               (principal financial and
                                               accounting officer)

                                       Date:  April 29, 1998