Form 10QSB
period 1998-03-31
SIEBERT FINANCIAL CORP
filed 1998-05-15
CIK 65596

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 1998
                                    --------------------------------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from______________________to_____________________

     Commission File Number   0-5703
                            ----------------------------------------------------

                            SIEBERT FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

NEW YORK                                                 11-1796714
-------------------------------              -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                     885 THIRD AVENUE, NEW YORK, NY 10022
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 644-2400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]   Yes   [ ]  No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ]   Yes   [ ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 8, 1998, THERE WERE 20,993,640 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.

     Transitional Small Business Disclosure Format (check one):

[ ]   Yes   [X]  No

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
MARCH 31, 1998
(UNAUDITED)

ASSETS

Cash and cash equivalents                                       $      3,808,287
Cash equivalents - restricted                                          1,300,000
Securities owned, at market value                                     11,125,733
Secured demand note receivable from affiliate                          2,000,000
Furniture, equipment and leasehold improvements, net                     548,065
Investment in affiliate                                                  392,000
Prepaid expenses and other assets                                        825,260
                                                                ----------------

                                                                $     19,999,345
                                                                ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value             $        382,018
Payable to clearing broker                                             2,332,531
Accounts payable and accrued liabilities                               3,801,810
                                                                ----------------

                                                                       6,516,359
                                                                ----------------

Commitments and contingent liabilities

Subordinated borrowings payable to affiliate                           3,000,000
                                                                ----------------

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
   20,993,640 shares outstanding                                         209,936
Additional paid-in capital                                             6,609,182
Retained earnings                                                      3,663,868
                                                                ----------------

                                                                      10,482,986
                                                                ----------------
                                                                $     19,999,345
                                                                ================






                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                       ---------------------------------
                                                                             1998             1997
                                                                       ---------------  ----------------
Revenues:
   Commissions and fees                                                $     4,595,905  $      4,744,439
   Investment banking                                                        1,492,555           287,049
   Trading profits                                                             339,064           511,254
   Interest and dividends                                                      163,408           136,502
                                                                       ---------------  ----------------

                                                                             6,590,932         5,679,244
                                                                       ---------------  ----------------

Expenses:
   Employee compensation and benefits                                        2,348,562         1,821,896
   Clearing fees, including floor brokerage                                  1,064,941         1,132,850
   Advertising and promotion                                                   449,669           901,086
   Communications                                                              409,256           432,162
   Occupancy                                                                   196,011           162,755
   Interest                                                                    100,051            92,075
   Other general and administrative                                            781,524           705,937
                                                                       ---------------  ----------------

                                                                             5,350,014         5,248,761
                                                                       ---------------  ----------------

Income before income taxes                                                   1,240,918           430,483

Provision for income taxes                                                     436,000           182,000
                                                                       ---------------  ----------------

Net income                                                             $       804,918  $        248,483
                                                                       ===============  ================

Net income per share of common stock - basic and
diluted                                                                $          0.04  $           0.01

Weighted average shares outstanding - basic                                 20,992,018        20,945,940

Weighted average shares outstanding - diluted                               21,608,615        20,945,940


                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           --------------------------
                                                                              1998            1997
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   804,918    $   248,483
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                           38,822         37,996
        Noncash compensation                                                    24,651             --
        Changes in operating assets and liabilities:
           Net (increase) decrease in securities owned, at market value     (4,561,065)       786,238
           Net change in receivable from clearing broker                     4,467,370      4,117,804
           (Increase) in prepaid expenses and other assets                    (204,873)       (86,488)
           Net (decrease) in securities sold, not yet purchased,
             at market value                                                (1,655,529)      (964,588)
           Increase (decrease) in accounts payable and accrued
             liabilities                                                       630,325       (296,829)
                                                                           -----------    -----------

             Net cash (used in) provided by operating activities              (455,381)     3,842,616
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture, equipment and leasehold improvements                (111,334)       (76,533)
   Investment in affiliate                                                          --       (392,000)
                                                                           -----------    -----------

             Net cash (used in) investing activities                          (111,334)      (468,533)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividend on common stock                                                    (19,140)            --
   Issuance of shares, net of expenses                                              --        (28,941)
                                                                           -----------    -----------

             Net cash (used in) financing activities                           (19,140)       (28,941)
                                                                           -----------    -----------

             Net (decrease) increase in cash and cash equivalents             (585,855)     3,345,142

Cash and cash equivalents - beginning of period                              4,394,142        231,029
                                                                           -----------    -----------

Cash and cash equivalents - end of period                                  $ 3,808,287    $ 3,576,171
                                                                           ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for:
      Interest                                                             $   100,051    $    92,075
      Income taxes                                                             337,290         50,075


                            See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998
(UNAUDITED)

 1.    ORGANIZATION AND BASIS OF PRESENTATION:


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

       The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for a full year.

 2.    NET CAPITAL:

       Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) At March 31, 1998, Siebert had net capital of approximately $8,967,000 as compared with net capital requirements of $250,000.

 3.    STOCK SPLIT:

       On April 7, 1998, the Company split its stock 4 for 1 in order to comply with the rules of The Nasdaq Stock Market, Inc. relating to listings on the Nasdaq SmallCap Market. All share and per share data contained herein have been retroactively adjusted to reflect this stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

         Statements in this "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this document as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions, fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, increases in competition within and without the discount brokerage business through broader services offerings or otherwise, competition from electronic discount brokerage firms offering greater discounts on commissions than the Company, prevalence of a flat fee environment, decline in participation in equity or municipal finance underwritings, decreased ticket volume in the discount brokerage division, limited trading opportunities, increases in expenses and changes in net capital or other regulatory requirements.

BUSINESS ENVIRONMENT

         Market conditions during the first three months of 1998 reflected a continuation of the 1997 bull market characterized by record volume and record high market levels. At the same time, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company does not and also direct their executions to captive market makers. Continued competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could also limit the Company's growth or even lead to a decline in the Company's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

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

CURRENT DEVELOPMENTS

         During the first three months of 1998, the Company, through its Siebert, Brandford, Shank division, acted as either senior manager or co-manager for a total of over $6.1 billion of municipal bond offerings. In addition, the Company was appointed as senior manager for several large planned offerings including Detroit Metro Wayne County Airport ($1 billion). There is no assurance that such offerings will occur as planned.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Total revenues for the first three months of 1998 were $6.6 million, an increase of $912,000 or 16% over the same period in 1997. Investment banking and interest and dividend revenues increased as compared to the prior year, however, commission and fee income and trading profits decreased.

         Commission and fee income decreased $149,000 or 3.1% to $4.6 million due to lower commissions earned per trade resulting from the increase of lower-priced electronic trading, price reductions on other related services caused by increased competition from ultra low cost, flat fee brokers and a reduction of order flow fees.

         Investment banking revenues increased $1.2 million or 420% to $1.5 million primarily due to the increased tax exempt underwriting activity by the Siebert, Brandford, Shank division in 1998. This division had minimal operations for the first three months of 1997, since it only began operations in late 1996.

         Trading profits decreased $172,000 or 34% to $339,000 primarily due to reduced income opportunities in trading of listed bond funds, the firm's principal trading activity.

         Interest and dividends increased $27,000 or 20% to $163,000 primarily due to trading strategies which generated lower dividend income.

         Total expenses for the first three months of 1998 were $5.3 million, an increase of $101,000 or 1.9% over the same period in 1997. Employee compensation and benefits, occupancy, interest and other general and administrative costs increased and all other expenses decreased.

         Employee compensation and benefit costs increased $527,000 or 29% to $2.3 million primarily due to commissions paid to the Siebert, Brandford, Shank division's sales personnel resulting from increased tax exempt underwriting activity.

         Clearing and floor brokerage fees decreased $68,000 or 6.0% to $1.1 million. Such costs decreased primarily due to a one-time rebate from the clearing broker.

         Advertising and promotion expense decreased $451,000 or 50% to $450,000 due to decreased branch and service promotion.

         Communications expense decreased $23,000 or 5.3% to $409,000 primarily due to telephone contract price reductions.

         Occupancy costs increased $33,000 or 20% to $196,000 principally due to a lease extension option cancellation fee paid during 1998.

         Interest expense increased $8,000 or 8.7% to $100,000 primarily due to greater use of margin borrowings and short positions in proprietary trading activity.

         Other general and administrative expenses increased $76,000 or 11% to $781,000 primarily due to increased business development expenses related to the municipal investment banking staff.

         Provision for income taxes increased $254,000 or 140% to $436,000 primarily due to an increase in net income before tax in the first quarter of 1998 of $810,000 or 188% to $1.3 million over the same period in 1997, partially offset by a refund of local taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely salable in the open market. Siebert's total assets at March 31, 1998 were $20 million, of which $2 million took the form of a secured demand note. $15 million or 75% of total assets were highly liquid. The Company has filed a Registration Statement with the Securities and Exchange Commission covering shares of its Common Stock. The Company intends to file an Amendment to the Registration Statement to change the form of the offering to a discounted rights offering to stockholders of the Company. The controlling stockholder of the Company has indicated that she intends to waive the receipt of any such rights. There can be no assurance that any such offering will be successfully consummated.

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 1998, Siebert's regulatory net capital was $9.0 million, $8.7 million in excess of its minimum capital requirement of $250,000.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits
             27 - Financial Data Schedule (Edgar Filing Only)

        (b)  Reports on Form 8-K.
             None



                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SIEBERT FINANCIAL CORP.


                                       By:   /s/ MURIEL F. SIEBERT
                                             ---------------------
                                                 Muriel F. Siebert
                                                 Chair and President
                                                 (principal executive officer)

                                       Date:  May 14, 1998




                                       By:   /s/  RICHARD M. FELDMAN
                                             -----------------------
                                                  Richard M. Feldman
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Assistant Secretary
                                                  (principal financial and
                                                  accounting officer)

                                       Date: May 14, 1998