Form 10QSB
period 1998-06-30
SIEBERT FINANCIAL CORP
filed 1998-07-30
CIK 65596

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended JUNE 30, 1998
                                    --------------------------------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ___________________ to _____________________

     Commission file number  0-5703
                           -----------------------------------------------------

                             SIEBERT FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           NEW YORK                                             11-1796714
--------------------------------                           ---------------------
(State or Other Jurisdiction of                               (I.R.S.Employer
 Incorporation or Organization)                              Identification No.)

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

Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

         Check whether registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF JULY 28, 1998 THERE WERE 20,996,440 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.

         Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
JUNE 30, 1998
(UNAUDITED)

ASSETS

Cash and cash equivalents                                            $ 3,223,375
Cash equivalents - restricted                                          1,300,000
Receivable from broker-dealers                                           890,047
Securities owned, at market value                                     11,049,141
Secured demand note receivable from affiliate                          2,000,000
Furniture, equipment and leasehold improvements, net                     563,538
Investment in affiliate                                                3,392,000
Prepaid expenses and other assets                                        607,548
                                                                     -----------

                                                                     $23,025,649
                                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                  $ 2,091,406
Payable to clearing broker                                             2,567,764
Accounts payable and accrued liabilities                               3,515,722
                                                                     -----------

                                                                       8,174,892
                                                                     -----------

Commitments and contingent liabilities

Subordinated borrowings payable to affiliate                           3,000,000
                                                                     -----------

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
   20,996,440 shares outstanding                                         209,964
Additional paid-in capital                                             6,643,264
Retained earnings                                                      4,997,529
                                                                     -----------

                                                                      11,850,757
                                                                     -----------

                                                                     $23,025,649
                                                                     ===========



                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                -------------------------   -------------------------
                                                    1998         1997          1998           1997
                                                -----------   -----------   -----------   -----------
Revenues:
   Commissions and fees                         $ 4,705,441   $ 4,350,814   $ 9,301,346   $ 9,095,253
   Investment banking                             1,473,171     1,061,811     2,965,726     1,348,860
   Trading profits                                  428,377       671,966       767,441     1,183,220
   Interest and dividends                           154,484       147,335       317,892       283,837
                                                -----------   -----------   -----------   -----------

                                                  6,761,473     6,231,926    13,352,405    11,911,170
                                                -----------   -----------   -----------   -----------

Expenses:
   Employee compensation and benefits             2,304,063     1,984,640     4,652,625     3,806,536
   Clearing fees, including floor brokerage         295,848     1,039,429     1,360,789     2,172,279
   Advertising and promotion                        309,475       638,094       759,144     1,539,180
   Communications                                   414,610       408,452       823,866       840,614
   Occupancy                                        158,322       163,343       354,333       326,098
   Interest                                          92,613       114,765       192,664       206,840
   Other general and administrative                 781,776       796,552     1,563,300     1,502,575
                                                -----------   -----------   -----------   -----------

                                                  4,356,707     5,145,275     9,706,721    10,394,122
                                                -----------   -----------   -----------   -----------

Income before income taxes                        2,404,766     1,086,565     3,645,684     1,517,048

Provision for income taxes                        1,041,000       491,000     1,477,000       673,000
                                                -----------   -----------   -----------   -----------

Net income                                      $ 1,363,766   $   595,565   $ 2,168,684   $   844,048
                                                ===========   ===========   ===========   ===========

Net income per share of common stock - basic    $      0.06   $      0.03   $      0.10   $      0.04
and diluted

Weighted average shares outstanding - basic      20,992,510    20,950,440    20,992,265    20,948,156

Weighted average shares outstanding - diluted    21,720,690    20,950,440    21,668,630    20,948,156


                           See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  --------------------------
                                                                                     1998            1997
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 2,168,684    $   844,048
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                   79,711         71,772
       Noncash compensation                                                            43,961             --
       Changes in operating assets and liabilities:
         Net (increase) in securities owned, at market value                       (4,484,473)      (276,920)
         Net change in receivable from clearing broker                              3,812,556      1,900,180
         Decrease (increase) in prepaid expenses and other assets                      12,839       (446,170)
         Net increase (decrease) in securities sold, not yet purchased,
           at market value                                                             53,859       (194,081)
         Increase in accounts payable and accrued liabilities                         344,237        265,010
                                                                                  -----------    -----------

           Net cash provided by operating activities                                2,031,374      2,163,839
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to or investment in affiliate                                             (3,000,000)      (392,000)
   Purchase of furniture, equipment and leasehold improvements                       (167,696)       (37,430)
                                                                                  -----------    -----------

           Net cash (used in) investing activities                                 (3,167,696)      (429,430)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                             14,800             --
   Dividends on common stock                                                          (49,245)            --
   Issuance of shares, net of expenses                                                     --        (28,941)
                                                                                  -----------    -----------

           Net cash (used in) financing activities                                    (34,445)       (28,941)
                                                                                  -----------    -----------

           Net (decrease) increase in cash and cash equivalents                    (1,170,767)     1,705,468

Cash and cash equivalents - beginning of period                                     4,394,142        231,029
                                                                                  -----------    -----------

Cash and cash equivalents - end of period                                         $ 3,223,375    $ 1,936,497
                                                                                  ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for:
     Interest                                                                     $   192,664    $   206,840
     Income taxes                                                                   1,497,711        244,300

                               See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998
(UNAUDITED)

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

2.    NET CAPITAL:

       Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) At June 30, 1998, Siebert had net capital of approximately $6,854,000 as compared with net capital requirements of $250,000.

       On June 30, 1998 Siebert loaned $3,000,000 to an affiliate, Siebert Brandford Shank & Co., LLC ("SBS LLC") pursuant to a temporary subordination agreement with a maturity date of August 14, 1998. Such loan resulted in a temporary reduction in regulatory net capital of $3,000,000 as of June 30, 1998. The repayment of the loan will increase the then regulatory net capital by $3,000,000. See also Note 5.

3.    STOCK SPLIT:

       On April 7, 1998, the Company split its stock 4 for 1 in order to comply with the rules of The Nasdaq Stock Market, Inc. relating to listings on the Nasdaq SmallCap Market. All share and per share data contained herein have been retroactively adjusted to reflect this stock split.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998 (CONTINUED)
(UNAUDITED)



4.    CLEARING AGREEMENT:

       In June 1998, Siebert signed a new one year agreement with its clearing broker which provides, among other things, for reduced ticket charges and execution fees. Such arrangement provides for retroactive effect of the new charges and execution fees, not to exceed $1,000,000. A pro rata portion of the payment is refundable under certain circumstances and, accordingly, Siebert recognized pre-tax income of approximately $750,000 for the three month period ended June 30, 1998. The balance shall be recognized in a future period after such balance is no longer refundable.

5.    SUBSEQUENT EVENT:

       Effective July 1, 1998, SBS LLC commenced operations and succeeded to the tax exempt underwriting business of the Siebert Brandford Shank division of Siebert. Siebert's investment in SBS LLC will be accounted for on the equity method. See also Note 2.

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

BUSINESS ENVIRONMENT

         Market conditions during the first six months of 1998 reflected a continuation of the 1997 bull market characterized by record volume and record high market levels. At the same time, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company does not and also direct their executions to captive market makers. Continued competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could also limit the Company's growth or even lead to a decline in the Company's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

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

         Siebert utilizes both systems housed primarily on its own computer network and systems housed on the computers of third parties, such as its clearing broker and payroll vendor, to conduct its normal business activities. Some of the systems on its network are proprietary and many are off the shelf programs acquired from vendors. Siebert has inventoried those systems critical to its operations and has received assurances from the developers, vendors and third parties that those systems are, or will be prior to December 31, 1998, year 2000 compliant. Although nothing has come to Siebert's attention which would cause it to believe that the assurances it has received are not accurate, the failure of one or more critical systems to be year 2000 compliant could have a material adverse effect on the results of its operations. Siebert intends to test all of the critical systems during 1999. The costs incurred to date and in the future relating to this issue are not expected to be material in the aggregate.

CURRENT DEVELOPMENTS

         In June 1998, Siebert signed a new one year agreement with its clearing broker which provides, among other things, for reduced ticket charges and execution fees. Such agreement provides for the retroactive effect of the new charges and execution fees in an amount not to exceed $1,000,000. If the new agreement had been effective for the entire calendar year 1997, Siebert would have realized monthly savings of a minimum of $150,000. A pro rata portion of the payment is refundable under certain circumstances and, accordingly, Siebert recognized pre-tax income of approximately $750,000 in its financial statements for the second quarter of 1998. The balance shall be recognized in a future period after such balance is no longer refundable. In addition, Siebert will have reduced clearing costs and execution fees for the remainder of the contract term based on the volume of trades and customer account balances. The new agreement also provides increasing volume discounts as the monthly number of trades increases.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Total revenues for the three months ended June 30, 1998 were $6.8 million, an increase of $530,000 or 8.5% over the same period in 1997. Commission and fee income, investment banking and interest and dividend revenues increased as compared to the prior year, however, trading profits decreased.

         Commission and fee income increased $149,000 or 3.1% to $4.7 million due to higher volume partially offset by lower commissions earned per trade resulting from the increase of lower-priced electronic trading, price reductions on other related services caused by increased competition from ultra low cost, flat fee brokers and a reduction of order flow fees.

         Investment banking revenues increased $411,000 or 38% to $1.5 million primarily due to the increased tax exempt underwriting activity by the Siebert, Brandford, Shank division in 1998. This division had minimal operations for the three months ended June 30, 1997, since it only began operations in late 1996.

         Trading profits decreased $244,000 or 36% to $428,000 primarily due to reduced income opportunities in trading of listed bond funds, the firm's principal trading activity.

         Interest and dividends increased $7,000 or 4.9% to $154,000 primarily due to trading strategies which generated higher dividend income.

         Total expenses for the three months ended June 30, 1998 were $4.4 million, a decrease of $788,000 or 15% over the same period in 1997. Clearing fees, advertising and promotion, occupancy, interest and general and administrative costs decreased and all other expenses increased.

         Employee compensation and benefit costs increased $319,000 or 16% to $2.3 million primarily due to commissions paid to the Siebert, Brandford, Shank division's sales personnel resulting from increased tax exempt underwriting activity.

         Clearing and floor brokerage fees decreased $743,000 or 72% to $296,000. Such costs decreased primarily due to the retroactive effect of the Company's new clearing agreement with its clearing broker (see "Current Developments" above).

         Advertising and promotion expense decreased $329,000 or 52% to $309,000 due to a decreased level of promotional advertising.

         Communications expense increased $6,000 or 1.5% to $415,000 primarily due to increased quote and news services.

         Occupancy costs decreased $5,000 or 3.1% to $158,000 principally due to a decrease in operating escalations.

         Interest expense decreased $22,000 or 19% to $93,000 primarily due to less use of short positions in proprietary trading activity.

         Other general and administrative expenses decreased $15,000 or 1.9% to $782,000 primarily due to small decreases in various operational expenses.

         Provision for income taxes increased $550,000 or 112% to $1.0 million primarily due to an increase in net income before income tax in the second quarter of 1998 of $1.3 million or 121% to $2.4 million over the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Total revenues for the six months ended June 30, 1998 were $13.4 million, an increase of $1.4 million or 12% over the same period in 1997. Commission and fee income, investment banking and interest and dividend revenues increased as compared to the prior year, however, trading profits decreased.

         Commission and fee income increased $206,000 or 2.3% to $9.3 million due to higher volume partially offset by lower commissions earned per trade resulting from the increase of lower priced electronic trading, price reductions on other related services caused by increased competition from ultra low cost, flat fee brokers and a reduction of order flow fees.

         Investment banking revenues increased $1.6 million or 120% to $3.0 million primarily due to the increased tax exempt underwriting activity by the Siebert, Brandford, Shank division in 1998. This division had minimal operations for the first six months of 1997, since it only began operations in late 1996.

         Trading profits decreased $416,000 or 35% to $767,000 primarily due to reduced income opportunities in trading of listed bond funds, the firm's principal trading activity.

         Interest and dividends increased $34,000 or 12% to $318,000 primarily due to trading strategies which generated higher dividend income.

         Total expenses for the six months ended June 30,1998 were $9.7 million, a decrease of $687,000 or 6.6% over the same period in 1997. Clearing fees, advertising and promotion, communications and interest all decreased and all other expenses increased.

         Employee compensation and benefit costs increased $846,000 or 22% to $4.7 million primarily due to commissions paid to the Siebert, Brandford, Shank division's sales personnel resulting from increased tax exempt underwriting activity.

         Clearing and floor brokerage fees decreased $811,000 or 37.0% to $1.4 million. Such costs decreased primarily due to the retroactive effect of Company's new clearing agreement with its clearing broker (see "Current Developments" above).

         Advertising and promotion expense decreased $780,000 or 51% to $759,000 due to a decreased level of promotional advertising.

         Communications expense decreased $17,000 or 2.0% to $824,000 primarily due to telephone contract price reductions.

         Occupancy costs increased $28,000 or 8.7% to $354,000 principally due to a lease extension option cancellation fee paid during 1998.

         Interest expense decreased $14,000 or 6.9% to $193,000 primarily due to less use of short positions in proprietary trading activity.

         Other general and administrative expenses increased $61,000 or 4.0% to $1.6 million primarily due to increased business development expenses related to the municipal investment banking staff.

         Provision for income taxes increased $804,000 or 119% to $1.5 million primarily due to an increase in net income before income tax in the first six months of 1998 of $2.2 million or 140% to $3.6 million over the same period in 1997, partially offset by a refund of local taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely salable in the open market. Siebert's total assets at June 30, 1998 were $23 million, of which $2 million took the form of a secured demand note. $14 million or 62% of total assets were highly liquid.

          The Company has filed a Registration Statement with the Securities and Exchange Commission for a discounted rights offering covering shares of its Common Stock. The controlling stockholder of the Company has indicated that she intends to waive the receipt of any such rights. There can be no assurance that any such offering will be successfully consumated.

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 1998, Siebert's regulatory net capital was $6.9 million, $6.7 million in excess of its minimum capital requirement of $250,000.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

         If the Company does not receive notice of any matter that is to come before the shareholders at the next annual meeting of the shareholders on or before Wednesday, September 23, 1998, which corresponds to forty-five days before the date on which the Company first mailed its proxy materials for the prior years' annual meeting of the shareholders. The proxy for the next annual meeting of the shareholders may, pursuant to Rule 14a-4c of the Proxy Rules under the Securities Exchange Act of 1934, confer discretionary authority to vote on such matter.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits
            27 - Financial Data Schedule (Edgar Filing Only)

       (b)  Reports on Form 8-K
            None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SIEBERT FINANCIAL CORP.


                                         By:  /s/ MURIEL F. SIEBERT
                                              ---------------------------------
                                                  Muriel F. Siebert
                                                  Chair and President
                                                  (principal executive officer)

                                         Date:  July 30, 1998




                                         By:  /s/  RICHARD M. FELDMAN
                                              ---------------------------------
                                                   Richard M. Feldman
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Assistant Secretary
                                                   (principal financial and
                                                   accounting officer)

                                         Date:  July 30, 1998