Form 10QSB
period 1998-09-30
SIEBERT FINANCIAL CORP
filed 1998-11-12
CIK 65596

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended     SEPTEMBER 30, 1998
                                  ----------------------------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act


    For the transition period from                      or
                                   ---------------------  ----------------------

                  Commission file number     0-5703

                             SIEBERT FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            NEW YORK                                      11-1796714
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

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

 Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 1998 there were 21,004,960 shares of Common Stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):

 Yes [ ]  No [X]
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
SEPTEMBER 30, 1998
(UNAUDITED)


ASSETS

Cash and cash equivalents                                          $ 7,417,039
Cash equivalents - restricted                                        1,300,000
Receivable from broker-dealers                                       2,522,722
Securities owned, at market value                                    3,870,848
Secured demand note receivable from affiliate                        2,000,000
Furniture, equipment and leasehold improvements, net                   606,881
Investment in affiliate                                                819,419
Prepaid expenses and other assets                                      449,879
                                                                   -----------

Total Assets                                                       $18,986,788
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                $   638,460

Accounts payable and accrued liabilities                             2,405,679
                                                                   -----------

Total accounts payable and accrued liabilities                       3,044,139
                                                                   -----------

Commitments and contingent liabilities

Subordinated borrowings payable to affiliate                         3,000,000
                                                                   -----------

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
   21,004,960 shares outstanding                                       210,049
Additional paid-in capital                                           6,691,002
Retained earnings                                                    6,041,598
                                                                   -----------

Total Stockholders' Equity                                          12,942,649
                                                                   -----------

Total Liabilities and Stockholders' Equity                         $18,986,788
                                                                   ===========


                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                -----------------------------------------------------
                                                    1998          1997          1998         1997
                                                -----------   -----------   -----------   -----------
Revenues:
   Commissions and fees                         $ 4,696,669   $ 4,720,267   $13,998,015   $13,815,520
   Investment banking                                77,161     1,627,057     3,042,887     2,975,917
   Income from equity investee                      427,419            --       427,419            --
   Trading profits                                  193,217       521,756       960,658     1,704,976
   Interest and dividends                           217,415       224,980       535,307       508,817
                                                -----------   -----------   -----------   -----------

Total revenues                                    5,611,881     7,094,060    18,964,286    19,005,230
                                                -----------   -----------   -----------   -----------

Expenses:
   Employee compensation and benefits             1,388,736     2,019,456     6,041,361     5,825,992
   Clearing fees, including floor brokerage         627,057     1,242,846     1,987,846     3,415,125
   Advertising and promotion                        509,941       641,413     1,269,085     2,180,593
   Communications                                   445,154       371,088     1,269,020     1,211,702
   Occupancy                                         58,679       163,927       413,012       490,025
   Interest                                          75,251        77,920       267,915       284,760
   Other general and administrative                 603,434       742,602     2,166,734     2,245,177
                                                -----------   -----------   -----------   -----------

Total expenses                                    3,708,252     5,259,252    13,414,973    15,653,374
                                                -----------   -----------   -----------   -----------

Income before income taxes                        1,903,629     1,834,808     5,549,313     3,351,856

Provision for income taxes                          828,935       801,485     2,305,935     1,474,485
                                                -----------   -----------   -----------   -----------

Net income                                      $ 1,074,694   $ 1,033,323   $ 3,243,378   $ 1,877,371
                                                ===========   ===========   ===========   ===========

Net income per share of common stock - basic
     and diluted                                $      0.05   $      0.05   $      0.15   $      0.09

Weighted average shares outstanding - basic
                                                 21,004,334    20,950,440    20,995,999    20,949,160

Weighted average shares outstanding - diluted
                                                 21,669,704    20,950,440    21,674,383    20,949,160


                           See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               --------------------------
                                                                                   1998            1997
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $ 3,243,378    $ 1,877,371
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                              125,798        108,334
        Noncash compensation                                                        68,381             --
        Income from equity investee                                               (427,419)            --
        Changes in operating assets and liabilities:
           Net decrease (increase) in securities owned, at market value          2,693,820     (1,458,199)
           Net change in receivable from broker-dealers                           (387,883)       796,704
           Decrease (increase) in prepaid expenses and other assets                170,508       (189,804)
           Net increase (decrease) in securities sold, not yet purchased,
              at market value                                                   (1,399,087)       210,107
           (Decrease) increase in accounts payable and accrued liabilities        (765,806)       662,917
                                                                               -----------    -----------

              Net cash provided by operating activities                          3,321,690      2,007,430
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in restricted cash equivalents                                              --     (1,300,000)
   Loan to or investment in affiliate                                           (3,000,000)      (392,000)
   Repayment of loan to affiliate                                                3,000,000             --
   Purchase of furniture, equipment and leasehold improvements                    (257,126)       (56,282)
                                                                               -----------    -----------

              Net cash (used in) investing activities                             (257,126)    (1,748,282)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                          38,203             --
   Dividends on common stock                                                       (79,870)            --
   Issuance of shares, net of expenses                                                  --        (28,941)
                                                                               -----------    -----------

              Net cash (used in) financing activities                              (41,667)       (28,941)
                                                                               -----------    -----------

              Net increase in cash and cash equivalents                          3,022,897        230,207

Cash and cash equivalents - beginning of period                                  4,394,142        231,029
                                                                               -----------    -----------

Cash and cash equivalents - end of period                                      $ 7,417,039    $   461,236
                                                                               ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for:
      Interest                                                                 $   267,915    $   306,427
      Income taxes                                                               2,829,649        868,900

                             See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)

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

       On July 1, 1998, Siebert, Brandford, Shank & Co., LLC ("SBS LLC") commenced operations and succeeded to the tax exempt underwriting business of the Siebert, Brandford, Shank division of Siebert. SBS LLC is 49% owned by Siebert. Effective July 1, 1998, Siebert's investment in SBS LLC is accounted for on the equity method.

       Statements of Operations for the three and nine months ended September 30, 1997 have been reclassified to conform to 1998 classifications.

2.   NET CAPITAL:

       Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) At September 30, 1998, Siebert had net capital of approximately $11,223,000 as compared with net capital requirements of $250,000.

3.       STOCK SPLIT:

       On April 7, 1998, the Company split its stock 4 for 1 in order to comply with the rules of The Nasdaq Stock Market, Inc. relating to listings on the Nasdaq SmallCap Market. All share and per share data contained herein have been retroactively adjusted to reflect this stock split.

4.   CLEARING AGREEMENT:

       In 1998, Siebert signed a new one year agreement with its clearing broker which provides, among other things, for reduced ticket charges and execution fees. Such arrangement provides for retroactive effect of the new charges and execution fees, not to exceed $1,000,000. A pro rata portion of the payment was refundable under certain circumstances and, accordingly, Siebert recognized pre-tax income of approximately $750,000 for the six month period ended June 30, 1998. The balance was recognized in the third quarter.

5.   RIGHTS OFFERING

       The Company is offering its shareholders the right to purchase one new share for $7.50 for each share held by them on July 29, 1998. The rights will expire on December 15, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

       This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained elsewhere in this document.

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

BUSINESS ENVIRONMENT

       Market conditions since September 1998 have been extremely volatile, with swings in the market averages approaching daily and intraday records. Meanwhile, competition has continued to intensify among all classes of brokerage firms. Electronic trading continues to grow as a retail discount market segment with some firms charging very low flat trading execution fees that are difficult for any conventional discount brokerage firm to match. Many of the low flat fee firms, however, impose charges for services such as mailing, transfers and handling exchange transactions for which the Company does not currently charge its customers. Some of those firms also direct customer orders to captive market makers that earn a "spread" on the order. The Company does not have a captive market maker. Continued competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could also limit the Company's growth or even lead to a decline in the Company's customer base, which would adversely affect its results of operations. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers, including the Company, for the sale of order flow.

CURRENT DEVELOPMENTS

       In June 1998, Siebert signed a new one-year agreement with its clearing broker, which provides, among other things, for reduced ticket charges and execution fees. The clearing broker is also paying to Siebert $1,000,000 in monthly installments through December 31, 1998. Siebert recognized $750,000 of that amount as pre-tax income in the quarter ended June 30, 1998 and $250,000 in the quarter ended September 30, 1998 when all contingencies relating to the payments lapsed. Siebert realized the projected clearing cost savings for the quarter ended

September 30, 1998.

       In July 1998, Siebert, Brandford, Shank & Co., L.L.C. ("SBS") began operating as a separate broker-dealer and, accordingly, the Company began reporting its investment in and the operations of SBS using the equity method of accounting. Prior to July 1998, the operations of what is now SBS were fully consolidated with those of Siebert.

       Siebert's commission income per customer trade is trending down as the number of trades done on SiebertNet increases. For the month of October 1998, SiebertNet trades were approximately 21% of all Siebert trades. Siebert's online trading system was in the early stage of implementation in October 1997.

       In November 1998, Siebert agreed to acquire the retail customer accounts of Donald K. Cowles and of Cowles, Sabol & Co., Inc. of Encino, California. The acquisition is expected to be completed before the end of 1998.

       In July 1998, the Company distributed to its shareholders transferable rights to subscribe for and purchase one share of Common Stock for each share held on the Record Date, at an exercise price of $7.50 a share. The offer as extended will expire on December 15, 1998. If this offering is successful, the Company currently intends to use approximately $5,000,000 of the net proceeds to further build up and promote its SiebertNet trading service.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

       Total revenues for the nine months ended September 30, 1998 were $19 million, a decrease of $41,000, or .2 %, over the same period in 1997. Commission and fee income, investment banking revenues, income from equity investee, and interest and dividend revenues increased as compared to the prior year; however, trading profits decreased.

       Commission and fee income increased $182,000, or 1%, to $14 million for the nine months ended September 30, 1998 due to higher volume partially offset by lower commissions earned per trade resulting from the increase of lower priced electronic trading, price reductions on other related services caused by increased competition from ultra low cost, flat fee brokers and a reduction of order flow fees. The portion of trades executed on the Company's SiebertNet web site is increasing at a rapid rate.

       Investment banking revenues increased $67,000, or 2%, to $3 million for the nine months ended September 30, 1998 primarily due to the increased tax exempt underwriting activity by the Siebert, Brandford, Shank division in 1998. This division had minimal operations for the first nine months of 1997, since it began operations in late 1996. Siebert, Brandford, Shank & Co., LLP began operations as a separate broker-dealer in July 1998 and, accordingly, the Company began to account for its forty-nine percent interest in Siebert, Brandford, Shank & Co., LLP on the equity method in the third quarter of 1998.

       Income from equity investee increased $427,000, or 100%, to $427,000 for the nine months ended September 30, 1998.

       Trading profits decreased $744,000, or 44%, to $961,000 for the nine months ended September 30, 1998 primarily due to reduced income opportunities in the trading of listed bond funds, the firm's principal trading activity.

       Interest and dividends increased $26,000, or 5%, to $535,000 for the nine months ended September 30, 1998 primarily due to trading strategies which generated higher dividend income.

       Total expenses for the nine months ended September 30, 1998 were $13.4 million, a decrease of $2.2 million, or 14%, over the same period in 1997. Clearing fees, advertising and promotion, rent and occupancy, interest and general and administrative expenses all decreased and all other expenses increased.

       Employee compensation and benefit costs increased $215,000, or 4%, to $6 million for the nine months ended September 30, 1998, primarily due to commissions paid to the Siebert, Brandford, Shank division's sales personnel resulting from increased tax exempt underwriting activity prior to July 1, 1998.

       Clearing and floor brokerage fees decreased $1.4 million, or 42%, to $2 million for the nine months ended September 30, 1998. Such costs decreased primarily due to the retroactive effect of Company's new clearing agreement with its clearing broker.

       Advertising and promotion expense decreased $912,000, or 42%, to $1.3 million for the nine months ended September 30, 1998, due to a decreased level of promotional advertising.

       Communications expense increased $57,000, or 5%, to $1.3 million for the nine months ended September 30, 1998, primarily due to increased quote and news services.

       Occupancy costs decreased $77,000, or 16%, to $413,000 for the nine months ended September 30, 1998, principally due to commencement of operations of SBS as a separate entity partially offset by a lease extension option cancellation fee paid during 1998.

       Interest expense decreased $17,000, or 6%, to $268,000 for the nine months ended September 30, 1998, primarily due to the decrease in the use of short positions in proprietary trading activity.

       Other general and administrative expenses decreased $78,000, or 4%, to $2.2 million for the nine months ended September 30, 1998, primarily due to increased business development expenses related to the municipal investment banking staff.

       Provision for income taxes increased $831,000, or 56%, to $2.3 million for the nine months ended September 30, 1998, primarily due to an increase in net income before income tax in the first nine months of 1998 of $2.2 million, or 66%, to $5.5 million over the same period in 1997, partially offset by a refund of local taxes.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

       Total revenues for the three months ended September 30, 1998 were $5.6 million, a decrease of $1.5 million, or 21%, over the same period in 1997. Commission and fee income, investment banking, interest, trading profits and dividend revenues decreased as compared to the prior year period, while income from equity investee increased.

       Commission and fee income decreased $24,000, or 1%, to $4.7 million due to lower commissions earned per trade resulting from the increase of lower-priced electronic trading, price reductions on other related services caused by increased competition from ultra low cost, flat fee brokers and a reduction of order flow fees.

       Investment banking revenues decreased $1,550,000, or 95%, to $77,000 primarily due to the Siebert, Brandford, Shank division commencing operations as a separate entity under Siebert, Brandford, Shank & Co., LLC on July 1, 1998. SBS LLC is 49% owned by Siebert and is accounted for under the equity method of accounting.

       Income from equity investee increased $427,000, or 100%, to $427,000 for the three months ended September 30, 1998. Trading profits decreased $329,000, or 63%, to $193,000 primarily due to reduced income opportunities in trading of listed bond funds, the firm's principal trading activity.

       Interest and dividends decreased $8,000, or 3%, to $217,000 primarily due to trading strategies, which generated lower dividend income.

       Total expenses for the three months ended September 30, 1998 were $3.7 million, a decrease of $1,551,000, or 30%, over the same period in 1997.
Employee compensation and benefit costs, clearing fees, advertising and promotion, occupancy, interest and general and administrative costs decreased while communication expenses increased.

       Employee compensation and benefit costs decreased $631,000, or 31%, to $1.4 million primarily due to SBS LLC's commencement of operations as a separate entity, reduced equity underwriting profits, reduced trading profits, reduced institutional equity profits, and reduced discretionary staff bonuses.

       Clearing and floor brokerage fees decreased $616,000, or 50%, to $627,000. Such costs decreased primarily due to the retroactive effect of the Company's new clearing agreement with its clearing broker.

       Advertising and promotion expense decreased $131,000, or 21%, to $510,000 due to a decreased level of promotional advertising.

       Communications expense increased $74,000, or 20%, to $445,000 primarily due to increased quote and news services.

       Occupancy costs decreased $105,000, or 64%, to $59,000 principally due to the SBS LLC commencement of operations on July 1, 1998.

       Interest expense decreased $3,000, or 3%, to $75,000, primarily due to the decrease in the use of short positions in proprietary trading activity.

       Other general and administrative expenses decreased $139,000, or 19%, to $603,000 primarily due to small decreases in various operational expenses and the SBS LLC commencement of operations as a separate entity.

       Provision for income taxes increased $27,000, or 3%, to $829,000 primarily due to an increase in net income before income tax in the third quarter of 1998 of $69,000, or 4%, to $1.9 million over the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Siebert's total assets at September 30, 1998 were $19 million, of which $2 million took the form of a secured demand note. $13.8 million, or 73%, of total assets were highly liquid.

       Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At September 30, 1998, Siebert's regulatory net capital was $11.2 million, $11 million in excess of its minimum capital requirement of $250,000.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

       On October 1, 1998, Richard M. Feldman resigned as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company. On November 9, 1998, Mitchell M. Cohen joined the Company as Chief Financial Officer and Assistant Secretary.

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

                              SIEBERT FINANCIAL CORP.


                              By: /s/ MURIEL F. SIEBERT
                                  -----------------------------------
                                      Muriel F. Siebert
                                      Chair and President (principal
                                      executive officer)

                              Date:  November 12, 1998




                              By: /s/ MITCHELL M. COHEN
                                  -----------------------------------------
                                      Mitchell M. Cohen
                                      Chief Financial Officer and Assistant
                                      Secretary (principal financial
                                      and accounting officer)

                              Date:  November 12, 1998