Form 10KSB
period 1998-12-31
SIEBERT FINANCIAL CORP
filed 1999-03-30
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1998

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $25,661,000
                                                                  --------------
As of March 17, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $57,077,005 based on the closing price of the Common Stock on the Nasdaq SmallCap Market on that date.

As of March 17, 1999, there were 22,194,553 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

         UNLESS OTHERWISE INDICATED, ALL INFORMATION IN THIS FORM 10-K HAS BEEN ADJUSTED TO REFLECT A 4-FOR-1 STOCK SPLIT EFFECTED APRIL 7, 1998 (THE "STOCK SPLIT"). UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" OR "SIEBERT" SHALL MEAN SIEBERT FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES.

         THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS ARE AFFECTED BY A WIDE VARIETY OF FACTORS THAT COULD MATERIALLY AND ADVERSELY AFFECT ACTUAL RESULTS, INCLUDING: CHANGES IN GENERAL ECONOMIC AND MARKET CONDITIONS, FLUCTUATIONS IN VOLUME AND PRICES OF SECURITIES, CHANGES AND PROSPECTS FOR CHANGES IN INTEREST RATES AND DEMAND FOR BROKERAGE AND INVESTMENT BANKING SERVICES, INCREASES IN COMPETITION WITHIN AND WITHOUT THE DISCOUNT BROKERAGE BUSINESS THROUGH BROADER SERVICES OFFERINGS OR OTHERWISE, COMPETITION FROM ELECTRONIC DISCOUNT BROKERAGE FIRMS OFFERING GREATER DISCOUNTS ON COMMISSIONS THAN THE COMPANY, PREVALENCE OF A FLAT FEE ENVIRONMENT, DECLINE IN PARTICIPATION IN EQUITY OR MUNICIPAL FINANCE UNDERWRITINGS, DECREASED TICKET VOLUME IN THE DISCOUNT BROKERAGE DIVISION, LIMITED TRADING OPPORTUNITIES, INCREASES IN EXPENSES, CHANGES IN NET CAPITAL OR OTHER REGULATORY REQUIREMENTS AND RISKS RELATED TO THE YEAR 2000.

         AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY MAY EXPERIENCE MATERIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS ON A QUARTERLY OR ANNUAL
BASIS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS, AND STOCK PRICE. FURTHERMORE, THIS DOCUMENT AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") CONTAIN CERTAIN FORWARD LOOKING STATEMENTS WITH RESPECT TO THE BUSINESS OF THE COMPANY, INCLUDING PROSPECTIVE FINANCING ARRANGEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE MENTIONED ABOVE, WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THESE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO
OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE WHEN SUCH STATEMENTS WERE MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. AN INVESTMENT IN THE COMPANY INVOLVES VARIOUS RISKS, INCLUDING THOSE MENTIONED ABOVE AND THOSE WHICH ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC FILINGS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Siebert Financial Corp. (the "Company") is a holding company which conducts all of its business activities in the retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation ("Siebert"). Muriel Siebert, the first woman member of the New York Stock Exchange, is the Chair and President and owns approximately 92% of the outstanding common stock, par value $.01 per share (the "Common Stock"), of the Company.

         The Company has acquired accounts from other discount brokerage firms and, from time to time, the Company has considered acquisitions of other discount brokerage firms or their accounts. Although the Company intends to pursue these opportunities, there can be no assurance that the Company will be able to successfully consummate any such acquisitions in the future.

         The Company was ranked third among discount brokerage firms in the July 1998 issue of Smart Money Magazine in part based upon "a huge advance in its responsiveness and solid gains in on-line trading, mutual funds and breadth of products." In addition, unlike many discount brokerage firms, the firm offers a wide variety of underwriting and investment banking services Such services, offered through its Capital Markets division, include acting as senior manager, co-manager or otherwise participating in the underwriting or sales syndicates of municipal, corporate debt and equity, government agency and mortgage/asset back securities issues.

         Siebert Financial Corp. became a reporting company through a merger with J. Michaels, Inc. ("JMI"), a company with which it was not previously associated, effective on November 8, 1996 Following the merger, JMI's fiscal year was changed to December 31 and its name was changed to Siebert Financial Corp.

BUSINESS OVERVIEW

         Siebert provides services to its customers through two main divisions. Through its Retail division, Siebert provides discount brokerage and related services to more than 70,000 retail investor accounts. Through its Capital Markets division, Siebert offers institutional clients equity execution services on an agency basis, as well as equity, fixed income and municipal underwriting, and investment banking services. In addition, the Capital Markets division participates in the secondary markets for Municipal and U.S. Treasury securities and also trades listed closed-end bond funds and certain other securities for its own account. This proprietary trading business is strictly segregated from that of the agency business executed on behalf of institutional clients.

         The Company believes that it is the largest Woman-Owned Business Enterprise ("WBE") in the capital markets business in the country through Siebert and the largest Minority and Women's Business Enterprise ("MWBE") in the tax-exempt underwriting business in the country through its investment in Siebert Brandford Shank & Co., LLC.

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

         Siebert's focus in its discount brokerage business is to serve retail clients who seek a wide selection of quality investment services at commissions that are substantially lower than those of full-commission firms and competitive with those of national discounters. In fact, many of Siebert's new customer accounts come from such full-commission firms.

         Siebert clears all securities transactions on a fully-disclosed basis through National Financial Services Corp. ("NFSC"), a wholly owned subsidiary of Fidelity Investments. NFSC, with over $11.9 billion in assets, adds state-of-the-art technology as well as back-office experience to the operations of Siebert supplementing Siebert's in-house systems.

         Siebert serves investors who make their own investment decisions. Siebert seeks to assist its customers in their investment decisions by offering a number of value added services, including quick and easy access to account information. The firm provides its customers with information via toll-free 800 service direct to its representatives, Monday through Friday between 7:30 a.m. and 7:30 p.m. Eastern Time. Through its SierbertNet, Siebert OnLine, MobileBroker and Siebert MarketPhone services, 24-hour access is available to customers.

         INDEPENDENT RETAIL EXECUTION SERVICES. Siebert is independent of the Over-the-Counter ("OTC") and Third Market market makers and consequently offers what it believes to be the best possible trade executions for customers. Siebert does not make markets in securities, nor does it position against customer orders. Most of the firm's listed orders are routed to the primary exchange for execution; however, all such customer orders are afforded the opportunity for price improvement. Through a service called NYSE Prime1, Siebert also has the ability to document to customers all price improvements received on orders executed on the NYSE when orders are filled at better than the National Best Bid/Offer.

         The firm's OTC orders are executed through a network of unaffiliated NASDAQ market makers with no single market maker executing all trades.
Additionally, the firm offers customers execution services through the SelectNet2 and Instinet3 systems for an additional fee. These systems give customers access to extended trading hours. Siebert believes that its OTC executions afford its customers the best possible opportunity for consistent price improvement. Siebert does not have any affiliation with market makers and therefore does not execute OTC trades through affiliated market makers.

         Siebert executes trades of fixed income securities through its Capital Markets division. Representatives of this division assist clients in buying, selling or shopping for competitive yields of fixed income securities, including municipal bonds, corporate bonds, U.S. Treasuries, mortgage-backed securities, Government Sponsored Enterprises, Unit Investment Trusts ("UITs") or Certificates of Deposit ("CDs"). See "Description of Business-Capital Markets Division."


----------
(1)      NYSE Prime is a service mark of the New York Stock Exchange, Inc.
(2)      SelectNet is a trademark of NASDAQ Stock Market, Inc.
(3)      Instinet is a trademark of Reuters Group PLC.

         RETAIL  CUSTOMER  SERVICE.  Siebert  provides retail  customers,  at no additional charge, with personal service via toll-free access to dedicated customer support personnel for all of its products and services. The Company's customer service personnel also respond to customer inquiries made via SiebertNet, also at no additional cost. The customer service department is located in its home office in New York City. The department is staffed and supervised by securities professionals qualified to address all of the clients' needs. Each representative is equipped with powerful workstations running multiple software programs simultaneously for quick response to customer inquiries.  The  workstations  display  real-time  quotes,  market  information, up-to-date  equity and margin  balances,  positions  and  account  history.  The
Company recently upgraded the software used by its discount trading representatives to a Windows NT platform from an existing terminal emulation program. The Company believes that this should result in additional efficiencies with respect to order entry and execution.

         PRODUCTS AND SERVICES. Siebert offers retail customers a variety of products and services designed to assist them with their investment needs and allow them the convenience of maintaining a single brokerage account for simplicity and security. The firm backs up its order execution service with a guarantee that states, "If you are dissatisfied with a trade for any reason, that trade is commission free," which excludes losses due to fluctuations in the market value of securities and applies only to commissions.

         Siebert's products and services include the Siebert Asset Management account featuring no-fee, no minimum check writing with payee detail; a dividend reinvestment program that allows for the automatic reinvestment of cash dividends as well as capital gains distribution; retirement accounts that are free of fees if the account maintains assets of at least $10,000; $100 million in account protection per account consisting of $500,000 in standard insurance and $99.5 million in additional protection at no charge; and free safekeeping services.

         ELECTRONIC SERVICES. Siebert provides customers with electronic delivery of services through a variety of means, as discussed below. Siebert believes, however, that electronic delivery services, while cost efficient, do not offer a customer the ultimate in flexibility. Siebert believes a combination of electronic services and personalized telephonic service maintains customer loyalty and best serves the needs of most customers. To that end, all of the services of the firm are supported by trained licensed securities professionals.

         SIEBERTNET - Internet access with features including the efficiency and manageability of placing low commission stock and option orders, obtaining research and real time quotes, confirmation of pending and executed orders, access to late breaking news and valuable financial reports, as well as current account information including balances and positions. SiebertNet features have been upgraded to include news provided by CBS MarketWatch and research from Zacks Investment Research. Additionally, the Company has signed a license agreement with Geo Interactive Media Group Ltd., whose Emblaze technology enables the delivery of true streaming, real-time multimedia over SiebertNet, including audio, video, animation and interactive content at existing "low bandwidth" modem speeds and without plug-ins or server software. In addition, the

Company has retained Gomez Advisors, Inc., a source of strategic research for brokerages, mutual funds, banks, and other commercial firms that utilize the Internet to enhance their customer relationships, to advise the Company with respect to SiebertNet.

         SIEBERT MARKETPHONE(R) - allows customers to trade at their convenience through touch-tone phones and to check balances and executions and receive free real-time quotes (including closed end mutual funds). The service also permits automatic transfer to a live broker or the use of the fax-on-demand feature to select an investment report to be delivered to a fax machine through the firm's Research by Fax7 service.

         SELECTNET and INSTINET - gives customers access to extended trading hours.

         PERFORMANCEFAX - allows customers to receive a comprehensive profit and loss analysis of their portfolios faxed each morning before the market opens. Alternatively, the customer can select from weekly and monthly schedules for receipt of PerformanceFax reports.

         SIEBERT  FUNDEXCHANGE(R) - the  FundExchange(R)  Mutual  Fund   service
provides customers with access to approximately 7,000 mutual funds, including 7,000 no-load funds, approximately 1,000 of which have no transaction fees.

         ON-LINE STATEMENT IMAGING SYSTEM - electronic imaging of customer statements are displayed directly on the screen of Siebert representatives for fast accurate detail of customer accounts.

         VISA(R)4 DEBIT CARD - allows customers to make purchases with a Siebert VISA debit card.

         SIEBERT RESEARCH BY FAX - customers are able to call toll free from any touch tone telephone and select from a list of research reports that will be faxed 24 hours a day. Upon request, such reports will be mailed to customers or made available for customer pick-up at any branch.

         VIP PREMIERE STATEMENT - these statements offer a more sophisticated view of the brokerage account information including an account valuation section, an asset allocation pie chart, an enhanced activity section and a detailed income summary section.

         MOBILEBROKER - In January 1999, the Company, unveiled its new interactive palm-top service that allows Siebert clients to make equity trades, receive confirmations, get real-time quotes and alerts, access account data, send and receive e-mail and more B all without a phone or computer.5 Using the newest wireless two-way interactive beeper technology, this beeper-sized, 4.9-ounce battery-operated device can be programmed to provide instant account updates and quotes. The Company, through its clearing agent, expects to roll out its voice recognition technology in the


----------
(4)      VISA is a registered trademark of VISA International, Inc.
(5) Services provided pursuant to an agreement with the Company's clearing agent.

second quarter of 1999, which will allow its customers to use "natural language" to obtain stock quotes, make trades and check balances.

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

         RETIREMENT ACCOUNTS. Siebert offers customers a variety of self-directed retirement accounts for which it acts as agent on all transactions. Custodial services are provided through an affiliate of NFSC, the firm's clearing agent, which also serves as trustee for such accounts. IRA, SEP IRA, ROTH IRA, 401(k) and KEOGH accounts can be invested in a wide array of mutual funds, stocks, bonds and other investments all through one consolidated account. Cash balances in these accounts are swept daily to the money market fund chosen by the customer. Retirement accounts in excess of $10,000 in assets are free of maintenance fees. Retirement accounts also enjoy free dividend reinvestment in more than 12,000 publicly traded securities and mutual funds allowing customers to automatically reinvest cash dividends and capital gains distributions for additional shares of the same security.

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

         CURRENT DEVELOPMENTS. In June 1998, Siebert signed a new one-year agreement with NFSC which provides, among other things, for reduced ticket charges and execution fees. The agreement granted retroactive effect to the new charges and execution fees resulting in a refund to Siebert of $1,000,000. Siebert has reduced clearing costs and execution fees for the remainder of the contract term based on the volume of trades and customer account balances. The new agreement also provides increasing volume discounts as the monthly number of trades increases.

         Siebert's commission per customer trade is trending down as the number of trades executed electronically increases.6 For the year ended December 31, 1998, electronic trades accounted for an average of 25% of all Siebert trades. This trend has continued during 1999, with electronic trading accounting for approximately 45% of all trades during the current fiscal year. Siebert's online trading system was in the early stage of implementation in 1997.

         OFFICES. Siebert currently maintains seven retail discount brokerage offices. See "Properties." Customers can visit the Company's offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert's activities are conducted by telephone and mail.

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

         Siebert has established policies with respect to maximum purchase commitments for new customers or customers with inadequate collateral to support a requested purchase. Managers have some flexibility in the allowance of certain transactions. When transactions occur outside normal guidelines, such accounts are monitored closely until their payment obligation is completed; if the customer does not meet the commitment, steps are taken to close out the purchase and minimize any losses.

         Siebert has a risk unit specifically responsible for monitoring all customer positions for the maintenance of required collateral. The unit also monitors accounts that may be concentrated unduly in one or more securities whereby a significant decline in the value of a particular concentrated


----------
(6) Electronic trading includes: SiebertNet, MarketPhone, Siebert Online and MobileBroker.

security could reduce the value of the account's collateral below the account's loan obligation. Siebert has not had significant credit losses in the last five years.

         CERTAIN RISKS RELATED TO ELECTRONIC COMMERCE. The Company presently receives and processes up to 45% of its trade orders electronically (includes SiebertNet, MarketPhone, Siebert OnLine and MobileBroker). This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While the Company has never experienced a significant failure of its trading systems, heavy stress placed on the Company's systems during peak trading times could cause the Company's systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of the Company's systems or any other systems in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties and third-party software such as Internet browsers), even for a short time, could cause customers to suffer delays in trading. Such delays could cause substantial losses for customers and could subject the Company to claims from customers for losses, including litigation claiming fraud or negligence. There can be no assurance that the Company's network structure will operate appropriately in the event of a subsystem, component or software failure or that, in the event of an earthquake, fire or any other natural disaster, power or telecommunications failure, act of God or act of war, the Company will be able to prevent an extended systems failure. Any systems failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and operating results.

         Adoption of online commerce, particularly by those individuals that have historically relied upon traditional means of commerce, will require a broad acceptance by such individuals of new and substantially different methods of conducting business. Moreover, the Company's brokerage services over the Internet involve a relatively new approach to securities trading and, as a result, increased marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of the Company's brokerage services and products. Moreover, the security and privacy concerns of existing and potential users of the Company's services may inhibit the growth of online commerce generally, and online brokerage trading in particular, which could have a material adverse effect on the Company's business, financial condition and operating results.

         The Company relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, financial condition and operating results.

         OTHER INFORMATION SYSTEMS. Siebert's operations rely heavily on information processing and communications systems. The system for processing securities transactions is highly automated. Registered representatives equipped with online computer terminals can access customer account information, obtain securities prices and related information and enter and confirm orders online.

         To support its customer service delivery systems, as well as other applications such as clearing functions, account administration, record keeping and direct customer access to investment information, Siebert maintains a computer network in New York. Through its clearing agent, Siebert's computers are also linked to the major registered United States securities exchanges, the National Securities Clearing Corporation and The Depository Trust Company. Failure of the information processing or communication systems for a significant period of time could limit the ability to process a large volume of transactions accurately and rapidly. This could cause Siebert to be unable to satisfy its obligations to customers and other securities firms, and could result in regulatory violations. External events, such as an earthquake or power failure, loss of external information feeds, such as security price information, as well as internal malfunctions, such as those that could occur during the implementation of system modifications, could render part or all of such systems inoperative.

         To enhance the reliability of the system and integrity of data, Siebert maintains carefully monitored backup and recovery functions. These include logging of all critical files intra-day, duplication and storage of all critical data outside of its central computer site each evening, and maintenance of facilities for backup and communications located offsite.

CAPITAL MARKETS DIVISION

         In 1991, Siebert formalized its commitment to its institutional customer base by creating the Capital Markets division (the "Capital Markets Division"). This group has served as a co-manager, selling group member or underwriter on a full spectrum of new issue offerings by municipalities, corporations and Federal agencies.

         The two principal areas of the Capital Markets Division are investment banking and institutional equity execution services.

         INVESTMENT BANKING. Siebert offers investment banking services to corporate and municipal clients through its Capital Markets Division which participates in public offerings of equity and debt securities with institutional and individual investors.

         Siebert has participated as an underwriter for taxable and tax-exempt debt, raising capital for many types of issuers including states, counties, cities, transportation authorities, sewer and water authorities and housing and education agencies. Since it began underwriting in 1989, the firm has co-managed over $100 billion in municipal debt. Siebert has participated as an underwriter in several of the largest common stock offerings that have come to market, including Conrail, Allstate, PacTel Corporation, Estee Lauder and Lucent
Technologies. To date, the firm has participated as an underwriter and or selling group member in over 210 offerings, including corporate debt issuances totaling over $137 billion.

         During 1996, Siebert formed the Siebert, Brandford, Shank division of the investment banking group to add to the former activities of Siebert's tax exempt bond underwriting department.

This division is primarily comprised of a group of investment banking professionals who were previously employed by the 13th largest tax exempt bond underwriting firm in the country. The operations of the Siebert, Brandford, Shank division were moved on July 1, 1998 to a newly formed entity, Siebert, Brandford, Shank & Co., L.L.C. or "SBS". Two individuals, Mr. Napoleon Brandford and Ms. Suzanne F. Shank, own 51% of the equity and are entitled to 51% of the net profits, after Siebert's recovery of start-up expenses, while Siebert is entitled to the balance. The group has made Siebert a more significant factor in the tax exempt underwriting area, and is expected to enhance Siebert's government and institutional relationships, as well as the breadth of products that can be made available to retail clients.

         In addition to occupying a portion of Siebert's existing offices in New York, SBS operates out of offices in San Francisco, Seattle, Houston, Chicago, Detroit, Los Angeles and Dallas.

         To date, the Siebert, Brandford, Shank division and SBS have co-managed offerings of approximately $44 billion and senior managed offerings of approximately $1.7 billion. Clients include the States of California, Texas and Washington and the Cities of Chicago, Detroit and St. Louis.

         The success of the Company's municipal bond underwriting business is dependent on the services of two of its principals, Napoleon Brandford III and Suzanne Shank, the loss of whose services would adversely affect the Company.

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

         The Company's Capital Markets division underwriting and trading activities involve the purchase, sale or short sale of securities as principal. These activities involve the risks of changes in the market prices of such securities and of decreases in the liquidity of the securities markets, which could limit the Company's ability to resell securities purchased or to repurchase securities sold short. In addition, these activities subject the Company's capital to significant risks that counter parties will fail to perform their obligations. From time to time, the Company establishes short positions during the course of its trading activities. It is a characteristic of short positions that any loss sustained on closing out the position may exceed the liability related thereto as shown on the Company's financial statements.

         INSTITUTIONAL EQUITY EXECUTION SERVICES. The firm emphasizes personalized service, professional order handling and client satisfaction to approximately 400 institutional accounts. It utilizes up to 15 independent floor brokers that use an extensive network linked via direct "ring down" circuits. Each broker is strategically located on a major exchange which allows Siebert to execute orders in all market environments. Utilizing its clearing arrangement, Siebert has the ability to provide foreign execution and clearing services to institutional customers. Although the firm has a propriety trading function, it does not execute customer orders against such propriety positions because Siebert believes its client's interest in a transaction should always be placed above any other interest. The firm's institutional client list includes some of the largest pension funds, investment managers and banks across the country.

         The Institutional Equity Execution Services department utilizes the Siebert Real-Time List Execution ("SRLX") system. The SRLX system is designed exclusively for institutional customers who employ the use of basket trading strategies in their portfolio management. This system enables the Capital Markets Division to simultaneously manage an array of baskets for multiple clients while providing real-time analysis. The SRLX system can be integrated into an existing local area network. It is built with the latest 32 bit technology to take advantage of today's Pentium7-based PCs running Microsoft Windows958 or Windows NT6. Data integrity is assured through a private digital T1 line with built-in network redundancy.

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

CERTAIN RISKS RELATING TO MARKET CONDITIONS

         The  securities  business  is, by its  nature,  subject to  significant risks, particularly in volatile or illiquid markets, including the risk of trading losses, losses resulting from the ownership or underwriting of securities, counter party failure to meet commitments, customer fraud, employee fraud, issuer fraud, errors and misconduct, failures in connection with the processing of securities transactions and litigation.


----------
(7)      Pentium is a trademark of the Intel Corporation.
(8)      Microsoft  Window95  and  Windows  NT are  trademarks of the  Microsoft
         Corporation.

         The Company's principal business activity, retail broker-dealer operations, as well as its investment banking, institutional sales and other services, are highly competitive and subject to various risks, volatile trading markets and fluctuations in the volume of market activity. The securities business is directly affected by many factors, including economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, currency values, inflation, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of the securities industry in the marketplace and the level and volatility of interest rates. These and other factors can contribute to lower price levels for securities and illiquid markets.

         Lower price levels of securities may result in (i) reduced volumes of securities, options and futures transactions, with a consequent reduction in commission revenues, and (ii) losses from declines in the market value of securities held in trading, investment and underwriting positions. In periods of low volume, levels of profitability are further adversely affected because certain expenses remain relatively fixed. Sudden sharp declines in market values of securities and the failure of issuers and counter parties to perform their obligations can result in illiquid markets which, in turn, may result in the Company having difficulty selling securities. Such negative market conditions, if prolonged, may also lower the Company's revenues from investment banking and other activities.

         As a result of the varied risks associated with the securities business, which are beyond the Company's control, the Company's commission and other revenues could be adversely affected. A reduction in revenues or a loss resulting from the underwriting or ownership of securities could have a material adverse effect on the Company's results of operations and financial condition. In addition, as a result of such risks, the Company's revenues and operating results may be subject to significant fluctuations from quarter to quarter and from year to year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Business Environment."

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

         The Capital Markets Division maintains a practice of announcing in advance that it will contribute a portion of the net commission revenues it derives from sales of certain negotiated new issue equity, municipal and government bonds to charitable organizations. Siebert is certified as a WBE with numerous states, agencies and authorities. Siebert is the only WBE which offers both retail and institutional product distribution capabilities. It is also the largest WBE with significant minority participation. Although it has been a member of the New York Stock Exchange since 1967, new business opportunities have become available to it based upon its status as a WBE. Minority and Women-owned business programs generally operate under the authority of state and local governments or their related agencies. Changes in laws or policies of such governments or their agencies with respect to such programs may adversely affect the Company's participation in municipal bond and equity underwritings as well as the Company's execution of institutional equity transactions. Management believes that, irrespective of the legal requirements, as long as there is a "sensitivity to diversity and competitive equality," opportunities will be available for qualified minority and women-owned businesses, especially in those locales that have a significant minority population. See "Description of Business-Regulation."

COMPETITION

         Siebert encounters significant competition from full-commission and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations many of which are significantly larger and better capitalized than Siebert. The general financial success of the securities industry over the past several years has strengthened existing competitors. Siebert believes that such success will continue to attract additional competitors such as banks, insurance companies, providers of online financial and information services and others as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Some such firms are offering their services over the facilities of the Internet and have devoted more resources to and have more elaborate web sites than the Company's. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert believes that its main competitive advantages are quality of execution and service, responsiveness, price of services and products offered and the breadth of its product line.

         There are currently over 100 principal competitors with Siebert in the discount brokerage business. Siebert charges commissions generally lower than other discount brokers but more than some others. In investment banking, Siebert's principal competitors for business include both national and regional firms, some of whom have resources substantially greater than Siebert's. Siebert believes that it is one of the largest independent discount brokerage firms, as most firms that were previously independent have been purchased by or merged into larger financial institutions.

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

         The principal purpose of regulations and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including training of personnel, sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisers. The SEC, self-regulatory organizations and state securities and other authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders or suspension or expulsion of a broker-dealer or an investment adviser, its officers or its employees. Neither the Company nor Siebert has been the subject of any such administrative proceedings.

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

         In 1996, voters in the State of California approved Proposition 209, a proposed statewide constitutional amendment by initiative, and the Governor issued an executive order requiring state officials to immediately implement the initiative. Proposition 209 bans preferential treatment for women and minorities in state programs. Under Proposition 209, state agencies have been ordered to end all quotas or set-asides. A number of lawsuits were filed challenging the constitutionality of the proposition under the Fourteenth Amendment and the equal protection clause and a court in San Francisco has issued an injunction blocking the implementation of the proposition. The Court of Appeals for the Ninth Circuit is currently considering the appeal of the injunction blocking Proposition 209's implementation. It is unclear at this point whether the proposition will be implemented or what the impact of the proposition will be on the new business opportunities that may have become available to Siebert in California based upon its status as a WBE. Ms. Siebert believes that, irrespective of the legal requirements, as long as there is a "sensitivity to diversity and competitive equality," opportunities will be available for WBEs and MWBEs. See "Description of Business-Advertising, Marketing and Promotion."

         In addition, securities trading conducted on the Internet recently has been the subject of increased Federal and state regulatory interest. See "Description of Business-Risks Related to the Internet."

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

         The firm falls within the provisions of Rule 240.15c3-1(a)(1)(ii) promulgated by the SEC. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the NYSE also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) At December 31, 1998 and 1997, Siebert had net capital of $11.1 million and $9.1 million, respectively, and net capital requirements of $250,000 under Regulation 240.15c3-1(a)(1)(ii). Siebert is not subject to SEC Rule 15c3-3 and claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii). The firm maintains net capital in excess of the SEC Rule 17a-11 requirement.

EMPLOYEES

         As of March 10, 1999, the Company had approximately 100 employees, all of whom were full time and four of whom were corporate officers. None of the employees are represented by a union, and the Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         Siebert operates its business out of the following fourteen leased offices:

                                                                  Expiration
                                           Approximate Office       Date of
Location                                  Area in Square Feet    Current Lease        Renewal Terms
--------                                  -------------------    -------------        -------------
Corporate Headquarters, Retail and
Investment Banking Office
-------------------------
885 Third Ave.                                 7,828 SF             4/30/03               None
New York, NY  10022


Retail Offices
--------------
9693 Wilshire Boulevard                        1,000 SF            12/31/00               None
Beverly Hills, CA  90212


4400 North Federal Highway                     1,038 SF             2/28/02               None
Boca Raton, FL  33431


55 Madison Avenue                                140 SF         Month to month            None
Morristown, NJ  07960


400 Fifth Avenue - South                       1,008 SF             4/22/99               None
Naples, FL  33940


240A South County Road                           770 SF            10/14/00           2 year option
Palm Beach, FL  33480


9569 Harding Avenue                            1,150 SF         Month to month            None


                                                                  Expiration
                                           Approximate Office       Date of
Location                                  Area in Square Feet    Current Lease        Renewal Terms
--------                                  -------------------    -------------        -------------
Surfside, FL  33154                                                  month


Investment Banking Offices
--------------------------
30 N. LaSalle Street                           1,613 SF             8/31/99               None
Chicago, IL  60602


1845 Woodall Rodgers Freeway                     224 SF         Month to month            None
Dallas, TX  75201


400 Renaissance Center                         1,500 SF         Month to month            None
Detroit, MI  48243


400 Louisiana                                  1,513 SF             6/29/99               None
Houston, TX 77002


523 West 6th Street                            1,138 SF         Month to month            None
Los Angeles, CA  90014


220 Sansome Street                             3,250 SF             2/28/00               None
San Francisco, CA  94104


601 Union Street                                 325 SF         Month to month            None
Seattle, WA  98101

         The Company believes that its properties are in good condition and are suitable and adequate for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its regular annual meeting on December 16, 1998. At that meeting, the following matters were voted upon and received the votes indicated:

(1)      Election of Directors

                                                   For        Withheld
                                                   ---        --------

              Muriel F. Siebert                 20,262,712       800

              Nicholas P. Dermigny              20,262,712       800

              Patricia L. Francy                20,262,712       800

              Jane H. Macon                     20,262,712       800

              Monte E. Wetzler*                 20,262,712       800


----------
* Subsequently resigned as a Director of the Company.

(2)      Ratification and approval of the Company's Restricted Stock Award Plan:


                                                       Abstentions and
                      For            Against           Broker Non-Votes
                      ---            -------           ----------------
                   20,258,484         3,828                 1,200


(3) Ratification and approval of selection of Richard A. Eisner & Company, LLP as independent auditors for 1998:


                                                       Abstentions and
                     For             Against           Broker Non-Votes
                     ---             -------           ----------------
                   20,262,312           800                   400

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock trades on the Nasdaq SmallCap Market under the symbol "SIEB" on November 12, 1996. The high and low sales prices of the Common Stock reported by the Nasdaq SmallCap Market during the following periods were:

                                                                 High       Low
                                                                 ----       ---

    First Quarter - 1997 ...................................     $3.09     $2.31

    Second Quarter - 1997...................................     $2.38     $2.31

    Third Quarter - 1997....................................     $2.75     $1.31

    Fourth Quarter - 1997...................................     $2.25     $1.88

    First Quarter - 1998....................................    $12.06     $2.42

    Second Quarter - 1998...................................    $19.00     $7.38

    Third Quarter - 1998....................................    $13.50     $5.75

    Fourth Quarter - 1998...................................    $19.00     $5.75


         The closing price of the Common Stock on the Nasdaq SmallCap Market on March 17, 1999 was $24.875 per share.

         As of March 17, 1999, there were approximately 194 holders of record of the Common Stock.

         The Company currently meets the criteria for listing of its Common Stock on the Nasdaq National Market System. Notwithstanding its meeting the applicable criteria, there can be no assurance that the Company will, in fact, either apply for listing or be listed on the Nasdaq National Market System.

DIVIDEND POLICY

To date, the Company has established a practice of paying quarterly cash dividends to its shareholders. On December 22, 1997, March 16, 1998, June 23, 1998, September 25, 1998, and

December 30, 1998 dividends of $.0225,  $.0225,  $.03,  $.03, and $.04 per share were declared for all stockholders of record as of December 30, 1997, March 20, 1998 July 9, 1998, October 9, 1998, and January 18, 1999 respectively. Ms. Siebert, as the majority shareholder of the Company, waived her right to receive the cash dividends described above and has indicated to the Company that she intends to waive her right to receive future cash dividends declared through 1999, if any.

         Subject to statutory, regulatory and contractual constraints, prevailing financial conditions and future earnings, the Company may pay cash dividends on its Common Stock. In considering whether to pay such dividends, the Company's Board of Directors will review the earnings of the Company, its capital requirements, its economic forecasts and such other factors as are deemed relevant. Some portion of the Company's earnings will be retained to provide capital for the operation and expansion of its business. There can be no assurance that the Company will declare or pay any dividends in the future.

OFFERINGS OF SHARES

         In January 1997, the Company offered to "odd lot" shareholders the opportunity to round up to the closest 100 shares any holdings of an odd amount at a price of $2.344 per share. The offer expired March 21, 1997. 6,852 shares of Common Stock were issued pursuant to the offer.

         On January 5, 1999, the Company completed a rights offering in which existing shareholders received one right to purchase one share of Common Stock at $7.50 for each share owned of record as of July 29, 1998. Approximately 961,000 shares of Common Stock were issued pursuant to the offering, generating net proceeds to the Company of approximately $7,000,000, after the payment of offering expenses of approximately $270,000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This discussion should be read in conjunction with the Company's audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

BUSINESS ENVIRONMENT

         Market conditions during the first six months of 1998 reflected a continuation of the 1996 bull market characterized by record volume and record high market levels. During the second half of 1998, the markets were extremely volatile, with large daily swings in the market averages. Meanwhile, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business, as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company does not impose and also direct their executions to captive market makers. Continued competition from ultra low cost flat fee brokers and broader service offerings from other discount brokers could limit the Company's growth or even lead to a decline in the Company's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

         The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in trading volume and prices of securities, changes and prospects for changes in interest rates, and demand for brokerage and investment banking services, all of which can affect the Company's results of operations. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses, remain relatively fixed. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

CURRENT DEVELOPMENTS

         In June 1998, Siebert signed a new one-year agreement with its clearing broker, NFSC which provides, among other things, for reduced ticket charges and execution fees. The new arrangement also provided for retroactive effect being given to the new rates and resulted in a refund to Siebert of $1,000,000. Siebert recognized $750,000 of that amount as pre-tax income in the quarter ended June 31, 1998 and $250,000 in the quarter ended September 30, 1998, when all contingencies relating to the payments lapsed.

         In July 1998, Siebert, Brandford, Shank & Co., L.L.C. ("SBS") began operating as a separate broker/dealer and, accordingly, the Company began reporting its investment in, and the operations of, SBS using the equity method of accounting. Prior to July 1998, the operations of what is now SBS were fully consolidated with those of Siebert.

         Siebert's commission per customer trade is trending down as the number of trades executed electronically increases.9 For the year ended December 31, 1998, electronic trades accounted for an average of 25% of all Siebert trades. This trend has continued during 1999, with electronic trading accounting for approximately 45% of all trades during the current fiscal year. Siebert's online trading system was in the early stage of implementation in 1997.


----------
(9) Electronic trading includes: SiebertNet, MarketPhone, Siebert OnLine and MobileBroker.

         In December 1998, the Company signed a letter of intent to purchase 100% of the outstanding common stock of a discount brokerage firm, Andrew Peck Associates, Inc. The parties currently are negotiating the terms of the proposed acquisition.

         In December 1998, Siebert acquired the retail customer accounts of Donald K. Cowles and of Cowles, Sabol & Co., Inc. of Encino, California.

         On January 5, 1999 the Company completed a rights offering in which existing shareholders received one right to purchase one share of Common Stock at $7.50 for each share owned of record as of July 29, 1998. Approximately 961,000 shares of Common Stock were issued pursuant to the rights offering, generating net proceeds to the Company of approximately $7,000,000, after the payment of offering expenses of approximately $270,000. The Company intends to use the proceeds to build up and promote the Company's Internet trading service and for general corporate purposes.

         In January 1999, the Company, through its clearing agent, unveiled its new interactive palm-top service that allows Siebert clients to make equity trades, receive confirmations, get real-time quotes and alerts, access account data, send and receive e-mail and more B all without a phone or computer. Using the newest wireless two-way interactive beeper technology, this beeper-sized, 4.9-ounce battery-operated device can be programmed to provide instant account updates and quotes.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUES. Total revenues for 1998 were $25.7 million, a decrease of $207,000, or 0.8%, over 1997. Commission and fee income increased $385,000, or 2%, over the prior year to $19.3 million due to higher trading volume partially offset by lower commissions earned per trade resulting from the increased use of lower priced electronic trading, reductions on other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of order flow fees. The portion of trades executed on the Company's SiebertNet web site continues to increase at a rapid pace, representing approximately 33% of trades executed since the beginning of 1999.

         Investment banking revenues decreased $1.2 million, or 26.6%, from the prior year to $3.3 million as the Company began reporting its investment in, and the operations of, SBS using the equity method of accounting in July 1998. Prior to that time, the operations of what is now SBS were fully consolidated with those of Siebert. SBS generates a majority of its revenues in the tax exempt underwriting area.

         Income from equity investee increased $1.2 million as the Company began for its investment in SBS using the equity method starting in July 1998.

         Trading profits declined $509,000, or 28.4%, from the prior year to $1.3 million primarily due to reduced income opportunities in the trading of listed bond funds, the firm's principal trading activity.

         Income from interest and dividends decreased $71,000, or 10.1%, from the prior year to $634,000 primarily due to trading strategies which generated lower dividend income, coupled with generally lower interest rates.

         Expenses. Total expenses for 1998 were $18.2 million, a decrease of $2.9 million, or 14.1%, from the prior year.

         Employee compensation and benefit costs decreased $268,000, or 3.3%, from the prior year to $7.9 million primarily due to the treatment of SBS as a separate entity, with a commensurate decrease in the number of employees on the Company's payroll.

         Clearing and floor brokerage fees decreased $1.7 million, or 37.4%, from the prior year to $2.9 million primarily due to the retroactive effect given to the Company's new clearing agreement with its clearing broker which, among other things, reduced ticket charges, execution fees and a resulted in a refund to the Company of $1.0 million.

         Advertising and promotion expense decreased $956,000, or 34.7%, from the prior year to $1.8 million due to a decreased level of promotional advertising.

         Communications expense increased $218,000, or 15.1%, over the prior year, to $1.7 million primarily due increased quote and news services.

         Occupancy costs decreased $49,000, or 7.5%, from the prior year to $601,000 principally due to the treatment of SBS as a separate entity, partially offset by a lease extension option cancellation fee of approximately $33,000 paid during 1998.

         Interest expense decreased $91,000, or 21.8%, from the prior year to $327,000, primarily due to the decreased use of short positions in proprietary trading activities coupled with generally lower interest rates.

         GENERAL  AND  ADMINISTRATIVE.   General  and  administrative   expenses
decreased $94,000, or 3.1%, from the prior year to $2.9 million primarily due to the treatment of SBS as a separate entity.

         TAXES. Provision for income taxes increased $1.1 million, or 52.8%, from the prior year to $3.1 million primarily due to an increase in net income before income tax to $7.5 million in 1998 from $4.7 million in 1997, partially offset by a refund of local taxes.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         REVENUES. Total revenues for 1997 were $25.9 million, an increase of $1.7 million, or 7.1%, from the prior year.

         Commission and fee income decreased $1.2 million, or 6.1%, from the prior year to $18.9 million due to lower commissions earned per trade resulting from the increase of lower priced electronic trading, price reductions on other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of order flow fees.

         Investment banking revenues increased $2.0 million, or 77%, from the prior year to $4.5 million primarily due to the inclusion of a whole year of tax exempt underwriting revenues from the predecessor to SBS in 1997. The predecessor to SBS operated for only three months of the year in 1996.

         Trading profits increased $926,000, or 107%, from the prior year to $1,795,000 primarily due to increased activity in secondary municipal bond trading by SBS and improved trading opportunities in the principal listed bond funds trading activity.

         Interest and dividends increased $48,000, or 7.4%, from the prior year to $705,000 primarily due to trading strategies which generated greater dividend income.

         EXPENSES. Total expenses for 1997 were $21.2 million, a decrease of $806,000, or 3.7%, from the prior year.

         Employee compensation and benefit costs decreased $1.5 million, or 15.5%, from the prior year to $8.2 million primarily due to a compensation reduction for Muriel Siebert, offset by a full year's worth of compensation for SBS' principals, municipal investment banking staff and commission-based municipal trading personnel.

         Clearing and brokerage fees increased $90,000, or 2.0%, from the prior year to $4.7 million. Such costs increased due to higher trading volume.

         Advertising and promotion expense decreased $514,000, or 15.7%, from the prior year to $2.8 million due to decreased branch and services promotion. Such expenses for 1996 included several one-time expenses related to branch expansion and on-line trading services.

         Communications expense increased $87,000, or 6.4%, from the prior year to $1.4 million as the Company's client base and trading volume increased and more services were offered on-line, as well as increased activities of the investment banking staff. These increases were partially offset by telephone contract price reductions.

         Occupancy costs increased $245,000, or 60.5%, from the prior year to $650,000 principally due to a full year's worth of rent in 1997 for new retail and investment banking branch offices opened during 1996.

         Interest expense increased $128,000, or 44.1%, from the prior year to $418,000 primarily due to greater use of margin borrowings and short positions in proprietary trading activities.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $704,000, or 30.7%, from the prior year to $3.0 million primarily due to travel and entertainment expenses related to the new municipal investment banking staff and a range of miscellaneous costs associated with increased volume.

         TAXES. Current and pro forma provision for income taxes increased $1.1 million, or 116%, from the prior year, due to an increase in net income before taxes to $4.7 million in 1997 from pro forma net income before taxes of $2.2 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Siebert's total assets at December 31, 1998 were $20.2 million, of which $2.0 million took the form of a secured demand note issued by Muriel Siebert bearing interest at an annual rate of 4.0%. As of December 31, 1998, $13.5 million, or 67%, of total assets were regarded by the Company as highly liquid. See "Market For Common Equity and Related Stockholder Matters C Offerings of Shares."

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 1998, Siebert's regulatory net capital was $11.1 million, $10.9 million in excess of its minimum capital requirement of $250,000.

YEAR 2000

         Many existing computer programs use only two digits to identify a specific year and therefore may not accurately recognize the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Due to the Company's dependence on computer technology in its operations, and the dependence of the financial services industry on computer technology, the nature and impact of Year 2000 processing failures on the Company's business, financial position, results of operations or cash flows could be material. The Company is currently modifying its computer systems in order to enable its systems to process data and transactions incorporating Year 2000 dates without material errors or interruptions. Because systems critical to the Company's functioning other than its computer systems also may be affected by the century change, the Company's Year 2000 compliance efforts also encompass facilities and equipment which rely on date-dependent technology, such as, building equipment that contains embedded technology.

         Siebert utilizes both systems housed primarily on its own computer network and systems housed on the computers of third parties, such as its clearing broker and payroll vendor, to conduct its normal business activities. Some of the systems on its network are proprietary but many are off the shelf programs acquired from vendors. Siebert has inventoried those systems it believes are critical to its operations and has received assurances from the developers, vendors and third parties that those systems are, or will be prior to December 31, 1999, Year 2000 compliant. Although nothing has come to Siebert's attention which would cause it to believe that the assurances it has received are not accurate, the failure of one or more critical systems to be Year 2000 compliant could have a material adverse effect on the results of its operations. Siebert intends to test all critical systems during 1999. The costs incurred to date and in the future relating to this issue are not expected to be material in the aggregate.

IMPACT OF INFLATION

         General inflation in the economy increases operating expenses of most businesses. The Company has provided compensation increases generally in line with the inflation rate and incurred higher prices for goods and services. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on the Company's operating results, but there can be no assurance that this will continue to be so in the future. See "Description of Business-Certain Risks Relating to Market Conditions."

NEW ACCOUNTING PRINCIPLES

         During 1997, and 1998, the Financial Accounting Standards Board issued the following account standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132) and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities. The Company does not expect any material effect from adoption of SFAS Nos. 131, 132 and 133. The Company will report comprehensive income as a component of equity. During the year ended December 31, 1998, the Company did not have any items that would be reportable as a component of comprehensive income other than its net income.

ITEM 7.  FINANCIAL STATEMENTS.

         See financial statements and supplementary data required pursuant to this Item beginning on page F-1 of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are:

Name                          Age     Position
----                          ---     --------
Muriel F.  Siebert            66      Chair of the Board and President


Nicholas P.  Dermigny         41      Executive Vice President and Chief
                                      Operating Officer; Director

Mitchell M.  Cohen            43      Executive Vice President, Chief Financial
                                      Officer and Assistant Secretary

Daniel Iesu                   39      Secretary

Patricia L. Francy            53      Director

Jane H. Macon                 52      Director

         Certain   information   regarding  each  executive  officer's  business
experience is set forth below.

         MURIEL F. SIEBERT has been Chair, President and a director of Siebert since 1967 and the Company since November 8, 1996. The first woman member of the New York Stock Exchange on December 28, 1967, Ms. Siebert served as Superintendent of Banks of the State of New York from 1977 to 1982. She is a director of the New York State Business Council, and the Boy Scouts of Greater New York, and President of the New York Woman's Agenda.

         NICHOLAS P. DERMIGNY has been Executive Vice President and Chief Operating Officer of Siebert since joining the firm in 1989 and the Company since November 8, 1996. Prior to 1993, he was responsible for the retail division. Mr. Dermigny became an officer and director of the Company on November 8, 1996.

         MITCHELL M. COHEN has been Executive Vice President, Chief Financial Officer and Assistant Secretary of Siebert since November 9, 1998. From December 1996 to October 1998, Mr. Cohen served as Chief Financial Officer of Everything's Jake. From May 1994 to November 1996, Mr. Cohen served as Chief Financial Officer of three firms including two broker-dealers. From January 1993 to May 1994, Mr. Cohen was an audit manager for Goldstein, Golub, Kessler & Co. P.C, a public accounting firm. Prior to these positions, Mr. Cohen was Chief Financial Officer of Ehrlich Bober Financial Corp., an investment banking firm listed on the American Stock Exchange.

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

         The Board of Directors has standing Audit and Compensation Committees consisting of Ms. Francy and Ms. Macon with Ms. Siebert serving as a non-voting member.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         To the Company's knowledge, the Company's directors, executive officers and beneficial owners of more than ten percent of the Company's Common Stock are in compliance with the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During 1998, each of Nicholas Dermigny and Daniel Iesu inadvertently did not timely report one transaction on Form 4, which transactions were subsequently reported.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers for services rendered to the Company during the fiscal year ended
December 31, 1998 whose total annual compensation for such year exceeded $100,000 (the "Named Executive Officers").

                                             SUMMARY COMPENSATION TABLE

                                                                                           Long-term
                                                         Annual Compensation              Compensation
                                                -------------------------------------------------------
                                                                                           Securities
                                                                                           Underlying
                                                                            Other Annual     Stock
Name and Principal Position          Year        Salary          Bonus      Compensation    Options
=======================================================================================================
Muriel F.  Siebert                   1998        150,000             --             --            --
Chair and President                  1997        150,000             --             --            --
                                     1996        150,000      2,975,000             --            --

Nicholas P.  Dermigny                1998        185,000        175,000             --        40,000
Executive Vice President and         1997        125,000        187,500             --       200,000
 Chief Operating Officer             1996        125,000        205,000             --            --

Daniel Iesu                          1998         70,000         65,000             --         8,000
Secretary                            1997         50,000         65,000             --        60,000
                                     1996         50,000         53,250             --            --


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

         The Stock Option Plan provides for the grant of options to purchase up to 2,100,000 shares of Common Stock to employees of the Company and its subsidiaries. The Stock Option Plan is administered by a committee of the Board of Directors consisting of Patricia L. Francy and Jane H. Macon (the "Committee") that selects persons to receive awards under the Stock Option Plan, determines the amount of each award and the terms and conditions governing such award, interprets the Stock Option Plan and any awards granted thereunder, establishes rules and regulations for the administration of the Stock Option Plan and takes any other action necessary or desirable for the administration of the Stock Option Plan. The Stock Option Plan may be amended by the Board of Directors as it deems advisable; provided, however, that no amendment will become effective unless approved by the affirmative vote of the Company's shareholders if such approval is necessary for the continued validity of the Stock Option Plan or if the failure to obtain such approval would adversely affect the compliance of the Stock Option Plan under any applicable rule or regulation. No amendment may, without the consent of a participant, impair such participant's rights under any option previously granted under the Stock Option Plan.

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

         The following table sets forth certain summary information concerning individual grants of stock options made during the year ended December 31, 1998 to each of the Company's executive officers named in the Summary Compensation Table.

                                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                               Potential
                                                                                            Realizable Value
                                                                                               At Assumed
                              Number of     % of Total                                      Annual Rates of
                               Shares        Options        Exercise                          Stock Price
                             Underlying     Granted to       or Base                        Appreciation for
                              Options       Employees       Price Per      Expiration          Option Term
Name                          Granted        in 1998         Share            Date          5%          10%
---------------------------  ----------    -----------     ----------      ----------   -------      --------
Muriel F.  Siebert                 --           --               --             --           --            --
Nicholas P.  Dermigny          40,000        31.7%           $2.6875        1/9/08      $67,606      $171,327
Daniel Iesu                     8,000         6.3%           $2.6875        1/9/08      $13,521      $ 34,264
Mitchell M.  Cohen             10,000         7.9%           $6.625        11/9/08      $41,664      $105,585


------------
(1) These amounts represent assumed rates of appreciation in the price of the Company's Common Stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in this table will be achieved.


         The following table sets forth at December 31, 1998 the number of options and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table:


                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                FISCAL YEAR END OPTION VALUES


                             Number of Unexercised Options at     Value of Unexercised In-the-Money
                                         Year End                  Options at Fiscal Year End (1)
                             --------------------------------     ---------------------------------
Name                         Exercisable    Unexercisable         Exercisable        Unexercisable
-----------------            -----------    -------------         -----------        -------------
Muriel F.  Siebert                --              --                  --                   --
Nicholas P.  Dermigny           40,000         200,000             $282,500           $1,397,500
Daniel Iesu                     12,000          56,000             $ 84,750             $392,500
Mitchell M.  Cohen                --            10,000                --                 $27,500


----------
(1) The dollar values have been calculated by determining the difference between the closing price of the Common Stock at December 31, 1998, $9.375, and the exercise prices of the options.

RESTRICTED STOCK AWARD PLAN

         The 1998 Restricted Stock Award Plan (the "Plan"), provides for awards of not more than 60,000 shares of Common Stock, subject to adjustments for stock splits, stock dividends and other changes in the Company's capitalization, to key employees, to be issued either immediately after the award or at a future date. As of December 31, 1998, 38,000 shares of Common Stock under the Plan had been awarded and were outstanding. As provided in the Plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by the Company for the benefit of the recipients, subject to the same restrictions as the award. Such dividends (without interest) are paid to the recipients upon lapse of the restrictions.

         The following table sets forth at December 31, 1998 the number of shares awarded under the Plan to each of the Company's executive officers named in the Summary Compensation Table.


                               LONG-TERM INCENTIVE PLANS B AWARDS
                                       IN LAST FISCAL YEAR


                               Number of Shares, Units or    Performance or Other Period Until
     Name                             Other Rights                 Maturation or Payout
----------------------------   --------------------------    ----------------------------------
     Muriel F.  Siebert                  --                                --

     Nicholas P.  Dermigny               400                             1 year

     Daniel Iesu                         400                             1 year

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of December 31, 1998 by: (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each named executive officer; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names, subject to community property laws where applicable.


                                                           Amount and Nature of
                                                          Beneficial Ownership of    Percentage of
Name and Address of Beneficial Owner (1)                       Common Stock          Common Stock(2)
----------------------------------------                  -----------------------    ---------------

Muriel F.  Siebert (3).................................        20,122,000                95.8%

Nicholas P.  Dermigny (4)..............................            48,800                 *

Daniel Iesu (5)........................................            12,400                 *

Patricia L.  Francy (6)................................            40,000                 *

Jane H.  Macon (6).....................................            40,000                 *

Mitchell M.  Cohen.....................................            10,000                 *

All directors and executive officers as a                                                 *
group (5 persons) (7)..................................        20,263,200                95.8%


----------
*  Less than 1.0%

(1) Except as otherwise noted, the address of the named stockholder is c/o Siebert Financial Corp., 885 Third Avenue, New York, New York 10022.

(2) Percentages computed in accordance with Rule 13d-3 promulgated under the Exchange Act.

(3) Includes 222,000 shares of Common Stock owned by the Muriel F. Siebert Foundation, Inc. as to which shares Ms. Siebert has voting and investment power.

(4) Includes 48,000 shares of Common Stock which Mr. Dermigny has the right to acquire pursuant to a stock option grant.

(5) Includes 12,000 shares of Common Stock which Mr. Iesu has the right to acquire pursuant to a stock option grant.

(6) Consists of 40,000 shares of Common Stock which the director has the right to acquire pursuant to a stock option grant.

(7)      Includes  options to purchase an aggregate of 140,000  shares of Common
         Stock.

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

         In 1998, the Company loaned an aggregate of $4 million to SBS pursuant to Temporary Subordinated Loan Agreements entered into under the rules of the NASD. These loans were subsequently repaid. Siebert holds 49% of the equity interests of SBS.

         The foregoing relationship and transactions have been approved by the Board or a committee of the Board or by the shareholders and, to the extent that such arrangements are available from non-affiliated parties, are on terms no less favorable to the Company than those available from non-affiliated parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements.

         The Financial Statements and Financial Statement Schedules are listed in the accompanying index to financial statements beginning on page F-1 of this report.

         2.       Financial Statement Schedules.

         None.

         3.       Exhibits

         The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(b)      1.       Reports on Form 8-K

         None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----
SIEBERT FINANCIAL CORP.

Report of Independent Auditors                                                     F-1

Consolidated Statements of Financial Condition at December 31, 1998
         and 1997 and Pro Forma Consolidated Statement of Financial
         Condition at December 31, 1998                                            F-2

Consolidated Statements of Income for the years ended December 31, 1998
         and 1997                                                                  F-3

Consolidated Statements of Changes in Stockholders' Equity for the years
         ended December 31, 1998 and 1997                                          F-4

Consolidated Statements of Cash Flows for the
         years ended December 31, 1998 and 1997                                    F-5

Notes to Consolidated Financial Statements                                         F-6

SIEBERT, BRANDFORD, SHANK & CO., LLC

Report of Independent Auditors                                                    F-16

Statement of Financial Condition at December 31, 1998                             F-17

Statement of Operations for the year ended December 31, 1998                      F-18

Statement of Changes in Members' Capital for the year ended December 31, 1998     F-19

Statements of Cash Flows for the year ended December 31, 1998                     F-20

Notes to Financial Statements                                                     F-21

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Siebert Financial Corp.
New York, New York


We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and its wholly owned subsidiary as of December 31, 1998 and December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and its wholly owned subsidiary as of December 31, 1998 and December 31, 1997, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
February 11, 1999

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               PRO FORMA
                                                              DECEMBER 31,        DECEMBER 31,
                                                                  1998      -------------------------
ASSETS                                                          (NOTE A)        1998          1997
                                                              -----------   -----------   -----------

Cash and cash equivalents                                     $13,707,000   $ 6,499,000   $ 4,394,000
Cash equivalents - restricted                                   1,300,000     1,300,000     1,300,000
Receivable from clearing broker                                 2,572,000     2,572,000     2,135,000
Securities owned, at market value                               4,490,000     4,490,000     6,565,000
Secured demand notes receivable from stockholder                2,000,000     2,000,000     2,000,000
Furniture, equipment and leasehold improvements, net              657,000       657,000       476,000
Investment in affiliate                                         1,572,000     1,572,000       392,000
Deferred financing costs                                                        270,000
Prepaid expenses and other assets                                 850,000       850,000       620,000
                                                              -----------   -----------   -----------

                                                              $27,148,000   $20,210,000   $17,882,000
                                                              ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value           $   567,000   $   567,000   $ 2,038,000
Accounts payable and accrued liabilities                        2,688,000     2,688,000     3,172,000
                                                              -----------   -----------   -----------

                                                                3,255,000     3,255,000     5,210,000
                                                              -----------   -----------   -----------

Commitments and contingent liabilities

Subordinated borrowings payable to stockholder                  3,000,000     3,000,000     3,000,000
                                                              -----------   -----------   -----------

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
   21,965,960 (pro forma) and 21,004,960 shares outstanding
   at December 31, 1998 and 20,950,440 shares outstanding
   at December 31, 1997                                           219,000       209,000       209,000
Additional paid-in capital                                     13,642,000     6,714,000     6,585,000
Retained earnings                                               7,032,000     7,032,000     2,878,000
                                                              -----------   -----------   -----------

                                                               20,893,000    13,955,000     9,672,000
                                                              -----------   -----------   -----------

                                                              $27,148,000   $20,210,000   $17,882,000
                                                              ===========   ===========   ===========



                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                   YEAR ENDED DECEMBER 31,
                                                 -------------------------
                                                     1998          1997
                                                 -----------   -----------
Revenues:
   Commissions and fees                          $19,265,000   $18,880,000
   Investment banking                              3,296,000     4,488,000
   Trading profits                                 1,286,000     1,795,000
   Income from equity investee                     1,180,000
   Interest and dividends                            634,000       705,000
                                                 -----------   -----------

                                                  25,661,000    25,868,000

Expenses:
   Employee compensation and benefits              7,940,000     8,208,000
   Clearing fees, including floor brokerage        2,927,000     4,675,000
   Advertising and promotion                       1,796,000     2,752,000
   Communications                                  1,665,000     1,447,000
   Occupancy                                         601,000       650,000
   Interest                                          327,000       418,000
   Other general and administrative                2,949,000     3,043,000
                                                 -----------   -----------

                                                  18,205,000    21,193,000

Income before provision for income taxes           7,456,000     4,675,000

Provision for income taxes - current               3,143,000     2,057,000
                                                 -----------   -----------

NET INCOME                                       $ 4,313,000   $ 2,618,000
                                                 ===========   ===========

NET INCOME PER SHARE OF COMMON STOCK - BASIC     $       .21   $       .12
NET INCOME PER SHARE OF COMMON STOCK - DILUTED   $       .20   $       .12

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC       20,998,406    20,949,484
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED     21,641,860    20,949,484



                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 COMMON STOCK
                                         ---------------------------
                                            NUMBER                      ADDITIONAL
                                              OF          $.01 PAR        PAID-IN        RETAINED
                                            SHARES          VALUE         CAPITAL        EARNINGS          TOTAL
                                         ------------   ------------   ------------    ------------    ------------
BALANCE - JANUARY 1, 1997                  20,943,588   $    209,000   $  6,614,000    $    278,000    $  7,101,000

Net income                                         --             --             --       2,618,000       2,618,000

Issuance of shares in connection with
   offering, net of expenses                    6,852             --        (29,000)             --         (29,000)

Dividend on common stock ($.02 per
   share)                                          --             --             --         (18,000)        (18,000)
                                         ------------   ------------   ------------    ------------    ------------

BALANCE - DECEMBER 31, 1997                20,950,440        209,000      6,585,000       2,878,000       9,672,000

Net income                                         --             --             --       4,313,000       4,313,000

Issuance of shares in connection with
   Restricted Stock Award Plan, net of
   7,200 shares forfeited                      38,000             --             --              --              --

Non-cash compensation in connection
   with Restricted Stock Award Plan                --             --         91,000              --          91,000

Issuance of shares in connection with
   exercise of employee stock options          16,520             --         38,000              --          38,000

Dividends on common stock ($.12 per
   share)                                          --             --             --        (159,000)       (159,000)
                                         ------------   ------------   ------------    ------------    ------------

BALANCE - DECEMBER 31, 1998                21,004,960        209,000      6,714,000       7,032,000      13,955,000

Issuance of shares in connection with
   rights offering, net of expenses           961,000         10,000      6,928,000              --       6,938,000
                                         ------------   ------------   ------------    ------------    ------------

BALANCE - DECEMBER 31, 1998
   (PRO FORMA)                             21,965,960   $    219,000   $ 13,642,000    $  7,032,000    $ 20,893,000
                                         ============   ============   ============    ============    ============


                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                         --------------------------
                                                                                             1998           1997
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $ 4,313,000    $ 2,618,000
   Adjustments  to  reconcile  net  income  to net cash  provided by operating activities:
      Depreciation and amortization                                                          177,000        157,000
      Income from equity investee                                                         (1,180,000)
      Non-cash compensation                                                                   91,000
      Changes in operating assets and liabilities:
        Net decrease in securities owned, at market value                                  2,075,000      3,552,000
        Net change in receivable from clearing broker                                       (437,000)      (993,000)
        Increase in prepaid expenses and other assets                                       (500,000)      (187,000)
        Net increase (decrease) in securities sold, not yet purchased, at market value    (1,471,000)       590,000
        Increase (decrease) in accounts payable and accrued liabilities                     (563,000)       348,000
                                                                                         -----------    -----------

           Net cash provided by operating activities                                       2,505,000      6,085,000
                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in cash equivalents-restricted                                                             (1,300,000)
   Purchase of furniture, equipment and leasehold improvements                              (358,000)      (182,000)
   Investment in affiliate                                                                                 (392,000)
   Loans to affiliate                                                                     (4,000,000)
   Repayment of loans - affiliate                                                          4,000,000
                                                                                         -----------    -----------
           Net cash used in investing activities                                            (358,000)    (1,874,000)
                                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of shares, net of expenses                                                                      (29,000)
   Proceeds from exercise of options                                                          38,000
   Dividend on common stock                                                                  (80,000)       (18,000)
                                                                                         -----------    -----------

           Net cash used in financing activities                                             (42,000)       (47,000)
                                                                                         -----------    -----------

           Net increase in cash and cash equivalents                                       2,105,000      4,164,000

Cash and cash equivalents - beginning of year                                              4,394,000        230,000
                                                                                         -----------    -----------

Cash and cash equivalents - end of year                                                  $ 6,499,000    $ 4,394,000
                                                                                         ===========    ===========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for:
      Interest                                                                           $   382,000    $   405,000
      Income taxes                                                                       $ 3,522,000    $ 1,796,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends declared                                                                    $    79,000

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

         The municipal bond investment banking business was conducted by the Siebert Brandford Shank division until July 1, 1998. Since that date it is being conducted by Siebert Brandford Shank & Co., LLC ("SBS"), an investee, which is accounted for by the equity method of accounting (see Note B).

         The pro forma statements of financial condition and changes in stockholders' equity at December 31, 1998 give effect to a rights offering which the Company completed on January 15, 1999, in which shareholders received one right to purchase one share of the Company's common stock at $7.50 for each share that they owned as of the record date, July 29, 1998. 961,000 shares were exercised raising $6,938,000, net of expenses of $270,000; the balance expired unexercised.

[2]      SECURITY TRANSACTIONS:

         Security transactions, commissions, revenues and expenses are recorded on a trade date basis.

         Siebert clears all its security transactions through an unaffiliated clearing firm on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for or owe funds or securities to its customers. Those functions are performed by the clearing firm which is highly capitalized.

[3]      INCOME TAXES:

         The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Financial files a consolidated federal income tax return which includes Siebert.

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

[8]      EARNINGS PER SHARE:

         Earnings per basic share are calculated by dividing net income by the weighted average outstanding shares during the period. Earnings per diluted share are calculated by dividing net income by the basic shares and all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 1998, amounts to 643,454 additional shares added to the basic weighted average outstanding shares of 20,998,406. There were no dilutive securities in 1997.

[9]      INVESTMENT BANKING:

         Investment banking revenues include gains and fees, net of syndicate expenses. Investment banking management fees are recorded on offering date, sales concessions on settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

[10]     CASH EQUIVALENTS - RESTRICTED:

         Cash equivalents - restricted represents cash invested in a money market account which is pledged as collateral for a secured demand note in the amount of $1,200,000 executed in favor of SBS.

[11]     ACCOUNTING FOR STOCK OPTIONS:

         The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting for Stock Issued to Employees" using intrinsic values with appropriate disclosures in conformity with the fair values based method of Statement of Financial Accounting Standards No. 123 (See Note G).

NOTE B - INVESTMENT IN AFFILIATE

In March 1997, Siebert and two individuals (the "Principals") formed SBS to succeed to the tax exempt underwriting business of the Siebert Brandford Shank division of Siebert when regulatory requirements permitted. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert. Losses incurred in the amount of approximately $631,000 through June 30, 1998 were recouped by Siebert prior to any profit allocation to the Principals. Siebert invested $392,000 as its share of the members' capital of SBS. Through June 30, 1998, Siebert operated the division's business in accordance with the terms of the agreements with the Principals. Effective July 1, 1998, SBS met the regulatory requirements and commenced operations.

In 1998, the Company loaned an aggregate of $4,000,000 to SBS, which was subsequently repaid, pursuant to Temporary Subordination Agreements.

Summarized financial data of SBS as of December 31, 1998 and for the period July 1, 1998 (commencement of operations) through December 31, 1998 is as follows:

         Total assets                                                          $ 6,234,000
         Total liabilities including subordinated liability of $1,200,000        3,685,000
         Total members' capital                                                  2,549,000
         Total revenues                                                          4,817,000
         Net income                                                              1,750,000

During   1998,   Siebert   charged  SBS   $150,000  for  rent  and  general  and
administrative services, which Siebert believes approximates the cost of furnishing such services.



NOTE C - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated borrowings at December 31, 1998 are payable to the principal stockholder and consist of the following:

                                                                               DECEMBER 31,
                                                                     -------------------------------
                                                                          1998              1997
                                                                     --------------   --------------
          Secured demand note collateral agreement, 4%, due
             December 31, 2000                                       $    2,000,000   $    2,000,000
          Subordinated note, 8%, due January 31, 2000                       500,000          500,000
          Subordinated note, 8%, due October 31, 2000                       500,000          500,000
                                                                     --------------   --------------

                                                                     $    3,000,000   $    3,000,000
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

Interest paid on subordinated borrowings was approximately $160,000 in each of the years ended December 31, 1998 and 1997.

The secured demand note receivable of $2,000,000 at December 31, 1998 and 1997 is collateralized by marketable securities with a market value of approximately $2,227,000 and $2,446,000, respectively.


NOTE D - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

                                                                        DECEMBER 31,
                                                               ----------------------------
                                                                    1998            1997
                                                               ------------    ------------
         Equipment                                             $    882,000    $    639,000
         Leasehold improvements                                     132,000         129,000
         Furniture and fixtures                                      84,000          84,000
                                                               ------------    ------------

                                                                  1,098,000         852,000

         Less accumulated depreciation and amortization             441,000         376,000
                                                               ------------    ------------

                                                               $    657,000    $    476,000
                                                               ============    ============

Depreciation and amortization expense for the years ended December 31, 1998 and 1997 amounted to $177,000 and $157,000, respectively.

NOTE E - INCOME TAXES

Income tax expense consists of the following:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                   1998           1997
                                                              --------------  -------------
        Federal income tax                                    $    2,233,000  $   1,360,000
        State and local income tax                                   910,000        697,000
                                                              --------------  -------------

        Income tax expense                                    $    3,143,000  $   2,057,000
                                                              ==============  =============

A reconciliation between the income tax expense and income taxes computed by applying the statutory Federal income tax rate to income before taxes is as follows:

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                             ------------------------------
                                                                  1998            1997
                                                             ---------------  -------------
Expected income tax provision at statutory Federal tax rate  $    2,535,000   $   1,590,000
State and local taxes, net of Federal tax effect                    718,000         467,000
Effect of refund of prior years' local taxes, net of
   Federal and state tax effect                                    (110,000)
                                                             ---------------  -------------
Income tax expense                                           $    3,143,000   $   2,057,000
                                                             ==============   =============


There are no significant temporary differences which give rise to deferred tax assets or liabilities at December 31, 1998 and 1997.


NOTE F - STOCKHOLDERS' EQUITY

Siebert is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. At December 31, 1998 and 1997, Siebert had net capital of approximately $11,124,000 and $9,052,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

In an offering completed on March 21, 1997, the Company offered to its shareholders with "odd lots" the opportunity to "round up" their shares to the next nearest 100 shares. 6,852 shares were issued with proceeds to the Company of approximately $16,000. Costs related to the offering approximated $45,000.

The principal shareholder waived her right to receive her portion of dividends declared in 1997 and 1998.

On April 7, 1998 the Company split its stock 4 for 1. All share and per share data contained herein have been retroactively adjusted to reflect this stock split.

On January 15, 1999, the Company completed a rights offering in which shareholders received one right to purchase one share of the Company's common stock at $7.50 for each share that they owned; 961,000 rights were exercised raising approximately $7.2 million.

The 1998 Restricted Stock Award Plan (the "Award Plan"), provides for awards of not more than 60,000 shares of the Company's common stock, subject to adjustments for stock splits, stock dividends and other changes in the Company's capitalization, to key employees, to be issued either immediately after the award or at a future date. As provided in the Award Plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by the Company for the benefit of the recipients and are paid upon lapse of the restrictions.

400 shares of the Company's common stock were awarded to each of 110 employees of the Company, as of January 5, 1998. Additional awards of 400 shares were granted to each of three individuals, as of February 20, 1998. The market value at the date of the awards was $2.25 and $5.75, respectively. Subsequently, 7,200 shares were forfeited. The Company recorded a non-cash compensation charge of $91,000 in 1998 relating to the shares awarded under the Award Plan.


NOTE G - OPTIONS

In 1997, the shareholders of the Company approved the 1997 Stock Option Plan (the "Plan"). The Plan authorizes the grant of options to purchase up to an aggregate of 2,100,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code, as amended, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall generally be not less than the fair market value on the date of grant. No option may be granted under the Plan after December 2007.

In March 1997, the Company granted to non-employee directors options to purchase 120,000 shares of the Company's common stock at an exercise price of $2.313 per share. The options expire five years from the date of grant. In May 1997, pursuant to the Plan, the Company granted options to certain of its employees to purchase 799,000 shares of its common stock at an exercise price of $2.313 per share. In November 1997, pursuant to the Plan, the Company granted options to an employee to purchase 40,000 shares of the Company's common stock at an exercise price of $2.219 per share. In February 1998 and November 1998, the Company granted options to purchase 76,000 and 10,000 shares, respectively, of the Company's common stock at exercise prices of $2.688 and $6.625 per share, respectively. All such employee options vest 20% per year for five years and expire ten years from the date of grant.

A summary of the Company's stock option transactions for the year ended December 31, 1998 and 1997 is presented below:

                                           1998                   1997
                                   --------------------   -------------------
                                              WEIGHTED               WEIGHTED
                                              AVERAGE                AVERAGE
                                              EXERCISE               EXERCISE
                                    SHARES     PRICE      SHARES      PRICE
                                   -------    --------    -------    --------
Outstanding - beginning of year    925,200    $   2.31
Granted                             86,000    $   3.15    959,000    $   2.31
Forfeited                         (123,880)   $   2.31    (33,800)   $   2.31
Exercised                          (16,520)   $   2.31
                                   -------                -------

Outstanding - end of year          870,800    $   2.39    925,200    $   2.31
                                   =======                =======

Exercisable at end of year         254,560    $   2.31    120,000    $   2.31

Weighted average fair value of
options granted                          $1.44               $1.18


The following table summarizes information related to options outstanding at December 31, 1997:

                                                OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                              =======================================================    ==============================
                                                 WEIGHTED AVERAGE         WEIGHTED                         WEIGHTED
               RANGE             NUMBER             REMAINING              AVERAGE          NUMBER          AVERAGE
          EXERCISE PRICES     OUTSTANDING        CONTRACTUAL LIFE      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
          ---------------     -----------        ----------------      --------------    -----------    --------------
              $2.31               885,200           8.68 Years             $2.31            120,000          $2.31
              $2.22                40,000           9.85 Years             $2.22                 --
                              -----------                                                ----------

           $2.22 - $2.31          925,200           8.73 Years             $2.31            120,000          $2.31
                              ===========                                                ==========

The following table summarizes information related to options outstanding at December 31, 1998:

                                                OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                               ======================================================    =================================
                                                 WEIGHTED AVERAGE         WEIGHTED                             WEIGHTED
               RANGE              NUMBER            REMAINING             AVERAGE            NUMBER            AVERAGE
          EXERCISE PRICES      OUTSTANDING       CONTRACTUAL LIFE      EXERCISE PRICE     EXERCISABLE       EXERCISE PRICE
          ---------------      -----------       ----------------      --------------     -----------       --------------
               $2.31              792,800             7.59 Years           $2.31              254,560            $2.31
               $2.69               68,000             8.88 Years           $2.69                   --               --
               $6.63                                  9.92 Years           $6.63                                    --
                                   10,000                                                          --
                               ----------                                                 -----------
           $2.31 - $6.63          870,800             7.72 Years           $2.39              254,560            $2.31
                               ==========                                                 ===========            =====

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yields ranging from 0% to 3.3%, expected volatility ranging from 25% to 39%, risk-free interest rates ranging from 4.77% to 6.43%, and expected lives ranging from 5 to 10 years.

The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. The pro forma effect of applying SFAS No. 123 on net income for the years ended December 31, 1998 and 1997 is not necessarily representative of the effects on reported net income for future years due to, among other things,
(1) the vesting period of stock options and (2) the fair value of additional stock options in future years. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards, the Company's net income and earnings per share would have reduced to the pro forma amounts indicated below.

                                                                           YEAR ENDED
                                                                           DECEMBER 31,
                                                                  ---------------------------
                                                                     1998            1997
                                                                  -----------     -----------
         Net Income                           As reported         $4,313,000      $ 2,618,000
                                              Pro forma           $4,098,000      $ 2,397,000

         Net Income Per Share - Basic         As reported            $ .21           $ .12
                                              Pro forma              $ .20           $ .11

         Net Income Per Share - Diluted       As reported            $ .20           $ .12
                                              Pro forma              $ .19           $ .11

At December 31, 1998, 2,079,000 shares of the Company's common stock have been reserved for future issuance under the Plan, the Award Plan and for options granted to directors.

NOTE H - CLEARING AGREEMENT

In 1998, Siebert signed a new one-year agreement with its clearing broker which provides, among other things, for reduced ticket charges and execution fees. Such arrangement provides for retroactive effect at the new rates and resulted in a refund of $1,000,000.


NOTE I - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
         CONCENTRATIONS OF CREDIT RISK

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

Siebert is exposed to the risk of loss on unsettled customer transactions in the event customers and other counterparties are unable to fulfill contractual obligations. Securities transactions entered into as of December 31, 1998 settled with no adverse effect on Siebert's financial condition.


NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

The Company rents office space under long-term operating leases expiring in various periods through 2003. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum rental payments for base rent under these operating leases are as follows:

                 YEAR ENDING
                 DECEMBER 31,                  AMOUNT
                 ------------              --------------

                    1999                   $      445,000
                    2000                          372,000
                    2001                          327,000
                    2002                          313,000
                    2003                          103,000
                                           --------------
                                           $    1,560,000
                                           ==============

Rent  expense,   including   escalations  for  operating   costs,   amounted  to
approximately $527,000 and $424,000 for the years ended December 31, 1998 and 1997, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 1998 and 1997.

Siebert executed a demand note payable in favor of SBS in the amount of $1,200,000 collaterized by approximately $1,300,000 of cash equivalents which are reported as "cash equivalents - restricted". This obligation is not included in the Company's statement of financial condition.


NOTE K - ACQUISITION

In December 1998, the Company signed a letter of intent to purchase 100% of the outstanding common stock of a discount brokerage firm, Andrew Peck & Associates, Inc. for $3.5 million in cash and 563,951 shares of the Company's common stock.


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated statements of financial condition for cash, cash equivalents, receivable from broker, secured demand notes receivable, accounts payable and accrued liabilities and subordinated borrowings approximate fair value due to the short term maturities of those instruments. Securities owned and securities sold, not yet purchased are carried at market value, in accordance with industry practice for broker-dealers in securities.

INDEPENDENT AUDITORS' REPORT

To the Members
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York


We have audited the statement of financial condition of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 1998, and the related statements of operations, changes in members' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




Richard A. Eisner & Company, LLP

New York, New York
February 11, 1999

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

SEE NOTES TO FINANCIAL STATEMENTS
STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 1998

ASSETS
   Cash and cash equivalents                                  $   3,257,835
   Accounts receivable                                              611,477
   Securities owned, at market value                                904,234
   Receivable from affiliate                                         91,268
   Secured demand notes                                           1,200,000
   Furniture, equipment and leasehold improvements, net              79,253
   Other assets                                                      90,208
                                                              -------------

                                                              $   6,234,275
                                                              =============

LIABILITIES AND MEMBERS' CAPITAL
   Liabilities:
      Payable to broker-dealers                               $     794,426
      Accounts payable and accrued expenses                       1,690,189
                                                              -------------

                                                                  2,484,615

      Subordinated debt                                           1,200,000

   Members' capital                                               2,549,660
                                                              -------------

                                                              $   6,234,275
                                                              =============

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998 (COMMENCED OPERATIONS JULY 1, 1998)

REVENUES:
   Investment banking                                $   4,550,435
   Trading profits                                         109,861
   Interest and other                                      156,464
                                                     -------------

                                                         4,816,760
                                                     -------------
EXPENSES:
   Employee compensation and benefits                    2,037,548
   Clearing fees                                            22,475
   Communications                                           89,403
   Occupancy                                               119,304
   Professional fees                                        79,117
   Interest                                                105,937
   General and administrative                              613,316
                                                     -------------

                                                         3,067,100
                                                     -------------

NET INCOME                                           $   1,749,660
                                                     =============

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENT OF CHANGES IN MEMBERS' CAPITAL
YEAR ENDED DECEMBER 31, 1998

BALANCE - JANUARY 1, 1998                                       $  800,000


Net income                                                       1,749,660
                                                                ----------


BALANCE - DECEMBER 31, 1998                                     $2,549,660
                                                                ==========

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1998

CASH FLOWS FORM OPERATING ACTIVITIES:
   Net income                                              $   1,749,660
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                               47,518
      Changes in:
        Securities owned, at market value                       (904,234)
        Accounts receivable                                     (611,477)
        Receivable from affiliate                                 39,418
        Other assets                                             (73,427)
        Accounts payable and accrued expenses                  1,690,189
        Payable to broker-dealers                                794,426
                                                           -------------

           Net cash provided by operating activities           2,732,073
                                                           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (13,534)
                                                           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from affiliate                                   4,000,000
   Repayments to affiliate                                    (4,000,000)

                                                                       0
                                                           -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      2,718,539
Cash and cash equivalents - beginning of year                    539,296
                                                           -------------
CASH AND CASH EQUIVALENTS - END OF YEAR                    $   3,257,835
                                                           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Taxes paid                                              $      82,076
   Interest paid                                           $     105,937


SEE NOTES TO FINANCIAL STATEMENTS

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      ORGANIZATION AND BASIS OF PRESENTATION:

         In October 1996, Napolean Brandford III, Suzanne Shank and Muriel Siebert & Co., Inc. ("Siebert") began a tax exempt underwriting and related trading business, which qualifies as a Minority and Women's Business Enterprise in certain states.

         The business was operated as the Siebert, Brandford, Shank Division of Siebert ("the Division") until July 1, 1998 when regulatory requirements were met and Siebert, Brandford, Shank & Co., L.L.C., ("SBS" or "the Company"), which was formed on March 10, 1997, began operations. Mr. Branford and Ms. Shank collectively own 51% of the members' interests in SBS and Siebert owns the remaining 49%. Prior to July 1, 1998 the Division operated under a business arrangement providing that profits would be shared 51% to Mr. Brandford and Ms. Shank and 49% to Siebert. Siebert recouped losses of $631,000 incurred through June 30, 1998 prior to any profit allocation. The original capital of $800,000 was invested by the members in proportion to their respective profit sharing interests.

[2]      FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET:

         Furniture and equipment is stated at cost and depreciation is calculated using the straight-line method over the lives of the assets, generally five years. Leasehold improvements are amortized over the period of the lease.

[3]      CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash equivalents include money market funds.

[4]      USE OF ESTIMATES:

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

[5]      INCOME TAXES:

         The Company is not subject to federal income taxes. Instead, the members are required to include in their income tax returns their respective share of the Company's income. The Company is subject to tax in certain states and local jurisdictions.


 NOTE B - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated borrowing at December 31, 1998 represents a Secured Demand Note Collateral Agreement, 10% interest due August 31, 2000. Such borrowing is payable to Siebert.

 Subordinated borrowings are available in computing net capital under the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule. To the extent that such borrowing is required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,300,000 at December 31, 1998.


NOTE C - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

 Furniture, equipment and leasehold improvements consist of the following:

       Equipment                                                $   116,952
       Furniture and fixtures                                        17,138
       Leasehold improvements                                        11,706
                                                                -----------

                                                                    145,796
       Less accumulated depreciation and amortization                66,543

                                                                $    79,253
                                                                ===========

NOTE D - NET CAPITAL

 The Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 1998, the Company had net capital of $3,231,000 which was $3,065,000 in excess of its required net capital and its ratio of aggregate indebtedness to net capital was .77 to 1. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).


NOTE E - COMMITMENTS

The Company rents office space under long-term operating leases expiring through 2000. These leases call for base rent plus escalations for taxes and operating expenses. Future minimum rental payments under these operating leases are as follows:

          YEAR                                      AMOUNT
          ----                                    ----------
          1999                                    $   76,000
          2000                                        11,000
                                                  ----------

                                                  $   87,000
                                                  ==========

 Rent expense for 1998 amounted to $105,000.


NOTE F - OTHER

During 1998, the Company was charged $171,000 by Siebert for rent and general and administrative services.

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


                                              Date:  March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                             Title                  Date
         ----                             -----                  ----

/s/ MURIEL F. SIEBERT                                            March 29, 1999
-------------------------
    Muriel F.  Siebert           Chair, President and Director
                                 (principal executive officer)


/s/ NICHOLAS P. DERMIGNY                                         March 29,1999
-------------------------
    Nicholas P.  Dermigny        Executive Vice President,
                                 Chief Operating Officer and
                                 Director

/s/ MITCHELL M. COHEN                                            March 29, 1999
-------------------------
    Mitchell M.  Cohen           Chief Financial Officer
                                 and Assistant Secretary
                                 (principal financial and
                                 accounting officer)


/s/ PATRICIA L. FRANCY                                           March 25, 1999
-------------------------
    Patricia L.  Francy          Director


/s/ JANE H. MACON                                                March 25, 1999
-------------------------
    Jane H. Macon                Director

                                  EXHIBIT INDEX


Exhibit
Number      Description of Exhibit
------      ----------------------

2.1 Plan and Agreement of Merger between J. Michaels, Inc. ("JMI") and Muriel Siebert Capital Markets Group, Inc. ("MSCMG"), dated as of April 24, 1996 ("Merger Agreement") (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

2.2 Amendment No. 1 to Merger Agreement, dated as of June 28, 1996 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

2.3 Amendment No. 2 to Merger Agreement, dated as of September 30, 1996 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

2.4 Amendment No. 3 to Merger Agreement, dated as of November 7, 1996 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

3.1 Certificate of Incorporation of Siebert Financial Corp., formerly known as J. Michaels, Inc. originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31,
            1997)

3.2 By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998)

10.1        Siebert   Financial   Corp.   1998   Restricted   Stock  Award  Plan
            (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1997)

10.2 10(a) Siebert Financial Corp. 1997 Stock Option Plan (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

10.4 LLC Operating Agreement, among Siebert, Brandford, Shank & Co., LLC, Muriel Siebert & Co., Inc., Napoleon Brandford III and Suzanne F. Shank, dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

10.5 Services Agreement, between Siebert, Brandford, Shank & Co., LLC and Muriel Siebert & Co., Inc., dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

10.6        Siebert   Financial   Corp.   1998   Restricted   Stock  Award  Plan
            (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1997)

10.7 Stock Option Agreement, dated March 11, 1997, between the Company and Patricia L. Francy (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)

10.8 Stock Option Agreement, dated March 11, 1997, between the Company and Jane H. Macon (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25,
            1999)

10.9 Stock Option Agreement, dated March 11, 1997, between the Company and Monte E. Wetzler (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25,
            1999)

21 Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998)

23          Consent of Independent Auditors

27          Financial Data Schedule