Form 10-Q
period 1999-03-31
SIEBERT FINANCIAL CORP
filed 1999-05-14
CIK 65596

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File Number 0-5703

                             SIEBERT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

               New York                              11-1796714
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

                   885 Third Avenue, New York, New York 10022
                    (Address of principal executive offices)

                                 (212) 644-2400
              (Registrant's telephone number, including area code)

                         Former address: Not Applicable
                         ------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]        No [ ]

The number of shares of the registrant's common stock outstanding as of May 11, 1999 was 22,194,553.

         UNLESS OTHERWISE INDICATED, ALL INFORMATION IN THIS FORM 10-Q HAS BEEN ADJUSTED TO REFLECT A 4-FOR-1 STOCK SPLIT EFFECTED APRIL 7, 1998 (THE "STOCK SPLIT"). UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" OR "SIEBERT" SHALL MEAN SIEBERT FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARIES.

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


PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                     SIEBERT FINANCIAL CORP. & SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 MARCH 31, 1999  DECEMBER 31,
                                                                                  (UNAUDITED)       1998

ASSETS
Cash and cash equivalents                                                          $16,179,000   $ 6,499,000
Cash equivalents - restricted                                                        1,300,000     1,300,000
Receivable from clearing broker                                                      3,051,000     2,572,000
Securities owned, at market value                                                    4,457,000     4,490,000
Secured demand note receivable from stockholder                                      2,000,000     2,000,000
Furniture, equipment and leasehold improvements, net                                   675,000       657,000
Investment in affiliate                                                              1,115,000     1,572,000
Deferred financing costs                                                                    --       270,000
Deferred tax asset                                                                   1,391,000            --
Prepaid expenses and other assets                                                      953,000       850,000
                                                                                   -----------   -----------

                                                                                   $31,121,000   $20,210,000
                                                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                                $ 1,208,000   $   567,000
Accounts payable and accrued liabilities                                             2,355,000     2,688,000
                                                                                   -----------   -----------

                                                                                     3,563,000     3,255,000
                                                                                   -----------   -----------
Commitments and contingent liabilities

Subordinated borrowings payable to stockholder                                       3,000,000     3,000,000
                                                                                   -----------   -----------

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,194,553 and 21,004,960  issued and outstanding at March 31, 1999 and December
31, 1998,
respectively                                                                           222,000       209,000
Additional paid-in                                                                  16,365,000     6,714,000
capital
Retained earnings                                                                    7,971,000     7,032,000
                                                                                   -----------   -----------

                                                                                    24,558,000    13,955,000
                                                                                   -----------   -----------
                                                                                   $31,121,000   $20,210,000
                                                                                   ===========   ===========


                                See notes to consolidated financial statements

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           -------------------------
                                                               1999          1998
                                                           -----------   -----------
Revenues:
         Commissions and fees                              $ 6,232,000   $ 4,596,000
         Investment banking                                    278,000     1,493,000
         Trading profits                                       242,000       339,000
         Income from equity investee                           176,000            --
         Interest and dividends                                206,000       163,000
                                                           -----------   -----------


                                                             7,134,000     6,591,000
                                                           -----------   -----------

Expenses:
         Employee compensation and benefits                  1,892,000     2,348,000
         Clearing fees, including floor brokerage            1,101,000     1,065,000
         Advertising and promotion                             722,000       450,000
         Communications                                        520,000       409,000
         Occupancy                                             110,000       196,000
         Interest                                               52,000       100,000
         Other general and administrative                      897,000       782,000
                                                           -----------   -----------

                                                             5,294,000     5,350,000
                                                           -----------   -----------

Income before income taxes                                   1,840,000     1,241,000

Provision for income taxes                                     809,000       436,000
                                                           -----------   -----------

Net income                                                 $ 1,031,000   $   805,000
                                                           ===========   ===========

Net income per share of common stock - basic and diluted   $      0.05   $      0.04

Weighted average shares outstanding - basic                 21,922,769    20,992,018

Weighted average shares outstanding - diluted               22,492,822    21,608,615


                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                              ----------------------------
                                                                                                  1999            1998
                                                                                              ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                           $  1,031,000    $    805,000
         Adjustments to reconcile net income to net cash (used in) provided by operating activities:
                           Depreciation and amortization                                            84,000          39,000
            Noncash compensation                                                                        --          25,000
            Utilization of deferred tax asset                                                      809,000              --
            Income from equity investee                                                           (176,000)             --
                           Changes in operating assets and liabilities:
                             Net (increase) decrease in securities owned, at market value           33,000      (4,561,000)

                             Net (increase) decrease in receivable from clearing broker           (479,000)      4,467,000

                             (Increase) decrease in prepaid expenses and other assets              (81,000)       (205,000)

                             Net increase (decrease) in securities sold, not yet purchased,
                               at market value                                                     641,000      (1,656,000)
                             Increase (decrease) in accounts payable and accrued
                               Liabilities                                                        (345,000)        630,000
                                                                                              ------------    ------------

                                    Net cash provided by operating activities                    1,517,000         456,000
                                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of furniture, equipment and leasehold improvements                              (103,000)       (111,000)
         Distribution from equity investee                                                         632,000              --
                                                                                              ------------    ------------

                                    Net cash provided by (used in) investing activities            529,000        (111,000)
                                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Dividend on common stock                                                                  (79,000)        (19,000)
         Proceeds from exercise of options                                                         530,000              --
    Proceeds from rights offering                                                                7,183,000              --
                                                                                              ------------    ------------

                                    Net cash provided by (used in) financing activities          7,634,000         (19,000)
                                                                                              ------------    ------------

                                    Net increase (decrease) in cash and cash equivalents         9,680,000        (586,000)

Cash and cash equivalents - beginning of period                                                  6,499,000       4,394,000
                                                                                              ------------    ------------

Cash and cash equivalents - end of period                                                     $ 16,179,000    $  3,808,000
                                                                                              ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
         Cash paid for:
                  Interest                                                                    $     52,000    $    100,000
             Income taxes                                                                     $    464,000         337,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends declared                                                                               91,000    $     19,000
     Deferred taxes (see note 4)                                                              $  1,391,000              --


                                      See notes to consolidated financial statements.

                                                             5

SIEBERT FINANCIAL CORP. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999
(UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

       The consolidated financial statements include the accounts of Siebert Financial Corp. (the "Company") and its wholly owned subsidiary, Muriel Siebert & Co., Inc. ("MSC"). All material intercompany balances have been eliminated. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly the Company's financial position and results of operations, consisting of normal recurring adjustments, have been included. The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for a full year.

2.   NET CAPITAL:

       MSC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. MSC has elected to use the alternative method, permitted by the rule, which requires that MSC maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) As of March 31, 1999 and December 31, 1998, MSC had net capital of approximately $12,100,000 and $11,124,000, respectively, as compared with net capital requirements of $250,000.

3.   STOCK SPLIT:

       On April 7, 1998, the Company split its stock 4 for 1 in order to comply with the rules of The NASDAQ Stock Market, Inc. relating to listings on the NASDAQ SmallCap Market. All share and per share data contained herein have been retroactively adjusted to reflect this stock split.

4.   DEFERRED TAXES:

       During the quarter ended March 31, 1999 the Company recorded a deferred tax asset of, and increased additional paid-in capital by $ 2,200,000 arising from the deductibility of the difference between the exercise price of the options and the market value of the stock on the dates of exercise of the options. During the quarter ended March 31, 1999 the Company utilized $ 809,000 of the deferred tax asset to offset income taxes payable leaving a balance of $ 1,391,000 at March 31, 1999. The Company believes that it is more likely than not that it will utilize the remaining deferred tax asset and accordingly no valuation allowance has been provided.

5.   CAPITAL TRANSACTIONS:

       On January 15, 1999 the Company issued 961,000 shares of its common stock in connection with a rights offering to its shareholders. Proceeds were $7.50 a share, or approximately $7,200,000. The proceeds after deducting expenses of approximately $250,000 were credited $19,600 to common stock and $7,176,000 to additional paid in capital.

       Employees and directors exercised 227,240 options on common stock during the quarter ended March 31, 1999. Proceeds of the exercises, approximately $530,000, were credited $2,300 to common stock and $528,000 to additional paid in capital. The exercise gave rise to an income tax deduction of $5,000,000 resulting in a deferred income tax asset of $2,200,000, $809,000 was utilized during the quarter ended March 31, 1999. (see Note 4)

6.   SUBSEQUENT EVENT:

       On May 6, 1999, the Company and MSC signed a definitive merger agreement to acquire Andrew Peck Associates, Inc. ("Peck"), a privately held discount brokerage firm located in Jersey City, New Jersey. The shareholders of Peck will receive 600,000 shares of the Company's common stock in exchange for 100% of the stock of Peck. The merger will be accounted as a pooling of interests.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

BUSINESS ENVIRONMENT

         Market conditions during the first three months of 1999 reflected a continuation of the 1996 bull market characterized by record volume, record high market levels and large daily swings in the market averages. Meanwhile, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business, as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company does not impose and also direct their executions to captive market makers. Continued competition from ultra low cost flat fee brokers and broader service offerings from other discount brokers could limit the Company's growth or even lead to a decline in the Company's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

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

CURRENT DEVELOPMENTS

         Siebert's commission per customer trade is trending down as the number of trades executed electronically increases.1 For the year ended December 31, 1998, electronic trades accounted for an average of 25% of all Siebert trades. This trend has continued during 1999, with electronic trading accounting for approximately 36% of all trades during the quarter ended March 31, 1999, and approached 50% during April 1999.

         In May 1999, the Company signed a merger agreement to purchase 100% of the outstanding common stock of a discount brokerage firm, Andrew Peck Associates, Inc. ("Peck"). The closing of the transaction is subject to conditions customary to a transaction of this type, including obtaining all necessary regulatory approvals. Under the merger agreement, the Company is obligated to issue 600,000 shares of its Common Stock to the shareholders of Peck and Peck will be merged into a wholly owned subsidiary of the Company, Muriel Siebert & Co. Inc. After the merger, Peck will cease to exist as a legal entity and all of Peck's employees will become employees of Muriel Siebert & Co. Inc. ("MSC").

         On January 15, 1999, the Company completed a rights offering in which existing stockholders received the right to purchase one share of Common Stock at $7.50 for each share of Common Stock owned of record as of July 29, 1998. Approximately 961,000 shares of

--------
1 Electronic trading includes: SiebertNet, MarketPhone, Siebert OnLine and MobileBroker.

Common Stock were issued pursuant to the rights offering, generating net proceeds to the Company of approximately $7,000,000, after the payment of offering expenses of approximately $250,000.

         In January 1999, the Company, through its clearing agent, unveiled its new interactive palm-top service that allows Siebert clients to make equity trades, receive confirmations, get real-time quotes and alerts, access account data, send and receive e-mail and more - all without a phone or computer. Using the newest wireless two-way interactive beeper technology, this beeper-sized, 4.9-ounce battery-operated device can be programmed to provide instant account updates and quotes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUES. Total revenues for the three months ended March 31, 1999 were $7.1 million, an increase of $543,000, or 8.2%, over the same period in 1998.

         Commission and fee income increased $1.6 million, or 35.6%, over the three months ended March 31, 1998 to $6.2 million due to higher trading volume partially offset by lower commissions earned per trade resulting from the increased use of lower priced electronic trading, reductions on other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of order flow fees. The portion of trades executed electronically continues to increase, representing approximately 36% of trades executed for the quarter ended March 31, 1999.

         Investment banking revenues for the three months ended March 31, 1999 were $277,000, a decrease of $1.2 million, or 81.4% from the three months ended March 31, 1998, as the Company began reporting its investment in, and the operations of, Siebert, Bradford, Shank & Co., L.L.C. ("SBS") using the equity method of accounting in July 1998. Prior to that time, the operations of what is now SBS were fully consolidated with those of Siebert.
SBS generates a majority of its revenues in the tax exempt underwriting area.

         Income from equity investee (SBS) for the three months ended March 31, 1999 increased $176,000, as the Company began accounting for its investment in SBS using the equity method of accounting starting in July 1998.

         Trading profits for the three months ended March 31, 1999 were $242,000, a decrease of $97,000, or 28.6% from the three months ended March 31, 1998, primarily due to reduced income opportunities in the trading of listed bond funds, the firm's principal trading activity, coupled with the treatment of SBS as a separate entity.

         Income from interest and dividends for the three months ended March 31, 1999 was $206,000, an increase of $42,000, or 25.8% from the three months ended March 31, 1998 primarily due to trading strategies which generated lower dividend income, coupled with generally lower interest rates, offset by higher cash balances as a result of the Company's rights offering.

         EXPENSES. Total expenses for the three months ended March 31, 1999 were $5.3 million, a decrease of $56,000, or 1.0% from the three months ended March 31, 1998.

         Employee compensation and benefit costs for the three months ended March 31, 1999 were $1.9 million, a decrease of $457,000, or 19.5% from the three months ended March 31, 1998 primarily due to the treatment of the Company's investment in SBS using the equity method of accounting, thereby decreasing the number of employees on the Company's payroll.

         Clearing and floor brokerage fees for the three months ended March 31, 1999 were $1.1 million, an increase of $36,000, or 3.4% from the three months ended March 31, 1998. The increase was due to increased volume of approximately 107% in executions, offset by a lower ticket charge and execution fees associated with the Company's new clearing agreement with its clearing agent, National Financial Services Corp.

         Advertising and promotion expense for the three months ended March 31, 1999 were $722,000, an increase of $272,000, or 60.6% from the three months ended March 31, 1998 due to a increased level of promotional advertising, including the advertisement of the Company's MobileBroker.

         Communications expense for the three months ended March 31, 1999 was $520,000, an increase of $111,000, or 27.1% from the three months ended March 31, 1998 primarily due to increased quote and news services, coupled with an increase in the general business volume.

         Occupancy costs for the three months ended March 31, 1999 were $110,000, a decrease of $86,000, or 43.8% from the three months ended March 31, 1998 principally due to the treatment of the Company's investment in SBS using the equity method of accounting.

         Interest expense for the three months ended March 31, 1999 was $52,000, a decrease of $45,000, or 48.3% from the three months ended March 31, 1998 primarily due to the decreased use of short positions in proprietary trading activities.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1999 were $897,000, an increase of $115,000, or 14.7% from the three months ended March 31, 1998 primarily due to higher consulting and professional fees.

         TAXES. Provision for income taxes increased for the three months ended March 31, 1999 to $809,000, an increase of $373,000, or 85.6% from the three months ended March 31, 1998 due to an increase in net income before income tax to $1.8 million in the first three months in 1999 over $1.2 million for the same period in 1998, and due to local taxes received during the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Siebert's total assets at March 31, 1999 were $31.1 million, of which $2.0 million took the form of a secured demand note issued by Muriel Siebert bearing interest at an annual rate of 4%. As of March 31, 1999, $23.7 million, or 76.2%, of total assets were regarded by the Company as highly liquid.

         The Company generated a deferred tax asset of $2,200,000 arising from the exercise of directors' and employees' stock options during the quarter ended March 31, 1999. This asset was partially utilized to offset $809,000 of tax liability during the first quarter. The balance will be used to offset future tax liability.

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 1999, Siebert's regulatory net capital was $12.1 million, $11.9 million in excess of its minimum capital requirement of $250,000.

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

NEW ACCOUNTING PRINCIPLES

         During 1997, and 1998, the Financial Accounting Standards Board issued the following account standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132) and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities. The Company does not expect any material effect from adoption of SFAS Nos. 131, 132 and 133. The Company will report comprehensive income as a component of equity. During the year ended December 31, 1998 and the quarter ended March 31, 1999, the Company did not have any items that would be reportable as a component of comprehensive income other than its net income.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FINANCIAL INSTRUMENTS HELD FOR TRADING PURPOSES:

         Through MSC, the Company maintains inventories in exchange-listed and Nasdaq equity securities on both a long and short basis. The fair value of all securities at March 31, 1999 was approximately $4.5 million in long positions and approximately $1.2 million in short positions. The fair value of all securities at March 31, 1998 was approximately $11.1 million in long positions and approximately $382,000 in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value, respectively, is estimated to be approximately $103,000 and $1.0 million, respectively, due to the offset of change in fair value in long and short positions.

FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING:

         Working capital is temporarily invested in dollar denominated money market funds and overnight certificates of deposits. These investments are not subject to material changes in value due to interest rate movements.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5.  OTHER INFORMATION

                  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                  27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         NAME                                TITLE                     DATE

/s/ MURIEL F. SIEBERT              Chair, President and Director    May 13, 1999
-------------------------------    (principal executive officer)
    Muriel F.  Siebert




/s/ MITCHELL M. COHEN                Chief Financial  Officer       May 13, 1999
-------------------------------      and  Assistant Secretary
    Mitchell M.  Cohen               (principal financial and
                                     accounting officer)