Form 10-Q
period 1999-06-30
SIEBERT FINANCIAL CORP
filed 1999-08-13
CIK 65596

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                         Former address: Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of August 11, 1999 was 22,873,565.

     Unless otherwise indicated, all information in this Form 10-Q has been adjusted to reflect a 4-for-1 stock split effected April 7, 1998 (the "Stock Split") and the acquisition on May 28, 1999, of Andrew Peck Associates, Inc. ("Peck") in a transaction accounted for as a pooling of interests. Accordingly, all prior information has been adjusted to include historical statements of the financial position and results of operations of Peck. Unless the context otherwise requires, the "Company" or "Siebert" shall mean Siebert Financial Corp. and its wholly owned subsidiaries.

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

Part I.  Financial Information

Item 1.  Financial Statements

                                       Siebert Financial Corp. & Subsidiary
                                  Consolidated Statements of Financial Condition

                                                                                              June 30, 1999    December 31,
                                                                                                (unaudited)          1998
                                                                                                -----------          ----

Cash and cash equivalents                                                                       $19,653,000        $6,735,000
Cash equivalents - restricted                                                                     1,300,000         1,300,000
Receivable from clearing broker                                                                   2,141,000         2,700,000
Securities owned, at market value                                                                 3,633,000         5,381,000
Secured demand note receivable from stockholder                                                   2,000,000         2,000,000
Furniture, equipment and leasehold improvements, net                                                736,000           675,000
Investment in affiliate                                                                           1,211,000         1,572,000
Deferred financing costs                                                                                  -           270,000
Income taxes receivable                                                                           1,195,000                 -
Prepaid expenses and other assets                                                                   821,000           861,000
                                                                                                -----------        ----------

                                                                                                $32,690,000       $21,494,000
                                                                                                ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                                               $ 216,000          $567,000
Accounts payable and accrued liabilities                                                          3,366,000         3,627,000
                                                                                                -----------        ----------

                                                                                                  3,582,000         4,194,000
                                                                                                -----------        ----------
Commitments and contingent liabilities

Subordinated borrowings payable to stockholder                                                    3,000,000         3,000,000
                                                                                                -----------        ----------

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,873,565 and 21,604,960  issued and  outstanding at June 30, 1999 and
December 31, 1998, respectively                                                                     229,000           215,000
Additional paid-in capital                                                                       17,375,000         6,714,000
Retained earnings                                                                                 9,536,000         7,371,000
                                                                                                -----------        ----------

                                                                                                 27,140,000        14,300,000
                                                                                                -----------        ----------
                                                                                                $32,690,000       $21,494,000
                                                                                                ===========       ===========

                                  See notes to consolidated financial statements

Siebert Financial Corp. & Subsidiary
Consolidated Statements of Income
(unaudited)

                                                                Three Months Ended                        Six Months Ended
                                                            ---------------------------           ------------------------------
                                                                     June 30,                                 June 30,
                                                              1999                 1998                1999                 1998
                                                            ---------        ----------           -----------       -----------
Revenues:
   Commissions and fees                                    $8,053,000       $ 5,844,000           $15,624,000       $11,537,000
   Investment banking                                         371,000         1,473,000               649,000         2,966,000
   Trading profits                                            175,000           428,000               417,000           767,000
    Income from equity investee                               460,000             -                   636,000             -
   Interest and dividends                                     196,000           212,000               479,000           415,000
                                                           -----------        ----------           -----------       -----------
                                                            9,255,000         7,957,000            17,805,000        15,685,000
                                                           -----------        ----------           -----------       -----------

Expenses:
   Employee compensation and benefits                       2,913,000         3,021,000             5,698,000         6,069,000
   Clearing fees, including floor
      brokerage                                             1,387,000           580,000             2,834,000         1,889,000
   Advertising and promotion                                  690,000           399,000             1,412,000           939,000
   Communications                                             651,000           456,000             1,214,000           899,000
   Occupancy                                                  138,000           174,000               214,000           385,000
   Interest                                                    52,000            93,000               104,000           193,000
   Other general and administrative                         1,023,000           829,000             2,088,000         1,665,000
                                                          -----------        ----------           -----------       -----------

                                                            6,854,000         5,552,000            13,564,000        12,039,000
                                                          -----------        ----------           -----------       -----------

Income before income taxes                                  2,401,000         2,405,000             4,241,000         3,646,000

Provision for income taxes                                  1,032,000         1,041,000             1,866,000         1,477,000
                                                          -----------        ----------           -----------       -----------
Net income                                                $ 1,369,000       $ 1,364,000           $ 2,375,000       $ 2,169,000
                                                          ===========       ===========           ===========       ===========

Net income per share of common stock -
    basic and diluted                                          $0.06              $0.06                 $0.10             $0.10

Weighted average shares outstanding -
    basic                                                  22,819,981        21,592,510            22,671,525        21,592,265

Weighted average shares outstanding -
    diluted                                                23,334,646        22,320,690            23,363,789        22,268,630


                See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiary
Consolidated Statements of Cash Flows
(unaudited)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                ---------------------------------------------
                                                                                        1999                      1998
                                                                                ---------------------     -------------------
Cash flows from operating activities:
 Net income                                                                            $2,375,000                $2,169,000
  Adjustments to reconcile net income to net cash (used in) provided by
     Operating activities:
     Depreciation and amortization                                                        173,000                    80,000
     Noncash compensation                                                                       -                    44,000
     Utilization of deferred tax asset                                                  1,841,000                         -
     Income from equity investee                                                        (636,000)                         -
     Changes in operating assets and liabilities:
       Net (increase) decrease in securities owned, at market value                     1,748,000               (4,511,000)
       Net (increase) decrease in receivable from clearing broker                       (559,000)                 3,798,000
       (Increase) decrease in prepaid expenses and other assets                         (114,000)                    15,000
       Net increase (decrease) in securities sold, not yet purchased,
         At market value                                                                (351,000)                    53,000
       Increase (decrease) in accounts payable and accrued
         Liabilities                                                                  (1,216,000)                   346,000
                                                                                    -------------               -----------
      Net cash provided by operating activities                                         4,379,000                 1,994,000
                                                                                    -------------               -----------

Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements                           (170,000)               (3,000,000)
  Distribution from equity investee                                                       997,000                 (165,000)
                                                                                    -------------               -----------
      Net cash provided by (used in) investing activities                                 816,000               (3,165,000)
                                                                                    -------------               -----------
Cash flows from financing activities:
   Dividend on common stock                                                             (181,000)                  (49,000)
   Proceeds from exercise of options                                                      710,000                    15,000
   Proceeds from rights offering                                                        7,183,000                         -
                                                                                    -------------               -----------
             Net cash provided by (used in) financing activities                        7,723,000                  (34,000)
                                                                                    -------------               -----------
             Net increase (decrease) in cash and cash equivalents                      12,918,000               (1,205,000)

Cash and cash equivalents - beginning of period                                         6,735,000                 4,527,000
                                                                                    -------------               -----------
Cash and cash equivalents - end of period                                             $19,653,000                $3,322,000
                                                                                    =============               ===========

Supplemental cash flow disclosures:
   Cash paid for:
   Interest                                                                              $104,000                  $193,000
   Income taxes                                                                          $558,000                 1,498,000

Noncash investing and financing activities:
   Dividends declared                                                                                               $19,000
                                                                                         $119,000
  Deferred taxes (see note 4)                                                           $1,195,000                        -

                       See notes to consolidated financial statements


Siebert Financial Corp. & Subsidiary
Notes to Consolidated Financial Statements
Three Months Ended June 31, 1999
(unaudited)

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

     On May 28, 1999, the Company consummated the acquisition of Andrew Peck Associates, Inc. ("Peck"). Under the terms of the agreement, Peck was merged with and into Siebert and the separate existence of Peck ceased. All of the common stock of Peck outstanding was converted into 600,000 shares of the Company's common stock. The merger is accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Peck for all periods presented.

2.   Net Capital:

     Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) As of June 30, 1999 and December 31, 1998, Siebert had net capital of approximately $14,448,000 and $11,124,000, respectively, as compared with net capital requirements of $250,000.

3.   Stock Split:

     On April 7, 1998, the Company split its stock 4 for 1 in order to comply with the rules of The NASDAQ Stock Market, Inc. relating to listings on the NASDAQ SmallCap Market. All share and per share data contained herein have been retroactively adjusted to reflect this stock split.

4.   Tax Benefit of Stock Option Exercises:

     During the quarters ended June 30, 1999, and March 31, 1999, the Company recorded income taxes receivable of, and increased additional paid-in capital by $836,000 and $2,200,000, respectively, arising from the deductibility of the difference between the exercise price of non qualifying stock options and the market value of the stock on the dates of exercise of the options. The amounts have been utilized to offset currently payable income taxes and the excess has been recorded as income taxes receivable.

5.   Capital Transactions:

     On January 15, 1999 the Company issued 961,000 shares of its common stock in connection with a rights offering to its shareholders. Proceeds were $7.50 a share, or approximately $7,200,000. The proceeds after deducting expenses of approximately $250,000 were credited $19,600 to common stock and $7,176,000 to additional paid in capital.

     Employees and directors exercised 78,020 options on common stock during the quarter ended June 30, 1999 and 227,240 options during the quarter ended March 31, 1999. Proceeds of the exercises, aggregating approximately $710,000 (180,000 for the quarter ended June 30, 1999, and 530,000 for the quarter ended March 31, 1999) were credited $3,000 to common stock and $707,000 to additional paid in capital.

     Pursuant to its 1998 Restricted Stock Award Plan, the Company issued 4,250 shares of its common stock to 87 employees. The aggregate market value of the restricted stock, which vests one year from the date of the grant, was approximately $122,000 which will be charged to expense over the vesting period.

6.   Subsequent Event:

     On August 11,1999, the Company began trading on the NASDAQ National Market, retaining its SIEB trading symbol.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This  discussion   should  be  read  in  conjunction   with  the  Company's
Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

     Market conditions during the first four months of 1999 reflected a continuation of the 1996 bull market characterized by record volume, record high market levels and large daily swings in the market averages while interest rate concerns led to lower trading volume in the markets overall during May and June. Meanwhile, competition has continued to intensify among all types of brokerage firms including discount brokers, as well as from new firms entering the discount brokerage business. Electronic trading continues to account for an increasing amount of trading activity with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of these flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company does not currently impose, and also direct their executions to captive market makers. Continued competition from ultra low cost flat fee brokers and broader service offerings from other discount brokers could limit the Company's growth or even lead to a decline in the Company's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices, such as the advent of decimal pricing and the increasing use of Electronic Crossing Networks, are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

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

Current Developments

     Siebert's commission per customer trade is trending down as the number of trades executed electronically increases.1 For the six months ended June 30, 1999, electronic trades accounted for an average of 40% of all Siebert trades. This trend has continued, with electronic trading accounting for approximately 44% of all trades during the quarter ended June 30, 1999.

     On May 28, 1999, the Company consummated the acquisition of Andrew Peck Associates, Inc. ("Peck"). Under the terms of the acquisition agreement, Peck was merged with and into Siebert and the separate existence of Peck ceased. All of the common stock of Peck outstanding was converted into 600,000 shares of the Company's common stock. The merger is accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Peck for all periods presented.

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

--------

1    Electronic   trading   includes:   SiebertNet(TM),   MarketPhone(TM),   and
     MobileBroker(TM).

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

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenues. Total revenues for the three months ended June 30, 1999 were $9.3 million, an increase of $1.3 million, or 16.3%, over the same period in 1998.

     Commission and fee income increased $2.2 million, or 37.8%, during the three months ended June 30, 1998 to $8.1 million due to higher trading volume, partially offset by lower commissions earned per trade resulting from the increased use of lower priced electronic trading, reductions on other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of order flow fees. The portion of trades executed electronically continues to increase, representing approximately 44% of trades executed for the quarter ended June 30, 1999.

     Investment banking revenues for the three months ended June 30, 1999 were $371,000, a decrease of $1.1 million, or 74.8%, from the three months ended June 30, 1998, as the Company began reporting its investment in, and the operations of, Siebert, Brandford, Shank & Co., L.L.C. ("SBS") using the equity method of accounting in July 1998. Prior to that time, the operations of what is now SBS were fully consolidated with those of Siebert. SBS generates a majority of its revenues in the tax exempt underwriting area.

     Income from equity investee SBS for the three months ended June 30, 1999 increased $460,000, as the Company began accounting for its investment in SBS using the equity method of accounting in July 1998.

     Trading profits for the three months ended June 30, 1999 were $175,000, a decrease of $253,000, or 59.1% from the three months ended June 30, 1998, primarily due to reduced income opportunities in the trading of listed bond funds, the firm's principal trading activity, coupled with the treatment of SBS as a separate entity. In July 1999, management decided to curtail the proprietary trading activity and invest the Company's funds in lower risk investments including money market funds.

     Income from interest and dividends for the three months ended June 30, 1999 was $196,000, a decrease of $16,000, or 7.5%, from the three months ended June 30, 1998 primarily due to trading strategies which generated lower dividend income offset in part by higher cash balances as a result of the Company's rights offering.

     Expenses. Total expenses for the three months ended June 30, 1999 were $6.9 million, an increase of 1.3 million, or 23.5%, from the three months ended June 30, 1998.

     Employee compensation and benefit costs for the three months ended June 30, 1999 were $2.9 million, a decrease of $108,000, or 3.6%, from the three months ended June 30, 1998 primarily due to the treatment of the Company's investment in SBS using the equity method of accounting, thereby decreasing the number of employees on the Company's payroll.

     Clearing and floor brokerage fees for the three months ended June 30, 1999 were $1.4 million, an increase of $807,000, or 139.1% from the three months ended June 30, 1998. The increase was due to the substantially increased volume of tickets executed, approximately 102.2%, coupled in part by a lower per ticket charges and a $750,000 refund in connection with the renegotiated clearing agreement in the 1998 quarter.

     Advertising and promotion expense for the three months ended June 30, 1999 were $690,000, an increase of $291,000, or 72.9% from the three months ended June 30, 1998 due to an increased level of advertising relating to the introduction of the Company's MobileBroker and the Company's enhanced publicity activities in connection with receiving recognition as Smart Money Magazine's #1 Discount Broker.

     Communications expense for the three months ended June 30, 1999 was $651,000, an increase of $195,000, or 42.8%, from the three months ended June 30, 1998 primarily due to increased quote and news services, coupled with an increase in the volume of the Company's general business.

     Occupancy costs for the three months ended June 30, 1999 were $138,000, a decrease of $36,000, or 20.7%, from the three months ended June 30, 1998 principally due to exclusion in 1999 of SBS rent expense.

     Interest expense for the three months ended June 30, 1999 was $52,000, a decrease of $41,000, or 44.1% from the three months ended June 30, 1998 primarily due to the decreased use of short positions in proprietary trading activities coupled with a decreased activity in proprietary trading generally.

     General and Administrative. General and administrative expenses for the three months ended June 30, 1999 were $1.0 million, an increase of $194,000, or 23.4% from the three months ended June 30, 1998 primarily due to higher consulting, professional fees and the treatment of the Company's investment in SBS using the equity method of accounting.

     Taxes. Provision for income taxes decreased for the three months ended June 30, 1999 to $1.0 million a decrease of $9,000, or 1.0% from the three months ended June 30, 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenues. Total revenues for the six months ended June 30, 1999 were $17.8 million, an increase of $2.1 million, or 13.5%, over the same period in 1998.

     Commission and fee income increased $4.1 million, or 35.4%, over the six months ended June 30, 1998 to $15.6 million due to higher trading volume partially offset by lower commissions earned per trade resulting from the increased use of lower priced electronic trading, reductions on other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of order flow fees. The portion of trades executed on the Company's SiebertNet Web site continues to increase, representing approximately 40% of trades executed for the six months ended June 30, 1999.

     Investment banking revenues for the six months ended June 30, 1999 were $649,000, a decrease of $2.3 million, or 78.1% from the six months ended June 30, 1998, as the Company began reporting its investment in, and the operations of, Siebert, Brandford, Shank & Co., L.L.C. ("SBS") using the equity method of accounting in July 1998. Prior to that time, the operations of what is now SBS were fully consolidated with those of Siebert. SBS generates a majority of its revenues in the tax exempt underwriting area.

     Income from equity investee (SBS) for the six months ended June 30, 1999 increased $636,000, as the Company began accounting for its investment in SBS using the equity method of accounting starting in July 1998.

     Trading profits for the six months ended June 30, 1999 were $417,000, a decrease of $350,000, or 45.6%, from the six months ended June 30, 1998, primarily due to reduced income opportunities in the trading of listed bond funds, the firm's principal trading activity, coupled with the treatment of SBS as a separate entity. In July 1999, management decided to curtail the trading activity and invest the Company's funds in lower risk investments including money market funds.

     Income from interest and dividends for the six months ended June 30, 1999 was $479,000, an increase of $64,000, or 15.4%, from the six months ended June 30, 1998 primarily due to higher cash balances as a result of the Company's rights offering.

     Expenses. Total expenses for the six months ended June 30, 1999 were $13.6 million, an increase of $1.5 million, or 12.7%, from the six months ended June 30, 1998.

     Employee compensation and benefit costs for the six months ended June 30, 1999 were $5.7 million, a decrease of $371,000, or 6.1% from the six months ended June 30, 1998 primarily due to the treatment of the Company's investment in SBS using the equity method of accounting, thereby decreasing the number of employees on the Company's payroll.

     Clearing and floor brokerage fees for the six months ended June 30, 1999 were $2.8 million, an increase of $945,000, or 50%, from the six months ended June 30, 1998. The increase was due to increased volume of tickets executed, approximately 102.7%, coupled with by a lower per ticket charges and a $750,000 refund in connection with the a renegotiated clearing agreement in the 1998 period.

     Advertising and promotion expense for the six months ended June 30, 1999 were $1.4 million, an increase of $473,000, or 50.4% from the six months ended June 30, 1998 due to a increased level of advertising of the Company's MobileBroker and the Company's receiving recognition as Smart Money Magazine's #1 Discount Broker.

     Communications expense for the six months ended June 30, 1999 was $1.2 million, an increase of $315,000, or 35.0% from the six months ended June 30, 1998 primarily due to increased quote and news services, coupled with an increase in the general business volume.

     Occupancy costs for the six months ended June 30, 1999 were $214,000, a decrease of $171,000, or 44.4% from the six months ended June 30, 1998 principally due to the exclusion of SBS costs for the current period.

     Interest expense for the six months ended June 30, 1999 was $104,000, a decrease of $89,000, or 46.1% from the six months ended June 30, 1998 primarily due to the decreased use of short positions in proprietary trading activities coupled with decrease activity in Firm trading.

     General and Administrative. General and administrative expenses for the six months ended June 30, 1999 were $2.1 million, an increase of $423,000, or 44.4%, from the six months ended June 30, 1998 primarily due to higher consulting, professional fees and due to the treatment of the Company's investment In SBS using the equity method of accounting.

     Taxes. Provision for income taxes increased for the six months ended June 30, 1999 to $ 1.9 million, an increase of $389,000, or 26.3% from the six months ended June 30, 1998 due to an increase in net income before income taxes to $4.2 million in the first six months in 1999 over $3.6 million for the same period in 1998.

Liquidity and Capital Resources

     The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Siebert's total assets at June 30, 1999 were $32.7 million, of which $2.0 million took the form of a secured demand note issued by Muriel Siebert bearing interest at an annual rate of 4%. As of June 30, 1999, $25.4 million, or 78.6%, of total assets were regarded by the Company as highly liquid.

     The Company generated a tax deduction of $3.0 million arising from the exercise of employees' stock options during the six months ended June 30, 1999. This asset was partially utilized to offset $1.8 million of current tax liability and the balance was recorded as income taxes receivable since it will be used to offset future tax liabilities or to claim a refund of previously paid taxes.

     Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 1999, Siebert's regulatory net capital was $14.4 million, $14.2 million in excess of its minimum capital requirement of $250,000.

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

     The Company utilizes both systems housed primarily on its own computer network and systems housed on the computers of third parties, such as its clearing broker and payroll vendor, to conduct its normal business activities. Some of the systems on its network are proprietary but many are off the shelf programs acquired from vendors. The Company has inventoried those systems it believes are critical to its operations and has received assurances from the developers, vendors and third parties that those systems are, or will be prior to December 31, 1999, Year 2000 compliant. Although nothing has come to the Company's attention which would cause it to believe that the assurances it has received are not accurate, the failure of one or more critical systems to be Year 2000 compliant could have a material adverse effect on the results of its operations. The Company intends to test all critical systems during 1999. The total costs incurred to date and in the future relating to this issue are not expected to be material.

     While the Company believes that its critical hardware and software is Year 2000 compliant, the Company has adopted a contingency plan that addresses our critical systems such as communications, quotes, Internet site and backup trading facility. The plan provides for redundant systems in case our primary systems fail. Our clearing agent, National Financial Services Corporation is not currently certified to be Year 2000 compliant. They have assured us that they will be compliant in the near future and before December 31, 1999. We are developing an alternative option should National Financial Services Corporation miss their target date and expect to complete that plan by the end of October, 1999, should that be necessary. Our inability to make Year 2000 compliant clearing arrangements would have a material adverse effect on our business operations.

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

New Accounting Principles

     During 1997, and 1998, the Financial Accounting Standards Board issued the following account standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132) and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities. The Company does not expect any material effect from adoption of SFAS Nos. 131, 132 and 133. The Company will report comprehensive income as a component of equity. During the year ended December 31, 1998 and the six months ended June 30, 1999, the Company did not have any items that would be reportable as a component of comprehensive income other than its net income.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes:

     Through Siebert, the Company maintains inventories in exchange-listed and Nasdaq equity securities on both a long and short basis. The fair value of all securities at June 30, 1999 was approximately $3.6 million in long positions and approximately $216,000 in short positions. The fair value of all securities at June 30, 1998 was approximately $11.0 million in long positions and approximately $2.1 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value, respectively, is estimated to be approximately $338,000 and $890,000, respectively, due to the offset of change in fair value in long and short positions.

Financial Instruments Held For Purposes Other Than Trading:

     Working capital is generally temporarily invested in dollar denominated money market funds and overnight certificates of deposits. These investments are not subject to material changes in value due to interest rate movements.

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

         Name                         Title                      Date

/s/Muriel F. Siebert         Chair, President and Director       August 12, 1999
---------------------------  (principal executive officer)
Muriel F.  Siebert



/s/Mitchell M. Cohen         Chief Financial Officer             August 12, 1999
---------------------------  and Assistant Secretary
Mitchell M.  Cohen           (principal financial and
                             accounting officer)