Form 10-Q/A
period 1999-06-30
SIEBERT FINANCIAL CORP
filed 1999-08-16
CIK 65596

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

     The Company is filing this amendment to its quarterly report on Form 10-Q filed August 13, 1999 in order to correct a typographical error in that filing. The correct amount for "Accounts Payable and Accrued Liablities" in the Company's Consolidated Statements of Financial Condition should be $2,334,000,rather than $2,550,000. The corrected Consolidated Statements of Financial Condition are contained in this filing.

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

Part I.  Financial Information

Item 1.  Financial Statements

                                       Siebert Financial Corp. & Subsidiary
                                  Consolidated Statements of Financial Condition

                                                                                              June 30, 1999    December 31,
                                                                                                (unaudited)          1998
                                                                                                -----------          ----

Cash and cash equivalents                                                                       $19,653,000        $6,735,000
Cash equivalents - restricted                                                                     1,300,000         1,300,000
Receivable from clearing broker                                                                   2,141,000         2,700,000
Securities owned, at market value                                                                 3,633,000         5,381,000
Secured demand note receivable from stockholder                                                   2,000,000         2,000,000
Furniture, equipment and leasehold improvements, net                                                736,000           675,000
Investment in affiliate                                                                           1,211,000         1,572,000
Deferred financing costs                                                                                  -           270,000
Income taxes receivable                                                                           1,195,000                 -
Prepaid expenses and other assets                                                                   821,000           861,000
                                                                                                -----------        ----------

                                                                                                $32,690,000       $21,494,000
                                                                                                ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                                               $ 216,000          $567,000
Accounts payable and accrued liabilities                                                          2,334,000         3,627,000
                                                                                                -----------        ----------

                                                                                                  2,550,000         4,194,000
                                                                                                -----------        ----------
Commitments and contingent liabilities

Subordinated borrowings payable to stockholder                                                    3,000,000         3,000,000
                                                                                                -----------        ----------

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,873,565 and 21,604,960  issued and  outstanding at June 30, 1999 and
December 31, 1998, respectively                                                                     229,000           215,000
Additional paid-in capital                                                                       17,375,000         6,714,000
Retained earnings                                                                                 9,536,000         7,371,000
                                                                                                -----------        ----------

                                                                                                 27,140,000        14,300,000
                                                                                                -----------        ----------
                                                                                                $32,690,000       $21,494,000
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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

         Name                         Title                      Date

/s/Muriel F. Siebert         Chair, President and Director       August 16, 1999
---------------------------  (principal executive officer)
Muriel F.  Siebert



/s/Mitchell M. Cohen         Chief Financial Officer             August 16, 1999
---------------------------  and Assistant Secretary
Mitchell M.  Cohen           (principal financial and
                             accounting officer)