Form 10-Q
period 1999-09-30
SIEBERT FINANCIAL CORP
filed 1999-11-15
CIK 65596

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of November 8, 1999 was 22,883,005.

         Unless otherwise indicated, all information in this Form 10-Q has been adjusted to reflect a 4-for-1 stock split effected April 7, 1998 (the "Stock Split") and the acquisition on May 28, 1999, of Andrew Peck Associates, Inc. ("Peck") in a transaction accounted for as a pooling of interests. Accordingly, all prior information has been adjusted to include historical statements of the financial position and results of operations of Peck. Unless the context otherwise requires, the "Company" shall mean Siebert Financial Corp. and its wholly owned subsidiary.

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including: changes in general economic and market conditions, fluctuations in trading volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, increases in competition within and without the discount brokerage business through broader services offerings or otherwise, competition from electronic discount brokerage firms offering greater discounts on commissions than the Company, prevalence of a flat fee environment, decline in participation in equity or municipal finance underwritings, decreased ticket volume in the discount brokerage division, limited trading opportunities, increases in expenses, changes in net capital or other regulatory requirements and risks related to the Year 2000.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                        SIEBERT FINANCIAL CORP. & SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          1999              1998
                                                                          ----              ----
                                                                      (UNAUDITED)
ASSETS
Cash and cash equivalents                                                $20,790,000        $6,735,000
Cash equivalents - restricted                                              1,300,000         1,300,000
Receivable from clearing broker                                            2,155,000         2,700,000
Securities owned, at market value                                          2,623,000         5,381,000
Secured demand note receivable from stockholder                                    -         2,000,000
Furniture, equipment and leasehold improvements, net                         735,000           675,000
Investment in affiliate                                                      838,000         1,572,000
Deferred financing costs                                                           -           270,000
Income taxes receivable                                                      729,000                 -
Prepaid expenses and other assets                                          1,081,000           861,000
                                                                         -----------       -----------
                                                                         $30,251,000       $21,494,000
                                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                         $ 46,000          $567,000
Accounts payable and accrued liabilities                                   2,517,000         3,627,000
                                                                         -----------       -----------
                                                                           2,563,000         4,194,000
                                                                         -----------       -----------
Commitments and contingent liabilities

Subordinated borrowings payable to stockholder                                     -         3,000,000
                                                                         -----------       -----------


Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,874,005 and 21,604,960 issued and outstanding at
September 30, 1999 and December 31,1998, respectively                        229,000           215,000
Additional paid-in                                                        17,375,000         6,714,000
capital

Retained earnings                                                         10,084,000         7,371,000
                                                                         -----------       -----------

                                                                          27,688,000        14,300,000
                                                                         -----------       -----------

                                                                         $30,251,000       $21,494,000
                                                                         ===========       ===========



                                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED

                                                  -------------------------------------   -----------------------------------
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                         1999                 1998             1999                 1998
                                                  ---------------     -----------------   --------------      ---------------

Revenues:


   Commissions and fees                               $7,139,000      $  5,866,000           $22,762,000      $ 17,403,000
   Investment banking                                    443,000            77,000             1,093,000         3,043,000
   Trading profits                                       250,000           193,000               668,000           961,000
   Income (loss) from equity investee                   (373,000)         427,000                263,000           427,000
   Interest and dividends                                323,000           269,000               802,000           683,000
                                                      ----------      ------------           -----------      ------------

                                                       7,782,000         6,832,000            25,588,000        22,517,000
                                                      ----------      ------------           -----------      ------------

Expenses:
   Employee compensation and benefits                  2,442,000         2,124,000             8,141,000         8,186,000
   Clearing fees, including floor
      brokerage                                        1,339,000           925,000             4,173,000         2,814,000
   Advertising and promotion                           1,058,000           600,000             2,469,000         1,539,000
   Communications                                        598,000           481,000             1,813,000         1,380,000
   Occupancy                                             140,000           135,000               404,000           462,000
   Interest                                               44,000            75,000               148,000           268,000
   Other general and administrative                    1,052,000           588,000             3,090,000         2,318,000
                                                      ----------      ------------           -----------      ------------
                                                       6,673,000         4,928,000            20,238,000        16,967,000
                                                      ----------      ------------           -----------      ------------

Income before income taxes                             1,109,000         1,904,000             5,350,000         5,550,000

Provision for income taxes                               466,000           829,000             2,307,000         2,306,000
                                                      ----------      ------------           -----------      ------------

Net income                                             $ 643,000      $  1,075,000           $ 3,043,000      $  3,244,000
                                                      ==========      ============           ===========      ============

Net income per share of common stock -
    basic and diluted                                       $0.03           $0.05                  $0.13            $0.15

Weighted average shares outstanding -
    basic                                               22,873,565      21,604,334             22,741,604      21,595,999

Weighted average shares outstanding -
    diluted                                             23,370,233      22,269,704             23,247,901      22,274,383



                                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                        ----------------------------------------
                                                                                            1999                      1998
                                                                                        -----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $3,043,000                $3,244,000
   Adjustments to reconcile net income to net cash (used in) provided by
    Operating activities:
   Depreciation and amortization                                                              310,000                   126,000
                Noncash compensation                                                                -                    68,000
                Utilization of deferred tax asset                                           2,307,000                         -
     Income from equity investee                                                            (263,000)                         -
     Changes in operating assets and liabilities:
       Net (increase) decrease in securities owned, at market value                                                 (2,150,000)
                                                                                            2,758,000
       Net (increase) decrease in receivable from clearing broker                           (545,000)                   386,000
       (Increase) decrease in prepaid expenses and other assets                             (204,000)                   179,000

       Net increase (decrease) in securities sold, not yet purchased,
         at market value                                                                    (521,000)                 1,400,000
       Increase (decrease) in accounts payable and accrued
         Liabilities                                                                      (1,140,000)                   264,000

      Net cash provided by operating activities                                             6,835,000                 3,717,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and leasehold improvements                               (627,000)                 (252,000)
  Distribution from equity investee                                                           997,000                 (427,000)

      Net cash provided by (used in) investing activities                                   6,835,000                 (679,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividend on common stock                                                                 (300,000)                  (80,000)
   Repayment of Subordinated debt                                                         (1,000,000)
   Proceeds from exercise of options                                                          710,000                    39,000
    Proceeds from rights offering                                                           7,183,000                          -
             Net cash provided by (used in) financing activities                            7,723,000                   (41,000)

             Net increase (decrease) in cash and cash equivalents                          14,055,000                (2,997,000)

Cash and cash equivalents - beginning of period                                             6,735,000                  4,527,000


Cash and cash equivalents - end of period                                                 $20,790,000                 $7,524,000

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for:
   Interest                                                                                  $148,000                  $193,000
     Income taxes                                                                            $567,000                 1,498,000

 NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends declared                                                                        $120,000                   $19,000
  Tax benefit from stock options exercise (see note 4)                                     $3,036,000                         _

                      See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


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


2.   NET CAPITAL:

     Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits.) As of September 30, 1999 and December 31, 1998, Siebert had net capital of approximately $ 13.1 million and $11.1 million respectively, as compared with net capital requirements of $250,000.

3.  TAX BENEFIT OF STOCK OPTION EXERCISES:

     During the three quarters ended September 30, 1999, the Company recorded income taxes receivable of, and increased additional paid-in capital by, $3,036,000 arising from the deductibility of the difference between the exercise price of non qualifying stock options and the market value of the stock on the dates of exercise of the options. The amounts have been utilized to offset currently payable income taxes and the excess has been recorded as income taxes receivable.


<

4.   CAPITAL TRANSACTIONS:

     On January 15, 1999 the Company issued 961,000 shares of its common stock in connection with a rights offering to its shareholders. Proceeds were $7.50 a share, or approximately $7,200,000. The proceeds after deducting expenses of approximately $270,000 were credited $19,600 to common stock and $7,176,000 to additional paid in capital.

     During the quarter ended September 30, 1999 no employees or directors exercised any options. Employees and directors exercised options to purchase 78,020 shares of common stock during the quarter ended June 30, 1999 and 227,240 options during the quarter ended March 31, 1999. Proceeds of the exercises, aggregating approximately $710,000 (180,000 for the quarter ended June 30, 1999, and 530,000 for the quarter ended March 31,
     1999) were credited $3,000 to common stock and $707,000 to additional paid in capital.

     Pursuant to its 1998 Restricted Stock Award Plan, the Company issued 4,250 shares of its common stock to 87 employees during the second quarter of 1999. The aggregate market value of the restricted stock, which vests one year from the date of the grant, was approximately $122,000, which is charged to expense over the vesting period.


5.          RELATED PARTY TRANSACTIONS:

     In September 1999, the Company returned $2,000,000 of secured demand notes receivable and $1,000,000 in cash to its Chairwoman and principal shareholder in exchange for the cancellation of $3,000,000 of subordinated notes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

BUSINESS ENVIRONMENT

         Market conditions during the first four months of 1999 reflected a continuation of the 1996 bull market characterized by record volume, record high market levels and large daily swings in the market averages while interest rate concerns coupled with a slower market environment and normal seasonal summer slowdown led to lower trading volume in the markets overall during the third quarter. Meanwhile, competition continued to intensify among all types of brokerage firms including discount brokers, as well as from new firms entering the discount brokerage business. Electronic trading continues to account for an increasing amount of trading activity with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of these flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company does not currently impose, and also direct their executions to captive market makers. Continued competition from ultra low cost flat fee brokers and broader service offerings from other discount brokers could limit the Company's growth or even lead to a decline in the Company's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices, such as the advent of decimal pricing and the increasing use of Electronic Communications Networks, are expected to put continuing pressure on fees earned by discount brokers for the sale of order flow.

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

         In January 1999, the Company, through its clearing agent, unveiled its new interactive palm-top service that allows Siebert clients to make equity trades, receive confirmations, get real-time quotes and alerts, access account data, send and receive e-mail and more; all without a phone or computer. Using the newest wireless two-way interactive beeper technology, this beeper-sized, 4.9-ounce battery-operated device can be programmed to provide instant account updates and real-time quotes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE EONTHS ENDED SEPTEMBER 30, 1998


         REVENUES. Total revenues for the three months ended September 30, 1999 were $7.8 million, an increase of $950,000, or 13.9%, over the same period in 1998.

         Commission and fee income increased $1.3 million, or 21.7%, during the three months ended September 30, 1999 to $7.1 million due to higher trading volume, partially offset by lower commissions earned per trade resulting from the increased use of lower priced electronic trading1, price reductions for other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of order flow fees. The portion of trades executed electronically continues to increase, amounting to approximately 47.9% of trades executed for the quarter ended September 30, 1999 as compared to 19.5% in the quarter ended September 30,1998. Of the electronic trades, 95.2% were executed on the Company's SiebertNet Web site for the quarter ended September 30, 1999 as compared to 79% for the quarter end September 30, 1998.

         Investment banking revenues for the three months ended September 30, 1999 were $443,000, an increase of $366,000, or 475.3%, from the three months ended September 30, 1998. The increase was primarily due to the Company's increased participation in the number of underwritings completed during the quarter.

         The loss from equity investee Siebert, Brandford, Shank & Co., L.L.C. ("SBS") for the three months ended September 30, 1999 was $373,000, compared to net income of $427,000 for the same period in 1998. The decrease was due in part to the decreased number of municipal bond offerings as interest rates trended higher.

         Trading profits for the three months ended September 30, 1999 were $250,000, an increase of $57,000, or 29.5% from the three months ended September 30, 1998. In July 1999, management decided to curtail proprietary trading activity and invest the Company's funds in lower risk investments including money market funds.

         Income from interest and dividends for the three months ended September 30, 1999 was $323,000, an increase of $54,000, or 20.1%, from the three months ended September 30, 1998 primarily due to higher cash balances as a result of the Company's rights offering.

         EXPENSES. Total expenses for the three months ended September 30, 1999 were $6.7 million, an increase of $1.7 million, or 35.4%, from the three months ended September 30, 1998.

         Employee compensation and benefit costs for the three months ended September 30, 1999 were $2.4 million, an increase of $318,000, or 15 %, from the three months ended September 30, 1998.

         Clearing and floor brokerage fees for the three months ended September 30, 1999 were $1.3 million, an increase of $414,000, or 44.8% from the three months ended September 30, 1998. The increase was due to the substantially increased volume of tickets executed, approximately 69%, offset in part by a lower per ticket charges to Siebert.

         Advertising and promotion expenses for the three months ended September 30, 1999 were $1.1 million, an increase of $458,000, or 76.3% from the three months ended September 30, 1998 due primarily to increased spot television advertising and increased media costs.

         Communications expense for the three months ended September 30, 1999 was $598,000, an increase of $117,000, or 24.3%, from the three months ended September 30, 1998 primarily due to increased quote usage by customers and news services offered by the Company coupled with an increase in the volume of the Company business.

1    Electronic   trading   includes   SiebertNet(TM),    MarketPhone(TM),   and
     MobileBroker(TM).

         Occupancy costs for the three months ended September 30, 1999 were $140,000, an increase of $5,000, or 3.7%, from the three months ended September 30, 1998.

         Interest expense for the three months ended September 30, 1999 was $44,000, a decrease of $31,000, or 41.3% from the three months ended September 30, 1998 primarily due to the decreased use of short positions in proprietary trading activities, coupled with a decreased activity in proprietary trading generally. This trading activity was curtailed by management in July 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1999 were $1.1 million, an increase of $464,000, or 78.9% from the three months ended September 30, 1998 primarily due to merger costs in connection with the Peck acquisition, higher consulting fees, and increased fulfillment fees as new account leads increased and the Company outsourced some of its mailings.


         TAXES. Provision for income taxes decreased for the three months ended September 30, 1999 to $466,000 a decrease of $363,000, or 43.8% from the three months ended September 30, 1998, due to lower net income.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Total revenues for the nine months ended September 30, 1999 were $25.6 million, an increase of $3.1 million, or 13.6%, over the same period in 1998.

         Commission and fee income increased $5.4 million, or 30.8%, over the nine months ended September 30, 1998 to $22.7 million due to higher trading volume partially offset by lower commissions earned per trade resulting from the increased use of lower priced electronic trading, price reductions for other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of order flow fees. The portion of trades executed electronically continues to increase, representing approximately 42.8% of trades executed for the nine months ended September 30, 1999 as compared to 15.6% during the nine months ended September 30, 1998. Of the electronic trades, 92% were executed on the Company's SiebertNet Web site for the nine months ended September 30, 1999 as compared to 72% during the nine months ended September 30, 1998.

         Investment banking revenues for the nine months ended September 30, 1999 were $1.1 million, a decrease of $1.9 million, or 64.1% from the nine months ended September 30, 1998, as the Company began reporting its investment in, and the operations of, SBS using the equity method of accounting in July 1998. Prior to that time, the operations of what is now SBS were fully consolidated with those of Siebert. SBS generates a majority of its revenues, from tax exempt securities underwriting.

         The income from equity investee (SBS) for the nine months ended September 30, 1999 was $263,000, a decrease of $164,000, or 38.4%, from the nine months ended September 30, 1998. The decrease reflects higher interest rates, particularly in the third quarter, which resulted in fewer municipal bond offerings.

         Trading profits for the nine months ended September 30, 1999 were $668,000, a decrease of $293,000, or 30.5%, from the nine months ended September 30, 1998, primarily due to reduced income opportunities in the trading of listed bond funds, the firm's principal trading activity, coupled with the exclusion of SBS trading profits in the current nine month period. Additionally, in July 1999, management decided to curtail proprietary trading activity and invest the Company's funds in lower risk investments, including money market funds.

         Income from interest and dividends for the nine months ended September 30, 1999 was $802,000, an increase of $119,000, or 17.4%, from the nine months ended September 30, 1998 primarily due to higher cash balances as a result of the Company's rights offering.

         EXPENSES. Total expenses for the nine months ended September 30, 1999 were $20.2 million, an increase of $3.3 million, or 19.5%, from the nine months ended September 30, 1998.

         Employee compensation and benefit costs for the nine months ended September 30, 1999 were $8.1 million, a decrease of $45,000, or 1.0%, from the nine months ended September 30, 1998 primarily due to the treatment of the Company's investment in SBS using the equity method of accounting, thereby decreasing the number of employees on the Company's payroll.

         Clearing and floor brokerage fees for the nine months ended September 30, 1999 were $4.2 million, an increase of $1.4 million, or 48.3%, from the nine months ended September 30, 1998. The increase was due to increased volume of tickets executed, approximately 90%, offset in part by lower per ticket charges to Siebert. During the 1998 period a refund of $750,000 was recorded in connection with the renegotiated clearing agreement.

         Advertising and promotion expenses for the nine months ended September 30, 1999 were $2.5 million, an increase of $930,000, or 60.4% from the nine months ended September 30, 1998 primarily due to increased spot television advertising and increased media costs.

         Communications expense for the nine months ended September 30, 1999 was $1.8 million, an increase of $433,000, or 31.4% from the nine months ended September 30, 1998 primarily due to increased quote usage by customers and news services offered by the Company, coupled with an increase in the volume of the Company's business.

         Occupancy expenses for the nine months ended September 30, 1999 were $404,000, a decrease of $58,000, or 12.6% from the nine months ended September 30, 1998 principally due to the exclusion of SBS occupancy costs for the current period.

         Interest expense for the nine months ended September 30, 1999 was $148,000, a decrease of $120,000, or 44.8%, from the nine months ended September 30, 1998 primarily due to the decreased use of short positions in proprietary trading activities, coupled with decreased activity in the Company's proprietary trading activities. In July 1999, management decided to curtail proprietary trading activities and invest the Company's funds in lower risk investments including money market funds.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 30, 1999 were $3.1 million, an increase of $772,000, or 33.3%, from the nine months ended September 30, 1998 primarily due to merger costs in connection with the Peck acquisition, higher consulting fees and increased fulfillment fees as new account leads increased and the Company outsourced some of its mailings.

         TAXES. Provision for income taxes increased for the nine months ended September 30, 1999 to $ 2.3 million, an increase of $1,000, from the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Siebert's total assets at September 30, 1999 were $30.2 million. As of September 30, 1999, $25.6 million, or 84.8%, of total assets were regarded by the Company as highly liquid.

         The Company generated a tax deduction of $3.0 million arising from the exercise of employees' stock options during the nine months ended September 30, 1999. This asset was partially utilized to offset $2.3 million of current tax liability and the balance was recorded as income taxes receivable since it will be used to offset future tax liabilities or to claim a refund of previously paid taxes.

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At September 30, 1999, Siebert's regulatory net capital was $ 13.1 million, $12.9 million in excess of its minimum capital requirement of $250,000.

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

         The Company utilizes both systems housed primarily on its own computer network and systems housed on the computers of third parties, such as its clearing broker and payroll vendor, to conduct its normal business activities. Some of the systems on its network are proprietary but many are off the shelf programs acquired from vendors. The Company has inventoried those systems it believes are critical to its operations and has received assurances from the developers, vendors and third parties that those systems are, or will be prior to December 31, 1999, Year 2000 compliant. Although nothing has come to the Company's attention which would cause it to believe that the assurances it has received are not accurate, the failure of one or more critical systems to be Year 2000 compliant could have a material adverse effect on the results of its operations. The Company has tested and continues to test all critical systems during 1999. The total costs incurred to date and in the future relating to this issue are not expected to be material.

         While the Company believes that its critical hardware and software is Year 2000 compliant, the Company has adopted a contingency plan that addresses critical systems such as communications, quotes, Internet site and backup trading facility. The plan provides for redundant systems in case the Company's primary systems fail. The Company's clearing agent, National Financial Services Corporation ("NFSC") is certified as Year 2000 compliant through its parent company, Fidelity Investments. NFSC's inability to operate and the Company's lack of alternative clearing arrangements would have a material adverse effect on our business operations.

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

NEW ACCOUNTING PRINCIPLES

         During 1997, and 1998, the Financial Accounting Standards Board issued the following account standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132) and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities. There was no material effect from the adoption of SFAS 131 and 132 and Company does not expect any material effect from adoption of SFAS Nos. 133, as amended, which is effective for fiscal periods beginning after June 15, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

FINANCIAL INSTRUMENTS HELD FOR TRADING PURPOSES:

         Through Siebert, the Company maintains inventories in exchange-listed and Nasdaq equity securities on both a long and short basis. The fair value of all securities at September 30, 1999 was approximately $2.6 million in long positions and approximately $46,000 in short positions. The fair value of all securities at September 30, 1998 was approximately $4.8 million in long positions and approximately $638,000 in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value, respectively, is estimated to be approximately $258,000 and $412,000, respectively, due to the offset of change in fair value in long and short positions.

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  10.10 Employment Agreement, dated as of April 9, 1999, between the Company and Daniel Jacobson

                  27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         NAME                      TITLE                       DATE
         ----                      -----                       ----

/s/Muriel F. Siebert      Chair, President and Director        November 12, 1999
-----------------------
Muriel F.  Siebert        (principal executive officer)



/s/Mitchell M. Cohen      Chief Financial Officer             November 12, 1999
-----------------------
Mitchell M.  Cohen        and Assistant Secretary
                          (principal financial and
                          accounting officer)