Form 10-K
period 1999-12-31
SIEBERT FINANCIAL CORP
filed 2000-03-29
CIK 65596

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

  [X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

  [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

                          Commission file number 0-5703

                             Siebert Financial Corp.
             (Exact name of registrant as specified in its charter)

                  New York                           11-1796714
--------------------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

   885 Third Avenue, New York , New York                 10022
--------------------------------------------------------------------------------
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number  (212) 644-2400

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
           None                                          None
           ----                                          ----


         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The number of shares of the Registrant's outstanding Common Stock, as of March 17, 2000, was 22,894,745 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based on the closing price of the Common Stock as reported by the NASDQ National Market on March 17, 2000 and the assumption for this computation only that all directors and executive officers are affiliates) was $278,301,800.

         Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2000, incorporated by reference into Parts II and III.

================================================================================

Special Note Regarding Forward-Looking Statements

         Except for historical information contained in this Annual Report on Form 10-K, the matters discussed in this report contain certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that may cause such differences include, but are not limited to: the volume of trading of securities on stock exchanges and in the over-the-counter markets; the method of placing trades by our customers; computer and telephone system failures; the effects of competitors pricing and technology developments, telephone waiting time for servicing of accounts; the effects of industry regulation and changing industry practices, customs; changes in revenues and profit margin due to the cyclical securities markets; the level of spending on advertising and promotion; short or long-term decline in securities prices and trading volumes; and, the effect of losses from customer non-payment of balances due.

                                     PART I

Item 1. BUSINESS

General

         Siebert Financial Corp. (the "Company") is a holding company that conducts all of its business activities in the retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation ("Siebert"). Muriel Siebert, the first woman member of the New York Stock Exchange, is the Chairwoman and President and owns approximately 87% of the outstanding common stock, par value $.01 per share (the "Common Stock") of the Company.

         The Company was ranked first among discount brokerage firms in the July 1999 issue of Smart Money Magazine based in part on Web reliability and customer service and was one of two top ranked, five star on-line brokers in Kiplinger's Personal Finance Magazine's November 1999 issue, based in part upon responsiveness and good executions. In addition, unlike many discount brokerage firms, Siebert offers a wide variety of underwriting and investment banking services. These services offered through its Capital Markets division, include acting as senior manager, co-manager or otherwise participating in the underwriting or sales syndicates of municipal, corporate debt and equity, government agency and mortgage/asset back securities issues.

         Siebert Financial Corp. became a reporting company through a merger, effective on November 8, 1996, with J. Michaels, Inc. ("JMI"), a company incorporated in the State of New York in 1934, with which it was not previously associated.

          Following the merger, JMI's fiscal year was changed to December 31 and its name was changed to Siebert Financial Corp.

Business Overview

         Siebert's principal activity is providing Internet and traditional discount brokerage and related services to retail investors. Through its Capital Markets division, Siebert also offers institutional clients equity execution services on an agency basis as well as equity and fixed income underwriting and investment banking services. The Company believes that it is the largest Woman-Owned Business Enterprise ("WBE") in the capital markets business in the country through Siebert and the largest Minority and Women's Business Enterprise ("MWBE") in the tax-exempt underwriting business in the country through its 49% interest in Siebert,Brandford, Shank & Co., LLC ("SBS"), which was formed in Delaware in 1998.

The Retail Division

         Discount Brokerage and Related Services. Siebert became a discount broker on May 1, 1975, a date that would later come to be known as "May Day." Siebert believes that it has been in business and a member of The New York Stock Exchange, Inc. (the "NYSE") longer than any other discount broker. In 1998 Siebert began to offer its customers access to their accounts through SiebertNet, its Internet website.

         Siebert's focus in its discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including trading with a broker on the telephone or via the Internet, at commissions that are substantially lower than those of full-commission firms and competitive with the national discount brokerage firms. Siebert clears all securities transactions on a fully disclosed basis through National Financial Services Corp. ("NFSC"), a wholly owned subsidiary of Fidelity Investments. NFSC, with over $9 billion in assets, adds state-of-the-art technology as well as back-office experience to the operations of Siebert supplementing Siebert's in-house systems.

         Siebert serves investors who make their own investment decisions. Siebert seeks to assist its customers in their investment decisions by offering a number of value added services, including easy access to account information. The firm provides its customers with information via toll-free 800 service direct to its representatives, Monday through Friday between 7:30 a.m. and 7:30 p.m. Eastern Time. Through its SiebertNet, Mobile Broker, inter-active voice recognition and Siebert MarketPhone services, 24-hour access is available to customers.

         Independent Retail Execution Services. Siebert offers what it believes to be the best possible trade executions for customers. Siebert does not make markets in securities, nor does it position against customer orders. Siebert's listed orders are routed in a manner to afford all customers the opportunity for price improvement on all orders. Through a service called NYSE Prime1, Siebert also has the ability to document to customers all price improvements received on orders executed on the NYSE when orders are filled at better than the National Best Bid/Offer.

         The firm's OTC orders are executed through a network of NASDAQ market makers with no single market maker executing all trades. Additionally, the firm offers customers execution services through the SelectNet2 and Instinet3 systems for an additional fee. These systems give customers access to all Electronic Communication Networks listed on SelectNet and to Instinet before and after regular market hours. Siebert believes that its OTC executions afford its customers the best possible opportunity for consistent price improvement. Siebert does not have any affiliation with market makers and therefore does not execute OTC trades through affiliated market makers.

         Representatives assist clients in buying, selling or shopping for competitive yields of fixed income securities, including municipal bonds, corporate bonds, U.S. Treasuries, mortgage-backed securities, Government Sponsored Enterprises, Unit Investment Trusts or Certificates of Deposit.

         Retail Customer Service. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers, at no additional charge, with personal service via toll-free access to dedicated customer support personnel for all of its products and services. Customer service personnel are located in each branch office of the firm.

--------------------------
1   NYSE Prime is a service mark of the New York Stock Exchange, Inc.
2   SelectNet is a trademark of NASDAQ Stock Market, Inc.
3   Instinet is a trademark of Reuters Group PLC.

         Retirement Accounts. Siebert offers customers a variety of self-directed retirement accounts for which it acts as agent on all transactions. Custodial services are provided through an affiliate of NFSC, the firm's clearing agent, which also serves as trustee for such accounts. Each IRA, SEP IRA, ROTH IRA, 401(k) and KEOGH account can be invested in mutual funds, stocks, bonds and other investments in a consolidated account.

         Customer Financing. Customers margin accounts are carried through Siebert's clearing agent, which lends customers a portion of the market value of certain securities held in the customer's account. Margin loans are collateralized by these securities. Customers may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed.

         In permitting a customer to engage in transactions, Siebert assumes the risk of its customers' failure to meet the customer's obligations in the event of adverse changes in the market value of the securities positions. Both Siebert and its clearing agent reserve the right to set margin requirements higher than those established by the Federal Reserve Board.

         Risk Management. Major risks facing the Company fall into two principal categories: systems and credit. Systems, including communications and trading, are critical to the Company's operations. Although the Company maintains redundancy in certain systems, failures could have a material adverse affect on the Company's operations. Customers who fail to pay for their purchases or who fail to maintain the minimum required collateral for amounts borrowed against securities positions represent the principal credit risk facing the Company

         Information Systems. Siebert's operations rely heavily on information processing and communications systems. The system for processing securities transactions is highly automated. Registered representatives equipped with computer terminals that can access customer account information, obtain securities prices and related information and enter and confirm orders online.

         To support its customer service delivery systems, as well as other applications such as clearing functions, account administration, record keeping and direct customer access to investment information, Siebert maintains a computer network. Through its clearing agent, Siebert's computers are also linked to the major registered United States securities exchanges, the National Securities Clearing Corporation and The Depository Trust Company. Failure of the information processing or communication systems for a significant period of time could limit the ability to process a large volume of transactions accurately and rapidly. This could cause Siebert to be unable to satisfy its obligations to customers and other securities firms, and could result in regulatory violations. External events, such as an earthquake or power failure, loss of external information feeds, such as security price information, as well as internal malfunctions, such as those that could occur during the implementation of system modifications, could render part or all of such systems inoperative.

         To enhance the reliability of the system and integrity of data, Siebert maintains carefully monitored backup and recovery functions. These include logging of all critical files intra-day, duplication and storage of all critical data outside of its central computer site each evening, and trading facilities for backup and communications in each of its branches.

         Credit Management. Siebert has established policies with respect to maximum purchase commitments for new customers or customers with inadequate collateral to support a requested purchase. Managers have some flexibility in the allowance of certain transactions. When transactions occur outside normal guidelines, accounts are monitored closely until their payment obligation is completed; if the customer does not meet the commitment, steps are taken to close out the position and minimize any loss. Siebert has not had significant credit losses in the last five years.

Capital Markets Division

         In 1991, Siebert created its Capital Markets division, which serves as a co-manager, underwriting syndicate member, selling group member on a wide spectrum of securities offerings for corporations and Federal agencies.

         Principal activities of the Capital Markets Division are investment banking and institutional equity execution services.

         During 1996, Siebert formed the Siebert, Brandford, Shank division of the investment banking group to enhance the activities of Siebert's tax exempt underwriting. The operations of the Siebert, Brandford, Shank division were moved on July 1, 1998 to a newly formed entity, SBS. Two individuals, Mr. Napoleon Brandford and Ms. Suzanne F. Shank, own 51% of the equity and are entitled  to 51% of the  net  profits  of SBS and  Siebert  is  entitled  to the balance. SBS has made Siebert a more significant factor in the tax exempt underwriting area, and is expected to enhance Siebert's government and institutional relationships as well as the breadth of products that can be made available to retail clients.

         In addition to occupying a portion of Siebert's existing offices in New York, SBS operates out of offices in San Francisco, Seattle, Houston, Chicago, Detroit, Los Angeles, Washington, DC and Dallas.

         To date, the Siebert, Brandford, Shank division and SBS have co-managed offerings of approximately $63 billion and senior managed offerings of approximately $2.2 billion. Clients include the States of California, Texas and Washington and the Cities of Chicago, Detroit and St. Louis.

         Certain risks are involved in the underwriting of securities. Underwriting syndicates agree to purchase securities at a discount from the initial public offering price. If the securities must be sold below the syndicate cost, an underwriter is exposed to losses on the securities that it has committed to purchase. In the last several years, investment banking firms have increasingly underwritten corporate and municipal offerings with fewer syndicate participants or, in some cases, without an underwriting syndicate. In these cases, the underwriter assumes a larger part or all of the risk of an underwriting transaction. Under Federal securities laws, other laws and court decisions, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered. While municipal securities are exempt from the registration requirements of the Securities Act of 1933, underwriters of municipal securities nevertheless are exposed to substantial potential liability in connection with material misstatements or omissions of fact in the offering documents prepared in connection with offerings of such securities.

 Current Developments.

         On January 15, 1999, the Company completed a rights offering in which existing stockholders received the right to purchase one share of Common Stock at $7.50 for each share of Common Stock owned of record as of July 29,1998. Approximately 961,000 shares of Common Stock were issued pursuant to the rights offering, generating net proceeds to the Company of approximately $7,000,000, after payment of offering expenses of approximately $270,000.

         In January 1999, the Company, through its clearing agent, unveiled its new interactive two-way pager service, MobileBroker that allows customers to make equity trades, receive confirmations, get real-time quotes and alerts, access account data, send and receive e-mail and more. In September 1999, Siebert, through its clearing agent, introduced its voice recognition technology allowing customers to use "natural language" to obtain stock quotes, make trades and check balances.

         Siebert's commission income per customer trade continues to trend down as the number of trades executed on SiebertNet increases. For the year, 1999 SiebertNet trades accounted for approximately 46% of all Siebert retail trades, excluding trades of customers of the Andrew Peck division, because customers of that division do not yet have access to SiebertNet.

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

         On August 11, 1999, the Company's common stock was approved for quotation on the NASDAQ National Market System.


Advertising, Marketing and Promotion

         Siebert develops and maintains its retail customer base through printed advertising in financial publications, broadcast commercials over national and local cable TV channels, as well as promotional efforts and public appearances by Ms. Siebert. Additionally, a significant portion of the firm's new business is developed directly from referrals by satisfied customers.

Competition

         Siebert encounters significant competition from full-commission, online and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations many of which are significantly larger and better capitalized than Siebert. There are currently over 150 online brokerage firms. The general financial success of the securities industry over the past several years has strengthened existing competitors. Siebert believes that such success will continue to attract additional competitors such as banks, insurance companies, providers of online financial and information services and others as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Some such firms are offering their services over the facilities of the Internet and have devoted more resources to and have more elaborate web sites than the Company. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert believes that its main competitive advantages are excellent executions, high quality customer service, responsiveness, cost and products offered and the breadth of product line.

Regulation

         The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Siebert is registered as a broker-dealer with the SEC, the NYSE and the National Association of Securities Dealers ("NASD"). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE which is Siebert's primary regulator with respect to financial and operational compliance. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Siebert is registered as a broker-dealer in 49 states, the District of Columbia and Puerto Rico.

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

         As a registered broker-dealer and NASD member organization, Siebert is required by Federal law to belong to the Securities Investor Protection Corporation ("SIPC") which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. The SIPC is funded through assessments on registered broker-dealers. In addition, Siebert, through its clearing agent, has purchased from private insurers additional account protection up to the net asset value of each account. as defined, for customer securities positions only. Stocks, bonds, mutual funds and money market funds are considered securities and are protected on a share basis for the purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.

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

         Certain States and their Agencies offer preferential treatment to Woman and Minority owned firms. These programs are known as quotas or set-asides. Some of the States are reconsidering the preferential programs. Ms. Siebert believes that, irrespective of the legal requirements, as long as there is a "sensitivity to diversity and competitive equality," opportunities will be available for WBEs and MWBEs.

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

         The firm falls within the provisions of Rule 240.15c3-1(a)(1)(ii) promulgated by the SEC. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the NYSE also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) At December 31, 1999 and 1998, Siebert had net capital of $15.2 million and $11.1 million, respectively, and net capital requirements of $250,000 under Regulation 240.15c3-1(a)(1)(ii). Siebert is not subject to SEC Rule 15c3-3 and claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii). The firm maintains net capital in excess of the SEC Rule 17a-11 requirement.

Employees

         As of March 10, 2000, the Company had approximately 138 employees, five of whom were corporate officers. None of the employees is represented by a union, and the Company believes that relations with its employees are good.

Item 2. PROPERTIES.

         Siebert currently maintains seven retail discount brokerage offices and will shortly open its eighth in Fort Lauderdale. Customers can visit the offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert's activities are conducted by telephone and mail.

Siebert operates its business out of the following fifteen leased offices:



                                                               Approximate           Expiration
                                                              Office Area         Date of Current          Renewal
Location                                                     in Square Feet            Lease                Terms
--------                                                     --------------            -----                -----

Corporate Headquarters, Retail and
Investment Banking Office
885 Third Ave.                                                   7,828 SF             4/30/03               None
New York, NY  10022


Retail Offices                                                   1,000 SF            12/31/00               None
9693 Wilshire Boulevard
Beverly Hills, CA  90212

4400 North Federal Highway                                       1,038 SF             2/28/02               None
Boca Raton, FL  33431

111 Pavonia Avenue
Jersey City, NJ 07310                                                                 6/30/04             Partial
                                                                 7,700 SF               to             5 year option
                                                                                      6/30/06

400 Fifth Avenue - South                                         1,008 SF             4/30/02               None
Naples, FL  33940

240A South County Road                                            770 SF             10/14/00          2 year option
Palm Beach, FL  33480

9569 Harding Avenue                                              1,150 SF         Month to month            None
Surfside, FL  33154



Investment Banking Offices
--------------------------

30 N. LaSalle Street                                             1,613 SF             8/1/02                None
Chicago, IL  60602

1845 Woodall Rodgers Freeway                                      224 SF          Month to month            None
Dallas, TX  75201

400 Renaissance Center                                           1,500 SF         Month to month            None
Detroit, MI  48243

                                                                 1,513 SF             7/29/01               None





                                                               Approximate           Expiration
                                                              Office Area         Date of Current          Renewal
Location                                                     in Square Feet            Lease                Terms
--------                                                     --------------            -----                -----

400 Louisiana
Houston, TX 77002

523 West 6th Street                                              1,138 SF         Month to month            None
Los Angeles, CA  90014
220 Sansome Street                                               3,250 SF         Month to month            None
San Francisco, CA  94104
601 Union
Street                                                            325 SF          Month to month            None
Seattle, WA 98101

1155 Connecticut Avenue                                           300SF           Month to month            None
Washington, DC 20036


         The Company believes that its properties are in good condition and are suitable and adequate for the Company's business operations.

Item 3. LEGAL PROCEEDINGS

         Siebert is involved in various routine litigation that it believes is customary and incidental to its business. In the opinion of management, the ultimate disposition of these actions will not, in the aggregate, have a material adverse effect on its financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         The Company held its annual meeting on December 21, 1999. At that meeting, the following matters were voted on and received the votes indicated:

(1)   Election of Directors         For               Against           Withheld
                                    ---               -------           --------

Muriel F. Siebert                 22,624,612          111,690              1,019

Nicholas P. Dermigny              22,624,612          111,690              1,019

Patricia L. Francy                22,624,612          111,690              1,019

Jane H. Macon                     22,624,612          111,690              1,019

Daniel Jacobson                   22,624,612          111,690              1,019

(2) Ratification and approval of the selection of Richard A. Eisner & Company, LLP as independent auditor for 1999:

                                    For               Against
                                    ---               -------

                                  22,629,628          110,446

                                     PART II

Item 5. PRICE RANGE OF COMMON STOCK

         The Common Stock trades on the NASDAQ National Market System under the symbol "SIEB". The high and low sales prices of the Common Stock reported by NASDAQ SmallCap Market during the following periods were:


                                                          High            Low

    First Quarter - 1998...........................     $12.06           $2.42

    Second Quarter - 1998..........................     $19.00           $7.38

    Third Quarter - 1998...........................     $13.50           $5.75

    Fourth Quarter - 1998..........................     $19.00           $5.75

    First Quarter - 1999...........................     $70.63           $8.50

    Second Quarter - 1999..........................     $58.00          $18.56

    Third Quarter - 1999...........................     $30.44          $14.50

    Fourth Quarter - 1999..........................     $22.84          $13.50

    January 1, 2000 - March 10, 2000...............     $17.00           $9.00


The closing bid price of the Common Stock on the NASDAQ National System on March 16, 2000 was $ 12.375 per share and there were 181 holders of record of the Common Stock.

Dividend Policy

         The Company paid cash dividends of $.04 to its shareholders on January 18, April 15, July 16, and October 29, 1999; and $.0225, $.0225, $.03 and $.03
on March 16, June 23, September 25 and December 30, 1998, respectively. On March 23, 2000, the Company declared a dividend of $.04 payable to shareholders of record on March 31, 2000. Ms. Siebert, as the majority shareholder of the Company, waived her right to receive the dividends declared by the Company to date. The Board of Directors of the Company considers the declaration of dividends quarterly.

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

         On January 15, 1999 the Company completed a rights offering, in which existing shareholders received one right to purchase one share of the Company's common at $7.50 for each share that they owned as of the record date, July 29, 1998. Approximately 961,000 shares were exercised raising approximately $7,000,000, net of expenses of approximately $270,000; the balance expired unexercised. The proceeds will be used to build up and promote the Company's Internet trading service and for general purposes.

         On May 28, 1999, the Company consummated the acquisition of Andrew Peck Associates, Inc. Under the terms of the acquisition agreement, Peck was merged with and into Siebert and the separate existence of Peck ceased. All of the common stock of Peck outstanding was converted into 600,000 shares of the Company's common stock.

Item 6. SELECTED FINANCIAL INFORMATION
           (In thousands except per share data)

                                                                                 Year Ended December 31,
                                                         --------------------------------------------------------------------
                                                             1999         1998         1997         1996         1995
                                                             ----         ----         ----         ----         ----
Income statement data:
Total Revenues...........................................   $36,118      $30,491      $31,266      $29,665      $26,041
Net income (1) ..........................................     4,603        4,313        2,618        1,964          819

Net income per share of common stock (1)
   Basic.................................................       .20          .20          .12          .09          .04
   Diluted...............................................       .20          .19          .12          .09          .04

Weighted average shares outstanding(basic)............... 2,725,452   21,598,406   21,549,484   21,543,588   21,543,588
Weighted average shares outstanding(diluted).............23,238,100   22,241,860   21,549,484   21,543,588   21,543,588
Statement of financial condition data (at year-end):
  Total assets...........................................   $32,305      $21,494      $18,510      $15,354      $16,939
  Total liabilities excluding subordinated borrowings....    $2,851       $4,194       $5,493       $4,918       $9,456
  Subordinated borrowings to majority shareholder........      $  -       $3,000       $3,000       $3,000       $2,000
  Stockholders' equity...................................   $29,454      $14,300      $10,017       $7,446       $5,482


(1) Amounts for 1996 and 1995 give effect to the income taxes that would have been paid if the Company did not elect to be treated as an S Corporation for those years.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

         This discussion should be read in conjunction with the Company's audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

         Market conditions during the first four months of 1999 reflected a continuation of the 1996 bull market characterized by record volume, record high market levels and large daily swings in the market averages, while interest rate concerns coupled with normal seasonal summer slowdown led to lower trading volume in the markets overall during the second and third quarters. The fourth quarter saw a return of the bull market in NASDAQ traded stocks and again brought record high volumes, record high market levels in the technology sector, which substantially outperformed "old economy" stocks.

         Meanwhile, competition continued to intensify among all types of brokerage firms including established discount brokers and new firms entering the on-line brokerage business. Electronic trading continues to account for an increasing amount of trading activity with some firms offering very low or even free flat rate trading execution fees that are difficult for any conventional discount firm to meet. Some of these flat fee or free brokers, however impose asset based charges for services such as mailing, transfers and handling exchanges which the Company does not currently impose, and also direct their executions to captive market makers. Continued competition could limit the Company's growth or even lead to a decline in the Company's customer base, which would adversely affect its results of operations. Industry-wide changes in trading practices, such as the advent of decimal pricing and the increasing use of Electronic Communications Networks, are expected to put continuing pressure on fees earned by discount brokers for the sale of order flow while increasing volatility.

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

Results of Operations

All periods prior to June 30, 1999 have been restated to include the operations of Peck.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenues. Total revenues for 1999 were $36.1 million, an increase of $5.6 million or 18.5%, over 1998. Commission and fee income increased $8.4 million, or 34.9%, over the prior year to $32.5 million due to higher trading volume partially offset by lower commissions earned per trade resulting from the increased lower priced electronic trading, reductions on other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of per share order flow fees. The portion of trades executed on SiebertNet continues to increase, amounting to approximately 46% of retail trades executed for the year ending December 31, 1999 compared to 16% for 1998.

         Investment banking revenues decreased $1.9 million, or 59.6%, from the prior year to $1.3 in 1998, which included investment-banking revenues of SBS for the six months, ended June 30, 1998. SBS generates a majority of its revenues in the tax-exempt underwriting area.

         Income from equity investee decreased $1.1 million or 91.5% from the prior year to $100,000 due in part to the decreased number of municipal bond offerings as interest rates trended higher.

         Trading profits declined $249,000, or 19.4%, from the prior year to $1.0 million primarily due to reduced income opportunities in the trading of listed bond funds, the firm's principal trading activity. Additionally, In July 1999, management curtailed proprietary trading activity and invested the Company's capital in lower risk investments, including money market funds.

         Income from interest and dividends increased $527,000, or 78.7%, from the prior year to $1,197,000 primarily due to higher cash balances as a result of the Company's rights offering.

         Expenses. Total expenses for 1999 were $28.1 million, an increase of $5.1 million, or 22.3%, from the prior year.

         Employee compensation and benefit costs increased $258,000, or 2.4%, from the prior year to $11.2 million primarily due to increase in the Company's headcount, offset in part by the treatment of SBS as a separate entity from July, 1998.

         Clearing and floor brokerage fees increased $1.9 million, or 46.6%, from the prior year to $5.9 million due to increased volume of tickets executed, offset in part by lower per ticket charges. Additionally, the Company received a refund of $1 million in connection with a renegotiated clearing agreement during 1998, the effect of which was to decrease clearing and floor brokerage fees during 1998.

         Advertising and promotion expense increased $1.4 million, or 69.5%, from the prior year to $3.4 million primarily due to increased spot television advertising and increased media costs.

         Communications expense increased $665,000, or 36.8%, over the prior year, to $2.5 million primarily due to increased quote usage by customers and news services offered by the Company, coupled with an increase in the volume of the Company's business.

         Occupancy costs decreased $112,000, or 16.8%, from the prior year to $553,000 principally due to the treatment of SBS as a separate entity from July 1998, partially offset by a lease extension option cancellation fee of approximately $33,000 paid during 1998.

         Interest expense decreased $172,000, or 52.6%, from the prior year to $155,000, primarily due to decreased activity in the Company's proprietary trading accounts. In July 1999, management curtailed proprietary trading activity and invest the Company's capital in lower risk investments, including money market funds.

         General and Administrative. General and administrative expenses increased $1.2 million, or 37.7%, from the prior year to $4.5 million primarily due to merger costs in connection with the acquisition of Peck, higher consulting fees and the cost of outsourcing fulfillment of an increased number of new account leads.

         Taxes. Provision for income taxes increased $191,000, or 6.1%, from the prior year to $3.3 million primarily due to an increase in net income before income tax to $7.9 million in 1999 from $7.5 million in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenues. Total revenues for 1998 were $30.5 million, a decrease of $775,000, or 2.5%, over 1997. Income from equity investee and commission and fee income increased as compared to the prior year partially offset by decreases in investment banking, trading and interest and dividends revenues. Commission and fee income decreased $177,000, or 0.7%, to $24.1 million despite increased trading volume, due to lower commissions earned per trade resulting from the increase of lower priced electronic trading, reductions on other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of order flow fees.

         Investment banking revenues decreased $1.2 million or 26.6% to $3.3 million as the Company's began reporting its investment in, and the operations of, SBS using the equity method of accounting in July 1998. Prior to that time, the operations of what is now SBS were fully consolidated with those of the Company. SBS generates a majority of its revenue in the tax-exempt underwriting area.

         Income from equity investee increased $1.2 million as the Company accounted for its investment on SBS on the equity method starting on July 1, 1998.

         Trading profits declined $509,000, or 28.4% to $1.3 million primarily due to reduced income opportunities in the trading of listed bond funds, the firm's principal trading activity.

         Income from interest and dividends decreased $77,000, or 10.3%, to $670,000 primarily due to trading strategies, which generated lower dividend income, coupled with generally lower interest rates.

         Expenses. Total expenses for 1998 were $23.0 million, a decrease of $3.6, million or 13.4%, from 1997. Communications and general and administrative expenses increased while all other categories decreased.

         Employee compensation and benefit costs decreased $256,000 or, 2.3%, to $10.9 million primarily due to the commencement of SBS as a separate entity, with a commensurate decrease in the number of employees on the Company's payroll.

         Clearing and floor brokerage fees decreased $2.4 million, or 37.0%, to $4.1 million primarily due to the retroactive effect given to the Company's new clearing agreement with its clearing broker which, among other things, reduced ticket charges, execution fees and a resulted in a refund to the Company of $1.0 million.

         Advertising and promotion expense decreased $943,000, or 32.1%, to $2.0 million due to a decreased level of promotional advertising.

         Communications expense increased $161,000, or 9.8%, to $1.8 million primarily due increased quote and news services.

         General and administrative. Occupancy costs decreased $49,000, or 6.9%, to $665,000 principally due to commencement of operations of SBS as a separate entity partially offset by a lease extension option cancellation fee paid during 1998.

         Interest expense decreased $91,000, or 21.8%, to $327,000, primarily due to the decreased use of short positions in proprietary trading activity coupled with generally lower interest rates.

         Other general and administrative expenses remained relatively unchanged at 3.2 million.

         Provision for income taxes increased $1.1 million, or 52.8%, to $3.1 million, primarily due to an increase in net income before income tax to $7.5 million in 1988, partially offset by a refund of local taxes.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Total revenues for 1997 were $31.3 million, an increase of $1.6 million or 5.4% over 1996. Investment banking revenues, trading and interest and dividend revenues increased as compared to the prior year, however, commission and fee income decreased.

         Commission and fee income decreased $1.3 million or 4.9% to $24.2 million due to lower commissions earned per trade resulting from the increase of lower priced electronic trading, price reductions on other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of order flow fees.

         Trading profits increased $854,000 or 90.8% to $1,795,000 primarily due to increased activity in secondary municipal bond trading by the Siebert, Brandford, Shank division and improved trading opportunities in the principal listed bond funds trading activity.

         Interest and dividends increased $54,000 or 7.8% to $747,000 primarily due to trading strategies, which generated greater dividend income.

         Investment banking revenues increased $2.0 million or 77.2% to $4.5 million primarily due to a whole year of tax exempt underwriting activity by the Siebert, Brandford, Shank division in 1997. This division operated for only three months of the year in 1996.

         Total expenses for 1997 were $26.6 million, a decrease of $909,000 or 3.3% over 1996. Both employee compensation and benefits and advertising and promotion decreased. All other categories of costs increased.

         Employee compensation and benefit costs decreased $1.7 million or 13.4% to $11.2 million primarily due to Muriel Siebert's compensation reduction, offset by a full year's worth of compensation for the Siebert, Brandford, Shank division principals, municipal investment banking staff and commission based municipal trading personnel.

         Clearing and brokerage fees increased $165,000 or 2.6% to $6.4 million. Such costs increased due to a higher volume of tickets.

         Advertising and promotion expense decreased $481,000 or 14.1% to $2.9 million due to decreased branch and service promotion; 1996 included several one-time expenses related to branch expansion and on-line trading.

         Communications expense increased $29,000 or 1.8% to $1.6 million as the client base and volume increased, more services were offered directly on-line and from activities of the investment banking staff. These increases were partially offset by telephone contract price reductions.

         Occupancy costs increased $246,000 or 52.6% to $714,000 principally due to a full year's worth of rent in 1997 for new retail and investment banking branch offices opened during 1996.

         Interest expense increased $127,000 or 43.6% to $418,000 primarily due to greater use of margin borrowings and short positions in proprietary trading activity.

         Other general and administrative expenses increased $734,000 or 29.1% to $3.3 million primarily due to travel and entertainment expenses related to the new municipal investment banking staff and a range of miscellaneous costs associated with increased volume.

         Current and pro forma provision for income taxes increased $1.1 million or 116% to $2.1 million while net income for 1997 was $2.6 million, an increase of $1.4 million or 116% over 1996, both proportional to a similar increase in pre-tax income.

Liquidity and Capital Resources

         The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely salable in the open market. Siebert's total assets at December 31, 1999 were $32.3 million. As of December 31, 1999, the Company regarded $28.3 million or 87.6% of total assets as highly liquid.

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 1999, Siebert's regulatory net capital was $15.5 million, $15.2million in excess of its minimum capital requirement of $250,000.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

         Through Siebert, the Company maintains inventories in Exchange-listed and NASDAQ equity securities on both a long and short basis. The fair value of all securities at December 31, 1999 was approximately $2.7 million in long positions and approximately $50,000 in short positions. The fair value of all securities at December 31, 1998 was approximately $5.4 million in long positions and approximately $567,000 in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value, respectively, could be approximately $260,000 and $481,000, respectively, due to the offset of change in fair value in long and short positions.

Financial Instruments Held For Purposes Other Than Trading:

         Working capital is generally temporarily invested in dollar denominated money market funds and overnight certificates of deposits. These investments are not subject to material changes in value due to interest rate movements.

Item 8. FINANCIAL STATEMENTS

              See financial statements and supplementary data required pursuant to this item beginning on page F-1 of this Report on Form 10-K.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          This information is incorporated by reference from the company's definitive proxy statements to be filed pursuant to regulation 14A on or prior to April 30, 2000.

Item 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2000

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2000.

Item 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying
     Exhibit Index.

(b)  Reports on Form 8-K

     None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                          Page
                                                                                          ----

SIEBERT FINANCIAL CORP.

Report of Independent Auditors                                                             F-1

Consolidated Statements of Financial Condition at December 31, 1999 and 1998               F-2

Consolidated Statements of Income for each of the years in the
   three-year period ended December 31, 1999                                               F-3

Consolidated Statements of Changes in Stockholders' Equity for each
   of the years in the three-year period ended December 31, 1999                           F-4

Consolidated Statements of Cash Flows for each of the
   years in the three-year period ended December 31, 1999                                  F-5

Notes to Consolidated Financial Statements                                                 F-6


REPORT OF INDEPENDENT AUDITORS

Board of Directors
Siebert Financial Corp.
New York, New York


We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and its wholly owned subsidiary as of December 31, 1999 and December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and its wholly owned subsidiary as of December 31, 1999 and December 31, 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
February 14, 2000

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Financial Condition

                                                                          December 31,
                                                                          ------------
                                                                    1999               1998
                                                                    ----               ----
ASSETS

Cash and cash equivalents                                 $      22,882,000  $       6,735,000
Cash equivalents - restricted                                     1,300,000          1,300,000
Receivable from clearing broker                                   2,358,000          2,700,000
Securities owned, at market value                                 2,653,000          5,381,000
Secured demand notes receivable from stockholder                                     2,000,000
Furniture, equipment and leasehold improvements, net                729,000            675,000
Investment in and advances to affiliate                           1,097,000          1,572,000
Deferred financing costs                                                               270,000
Prepaid expenses and other assets                                 1,286,000            861,000
                                                          -----------------  -----------------

                                                          $      32,305,000  $      21,494,000
                                                          =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value       $          50,000  $         567,000
Accounts payable and accrued liabilities                          2,801,000          3,627,000
                                                          -----------------  -----------------

                                                                  2,851,000          4,194,000
                                                          -----------------  -----------------

Commitments and contingent liabilities

Subordinated borrowings payable to stockholder                                       3,000,000
                                                                             -----------------

Stockholders' equity:
Common stock, $.01 par value;  49,000,000 shares  authorized,
   22,889,687 shares
   outstanding at December 31,1999
   and 21,604,960 at December 31, 1998                              228,000            215,000
Additional paid-in capital                                       17,582,000          6,714,000
Retained earnings                                                11,644,000          7,371,000
                                                          -----------------  -----------------

                                                                 29,454,000         14,300,000

                                                          $      32,305,000  $      21,494,000
                                                          =================  =================

                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                  1999               1998                1997
                                                                  ----               ----                ----
Revenues:
   Commissions and fees                                 $      32,452,000  $      24,059,000  $      24,236,000
   Investment banking                                           1,332,000          3,296,000          4,488,000
   Trading profits                                              1,037,000          1,286,000          1,795,000
   Income from equity investee                                    100,000          1,180,000                  -
   Interest and dividends                                       1,197,000            670,000            747,000
                                                        -----------------  -----------------  -----------------

                                                               36,118,000         30,491,000         31,266,000
                                                        -----------------  -----------------  -----------------

Expenses:
   Employee compensation and benefits                          11,183,000         10,925,000         11,181,000
   Clearing fees, including floor brokerage                     5,942,000          4,053,000          6,436,000
   Advertising and promotion                                    3,386,000          1,998,000          2,941,000
   Communications                                               2,470,000          1,805,000          1,644,000
   Occupancy                                                      553,000            665,000            714,000
   Interest                                                       155,000            327,000            418,000
   Other general and administrative                             4,492,000          3,262,000          3,257,000
                                                        -----------------  -----------------  -----------------

                                                               28,181,000         23,035,000         26,591,000
                                                        -----------------  -----------------  -----------------

Income before provision for income taxes                        7,937,000          7,456,000          4,675,000

Provision for income taxes - current                            3,334,000          3,143,000          2,057,000
                                                        -----------------  -----------------  -----------------

Net income                                              $       4,603,000  $       4,313,000  $       2,618,000
                                                        =================  =================  =================

Net income per share of common stock - basic                  $.20               $.20                $.12
Net income per share of common stock - diluted                $.20               $.19                $.12

Weighted average shares outstanding - basic                    22,725,452         21,598,406         21,549,484
Weighted average shares outstanding - diluted                  23,238,100         22,241,860         21,549,484

                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders' Equity

                                                        Common Stock
                                                        ------------
                                                    Number                       Additional
                                                      of          $.01 Par        Paid-in          Retained
                                                    Shares         Value          Capital          Earnings           Total
                                                    ------         -----          -------          --------           -----

Balance - January 1, 1997                          21,543,588  $   215,000   $     6,614,000   $      617,000   $    7,446,000

Net income                                                  -            -                 -        2,618,000        2,618,000

Issuance of shares in connection with
   offering, net of expenses                            6,852            -           (29,000)               -          (29,000)

Dividend on common stock ($.02 per
   share)                                                   -            -                 -          (18,000)         (18,000)
                                                -------------  -----------   ---------------   --------------   --------------

Balance - December 31, 1997                        21,550,440      215,000         6,585,000        3,217,000       10,017,000

Net income                                                  -            -                 -        4,313,000        4,313,000

Issuance of shares in connection with
   Restricted Stock Award Plan, net of
   7,200 shares forfeited                              38,000            -                 -                -                -

Non-cash compensation in connection
   with Restricted Stock Award Plan                         -            -            91,000                -           91,000

Issuance of shares in connection with
   exercise of employee stock options                  16,520            -            38,000                -           38,000

Dividends on common stock ($.12 per
   share)                                                   -            -                 -         (159,000)        (159,000)
                                                -------------  -----------   ---------------   --------------   --------------

Balance - December 31, 1998                        21,604,960      215,000         6,714,000        7,371,000       14,300,000

Net income                                                                                          4,603,000        4,603,000

Issuance of shares in connection with
   rights offering, net of expenses                   961,087       10,000         6,919,000                         6,929,000

Issuance of shares in connection
   with Restricted Stock Award Plan,
   net of 850 shares forfeited                          3,400            -                 -                -                -

Non-cash compensation in connection
   with Restricted Stock Award Plan                                                   50,000                            50,000

Issuance of shares in connection with
   exercise of employee stock options                 320,240        3,000           744,000                -          747,000

Tax benefit arising from exercise of
   employer stock options                                                          3,155,000                         3,155,000

Dividends on common stock ($.12 per
   share)                                                   -            -                 -         (330,000)        (330,000)
                                                -------------  -----------   ---------------   --------------   --------------

Balance - December 31, 1999                        22,889,687  $   228,000   $    17,582,000   $   11,644,000   $   29,454,000
                                                =============  ===========   ===============   ==============   ==============

------------------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows


                                                                                             Year Ended December 31,
                                                                                             -----------------------
                                                                                      1999             1998            1997
                                                                                      ----             ----            ----
Cash flows from operating activities:
   Net income                                                                 $     4,603,000   $   4,313,000   $   2,618,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 382,000         184,000         164,000
        Income from equity investee                                                  (100,000)     (1,180,000)
        Non-cash compensation                                                          50,000          91,000
        Tax benefit of employee stock options                                       3,155,000
        Changes in operating assets and liabilities:
           Net decrease in securities owned, at market value                        2,728,000       1,526,000       3,210,000
           Net change in receivable from clearing broker                              342,000        (457,000)       (976,000)
           Increase in prepaid expenses and other assets                             (182,000)       (491,000)       (181,000)
           Net increase (decrease) in securities sold, not yet
              purchased, at market value                                             (517,000)     (1,471,000)        590,000
           Increase (decrease) in accounts payable and accrued
              liabilities                                                            (747,000)         93,000         (16,000)
           Net change in advances to equity investee                                 (514,000)
                                                                              ---------------

                Net cash provided by operating activities                           9,200,000       2,608,000       5,409,000
                                                                              ---------------   -------------   -------------

Cash flows from investing activities:
   Investment in cash equivalents-restricted                                                                       (1,300,000)
   Purchase of furniture, equipment and leasehold improvements                       (318,000)       (358,000)       (205,000)
   Investment in/distributions from affiliate                                         998,000                        (392,000)
   Loans to affiliate                                                                              (4,000,000)
   Repayment of loans - affiliate                                                                   4,000,000
                                                                              ---------------   -------------

                Net cash provided by (used in) investing activities                   680,000        (358,000)     (1,897,000)
                                                                              ---------------   -------------   -------------

Cash flows from financing activities:
   Issuance of shares, net of expenses                                              6,929,000                         (29,000)
   Proceeds from exercise of options                                                  747,000          38,000
   Dividend on common stock                                                          (409,000)        (80,000)        (18,000)
   Repayment of subordinated loan - stockholder                                    (1,000,000)
                                                                              ---------------

                Net cash provided by (used in) financing activities                 6,267,000         (42,000)        (47,000)
                                                                              ---------------   -------------   -------------

Net increase in cash and cash equivalents                                          16,147,000       2,208,000       3,465,000
Cash and cash equivalents - beginning of year                                       6,735,000       4,527,000       1,062,000
                                                                              ---------------   -------------   -------------

Cash and cash equivalents - end of year                                       $    22,882,000   $   6,735,000   $   4,527,000
                                                                              ===============   =============   =============

Supplemental cash flow disclosures:
   Cash paid for:
      Interest                                                                $       155,000   $     382,000   $     405,000
      Income taxes                                                            $       566,000   $   3,522,000   $   1,796,000

Noncash investing and financing activities:
   Dividends declared                                                                           $      79,000
   Tax benefit of employee stock options                                      $     3,155,000
   Return of secured demand note receivable and concellation of
      subordinated notes payable                                              $     2,000,000




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

     On May 28, 1999, the Company consummated a merger with Andrew Peck Associates, Inc. ("Peck"). Under the terms of the agreement, Peck was merged with and into Siebert and the separate existence of Peck ceased. All of the common stock of Peck outstanding was converted into 600,000 shares of the Company's common stock. The merger is accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Peck for all periods presented.

     The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                                         January 1, 1999
                                             Through
                                           May 28, 1999
                                           (unaudited)               1998                  1997
                                           -----------               ----                  ----

                                                                                       <C
         Revenues:
            Company                      $ 12,929,000            $25,661,000           $25,868,000
            Peck                            2,504,000              4,830,010             5,398,000
                                         ------------            -----------           -----------

                                         $ 15,433,000            $30,491,000           $31,266,000
                                         ============            ===========           ===========

         Net income:
            Company                      $ 2,023,000             $4,313,000            $2,618,000
            Peck                                   0                      0                     0
                                         -----------             ----------            ----------

                                         $ 2,023,000             $4,313,000            $2,618,000
                                         ===========             ==========            ==========


       There were no transactions between the Company and Peck prior to the merger.

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

[8]  Earnings per share:

     Earnings per basic share are calculated by dividing net income by the weighted average outstanding shares during the period. Earnings per diluted share are calculated by dividing net income by the basic shares and all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 1999 and 1998 amounted to 512,648 and 643,454 additional shares respectively added to the basic weighted average outstanding shares of 22,725,452 in 1999 and 21,598,406 in 1998. There were no dilutive securities in 1997.

[9]  Investment banking:

     Investment banking revenues include gains and fees, net of syndicate expenses, arising from underwriting syndicates in which the Company participates. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE B - INVESTMENT IN AFFILIATE

In March 1997, Siebert and two individuals (the "Principals") formed SBS to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert when regulatory requirements permitted. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert. Losses incurred in the amount of approximately $631,000 through June 30, 1998 were recouped by Siebert prior to any profit allocation to the Principals. Siebert invested $392,000 as its share of the members' capital of SBS. Through June 30, 1998, Siebert operated the division's business in accordance with the terms of the agreements with the Principals. Effective July 1, 1998, SBS met the regulatory requirements and commenced operations.

In 1998, the Company loaned an aggregate of $4,000,000 to SBS, which was subsequently repaid, pursuant to Temporary Subordination Agreements.

In 1999, Muriel F. Siebert, the Chairwoman of the Company, pledged shares of the Company's common stock to collateralize SBS's obligation under a $5,000,000 Revolving Subordinated Loan Agreement.

Summarized financial data of SBS as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and the period July 1, 1998 (commencement of operations) through December 31, 1998 is as follows:

                                                          1999            1998
                                                          ----            ----

  Total assets                                    $    10,519,000  $   6,234,000
  Total liabilities including subordinated
    liabilities of  $6,200,000 and $1,200,000           9,143,000      3,685,000
  Total members' capital                                1,376,000      2,549,000
  Total revenues                                        6,535,000      4,817,000
  Net income                                              204,000      1,750,000

During 1999 and 1998, Siebert charged SBS $265,000 and $150,000 respectively, for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE C - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated borrowings, which the Company settled in September 1999, were payable to the principal stockholder and consisted of the following at December 31, 1998:

   Secured demand note collateral agreement, 4%, due
      December 31, 2000                                     $     2,000,000
   Subordinated note, 8%, due January 31, 2000                      500,000
   Subordinated note, 8%, due October 31, 2000                      500,000
                                                            ---------------

                                                            $     3,000,000
                                                            ===============

In 1999,  Siebert  returned  $2,000,000 of secured  demand notes  receivable and
$1,000,000  in  cash  in  exchange  for  the   cancellation   of  $3,000,000  of
subordinated notes payable.

The subordinated borrowings were available in computing net capital under the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule.

Interest paid on subordinated borrowings was approximately $120,000 in 1999 and approximately $160,000 in each of the years ended December 31, 1998 and 1997.


NOTE D - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

                                                               December 31,
                                                           1999            1998
                                                           ----            ----

   Equipment                                          $  1,077,000   $   907,000
   Leasehold improvements                                  137,000       132,000
   Furniture and fixtures                                   97,000        84,000
                                                      ------------   -----------

                                                         1,311,000     1,123,000

   Less accumulated depreciation and amortization          582,000       448,000
                                                      ------------   -----------

                                                      $    729,000   $   675,000
                                                      ============   ===========


Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 amounted to $264,000, $184,000 and $164,000, respectively.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE E - INCOME TAXES

Income tax expense consists of the following:

                                                                                       Year Ended December 31,
                                                                                       -----------------------
                                                                                 1999            1998             1997
                                                                                 ----            ----             ----

      Federal income tax                                                 $    2,388,000  $    2,233,000   $    1,360,000
      State and local income tax                                                946,000         910,000          697,000
                                                                         --------------  --------------   --------------

      Income tax expense                                                 $    3,334,000  $    3,143,000   $    2,057,000
                                                                         ==============  ==============   ==============


A reconciliation between the income tax expense and income taxes computed by applying the statutory Federal income tax rate to income before taxes is as follows:

                                                                                       Year Ended December 31,
                                                                                       -----------------------
                                                                                 1999              1998               1997
                                                                                 ----              ----               ----

      Expected income tax provision at statutory Federal
         tax rate                                                        $      2,699,000  $      2,535,000   $      1,590,000
      State and local taxes, net of Federal tax effect                            635,000           718,000            467,000
      Effect of refund of prior years' local taxes, net of
         Federal and state tax effect                                                              (110,000)                 -
                                                                         ----------------  ----------------   ----------------

      Income tax expense                                                 $      3,334,000  $      3,143,000   $      2,057,000
                                                                         ================  ================   ================

There are no significant temporary differences which give rise to deferred tax assets or liabilities at December 31, 1999 and 1998.

In 1999, the Company reduced current taxes payable by $3,155,000 resulting from the deductibility of the difference between the exercise price of nonqualifying stock options granted by the Company and the market value of the stock on the dates of exercise. The tax benefit was recorded as a credit to paid-in capital.


NOTE F - STOCKHOLDERS' EQUITY

Siebert is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. At December 31, 1999 and 1998, Siebert had net capital of approximately $15,475,000 and $11,124,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

In an offering completed on March 21, 1997, the Company offered to its shareholders with "odd lots" the opportunity to "round up" their shares to the next nearest 100 shares. 6,852 shares were issued with proceeds to the Company of approximately $16,000. Costs related to the offering approximated $45,000.

The principal shareholder waived her right to receive her portion of dividends declared in 1997, 1998 and 1999.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements


NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

On April 7, 1998 the Company split its stock 4 for 1. All share and per share data contained herein have been retroactively adjusted to reflect this stock split.

On January 15, 1999, the Company completed a rights offering in which shareholders received one right to purchase one share of the Company's common stock at $7.50 for each share that they owned; approximately 961,000 rights were exercised raising approximately $6,900,000 after the payment of offering expenses of approximately $270,000.

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

During 1998 and 1999, respectively, the Company awarded employees 38,000 and 3,400 shares under the Award Plan, net of forfeiture of 7,200 and 850 shares. The shares, which vest one year from the dates of grant, were valued at market value on the dates of grant and are being charged to expense over the vesting periods. The Company recorded non-cash compensation charges of $91,000 and $50,000 in 1998 and 1999, respectively, relating to the shares awarded under the Award Plan.


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

In May 1997, pursuant to the Plan, the Company granted options to certain of its employees to purchase 799,000 shares of its common stock at an exercise price of $2.313 per share. In November 1997, pursuant to the Plan, the Company granted options to an employee to purchase 40,000 shares of the Company's common stock at an exercise price of $2.219 per share. In February 1998 and November 1998, the Company granted options to purchase 76,000 and 10,000 shares, respectively, of the Company's common stock at exercise prices of $2.688 and $6.625 per share, respectively. During 1999, the Company granted 34,500 options to employees to purchase the Company's common stock at exercise prices ranging from $17.81 to $32.50. All employee options vest 20% per year for five years and expire ten years from the date of grant.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE G - OPTIONS  (CONTINUED)

A summary of the Company's stock option transactions for the three years ended December 31, 1999 is presented below:

                                                     1999                         1998                        1997
                                                     ----                         ----                        ----
                                                          Weighted                     Weighted                    Weighted
                                                           Average                     Average                      Average
                                                          Exercise                     Exercise                    Exercise
                                             Shares         Price         Shares        Price         Shares         Price
                                             ------         -----         ------        -----         ------         -----

     Outstanding - beginning of year          870,800      $ 2.39          925,200      $2.31
     Granted                                   34,500      $27.33           86,000      $3.15          959,000       $2.31
     Forfeited                                (63,360)     $ 2.31         (123,880)     $2.31          (33,800)      $2.31
     Exercised                               (320,240)     $ 2.31          (16,520)     $2.31
                                          -----------                  -----------                 -----------

     Outstanding - end of year                521,700      $ 4.15          870,800      $2.39          925,200       $2.31
                                          ===========                  ===========                 ===========

     Exercisable at end of year                53,840      $ 2.69          254,560      $2.31          120,000       $2.31
                                          ===========

     Weighted average fair value
        of options granted                                 $12.13         $1.44                                      $1.18


The following table summarizes information related to options outstanding at December 31, 1999:

                                                 Options Outstanding                            Options Exercisable
                                                 -------------------                            -------------------
                                                                            Weighted                         Weighted
                Range                             Weighted Average          Average                          Average
              Exercise            Number              Remaining             Exercise         Number          Exercise
               Prices           Outstanding       Contractual Life           Price         Exercisable        Price
               ------           -----------       ----------------           -----         -----------        -----

               $ 2.31              409,200           7.42 Years              $ 2.31
               $ 2.69               68,000           8.08 Years              $ 2.69            53,840         $2.69
               $ 6.63               10,000           8.83 Years              $ 6.63                 -           -
               $17.81                9,500           9.25 Years              $17.81                 -           -
               $24.75                5,000           9.25 Years              $24.75                 -           -
               $32.50               20,000           9.33 Years              $32.50                 -           -
                              ------------                                                -----------

           $2.31 - $32.50          521,700           7.66 Years              $ 4.15            53,840         $2.69
                              ============                                                ===========

The fair  value of stock  options  is  estimated  at the  grant  date  using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions.

                                                  1999       1998       1997
                                                  ----       ----       ----

   Risk free interest rate                        5.11%      5.55%      6.40%
   Expected life of options in years                 3         10       9.37
   Expected dividend yield                         .47%         2%         0%
   Expected volatility                              62%        40%        25%

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE G - OPTIONS  (CONTINUED)

The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. The pro forma effect of applying SFAS No. 123 on net income for the years ended December 31, 1999, 1998 and 1997 is not necessarily representative of the effects on reported net income for future years due to, among other things, (1) the vesting period of stock options and (2) the fair value of additional stock options in future years. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards, the Company's net income and earnings per share would have reduced to the pro forma amounts indicated below.

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                            1999              1998             1997
                                                            ----              ----             ----

   Net Income                        As reported         $4,603,000        $4,313,000       $2,618,000
                                     Pro forma           $4,334,000        $4,098,000       $2,397,000

   Net Income Per Share - Basic      As reported              $.20            $.20             $.12
                                     Pro forma                $.19            $.19             $.11

   Net Income Per Share -Diluted     As reported              $.20            $.19             $.12
                                     Pro forma                $.19            $.18             $.11

At December 31, 1999, 1,782,000 shares of the Company's common stock have been reserved for future issuance under the Plan, the Award Plan and for options granted to directors.


NOTE H - CLEARING AGREEMENT

In 1998, Siebert signed a new agreement with its clearing broker which provides, among other things, for reduced ticket charges and execution fees. The agreement provided for retroactive effect at the new rates and resulted in a refund of $1,000,000 in 1998.


NOTE I - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, Siebert enters into transactions in various financial instruments with off-balance sheet risk. This risk includes both market and credit risk, which may be in excess of the amounts recognized in the statement of financial condition.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. In the event that customers are unable to fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customers' obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements.

Siebert is exposed to the risk of loss on unsettled customer transactions in the event customers and other counterparties are unable to fulfill contractual obligations. Securities transactions entered into as of December 31, 1999 settled with no adverse effect on Siebert's financial condition.

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

The Company rents office space under long-term operating leases expiring in various periods through 2004. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

            Year Ending
            December 31,                      Amount
            ------------                      ------

           2000                           $     594,000
           2001                                 549,000
           2002                                 535,000
           2003                                 325,000
           2004                                 194,000
                                          -------------

                                          $   2,197,000

Rent expense, including escalations for operating costs, amounted to approximately $376,000, $591,000 and $488,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 1999, 1998 and 1997.

Siebert executed a demand note payable in favor of SBS in the amount of $1,200,000 collaterized by approximately $1,300,000 of cash equivalents which are reported as "cash equivalents - restricted". This obligation is not included in the Company's statement of financial condition because it has not been drawn down by SBS.


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SIEBERT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE L - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               1999                                                 1998
                          First        Second        Third        Fourth        First       Second        Third        Fourth
                         Quarter      Quarter       Quarter      Quarter       Quarter      Quarter      Quarter       Quarter

Revenues               $8,550,000   $9,255,000    $7,783,000   $10,530,000   $7,726,000   $7,957,000   $6,834,000    $7,974,000
Net income             $1,031,000   $1,369,000    $   643,000  $  1,560,000     805,000   $1,364,000   $1,075,000    $1,069,000
Earnings per share:
   Basic                  $.05         $0.06         $0.03        $0.07         $.04         $0.06        $0.05         $0.05
   Diluted                $.04         $0.06         $0.03        $0.07         $.04         $0.06        $0.05         $0.05

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SIEBERT FINANCIAL CORP.


                                                  By:   /s/ Muriel F. Siebert
                                                        ----------------------
                                                        Muriel F. Siebert
                                                        Chair and President

                                                  Date:  March 28, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                         Title                           Date
        ----                         -----                           ----

/s/ Muriel F. Siebert
-----------------------                                          March 28, 2000
Muriel F. Siebert          Chair, President and Director
                           (principal executive officer)

/s/ Nicholas P. Dermigny
-------------------------                                         March 28, 2000
Nicholas P. Dermigny       Executive Vice President,
                           Chief Operating Officer and
                           Director


/s/ Mitchell M. Cohen                                             March 28, 2000
------------------------
Mitchell M. Cohen          Chief Financial Officer
                           and Assistant Secretary
                           (principal financial and
                           accounting officer)



/s/ Patricia L. Francy                                            March 28, 2000
----------------------
Patricia L. Francy         Director



/s/ Jane H. Macon                                                 March 28, 2000
----------------------
Jane H. Macon              Director



/s/ Daniel Jacobson                                               March 28, 2000
---------------------
Daniel Jacobson            Director

                      SIEBERT FINANICIAL CORP. & SUBSIDIARY


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