Form 10-Q
period 2000-03-31
SIEBERT FINANCIAL CORP
filed 2000-05-12
CIK 65596

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

                                 Yes [ ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities and Exchange of 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X] No [ ]o

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2000, there were 22,896,345 shares of Common Stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

         Unless otherwise indicated, all information in this Form 10-Q has been adjusted to reflect the acquisition on May 28, 1999, of Andrew Peck Associates, Inc. ("Peck") in a transaction accounted for as a pooling of interests. Accordingly, all prior information has been adjusted to include historical statements of the financial position and results of operations of Peck. Unless the context otherwise requires, the "Company"shall mean Siebert Financial Corp. and its wholly owned subsidiary.

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including: changes in general economic and market conditions, fluctuations in trading volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, increases in competition within and without the discount brokerage business through broader services offerings or otherwise, competition from electronic discount brokerage firms offering greater discounts on commissions than the Company, prevalence of a flat fee environment, decline in participation in equity or municipal finance underwritings, decreased ticket volume in the discount brokerage division, limited trading opportunities, increases in expense and changes in net capital or other regulatory requirements.

         As a result of these and other factors, the Company experiences material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements with respect to the business of the Company, including prospective financing arrangements. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those, which are detailed from time to time in the Company's SEC filings.

Part I.  Financial Information

Item 1.  Financial Statements

Siebert Financial Corp. & Subsidiary
Consolidated Statements of Financial Condition

                                                                                            March 31, 2000    December 31,
                                                                                              (unaudited)          1999
                                                                                              -----------          ----
ASSETS
Cash and cash equivalents                                                                   $27,730,000       $22,822,000
Cash equivalents - restricted                                                                 1,300,000         1,300,000
Receivable from clearing broker                                                               3,593,000         2,358,000
Securities owned, at market value                                                             2,645,000         2,653,000
Furniture, equipment and leasehold improvements, net                                            838,000           729,000
Investment in and advances to affiliate                                                       1,155,000         1,097,000
Prepaid expenses and other assets                                                             1,363,000         1,286,000
                                                                                            -----------         ---------

                                                                                            $38,624,000       $32,305,000
                                                                                            ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                                             $11,000           $50,000
Taxes payable                                                                                 2,221,000                 -
Accounts payable and accrued liabilities                                                      3,706,000         2,801,000
                                                                                              ---------         ---------

                                                                                              5,938,000         2,851,000
                                                                                              ---------         ---------

Commitments and contingent liabilities


Stockholders' equity:
Common stock,  $.01 par value;  49,000,000  shares  authorized,  22,896,345  and
  22,522,769 issued and outstanding at March 31, 2000 and December 31,
  1999, respectively                                                                            229,000           228,000
Additional paid-in  capital                                                                  17,607,000        17,582,000
Retained earnings                                                                            14,850,000        11,644,000
                                                                                             ----------        ----------

                                                                                             32,686,000        29,454,000
                                                                                             ----------        ----------

                                                                                            $38,624,000       $32,305,000
                                                                                            ===========       ===========



                 See notes to consolidated financial statements

Siebert Financial Corp. & Subsidiary
Consolidated Statements of Income
(unaudited)
                                                     Three Months Ended
                                               -------------------------------
                                                          March 31,
                                                    2000             1999
                                                    ----             ----
Revenues:
   Commissions and fees                         $ 12,652,000    $  7,569,000
   Investment banking                                469,000         278,000
   Trading profits                                   219,000         242,000
   Income (loss) from equity investee                (91,000)        176,000
   Interest and dividends                            372,000         285,000
                                                ------------    ------------


                                                  13,621,000       8,550,000
                                                ------------    ------------

Expenses:
   Employee compensation and benefits              3,249,000       2,786,000
   Clearing fees, including floor brokerage        2,004,000       1,448,000
   Advertising and promotion                         572,000         722,000
   Communications                                    803,000         563,000
   Occupancy                                         175,000         126,000
   Interest                                            6,000          52,000
   Other general and administrative                1,295,000       1,013,000
                                                ------------    ------------

                                                   8,104,000       6,710,000
                                                ------------    ------------

Income before income taxes                         5,517,000       1,840,000

Provision for income taxes                         2,311,000         809,000
                                                ------------    ------------

Net income                                      $  3,206,000    $  1,031,000
                                                ============    ============

Net income per share of common stock -
     Basic                                      $       0.14    $       0.05
     Diluted                                    $       0.14    $       0.04

Weighted average shares outstanding - basic       22,896,604      22,522,769

Weighted average shares outstanding - diluted     23,335,314      23,092,822


                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

                                                                                Three Months Ended
                                                                            -----------------------------
                                                                                     March 31,
                                                                               2000              1999
                                                                            ------------    ------------
Cash flows from operating activities:
   Net income                                                               $  3,206,000    $  1,031,000
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                            103,000          86,000
            Utilization of deferred tax asset                                       --           809,000
            Income from equity investee                                           91,000        (176,000)
        Changes in operating assets and liabilities:
           Net (increase) decrease in securities owned, at market value            8,000         (74,000)
           Net (increase) decrease in receivable from clearing broker         (1,235,000)       (483,000)
           (Increase) decrease in prepaid expenses and other assets             (226,000)        (81,000)
           Net increase (decrease) in securities sold, not yet purchased,
              at market value                                                    (39,000)        641,000
           Increase in  taxes payable                                          2,221,000            --
           Increase (decrease) in accounts payable and accrued
              liabilities                                                        905,000        (418,000)
                                                                            ------------    ------------
              Net cash provided by operating activities                        5,034,000       1,335,000
                                                                            ------------    ------------

Cash flows from investing activities:

   Purchase of furniture, equipment and leasehold improvements                  (212,000)       (103,000)
   Distribution from equity investee                                                --           632,000
                                                                            ------------    ------------
              Net cash provided by (used in) investing activities               (212,000)        529,000
                                                                            ------------    ------------

Cash flows from financing activities:
   Dividend on common stock                                                         --           (79,000)
   Proceeds from exercise of options                                              26,000         530,000
   Proceeds from rights offering                                                    --         7,183,000
                                                                            ------------    ------------
              Net cash provided by financing activities                           26,000       7,634,000
                                                                            ------------    ------------

              Net increase  in cash and cash equivalents                       4,848,000       9,498,000



Cash and cash equivalents - beginning of period                               22,882,000       6,735,000
                                                                            ------------    ------------

Cash and cash equivalents - end of period                                   $ 27,730,000    $ 16,233,000
                                                                            ============    ============

Supplemental cash flow disclosures:
   Cash paid for:

      Interest                                                              $      6,000    $     52,000
      Income taxes                                                          $     26,000    $    464,000

Noncash investing and Financing activities:

   Dividends  declared                                                             --             91,000
   Deferred taxes (see note 3)                                                     --       $  1,391,000

                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiary
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2000
 (unaudited)

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

     On May 28,1999, the Company consummated a merger, accounted for as a pooling of interests with Andrew Peck Associates, Inc. ("Peck"). Accordingly, all periods prior to the merger have been restated to include the net assets and the operations of Peck.

     The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for a full year.

2.   Net Capital:

     Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) At March 31, 2000 and December 31, 1999, Siebert had net capital of approximately $17,600,000 and $15,475,000, respectively, as compared with net capital requirements of $250,000.


3.   Deferred Taxes:

     During the quarter ended March 31, 1999 the Company recorded a deferred tax asset of, and increased additional paid-in capital by $ 2,200,000 arising from the deductibility of the difference between the exercise price of the options and the market value of the stock on the dates of exercise of the options. During the quarter ended March 31, 1999 the Company utilized $ 809,000 of the deferred tax asset to offset income taxes payable.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         This discussion should be read in conjunction with the Company's audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

         The volume of trading during the first three months of 2000, accompanied by large daily swings in the market averages, set all-time records. Meanwhile, competition continued to intensify both among all classes of brokerage firms and within the discount brokerage business, as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a percentage of trading volume with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company does not impose and also direct their executions to captive market makers. Trading volume has declined significantly in the current quarter and the Company currently anticipates that its revenue and net income for the second quarter will not reach the levels attained in the first quarter. Continued competition from ultra low cost flat fee brokers and broader service offerings from other discount brokers could limit the Company's growth or even lead to a decline in the Company's customer base, which would adversely affect its results of operations. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

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

Current Developments

         Siebert's commission per customer trade is trending down as the number of trades executed on SiebertNet increases. For the quarter ended March 31, 2000, SiebertNet trades accounted for approximately of 57% of all retail trades compared to 36% for the first quarter of 1999.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Revenues. Total revenues for the three months ended March 31, 2000 were $13.6 million, an increase of $5 million, or 59.3%, over the same period in 1999.

         Commission and fee income increased $5 million, or 67.2%, over the three months ended March 31, 1999 to $12.7 million due to higher trading volume partially offset by lower commissions earned per trade resulting from the increased use of lower priced electronic trading. The portion of trades executed on the Company's SiebertNet Web site continues to increase at a rapid pace.

         Investment banking revenues for the three months ended March 31, 2000 were $469,000, an increase of $191,000 or 68.7% over the three months ended March 31, 1999.

         Loss from equity investee for the three months ended March 31, 2000 was $91,000, compared to income of $176,000 a decrease of 267,000, or 151.7% from the three months ended March 31, 1999.

         Trading profits for the three months ended March 31, 2000 were $219,000, a decrease of $23,000, or 9.5% from the three months ended March 31, 1999.

         Income from interest and dividends for the three months ended March 31, 2000 were $372,000, an increase of $87,000, or 30.5% from the three months ended March 31, 1999 primarily due to additional funds available for temporary investment.

         Expenses. Total expenses for the three months ended March 31, 2000 were $8.1 million, an increase of $1.4 million, or 20.8% from the three months ended March 31, 1999.

         Employee compensation and benefit costs for the three months ended March 31, 2000 were $3.2 million, an increase of $463,000, or 16.6% from the three months ended March 31, 1999 primarily due to additional registered personnel to handle the substantially increased trading volume.

         Clearing and floor brokerage fees for the three months ended March 31, 2000 were $2 million, an increase of $556,000, or 38.4% from the three months ended March 31, 1999 primarily due to the large increase in the number of trade executions.

         Advertising and promotion expense for the three months ended March 31, 2000 were $572,000, a decrease of $150,000, or 20.8% from the three months ended March 31, 1999 due to a decreased level of promotional advertising.

         Communications expense for the three months ended March 31, 2000 were $803,000, an increase of $240,000, or 42.6% from the three months ended March 31, 1998 primarily due increased trading volume and quote requests.

         Occupancy costs for the three months ended March 31, 2000 were $175,000, an increase of $49,000, or 38.9% from the three months ended March 31, 1998 principally due to additional office space in Jersey City, New Jersey.

         General and administrative expenses for the three months ended March 31, 2000 were $1.3 million, an increase of $282,000, or 27.8% from the three months ended March 31, 1999 primarily due to additional executive headcount.

         Taxes. Provision for income taxes increased for the three months ended March 31, 2000 were $2.3 million, an increase of $1.5 million, or 185.7% from the three months ended March 31, 1999 due to an increase in net income before income tax to $3.7 million for the first three months of 2000 over $1.8 million for the same period of 1999.



Liquidity and Capital Resources

         The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Siebert's total assets at March 31, 2000 were $38.6 million. As of March 31, 2000, $34.5 million, or 89.3%, of total assets were regarded by the Company as highly liquid.

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 1999, Siebert's regulatory net capital was $17.6 million, $17.4 million in excess of its minimum capital requirement of $250,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes:

         Through Siebert, the Company maintains inventories in exchange-listed and NASDAQ equity securities on both a long and short basis. The fair value of all securities at March 31, 2000 was approximately $2.6 million in long positions and approximately $11,000 in short positions. The fair value of all securities at March 31, 1999 was approximately $4.5 million in long positions and approximately $1.2 in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value, respectively, is estimated to be approximately $263,000 and $330,000, respectively, due to the offset of change in fair value in long and short positions.

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

                                                SIEBERT FINANCIAL CORP.


                                    By:   /s/ Muriel F. Siebert
                                          ---------------------
                                          Muriel F. Siebert
                                          Chair and President
                                          (Principal executive officer)

                                    Date:  May 12, 2000




                                    By:   /s/  Mitchell M. Cohen
                                          ----------------------
                                          Mitchell M. Cohen
                                          Chief Financial Officer and
                                          Assistant Secretary
                                          (principal financial and accounting
                                          officer)

                                     Date: May 12, 2000