Form 10-Q
period 2000-06-30
SIEBERT FINANCIAL CORP
filed 2000-08-14
CIK 65596

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(D) of the
          Securities Exchange Act of 1934

          For the quarterly period ended  June 30, 2000
                                          --------------

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

          For the transition period from __________ to __________

          Commission File Number 0-5703
                                 -------

                             SIEBERT FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Small Business Issuer as Specified in its Charter)

New York                                                           11-1796714
--------                                                           ----------
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

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2000, there were 22,892,515 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I   Financial Information

Item 1   Financial Statements

                      Siebert Financial Corp. & Subsidiary
                 Consolidated Statements of Financial Condition

                                                                     June 30, 2000      December 31,
                                                                       (unaudited)         1999
                                                                        ---------          ----
ASSETS
Cash and cash equivalents                                           $ 27,065,000    $ 22,882,000
Cash equivalents - restricted                                          1,300,000       1,300,000
Receivable from clearing broker                                        2,399,000       2,358,000
Securities owned, at market value                                      4,447,000       2,653,000
Furniture, equipment and leasehold improvements, net                   1,367,000         729,000
Investment in affiliate                                                  960,000       1,097,000
Prepaid expenses and other assets                                      1,093,000       1,286,000
                                                                    ------------    ------------


                                                                    $ 38,631,000    $ 32,305,000
                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                 $         --    $     50,000
Taxes payable                                                          1,439,000              --
Accounts payable and accrued liabilities                               2,982,000       2,801,000
                                                                    ------------    ------------

                                                                       4,421,000       2,851,000
                                                                    ------------    ------------

Commitments and contingent liabilities

Stockholders' equity
Common stock, $.01 par value; 49,000,000 shares authorized,
22,892,515 and 22,889,687 issued and outstanding at June 30, 2000 and December 31, 1999, respectively
Additional paid-in capital                                            17,627,000      17,582,000
Retained earnings                                                     16,483,000      11,644,000
Less: 18,100 shares of treasury stock, at cost                          (129,000)             --
                                                                    ------------    ------------

                                                                      34,210,000      29,454,000
                                                                    ------------    ------------

                                                                    $ 38,631,000    $ 32,305,000
                                                                    ============    ============


                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiary
Consolidated Statements of Income
(unaudited)

                                                           Three Months Ended                      Six Months Ended
                                                 ------------------------------------     --------------------------------
                                                               June 30,                                 June 30,
                                                 ------------------------------------     --------------------------------
                                                            2000            1999                2000                 1999
                                                            ----            ----                ----                 ----
Revenues:
   Commissions and fees                              $  9,830,000        $ 8,053,000       $ 22,482,000        $15,624,000
   Investment banking                                     349,000            371,000            818,000            649,000
   Trading profits                                        174,000            175,000            393,000            417,000
    Income (loss) from equity investee                   (250,000)           460,000           (341,000)           636,000
   Interest and dividends                                 495,000            196,000            867,000            479,000
                                                     ------------        -----------       ------------        -----------

                                                       10,598,000          9,255,000         24,219,000         17,805,000
                                                     ------------        -----------       ------------        -----------

Expenses:
   Employee compensation and benefits                   2,969,000          2,913,000          6,218,000          5,698,000
    Clearing fees, including floor
      brokerage                                         1,775,000          1,387,000          3,779,000          2,834,000
   Advertising and promotion                              686,000            690,000          1,258,000          1,412,000
   Communications                                         779,000            651,000          1,582,000          1,214,000
   Occupancy                                              198,000            138,000            373,000            214,000
   Interest                                                 3,000             52,000              9,000            104,000
   Other general and administrative                     1,164,000          1,023,000          2,459,000          2,088,000
                                                     ------------        -----------       ------------        -----------

                                                        7,574,000          6,854,000         15,678,000         13,564,000
                                                     ------------        -----------       ------------        -----------

Income before income taxes                              3,024,000          2,401,000          8,541,000          4,241,000

Provision for income taxes                              1,270,000          1,032,000          3,581,000          1,866,000
                                                     ------------        -----------       ------------        -----------

Net income                                           $  1,754,000        $ 1,369,000       $  4,960,000        $ 2,375,000
                                                     ============        ===========       ============        ===========

Net income per share of common stock -
    basic                                            $       0.08        $      0.06       $       0.22        $      0.10
    diluted                                          $       0.08        $      0.06       $       0.21        $      0.10

Weighted average shares outstanding -
                                                       22,895,537         22,819,981         22,896,070         22,671,525

Weighted average shares outstanding -
     diluted                                           23,308,878         23,334,646         23,322,096         23,363,789




                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

                                                                                      Six Months Ended
                                                                          -------------------------------------
                                                                                         June 30,
                                                                          --------------------------------------
                                                                                2000                  1999
                                                                          -------------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  4,960,000           $  2,375,000
     Adjustments to reconcile net income to net cash provided by
     Operating activities:
     Depreciation and amortization                                             232,000                173,000
     Utilization of deferred tax asset                                              --              1,841,000
     (Income) loss from equity investee                                        341,000               (636,000)
     Changes in operating assets and liabilities:
     Net (increase) decrease in securities owned, at market value           (1,794,000)             1,748,000
     Net (increase) decrease in receivable from clearing broker                (41,000)               559,000
     (Increase) decrease in prepaid expenses and other assets                  134,000               (114,000)
     Net increase (decrease) in securities sold, not yet purchased,
     at market value                                                           (50,000)              (351,000)
     Increase (decrease) in accounts payable, taxes payable
     and accrued liabilities                                                 1,620,000             (1,216,000)
                                                                          ------------           ------------
     Net cash provided by operating activities                               5,402,000              4,379,000
                                                                          ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture, equipment and leasehold improvements              (811,000)              (181,000)
     Distribution from equity investee                                          53,000                997,000
     Advances to equity investee                                              (257,000)                    --
                                                                          ------------           ------------
     Net cash provided by (used in) investing activities                    (1,015,000)               816,000
                                                                          ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividend on common stock                                                 (121,000)              (170,000)
     Proceeds from exercise of options                                          46,000                710,000
     Repurchase of Company Stock                                              (129,000)                    --
     Proceeds from rights offering                                                  --              7,183,000
                                                                          ------------           ------------
             Net cash provided by (used in) financing activities              (204,000)             7,723,000
                                                                          ------------           ------------

             Net increase in cash and cash equivalents                       4,183,000             12,918,000

Cash and cash equivalents - beginning of period                             22,882,000              6,735,000
                                                                          ------------           ------------

Cash and cash equivalents - end of period                                 $ 27,065,000           $ 19,653,000
                                                                          ============           ============
Supplemental cash flow disclosures:
Cash paid for:
    Interest                                                              $      9,000           $    104,000
    Income taxes                                                          $  2,152,000           $    558,000
Noncash investing and financing activities:
Dividends declared                                                                  --           $    119,000
Deferred taxes (see note 3)                                                         --           $  1,195,000


                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiary
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2000
(unaudited)

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

2.   Net Capital:

     Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) As of June 30, 2000 and December 31, 1999, Siebert had net capital of approximately $19.2 million and $15.5 million, respectively, as compared with net capital requirements of $250,000.

3.   Deferred Taxes:

     During the quarters ended June 30, 1999, and March 31, 1999, the Company recorded a deferred tax asset of, and increased additional paid-in capital by $836,000 and $2,200,000, respectively, arising from the deductibility of the difference between the exercise price of the options and the market value of the stock on the dates of exercise of the options. During the quarters end June 30, 1999 and March 31, 1999 the Company utilized approximately $1.0 million and $809,000 respectively of the deferred tax asset to offset income taxes payable.


4.   Capital Transactions:

     On May 15, 2000, the board of directors of the Company authorized a buy back of up to 1 million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through June 30, 2000, 18,100 shares have been purchased at prices ranging between $6.875 to $7.97.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

         Market conditions during the first quarter of 2000 reflected a continuation of the 1996 bull market characterized by record volume, record high market levels and large daily swings in the market averages. Interest rate concerns, however, led to lower trading volume in the markets overall during the latter part of April, May and June. Meanwhile, competition has continued to intensify among all types of brokerage firms including discount brokers, as well as from new firms entering the discount brokerage business. Electronic trading continues to account for an increasing amount of trading activity with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of these flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company does not currently impose, and also direct their executions to captive market makers. Continued competition from ultra low cost flat fee brokers and broader service offerings from other discount brokers could limit the Company's growth or even lead to a decline in the Company's customer base, which would adversely affect its results of operations. Industry-wide changes in trading practices, such as the advent of decimal pricing and the increasing use of Electronic Communication Networks, are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

         The Company, like other securities firms, is affected directly by general economic and market conditions including fluctuations in trading volume and prices of securities, changes and prospects for changes in interest rates, and demand for brokerage and investment banking services, all of which can affect the Company's results of operations. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses, remain relatively fixed. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

Current Developments

         Siebert's commission per customer trade is trending down as the number of trades executed on SiebertNet increases. For the six months ended June 30, 2000, SiebertNet trades accounted for approximately 60% of all retail trades compared to 40% for the six months ended June 30, 1999. Lower trading volume in the second quarter of 2000 from record high volume experienced in the first quarter of 2000 affected the Company's net income, which was $.08 per share during the quarter ended June 30, 2000 versus $.14 per share during the quarter ended March 31, 2000.

         On May 15, 2000, the board of directors of the Company authorized a buy back of up to 1 million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through June 30, 2000, 18,100 shares have been purchased at prices ranging between $6.875 to $7.97.


Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Revenues. Total revenues for the three months ended June 30, 2000 were $10.6 million, an increase of $1.3 million, or 14.5%, over the same period in 1999.

         Commission and fee income increased $1.8 million, or 22.1%, during the three months ended June 30, 2000 to $9.8 million due to higher trading volume, partially offset by lower commissions earned per trade resulting from the increased use of lower priced electronic trading. The portion of trades executed on the Company's SiebertNet web site continues to increase, representing approximately 60% of trades executed for the quarter ended June 30, 2000 as compared to 44% for the quarter ended June 30, 1999.

         Investment banking revenues for the three months ended June 30, 2000 were $349,000, a decrease of $22,000, or 5.9%, from the three months ended June 30, 1999.

         Loss from equity investee for the three months ended June 30, 2000 was $250,000, compared to income of $460,000, or a decrease of 154.3% from the three months ended June 30, 1999.

         Trading profits for the three months ended June 30, 2000 were $174,000, a decrease of $1,000, or .6% from the three months ended June 30, 1999.

         Income from interest and dividends for the three months ended June 30, 2000 was $495,000, an increase of $299,000, or 152.6%, from the three months ended June 30, 1999 primarily due to additional funds available for temporary investment.

         Expenses. Total expenses for the three months ended June 30, 2000 were $7.6 million, an increase of $720,000 or 10.5%, from the three months ended June 30, 1999.

         Employee compensation and benefit costs for the three months ended June 30, 2000 were $3.0 million, an increase of $56,000, or 1.9%, from the three months ended June 30, 1999 primarily due to additional registered personnel to handle increased trading volume.

         Clearing and floor brokerage fees for the three months ended June 30, 2000 were $1.8 million, an increase of $388,000, or 28.0% from the three months ended June 30, 1999. The increase was due to the increased volume of trades executed, offset in part by a lower per ticket charge to the Company under a new clearing agreement in 2000.

         Advertising and promotion expense remained approximately unchanged at $686,000 compared to $690,000, or a decrease of .6% from the three months ended June 30, 1999.

         Communications expense for the three months ended June 30, 2000 was $779,000, an increase of $128,000, or 19.7%, from the three months ended June 30, 1999 primarily due to an increase in the volume of the Company's general business.

         Occupancy costs for the three months ended June 30, 2000 was $198,000, an increase of $60,000, or 43.5%, from the three months ended June 30, 1999 primarily due to the execution of two new leases entered into by the Company in connection with the planned move of the Company's operations to Jersey City, New Jersey.

         Interest expense for the three months ended June 30, 2000 was $3,000, a decrease of $49,000, or 94.2% from the three months ended June 30, 1999 primarily due to the elimination of short positions in proprietary trading activities.

         General and Administrative. General and administrative expenses for the three months ended June 30, 1999 were $1.2 million, an increase of $141,000, or 13.8% from the three months ended June 30, 1998 primarily due to expansion of Company's customer service capacity.

         Taxes. Provision for income taxes increased for the three months ended June 30, 2000 to $1.3 million an increase of $238,000, or 23.1% from the three months ended June 30, 1999 due to an increase in income before taxes of $623,000, to $3.0 million or 25.9% for the three months ended June 30, 2000, compared to $2.4 million for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Revenues. Total revenues for the six months ended June 30, 2000 were $24.2 million, an increase of $6.4 million, or 36.0%, over the same period in 1999.

         Commission and fee income increased $6.9 million, or 43.9%, over the six months ended June 30, 1999 to $22.5 million due to higher trading volume partially offset by lower commissions earned per trade resulting from the increased use of lower priced electronic trading. The portion of trades executed on the Company's SiebertNet web site continues to increase, representing approximately 60% of trades executed for the six months ended June 30, 2000 as compared to 40% for the six months ended June 30, 1999.

         Investment banking revenues for the six months ended June 30, 2000 were $818,000, an increase of $169,000, or 26.0% from the six months ended June 30, 1999.

         Loss from equity investee for the six months ended June 30, 2000 was $341,000, compared to income of $636,000 a decrease of $977,000, or 153.6% from the six months ended June 30, 1999.

         Trading profits for the six months ended June 30, 2000 were $393,000, a decrease of $24,000, or 5.8%, from the six months ended June 30, 1999.

         Income from interest and dividends for the six months ended June 30, 2000 was $867,000, an increase of $388,000, or 81.0%, from the six months ended June 30, 1999 primarily due to higher cash balances available for temporary investment at generally higher interest rates than the prior period.

         Expenses. Total expenses for the six months ended June 30, 2000 were $15.7 million, an increase of $2.1 million, or 15.6%, from the six months ended June 30, 1999.

         Employee compensation and benefit costs for the six months ended June 30, 2000 were $6.2 million, an increase of $520,000, or 9.1% from the six months ended June 30, 1999 primarily due to additional registered personnel to handle the substantially increased trading volume, particularly in the first quarter of 2000.

         Clearing and floor brokerage fees for the six months ended June 30, 2000 were $3.8 million, an increase of $945,000, or 33.3%, from the six months ended June 30, 1999. The increase was due to increased volume of trades executed, offset in part by a lower per ticket charge to the Company under a new clearing agreement in 2000.

         Advertising and promotion expense for the six months ended June 30, 2000 were $1.3 million, a decrease of $154,000, or 10.9% from the six months ended June 30, 1999 due to a decreased level of promotional advertising.

         Communications expense for the six months ended June 30, 1999 was $1.6 million, an increase of $368,000, or 30.3% from the six months ended June 30, 1999 primarily due to an increase in the general business volume.

         Occupancy costs for the six months ended June 30, 2000 were $373,000, an increase of $159,000, or 74.3% from the six months ended June 30, 1999 primarily due to the execution of two new leases entered into by the Company in connection with the planned move of the Company's operations to Jersey City, New Jersey.

         Interest expense for the six months ended June 30, 2000 was $9,000, a decrease of $95,000, or 91.3% from the six months ended June 30, 1999 primarily due to the elimination of short positions in proprietary trading activities.

         General and Administrative. General and administrative expenses for the six months ended June 30, 2000 were $2.5 million, an increase of $371,000, or 17.8%, from the six months ended June 30, 1999 primarily due to expansion of Company's customer service capacity.

         Taxes. Provision for income taxes increased for the six months ended June 30, 2000 to $ 3.6 million, an increase of $1.7 million, or 91.9% from the six months ended June 30, 1999 due to an increase in net income before income taxes to $8.5 million in the first six months in 2000 over $4.2 million for the same period in 1999.

Liquidity and Capital Resources

         The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Siebert's total assets at June 30, 2000 were $38.6 million. As of June 30, 2000, $33.9 million, or 87.8%, of total assets were regarded by the Company as highly liquid.

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2000, Siebert's regulatory net capital was $19.2 million, $18.9 million in excess of its minimum capital requirement of $250,000.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes:

         Through Siebert, the Company maintains inventories in exchange-listed and NASDAQ equity securities on both a long and short basis. The fair value of all securities at June 30, 2000 was approximately $4.4 million in long positions. The fair value of all securities at June 30, 1999 was approximately $3.6 million in long positions and approximately $216,000 in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value, respectively, is estimated to be approximately $445,000 and $338,000, respectively, due to the offset of change in fair value of long and short positions.

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

Item 2.  Changes in Securities and Use of Proceeds

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting on June 15, 2000. At that meeting, the following matter was voted on and received the votes indicated:

(1)      Election of Directors      For           Against           Withheld
                                    ---           -------           --------

Muriel F. Siebert                 22,552,498          0               343,847

Nicholas P. Dermigny              22,552,498          0               343,847

Patricia L. Francy                22,552,498          0               343,847

Jane H. Macon                     22,552,498          0               343,847

Daniel Jacobson                   22,552,498          0               343,847


Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  27       Financial Data Schedule (Edgar Filing Only)

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

         Name                         Title                     Date
         ----                         -----                     ----

/s/Muriel F. Siebert         Chair, President and Director      August 10, 2000
-------------------------    (principal executive officer)
Muriel F.  Siebert



/s/Mitchell M. Cohen         Chief Financial Officer            August 10, 2000
-------------------------    and Assistant Secretary
Mitchell M.  Cohen           (principal financial and
                             accounting officer)