Form 10-Q
period 2000-09-30
SIEBERT FINANCIAL CORP
filed 2000-11-13
CIK 65596

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(D) of the
          Securities Exchange Act of 1934

          For the quarterly period ended  September 30, 2000
                                          --------------

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

Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2000, there were 22,913,205 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I    Financial Information

Item 1    Financial Statements

                      SIEBERT FINANCIAL CORP. & SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                             September 30,     December 31,
                                                                                                 2000              1999
                                                                                                 ----              ----
                                                                                              (unaudited)


ASSETS
Cash and cash equivalents                                                                       $28,909,000       $22,882,000
Cash equivalents  restricted                                                                     1,300,000         1,300,000
Receivable from clearing broker                                                                   1,648,000         2,358,000
Securities owned, at market value                                                                 4,480,000         2,653,000
Furniture, equipment and leasehold improvements, net                                              1,494,000           729,000
Investment in affiliate                                                                             910,000         1,097,000
Prepaid expenses and other assets                                                                 1,183,000         1,286,000
                                                                                                  ---------         ---------

                                                                                                $39,924,000       $32,305,000
                                                                                                ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                                                 $ 4,000           $50,000
Accounts payable and accrued liabilities                                                          3,973,000         2,801,000
                                                                                                  ---------         ---------

                                                                                                  3,977,000         2,851,000
                                                                                                  ---------         ---------

Commitments and contingent liabilities



Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
     22,912,778 and 22,889,687 issued and outstanding at September 30, 2000
     and December 31, 1999, respectively                                                            229,000           228,000
Additional paid-in capital                                                                       17,637,000        17,582,000
Retained earnings                                                                                18,237,000        11,644,000
Less: 21,700 shares of treasury stock, at cost                                                    (156,000)                --
                                                                                               -----------        -----------

                                                                                                 35,947,000        29,454,000
                                                                                               ------------       -----------

                                                                                                $39,924,000       $32,305,000
                                                                                               ============       ===========



                 See notes to consolidated financial statements.




Siebert Financial Corp. & Subsidiary
Consolidated Statements of Income
(unaudited)

                                                               Three Months Ended                       Nine Months Ended
                                                                  September 30,                            September 30,
                                                             2000                 1999                2000                 1999
                                                             ----                 ----                ----                 ----

Revenues:
   Commissions and fees                                    $8,657,000          $7,139,000         $31,139,000           $22,762,000
   Investment banking                                         700,000             443,000           1,518,000             1,093,000
   Trading profits                                            159,000             250,000             552,000               668,000
    Income (loss) from equity investee                        (19,000)           (373,000)           (360,000)              263,000
   Interest and dividends                                     502,000             323,000           1,369,000               802,000
                                                            ---------           ---------          ----------            ----------

                                                            9,999,000           7,782,000          34,218,000            25,588,000
                                                            ---------           ---------          ----------            ----------

Expenses:
   Employee compensation and benefits                       2,796,000           2,442,000           9,014,000             8,141,000
    Clearing fees, including floor
      brokerage                                             1,343,000           1,339,000           5,123,000             4,173,000
   Advertising and promotion                                  822,000           1,058,000           2,080,000             2,469,000
   Communications                                             660,000             598,000           2,242,000             1,813,000
   Occupancy                                                  219,000             140,000             591,000               404,000
   Interest                                                     6,000              44,000              14,000               148,000
   Other general and administrative                         1,129,000           1,052,000           3,588,000             3,090,000
                                                            ---------           ---------           ---------             ---------

                                                            6,975,000           6,673,000          22,652,000            20,238,000
                                                            ---------           ---------          ----------            ----------

Income before income taxes                                  3,024,000           1,109,000          11,566,000             5,350,000

Provision for income taxes                                  1,270,000             466,000           4,852,000             2,307,000
                                                            ---------             -------           ---------             ---------

Net income                                                $ 1,754,000           $ 643,000          $6,714,000            $3,043,000
                                                          ===========           =========          ==========            ==========

Net income per share of common stock -
    basic and diluted                                           $0.08               $0.03               $0.29                 $0.13

Weighted average shares outstanding -                      22,892,692          22,873,565          22,896,070            22,741,604
     basic


Weighted average shares outstanding
     diluted                                               23,259,267          23,370,233          23,301,153            23,247,901



                 See notes to consolidated financial statements.




                      Siebert Financial Corp. & Subsidiary
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                     2000                      1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  6,714,000          $  3,043,000
  Adjustments to reconcile net income to net cash provided by
    Operating activities:
      Depreciation and amortization                                                   375,000               310,000
      Utilization of deferred tax asset                                                    --             2,307,000
     (Income) loss from equity investee                                               360,000              (263,000)
     Changes in operating assets and liabilities:
        Net (increase) decrease in securities owned, at market value               (1,827,000)            2,758,000
        Net (increase) decrease in receivable from clearing broker                    710,000               545,000
        (Increase) decrease in prepaid expenses and other assets                       16,000              (204,000)
        Net increase (decrease) in securities sold, not yet purchased,
         at market value                                                              (46,000)             (521,000)
        Increase (decrease) in accounts payable, taxes payable
         and  accrued liabilities                                                   1,172,000            (1,140,000)
                                                                                 ------------          ------------

        Net cash provided by operating activities                                   7,474,000             6,835,000
                                                                                 ------------          ------------



CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, equipment and leasehold improvements                      (1,053,000)             (370,000)
  Distribution from equity investee                                                    53,000               997,000
  Advances to equity investee, net                                                   (226,000)                   --

                                                                                 ------------          ------------
       Net cash provided by (used in) investing activities                         (1,226,000)              627,000
                                                                                 ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend on common stock                                                           (121,000)             (300,000)
  Repayment of subordinated debt                                                           --            (1,000,000)
  Proceeds from exercise of options                                                    56,000               710,000
   Repurchase of common stock                                                        (156,000)                   --
   Proceeds from rights offering                                                           --             7,183,000
                                                                                 ------------          ------------
             Net cash provided by (used in) financing activities                     (221,000)            6,593,000
                                                                                 ------------          ------------
             Net increase in cash and cash equivalents                              6,027,000            14,055,000


Cash and cash equivalents  beginning of period                                     22,882,000             6,735,000
                                                                                 ------------          ------------

Cash and cash equivalents  end of period                                         $ 28,909,000          $ 20,790,000
                                                                                 ============          ============

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for:
     Interest                                                                    $     14,000          $    143,000
     Income taxes                                                                $  4,644,000          $    567,000
 NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends declared                                                                      --          $    120,000
  Tax benefit from stock options exercise (see note 3)                                     --          $  3,036,000


      See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)




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

     The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10K for the year ended December 31, 1999. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for a full year.


2.   Net Capital:

     Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c31), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits. As of September 30, 2000 and December 31, 1999, Siebert had net capital of approximately $19.8 million and $15.5 million, respectively, as compared with net capital requirements of $250,000.


3.  Deferred Taxes:

     During the nine months ended September 30, 1999, the Company recorded a deferred tax asset of, and increased additional paidin capital by $3.0 million, attributable to the deductibility of the difference between the exercise price of exercised options and the market value of the stock on the dates of exercise of the options. During the nine months ended September 30, 1999, the Company utilized approximately $2.3 million of the deferred tax asset to offset income taxes payable.


4.   Capital Transactions:

     On May 15, 2000, the board of directors of the Company authorized a buy back of up to one million shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. Through September 30, 2000, 21,700 shares were purchased at prices ranging between $6.968 to $7.97.


5.   Subsequent Event:

     During the fourth quarter of 2000, the Company acquired two websites providing financial information for women for an aggregate purchase price of approximately $2.3 million. Neither website was fully developed and neither had a significant revenue source. Accordingly, the acquisitions will be accounted for as asset purchases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.


Current Developments

         Siebert's commission per customer trade is trending down as the number of trades executed on SiebertNet increases. Customers placing trades on SiebertNet are charged a lower commission than customers using other methods of placing trades. For the nine months ended September 30, 2000, SiebertNet trades accounted for approximately 59% of all retail trades compared to 39% for the nine months ended September 30, 1999.

         On May 15, 2000, the board of directors of the Company authorized a buy back of up to 1 million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through September 30, 2000, 21,700 shares have been purchased at prices ranging between $6.968 to $7.97.

         In October, 2000, the Company announced the creation of a woman's financial website and the purchase of two women's websites, wfn.com and herdollar.com, that will serve as the foundation for the new site. The Company's new website, WFN, the Women's Financial Network, by Siebert (wfn.com), currently offers financial education, community, transaction capabilities and a link to WFN Invest, a division of Muriel Siebert & Co., Inc. that offers all the products offered by SiebertNet.com. The site is being redesigned for a relaunch in January 2001. The Company believes that the site will be a destination for women (and men) to manage their financial affairs with a greater degree of ease and confidence.

Business Environment

         Market conditions during the first quarter of 2000 reflected a continuation of the 1996 bull market characterized by record volume, record high market levels and large daily swings in the market averages. Concerns about oil prices and a slowing economy, however, led to lower trading volume in the markets overall during the second and third quarters. Meanwhile, competition has continued to intensify among all types of brokerage firms including discount brokers, as well as from new firms entering the discount brokerage business. Electronic trading continues to account for an increasing amount of trading activity with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of these flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company currently does not impose, and also direct their executions to captive market makers. Continued competition from ultra low cost flat fee brokers and broader service offerings from other discount brokers could limit the Company's growth or even lead to a decline in the Company's customer base, which would adversely affect its results of operations. Industrywide changes in trading practices, such as the advent of decimal pricing and the increasing use of electronic communication networks, are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

         The Company, like other securities firms, is affected directly by general economic and market conditions including fluctuations in trading volume and prices of securities, changes and prospects for changes in interest rates, and demand for brokerage and investment banking services, all of which can affect the Company's results of operations. In periods of reduced market activity, profitability is likely to be affected adversely because certain expenses, such as salaries and related costs, portions of communications costs and occupancy expenses, remain relatively fixed. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period. Further, the planned development and promotion of the Company's financial website for women, WFN, the Women's Financial Network, by Siebert, may have an adverse affect on future earnings. The Company believes that revenues from new accounts expected to be generated by the website will be sufficient to offset the operating and promotional cost for its website. However, the Company cannot say for certain that a sufficient number of new accounts will be generated to offset the costs or produce significant profits.

Results of Operations

         Total revenues for the three months ended September 30, 2000 were $10.0 million, an increase of $2.2 million, or 28.5%, over the same period in 1999.

         Commission and fee income increased $1.5 million, or 21.3 %, during the three months ended September 30, 2000 to $8.7 million due to higher trading volume, partially offset by lower commissions earned per trade resulting from the increased use of lower priced electronic trading. The portion of trades executed on the Company's SiebertNet web site continues to increase, representing approximately 58% of trades executed for the quarter ended September 30, 2000 compared to 46% for the quarter ended September 30, 1999.

         Investment banking revenues for the three months ended September 30, 2000 were $700,000, an increase of $257,000, or 58.0%, from the three months ended September 30, 1999.

         Loss from equity investee for the three months ended September 30, 2000 was $19,000, compared to a loss of $373,000, or a decrease of 94.9% from the three months ended September 30, 1999. The operations of municipal bond underwriting firms are dependent on the level of market activity for such firms, and on interest rates in general.

         Trading profits for the three months ended September 30, 2000 were $159,000, a decrease of $91,000, or 36.4% from the three months ended September 30, 1999.

         Income from interest and dividends for the three months ended September 30, 2000 was $502,000, an increase of $179,000, or 55.4%, from the three months ended September 30, 1999 primarily due to additional funds available for temporary investment.

         Total expenses for the three months ended September 30, 2000 were $7.0 million, an increase of $302,000 or 4.5%, from the three months ended September 30, 1999.

         Employee compensation and benefit costs for the three months ended September 30, 2000 were $2.8 million, an increase of $354,000, or 14.5%, from the three months ended September 30, 1999 primarily due to additional registered personnel to handle increased trading volume.

         Clearing and floor brokerage fees for the three months ended September 30, 2000 were $1.3 million, an increase of $4,000, or .3% from the three months ended September 30, 1999. The increase was due to the increased volume of trades executed, offset by a lower per ticket charge to the Company under a new clearing agreement entered into in 2000.

         Advertising and promotion for the three months ended September 30, 2000 were $822,000, a decrease of $236,000 or, 22.3% for the three months ended September 30, 1999 due to a decreased level of promotional advertising.

         Communications expense for the three months ended September 30, 2000 was $660,000, an increase of $62,000, or 10.4%, from the three months ended September 30, 1999 primarily due to an increase in the volume of the Company's general business.

         Occupancy costs for the three months ended September 30, 2000 was $219,000, an increase of $79,000, or 56.4%, from the three months ended September 30, 1999 primarily due to the execution of two new leases entered into by the Company in connection with the planned move of the Company's operations to Jersey City, New Jersey.

         Interest expense for the three months ended September 30, 2000 was $6,000, a decrease of $38,000, or 86.4 % from the three months ended September 30, 1999 primarily due to the elimination of short positions in proprietary trading activities.

         General and Administrative. General and administrative expense for the three months ended September 30, 2000 was $1.1 million, an increase of $77,000, or 7.3% from the three months ended September 30, 1999 primarily due to expansion of Company's customer service capacity.

         Taxes. Provision for income taxes increased for the three months ended September 30, 2000 to $1.3 million an increase of $804,000, or 172.5% from the three months ended September 30, 1999 due to an increase in income before taxes of $1.9 million, to $3.0 million or 172.7% for the three months ended September 30, 2000, compared to $1.1 million for the three months ended September 30, 1999.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Revenues. Total revenues for the nine months ended September 30, 2000 were $34.2 million, an increase of $8.6 million, or 33.7%, over the same period in 1999.

         Commission and fee income increased $8.4 million, or 36.8%, over the nine months ended September 30, 1999 to $31.1 million due to higher trading volume partially offset by lower commissions earned per trade resulting from the increased use of lower priced electronic trading. The portion of trades executed on the Company's SiebertNet web site continues to increase, representing approximately 59% of trades executed for the nine months ended September 30, 2000 compared to 39% for the nine months ended September 30, 1999.

         Investment banking revenues for the nine months ended September 30, 2000 were $1.5 million, an increase of $425,000, or 38.9% from the nine months ended September 30, 1999 as the Company participated in the underwriting or selling group of more stock an bond offerings.

         Loss from equity investee for the nine months ended September 30, 2000 was $360,000, compared to income of $263,000 a decrease of $623,000, or 236.9% from the nine months ended September 30, 1999.

         Trading profits for the nine months ended September 30, 2000 were $552,000, a decrease of $116,000, or 17.4%, from the nine months ended September 30, 1999.

         Income from interest and dividends for the nine months ended September 30, 2000 was $1.4 million, an increase of $567,000, or 70.7%, from the nine months ended September 30, 1999 primarily due to higher cash balances available for temporary investment at generally higher interest rates than the prior period.

         Expenses. Total expenses for the nine months ended September 30, 2000 were $22.7 million, an increase of $2.4 million, or 11.9%, from the nine months ended September 30, 1999.

         Employee compensation and benefit costs for the nine months ended September 30, 2000 were $9.0 million, an increase of $873,000, or 10.7% from the nine months ended September 30, 1999 primarily due to additional registered personnel to handle the substantially increased trading volume, particularly in the first quarter of 2000.

         Clearing and floor brokerage fees for the nine months ended September 30, 2000 were $5.1 million, an increase of $950,000, or 22.8%, from the nine months ended September 30, 1999. The increase was due to increased volume of trades executed, offset in part by a lower per ticket charge to the Company under a new clearing agreement entered into in 2000.

         Advertising and promotion expense for the nine months ended September 30, 2000 was $2.1 million, a decrease of $389,000, or 15.8% from the nine months ended September 30, 1999 due to a decreased level of promotional advertising.

         Communications expense for the nine months ended September 30, 1999 was $2.2 million, an increase of $429,000, or 23.7% from the nine months ended September 30, 1999 primarily due to an increase in the general business volume.

         Occupancy costs for the nine months ended September 30, 2000 were $591,000, an increase of $187,000, or 46.3% from the nine months ended September 30, 1999 primarily due to the execution of two new leases entered into by the Company in connection with the planned move of the Company's operations to Jersey City, New Jersey.

         Interest expense for the nine months ended September 30, 2000 was $14,000, a decrease of $134,000, or 90.5% from the nine months ended September 30, 1999 primarily due to the elimination of short positions in proprietary trading activities.

         General and Administrative. General and administrative expense for the nine months ended September 30, 2000 was $3.6 million, an increase of $498,000, or 16.1%, from the nine months ended September 30, 1999 primarily due to expansion of Company's customer service capacity.

         Taxes. Provision for income taxes increased for the nine months ended September 30, 2000 to $ 4.8 million, an increase of $2.5 million, or 110.3% from the nine months ended September 30, 1999 due to an increase in net income before income taxes to $11.6 million in the first nine months in 2000 as compared to $5.4 million for the same period in 1999.

Liquidity and Capital Resources

         The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Siebert's total assets at September 30, 2000 were $39.9 million. As of September 30, 2000, $35.0 million, or 87.8%, of total assets were regarded by the Company as highly liquid.

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At September 30, 2000, Siebert's regulatory net capital was $19.8 million, $19.6 million in excess of its minimum capital requirement of $250,000.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes:

         Through Siebert, the Company maintains inventories in exchangelisted and NASDAQ equity securities on both a long and short basis. The fair value of all securities at September 30, 2000 was approximately $4.4 million in long positions and $4,000 in short positions. The fair value of all securities at September 30, 1999 was approximately $2.6 million in long positions and approximately $46,000 in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value, respectively, is estimated to be approximately $450,000 and $255,000, respectively, due to the offset of change in fair value of long and short positions.

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

Item 6.  Exhibits and Reports on Form 8K

                  (a)      Exhibits

                  27       Financial Data Schedule (Edgar Filing Only)

                  (b)      Reports on Form 8K

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

         Name                         Title                     Date
         ----                        -----                     ----

/s/Muriel F. Siebert        Chair, President and Director      November 10, 2000
-------------------------   (principal executive officer)
Muriel F.  Siebert



/s/Mitchell M. Cohen        Chief Financial Officer            November 10, 2000
-------------------------   and Assistant Secretary
Mitchell M.  Cohen          (principal financial and
                            accounting officer)