Form 10-K
period 2000-12-31
SIEBERT FINANCIAL CORP
filed 2001-04-02
CIK 65596

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

                  For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of the Registrant's outstanding Common Stock, as of March 23, 2001, was 22,592,805 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based on the closing price of the Common Stock as reported by the NASDQ National Market on March 23, 2000 and the assumption for this computation only that all directors and executive officers are affiliates) was $12,566,306.

         Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2001, incorporated by reference into Parts II and III.

===============================================================================

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

                                     PART I

Item 1. BUSINESS

General

         Siebert Financial Corp. (the "Company") is a holding company that conducts its retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation ("Siebert") and its financial institution, offering financial products and financial education for women by women, through Siebert Women's Financial Network, Inc., also a Delaware Corporation. Muriel Siebert, the first woman member of the New York Stock Exchange, is the Chairwoman and President and owns approximately 88% of the outstanding common stock, par value $.01 per share (the "Common Stock") of the Company.

         Siebert Financial Corp. became a reporting company through a merger, effective on November 8, 1996, with J. Michaels, Inc. ("JMI"), a company incorporated in the State of New York in 1934, with which it was not previously associated.

         Following the merger, JMI's fiscal year was changed to December 31 and its name was changed to Siebert Financial Corp.

Business Overview

         Siebert's principal activity is providing internet and traditional discount brokerage and related services to retail investors. Through its Capital Markets division, Siebert also offers institutional clients equity execution services on an agency basis as well as equity and fixed income underwriting and investment banking services. The Company believes that it is the largest Woman-Owned Business Enterprise ("WBE") in the capital markets business in the country through Siebert and the largest Minority and Women's Business Enterprise ("MWBE") in the tax-exempt underwriting business in the country through its 49% interest in Siebert, Brandford, Shank & Co.,LLC ("SBS"), which was formed in Delaware in 1998.

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

         Siebert's focus in its discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including trading with a broker on the telephone, through a wireless device or via the Internet, at commissions that are substantially lower than those of full-commission firms and competitive with the national discount brokerage firms. Siebert clears all securities transactions on a fully disclosed basis through National Financial Services Corp. ("NFSC"), a wholly owned subsidiary of Fidelity Investments. NFSC, with over $9 billion in assets, adds state-of-the-art technology as well as back-office experience to the operations of Siebert supplementing Siebert's in-house systems.

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

         Siebert offers customers the ability to execute online trades in U.S. Treasury bonds and notes through E-bond, operated by Cantor Fitzgerald, a large dealer in U.S. Treasury securities.

         Customers may also indicate online interest, in buying, selling or shopping for competitive yields of fixed income securities, including municipal bonds, corporate bonds, mortgage-backed securities, Government Sponsored Enterprises, Unit Investment Trusts or Certificates of Deposit. These transactions are executed by registered representatives.

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


--------
1   NYSE Prime is a service mark of the New York Stock Exchange, Inc.
2   SelectNet is a trademark of NASDAQ Stock Market, Inc.
3   Instinet is a trademark of Reuters Group PLC.

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

         Risk Management. The two principal risks the Company faces relate to systems and credit. The Company's systems, including communications and trading, are critical to the Company's operations. Although the Company maintains redundancy in certain systems, failures in these systems nevertheless could have a material adverse affect on the Company's operations. The principal credit risk facing the Company relates to customers who fail to pay for their purchases or who fail to maintain the minimum required collateral for amounts borrowed against securities positions.

         Information and Communications Systems. Siebert's operations rely heavily on information processing and communications systems. The system for processing securities transactions is highly automated. Registered representatives are equipped with computer terminals that can access customer account information, obtain securities prices and related information and enter and confirm orders online.

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

         Current Developments. In 2000 the Company acquired the Women's Financial Network and HerDollar.com, both websites in the development stage providing financial information and education targeted primarily to women. The two websites were combined to form WFN.com ("WFN"), the Woman's Financial Network at Siebert. WFN.com, ("WFN") offering a broad range of investment information and financial educational materials, as well as tools, small business center community, investment club exchange, online workbooks all intended to help users to better understand and more effectively manage both their professional and personal lives. WFNInvest is a division of Siebert that offers online brokerage services similar to, and under similar terms and conditions as those offered by Siebert. WFN.com will have a formal re-launch in early April 2001.

         The Company presently is installing a new company wide telephone system. . This system permits the automatic routing of calls to the next available agent in a designated skill set, regardless of physical location, at times that all lines in the office originally called are busy. The system also permits detailed analysis of calls, including times and the nature of the calls, offering management tools to increase efficiency and customer service.

         The Company is also rolling out its new proprietary, custom built, Customer Relationship Management System that enables representatives to have all customer data on a computer screen, thereby aiding the resolution of questions on the first call. The information will be available to customers online during 2001 enabling customers to research and answer many of their questions online without help from a representative.

         On May 15, 2000, Siebert opened a branch in Freemont, California. The branch caters to a Mandarin speaking clientele and offers all of the products and services offered by Siebert.

         In June 2000 a branch was opened in Ft. Lauderdale, Florida. A portion of the space in that location will be used as a customer service call center unless it is required to service new customers originated by the branch..

Capital Markets Division

         In 1991, Siebert created its Capital Markets division, which serves as a co-manager, underwriting syndicate member, or selling group member on a wide spectrum of securities offerings for corporations and Federal agencies.

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

         To date, the Siebert, Brandford, Shank division and SBS have co-managed offerings of approximately $85 billion and senior managed offerings of approximately $3.7 billion. Clients include the States of California, Washington, Texas, Ohio and Michigan and the Cities of Chicago, Detroit, Los Angeles, Houston, Dallas, Denver and St. Louis.

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

Advertising, Marketing and Promotion

         Siebert develops and maintains its retail customer base through printed advertising in financial publications, broadcast commercials over national and local cable TV channels, as well as promotional efforts and public appearances by Ms. Siebert. Additionally, a significant portion of the firm's new business is developed directly from referrals by satisfied customers. WFN, is intended to target new retail customers for WFNInvest, a division of Siebert.

Competition

         Siebert encounters significant competition from full-commission, online and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations many of which are significantly larger and better capitalized than Siebert. There are currently over 150 online brokerage firms. The general financial success of the securities industry over the past several years has strengthened existing competitors, although the reduced volume of trading starting in late January 2001 is leading to a consolidation in the industry. Siebert believes that additional competitors such as banks, insurance companies, providers of online financial and information services and others will continue to be attracted to the online brokerage industry as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Some such firms are offering their services over the facilities of the Internet and have devoted more resources to and have more elaborate web sites than the Company. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert believes that its main competitive advantages are excellent executions, high quality customer service, responsiveness, cost and products offered and the breadth of product line.

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

         The firm falls within the provisions of Rule 240.15c3-1(a)(1)(ii) promulgated by the SEC. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the NYSE also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.) At December 31, 2000 and 1999, Siebert had net capital of $
18.0 million and $15.4 million, respectively, and net capital requirements of $250,000 under Regulation 240.15c3-1(a)(1)(ii). Siebert is not subject to SEC Rule 15c3-3 and claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii). The firm maintains net capital in excess of the SEC Rule 17a-11 requirement.

Employees

         As of March 14, 2001, the Company had approximately 138 employees, five of whom were corporate officers. None of the employees is represented by a union, and the Company believes that relations with its employees are good.

Item 2. PROPERTIES. Siebert currently maintains nine retail discount brokerage offices. Customers can visit the offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert's activities are conducted by telephone and mail.


Siebert operates its business out of the following 9 leased offices:

                                                      Approximate          Expiration Date of
                                                Office Area in Square            Current               Renewal
Location                                                 Feet                     Lease                 Terms
--------                                                 ----                     -----                 -----

Corporate Headquarters, Retail and
Investment Banking Office
885 Third Ave.                                         7,828 SF                  4/30/03                 None
New York, NY  10022


Retail Offices                                         1,000 SF                 12/31/02                 None
9693 Wilshire Boulevard
Beverly Hills, CA  90212

4400 North Federal Highway                             1,038 SF                  2/28/02                 None
Boca Raton, FL  33431

111 Pavonia Avenue                                     7,700 SF                  6/30/04               Partial
Jersey City, NJ 07310                                                              to               5 year option
                                                                                 6/30/05

400 Fifth Avenue - South                               1,008 SF                  4/30/02                 None
Naples, FL  33940

240A South County Road                                  770 SF                  12/31/02            2 year option
Palm Beach, FL  33480

9569 Harding Avenue                                    1,150 SF                   Month                  None
Surfside, FL  33154                                                                to
                                                                                  month

44260 Fremont Blvd.                                      1,100                    Month                  None
Freemont, CA 94538                                                                 to
                                                                                  month

6210 N. Federal Highway                                  1,200                   2/28/03            3 year option
Fort Lauderdale, FL 33308


         The Company believes that its properties are in good condition and are suitable and adequate for the Company's business operations.

Item 3. LEGAL PROCEEDINGS

         The Company is involved in various routine litigation that it believes is customary and incidental to its business. In the opinion of management, the ultimate disposition of these actions will not, in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

                                     Part II

Item 5. PRICE RANGE OF COMMON STOCK

         The Common Stock trades on the NASDAQ National Market System under the symbol "SIEB". The high and low sales prices of the Common Stock reported by NASDAQ SmallCap Market during the following periods were:


                                                           High         Low

First Quarter - 1999 .............................      $ 70.63      $  8.50

Second Quarter - 1999 ............................      $ 58.00      $ 18.50

Third Quarter - 1999 .............................        30.44      $ 14.50

Fourth Quarter - 1999 ............................      $ 22.84      $ 13.50

First Quarter - 2000 .............................      $ 17.00      $  9.00

Second Quarter - 2000 ............................      $ 14.00      $  6.81

Third Quarter - 2000 .............................      $  9.94      $  6.81

Fourth Quarter - 2000 ............................      $  8.00      $  3.45

January 1, 2000 - March 23, 2001 .................      $  6.50      $  4.63

         The closing bid price of the Common Stock on the NASDAQ National System on March 23, 2001 was $ 4.63 per share and there were 171 holders of record of the Common Stock.

Dividend Policy

         The Company paid cash dividends of $.04 to its shareholders on June 28, 2000, January 18, April 15, July 16, and October 29, 1999; and $.0225, $.0225,
$.03 and $.03 on March 16, June 23, September 25 and December 30, 1998, respectively. Ms. Siebert, the majority shareholder of the Company, waived her right to receive the dividends declared by the Company to date. The Board of Directors of the Company considers the declaration of dividends quarterly.

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

Item 6. SELECTED FINANCIAL INFORMATION
           (In thousands except per share data)


                                                            2000          1999          1998          1997         1996
                                                            ----          ----          ----          ----         ----
Income statement data:
Total Revenues .....................................   $    44,341   $    36,118   $    30,491   $    31,266   $    29,665
Net income (1) .....................................         7,999         4,603         4,313         2,618         1,964

Net income per share of common stock (1)
   Basic ...........................................           .35           .20           .20           .12           .09
   Diluted .........................................           .34           .20           .19           .12           .09



Weighted average shares outstanding(basic) .........    22,886,100    22,725,452    21,598,406    21,549,484    21,543,588
Weighted average shares outstanding (diluted) ......    23,265,897    23,238,100    22,241,860    21,549,484    21,543,588
Statement of financial condition data (at year-end):
  Total assets .....................................   $    40,636   $    32,305   $    21,494   $    18,510   $    15,354
  Total liabilities excluding subordinated .........   $     3,952   $     2,851   $     4,194   $     5,493   $     4,918
   borrowings
  Subordinated borrowings to majority shareholder ..   $         -   $         -   $     3,000   $     3,000   $     3,000
  Stockholders' equity .............................   $    36,684   $    29,454   $    14,300   $    10,017   $     7,446


(1) Amounts for 1996 give effect to the income taxes that would have been paid if the Company did not file as an S Corporation.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion should be read in conjunction with the Company's audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.


Market conditions during the first quarter of 2000 reflected a continuation of the 1996 bull market characterized by record volume, record high market levels and large daily swings in the market averages. Concerns about oil prices and a slowing economy, however, led to lower trading volume in the markets overall during the second and third quarters. During the fourth quarter, uncertainties over interest rates, inflation, the price of oil and high stock valuations in the technology weighted NASDAQ led to continued lower volumes and generally bearish market conditions. Bearish sentiments continue to affect the markets through the first quarter of 2001 and market volumes continued light, especially when compared to the record volume levels of the first quarter of 2000.


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

On May 15, 2000, the Boaqrd of Directors of the Company authorized a buy back of up to one million shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. Through March 23, 2001, 345,900 shares were purchased at an average price of $5.27.

The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect the Company's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses, remain relatively fixed. Accordingly, earnings for any period should not be considered representative of any other period. Further, expenditures associated with the planned development and promotion of the Company's financial website for women, WFN, the Women's Financial Network at Siebert ("WFN"), may have an adverse affect on the Company's future earnings. The Company believes that revenues from new accounts expected to be generated by the website will be sufficient to offset the operating and promotional cost for its website over the long term. However, there can be no assurance that a sufficient number of new accounts will be generated to offset the costs or produce significant profits.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues. Total revenues for 2000 were $44.3 million, an increase of $8.2 million or 22.7%, over 1999. Commission and fee income increased $7.9 million, or 24.2%, over the prior year to $40.3 million due to higher trading volume, particularly in the first quarter, partially offset by lower commissions earned per trade resulting from the increased lower priced electronic trading, reductions on other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of per share order flow fees. Investment banking revenues increased $.4 million, or 29.9%, from the prior year to $1.7 in 2000, primarily due to the Company's involvement at the co-manager level in fixed income securities offerings.

Loss from equity investee was $300,000 compared to the prior year's profit of $100,000, due in part to the decreased number of municipal bond offerings as interest rate concerns affected this market too.

Trading profits declined $300,000, or 31.2%, from the prior year to $700,000 primarily due to reduced proprietary trading activity and investment of the Company's capital in lower risk investments, including money market funds.

Income from interest and dividends increased $700,000, or 58.7%, from the prior year to $1.9 million primarily due to higher cash balances as a result of the Company's rights offering completed in January, 1999.

Expenses. Total expenses for 2000 were $30.5 million, an increase of $2.3 million, or 8.2%, from the prior year.

Employee compensation and benefit costs increased $1.7 million, or 15.2%, from the prior year to $12.9 million primarily due to an increase in management headcount, and new management employees associated with WFN, offset in part by a reduction in line personnel.

Clearing and floor brokerage fees increased $100,000, or 2.5%, from the prior year to $6.1 million due to increased volume of trades executed, offset in part by a lower per ticket charge to the Company under a new clearing agreement entered into in 2000.

Advertising and promotion expense decreased $600,000, or 17.6%, from the prior year to $2.8 million primarily due to a decreased level of promotional advertising.

Communications expense increased $600,000, or 22.4%, over the prior year, to $3.0 million primarily due to increased quote usage by customers and news services offered by the Company, coupled with an increase in the volume of the Company's business and communication expenses incurred by WFN.

Occupancy costs increased $200,000, or 40.5%, from the prior year to $800,000 principally due to the execution of new leases entered into by the Company in connection with the planned move of the Company's operations to Jersey City, New Jersey and the opening of the Company's Fort Lauderdale call center.

Interest expense decreased $100,000, from the prior year to $20,000, primarily due to decreased activity in the Company's proprietary trading accounts. In July 1999, management decided to reduce trading activity and instead invest the Company's capital in lower risk investments, including money market funds.

General and Administrative. General and administrative expenses increased $400,000, or 9.1%, from the prior year to $4.9 million primarily due to higher depreciation expense resulting from fixed asset purchases and higher consulting costs.

Taxes. Provision for income taxes increased $2.5 million, or 75.7%, from the prior year to $5.9 million due to an increase in net income before income tax to $13.9 million in 2000 from $7.9 million in 1999.

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

Investment banking revenues decreased $1.9 million, or 59.6%, from the prior year to $1.3 in 1998, which included investment banking revenues of SBS for the six months ended June 30, 1998. SBS generates a majority of its revenues in the tax-exempt underwriting area.

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

Liquidity and Capital Resources

The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely salable in the open market. Siebert's total assets at December 31, 2000 were $40.6 million. As of December 31, 2000, $32.7 million or 80.6% of total assets were regarded by the Company as highly liquid.

Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2000, Siebert's regulatory net capital was $18.0 million, $17.8 million in excess of its minimum capital requirement of $250,000.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

Through Siebert, the Company maintains inventories in Exchange-listed and NASDAQ equity securities on both a long and short basis. The fair value of all securities at December 31, 2000 was approximately $6.3 million in long positions and approximately $2,000 in short positions. The fair value of all securities at December 31, 1999 was approximately $2.7 million in long positions and approximately $50,000 in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss in fair value, respectively, could be approximately $630,000 and $ 270,000, respectively, due to the offset of change in fair value in long and short positions.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

Item 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)      Identification of Directors

(b)      Identification of Executive Officers

 The executive officers of the Company are:

 Name                            Age             Position

 Muriel F. Siebert               68              Chairwoman and President

 Daniel Jacobson                 72              Vice Chairman

 Nicholas P. Dermigny            43              Executive Vice President and
                                                 Chief Operating Officer

 Mitchell M. Cohen               45              Executive Vice President,
                                                 Chief Financial Officer and
                                                 Assistant Secretary

 Daniel Iesu                     41              Secretary

         Certain   information   regarding  each  executive  officer's  business
experience is set forth below.

         Muriel F. Siebert has been Chairwoman, President and a director of Siebert since 1967 and the Company since November 8, 1996. The first woman member of the New York Stock Exchange on December 28, 1967, Ms. Siebert served as Superintendent of Banks of the State of New York from 1977 to 1982. She is a director of the New York State Business Council, the National Women's Business Council, the International Women's Forum and the Boy Scouts of Greater New York.

         Daniel Jacobson has been Vice Chairman and a director of the Company since May 4, 1999. He was a partner in Richard A. Eisner & Company, LLP from June 1, 1994 until May 1, 1999. He is a director and chairman of the audit committee of Barnwell Industries, Inc. Mr. Jacobson is an attorney and certified public accountant.

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

         Daniel Iesu has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

Item 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2001

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2001.

Item 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(b)      Reports on Form 8-K

                           None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                           Page

SIEBERT FINANCIAL CORP.

Report of Independent Auditors                                                              F-1

Consolidated Statements of Financial Condition at December 31, 2000 and 1999                F-2

Consolidated Statements of Income for each of the years in the
   three-year period ended December 31, 2000                                                F-3

Consolidated Statements of Changes in Stockholders' Equity for each
   of the years in the three-year  period ended December 31, 2000                           F-4

Consolidated Statements of Cash Flows for each of the
   years in the three-year period ended December 31, 2000                                   F-5

Notes to Consolidated Financial Statements                                                  F-6

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Siebert Financial Corp.
New York, New York


We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and its wholly owned subsidiaries as of December 31, 2000 and December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and its wholly owned subsidiaries as of December 31, 2000 and December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


Richard A. Eisner & Company, LLP

New York, New York
February 14, 2001

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES


Consolidated Statements of Financial Condition

                                                                                                       December 31,
                                                                                            -----------------------------------
                                                                                                  2000              1999
                                                                                                  ----              ----
ASSETS

Cash and cash equivalents                                                                   $     26,370,000  $     22,882,000
Cash equivalents - restricted                                                                      1,300,000         1,300,000
Receivable from clearing broker                                                                      124,000         2,358,000
Securities owned, at market value                                                                  6,271,000         2,653,000
Furniture, equipment and leasehold improvements, net                                               1,956,000           729,000
Investment in and advances to affiliate                                                              981,000         1,097,000
Intangibles, net                                                                                   2,375,000
Prepaid expenses and other assets                                                                  1,259,000         1,286,000
                                                                                            ----------------  ----------------
                                                                                            $     40,636,000  $     32,305,000
                                                                                            ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                                         $          2,000  $         50,000
Accounts payable and accrued liabilities                                                           3,950,000         2,801,000
                                                                                            ----------------  ----------------
                                                                                                   3,952,000         2,851,000
                                                                                            ----------------  ----------------

Commitments and contingent liabilities

Stockholders' equity:
Common stock, $.01 par value;  49,000,000 shares  authorized,  22,911,187 shares outstanding at December 31, 2000
   and 22,889,687 at December 31, 1999                                                               229,000           228,000
Additional paid-in capital                                                                        17,736,000        17,582,000
Retained earnings                                                                                 19,522,000        11,644,000
Less:  148,700 shares of treasury stock, at cost                                                    (803,000)
                                                                                            ----------------  ----------------

                                                                                                  36,684,000        29,454,000
                                                                                            ----------------  ----------------
                                                                                            $     40,636,000  $     32,305,000
                                                                                            ================  ================


                See notes to consolidated financial statements.





Consolidated Statements of Income

                                                                                       Year Ended December 31,
                                                                      ---------------------------------------------------------
                                                                            2000                1999                1998
                                                                      -----------------  -----------------   -----------------
Revenues:
   Commissions and fees                                               $      40,322,000  $      32,452,000   $      24,059,000
   Investment banking                                                         1,731,000          1,332,000           3,296,000
   Trading profits                                                              713,000          1,037,000           1,286,000
   Income (loss) from equity investee                                          (324,000)           100,000           1,180,000
   Interest and dividends                                                     1,899,000          1,197,000             670,000
                                                                      -----------------  -----------------   -----------------
                                                                             44,341,000         36,118,000          30,491,000
                                                                      -----------------  -----------------   -----------------

Expenses:
   Employee compensation and benefits                                        12,884,000         11,183,000          10,925,000
   Clearing fees, including floor brokerage                                   6,088,000          5,942,000           4,053,000
   Advertising and promotion                                                  2,790,000          3,386,000           1,998,000
   Communications                                                             3,022,000          2,470,000           1,805,000
   Occupancy                                                                    778,000            553,000             665,000
   Interest                                                                      23,000            155,000             327,000
   Other general and administrative                                           4,901,000          4,492,000           3,262,000
                                                                      -----------------  -----------------   -----------------

                                                                             30,486,000         28,181,000          23,035,000
                                                                      -----------------  -----------------   -----------------

Income before provision for income taxes                                     13,855,000          7,937,000           7,456,000

Provision for income taxes - current                                          5,856,000          3,334,000           3,143,000
                                                                      -----------------  -----------------   -----------------

Net income                                                            $       7,999,000  $       4,603,000   $       4,313,000
                                                                      =================  =================   =================

Net income per share of common stock - basic                                $.35                $.20                $.20
Net income per share of common stock - diluted                              $.34                $.20                $.19

Weighted average shares outstanding - basic                                  22,886,100         22,725,452          21,598,406
Weighted average shares outstanding - diluted                                23,265,897         23,238,100          22,241,860



                See notes to consolidated financial statements.




Consolidated Statements of Changes In Stockholders' Equity

                                                                  Common Stock
                                                              --------------------
                                                              Number                       Additional
                                                                of          $.01 Par         Paid-in         Retained
                                                              Shares         Value          Capital          Earnings
                                                              ------         -----          -------          --------

Balance - January 1, 1998                                     21,550,440  $   215,000   $     6,585,000   $    3,217,000
Net income                                                             -            -                 -        4,313,000
Issuance of shares in connection with
   Restricted Stock Award Plan, net of
   7,200 shares forfeited                                         38,000            -                 -                -
Non-cash compensation in connection
   with Restricted Stock Award Plan                                    -            -            91,000                -
Issuance of shares in connection with
   exercise of employee stock options                             16,520            -            38,000                -
Dividends on common stock ($.12 per share)                             -            -                 -         (159,000)
                                                           -------------  -----------   ---------------   --------------

Balance - December 31, 1998                                   21,604,960      215,000         6,714,000        7,371,000
Net income                                                                                                     4,603,000
Issuance of shares in connection with rights
   offering, net of expenses                                     961,087       10,000         6,919,000
Issuance of shares in connection with
   Restricted Stock Award Plan, net of
   850 shares forfeited                                            3,400            -                 -                -
Non-cash compensation in connection
   with Restricted Stock Award Plan                                                              50,000
Issuance of shares in connection with
   exercise of employee stock options                            320,240        3,000           744,000                -
Tax benefit arising from exercise of employer
   stock options                                                                              3,155,000
Dividends on common stock ($.12 per share)                             -            -                 -         (330,000)
                                                           -------------  -----------   ---------------   --------------

Balance - December 31, 1999                                   22,889,687      228,000        17,582,000       11,644,000
Net income                                                                                                     7,999,000
Treasury share purchases
Non-cash compensation in connection with
   Restricted Stock Award Plan                                                                   40,000
Issuance of shares in connection with exercise
   of employee stock options                                      21,500        1,000            57,000                -
Tax benefit arising from exercise of employee
   stock options                                                                                 57,000
Dividends on common stock ($.04 per share)                             -            -                 -         (121,000)
                                                           -------------  -----------   ---------------   --------------

Balance - December 31, 2000                                   22,911,187  $   229,000   $    17,736,000   $   19,522,000
                                                           =============  ===========   ===============   ==============


                                                                    Treasury Stock
                                                                ----------------------
                                                                Number
                                                                  of
                                                                Shares          Amount           Total
                                                                ------          ------           -----

Balance - January 1, 1998                                                                       10,017,000
Net income                                                                                       4,313,000
Issuance of shares in connection with
   Restricted Stock Award Plan, net of
   7,200 shares forfeited                                                                                -
Non-cash compensation in connection
   with Restricted Stock Award Plan                                                                 91,000
Issuance of shares in connection with
   exercise of employee stock options                                                               38,000
Dividends on common stock ($.12 per share)                                                        (159,000)
                                                                                            --------------

Balance - December 31, 1998                                                                     14,300,000
Net income                                                                                       4,603,000
Issuance of shares in connection with rights
   offering, net of expenses                                                                     6,929,000
Issuance of shares in connection with
   Restricted Stock Award Plan, net of
   850 shares forfeited                                                                                  -
Non-cash compensation in connection
   with Restricted Stock Award Plan                                                                 50,000
Issuance of shares in connection with
   exercise of employee stock options                                                              747,000
Tax benefit arising from exercise of employer
   stock options                                                                                 3,155,000
Dividends on common stock ($.12 per share)                                                        (330,000)
                                                                                            --------------

Balance - December 31, 1999                                                                     29,454,000
Net income                                                                                       7,999,000
Treasury share purchases                                         148,700    $     (803,000)       (803,000)
Non-cash compensation in connection with
   Restricted Stock Award Plan                                                                      40,000
Issuance of shares in connection with exercise
   of employee stock options                                                                        58,000
Tax benefit arising from exercise of employee
   stock options                                                                                    57,000
Dividends on common stock ($.04 per share)                                                        (121,000)
                                                            ------------    --------------  --------------

Balance - December 31, 2000                                      148,700    $     (803,000) $   36,684,000
                                                            ============    ==============  ==============



                See notes to consolidated financial statements.








Consolidated Statements of Cash Flows

                                                                                          Year Ended December 31,
                                                                             -------------------------------------------------
                                                                                   2000             1999             1998
                                                                             ---------------   ---------------  -------------
Cash flows from operating activities:
   Net income                                                                $     7,999,000   $     4,603,000  $   4,313,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                518,000           382,000        184,000
        (Income) loss from equity investee                                           325,000          (100,000)    (1,180,000)
        Non-cash compensation                                                         40,000            50,000         91,000
        Tax benefit of exercised employee stock options                               57,000         3,155,000
        Changes in operating assets and liabilities:
           Net (increase )decrease in securities owned, at market
              value                                                               (3,618,000)        2,728,000      1,526,000
           Net change in receivable from clearing broker                           2,234,000           342,000       (457,000)
           Increase in prepaid expenses and other assets                             (89,000)         (182,000)      (491,000)
           Net decrease in securities sold, not yet
              purchased, at market value                                             (48,000)         (517,000)    (1,471,000)
           Increase (decrease) in accounts payable and accrued
              liabilities                                                          1,149,000          (747,000)        93,000
           Net change in advances to equity investee                                (263,000)         (514,000)
                                                                             ---------------   ---------------  -------------

                Net cash provided by operating activities                          8,304,000         9,200,000      2,608,000
                                                                             ---------------   ---------------  -------------

Cash flows from investing activities:
   Purchase of intangibles                                                        (2,375,000)
   Purchase of furniture, equipment and leasehold improvements                    (1,629,000)         (318,000)      (358,000)
   Distributions from affiliate                                                       54,000           998,000
   Loans to affiliate                                                                                              (4,000,000)
   Repayment of loans - affiliate                                                                                   4,000,000
                                                                             ---------------   ---------------  -------------

                Net cash (used in) provided by investing activities               (3,950,000)          680,000       (358,000)
                                                                             ---------------   ---------------  -------------

Cash flows from financing activities:
   Purchase of treasury shares                                                      (803,000)
   Issuance of shares, net of expenses                                                               6,929,000
   Proceeds from exercise of options                                                  58,000           747,000         38,000
   Dividend on common stock                                                         (121,000)         (409,000)       (80,000)
   Repayment of subordinated loan - stockholder                                                     (1,000,000)
                                                                             ---------------   ---------------  -------------

                Net cash (used in) provided by financing activities                 (866,000)        6,267,000        (42,000)
                                                                             ---------------   ---------------  -------------

Net increase in cash and cash equivalents                                          3,488,000        16,147,000      2,208,000
Cash and cash equivalents - beginning of year                                     22,882,000         6,735,000      4,527,000
                                                                             ---------------   ---------------  -------------

Cash and cash equivalents - end of year                                      $    26,370,000   $    22,882,000  $   6,735,000
                                                                             ===============   ===============  =============

Supplemental cash flow disclosures:
   Cash paid for:
      Interest                                                               $        23,000   $       155,000  $     382,000
      Income taxes                                                           $     5,812,000   $       566,000  $   3,522,000

Noncash investing and financing activities:
   Dividends declared                                                                                           $      79,000
   Tax benefit of employee stock options                                     $        57,000   $     3,155,000
   Return of secured demand note receivable and concellation of
      subordinated notes payable                                                               $     2,000,000



                See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      Organization and basis of presentation:

       Siebert Financial Corp. ("Financial"), through its wholly owned subsidiary, Muriel Siebert & Co., Inc. ("Siebert"), engages in the business of providing discount brokerage services for customers, investment banking services for institutional clients and trading securities for its own account, and, through its new wholly owned subsidiary, Siebert Women's Financial Network, Inc. ("WFN"), engages in providing products, services and information all uniquely devoted to women's financial needs. All significant intercompany accounts have been eliminated. Financial, Siebert and WFN collectively are referred to herein as the "Company".

       The municipal bond investment banking business was conducted by the Siebert Brandford Shank division until July 1, 1998. Since that date it is being conducted by Siebert Brandford Shank & Co., LLC ("SBS"), an investee, which is accounted for by the equity method of accounting (see Note B). The equity method provides that Siebert record its share of SBS' earnings or losses.

       On May 28, 1999, the Company consummated a merger with Andrew Peck Associates, Inc. ("Peck"). Under the terms of the agreement, Peck was merged with and into Siebert and the separate existence of Peck ceased. All of the common stock of Peck outstanding was converted into 600,000 shares of the Company's common stock. The merger is accounted for as a pooling of interests. Accordingly, the Company's financial statements for 1999 and 1998 have been restated to include the results of Peck.

       The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                                 January 1, 1999
                                     Through
                                  May 28, 1999
                                    (unaudited)        1998
                                  ------------    -------------

               Revenues:
                  Company         $ 12,929,000    $  25,661,000
                  Peck               2,504,000        4,830,000
                                  ------------    -------------

                                  $ 15,433,000    $  30,491,000
                                  ============    =============

               Net income:
                  Company         $ 2,023,000     $   4,313,000
                  Peck                      0                 0
                                  ------------    -------------

                                  $ 2,023,000     $   4,313,000
                                  ===========     =============


     There were no transactions between the Company and Peck prior to the merger.

     In several transactions during September and October of 2000, WFN acquired WFN Women's Financial Network, Inc. and HerDollar.com, Inc., respectively, companies in the development stage which had yet to commence principal operations, had no significant revenue and had assets consisting principally of websites, content and domain names with no significant book value, for aggregate consideration of $2,375,000 including costs. The transactions have been accounted for as purchases of intangible assets allocated to domain name, website and content, and a noncompete agreement.

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

[3]  Income taxes:

     The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Financial files a consolidated federal income tax return which includes Siebert and WFN.

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

[7]  Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[8]  Earnings per share:

     Earnings per basic share are calculated by dividing net income by the weighted average outstanding shares during the period. Earnings per diluted share are calculated by dividing net income by the basic shares and all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 2000, 1999 and 1998 amounted to 379,797, 512,648 and 643,454 additional shares respectively added to the basic weighted average outstanding shares of 22,886,100, 22,725,452 and 21,598,406 in 2000, 1999 and 1998,
     respectively.

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

[12] Software development cost:

     In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", costs related to the development of software for use in operations and in connection with the Company's internet websites, other than those costs incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over an estimated useful life of three years beginning when the software is ready for its intended use. Costs relating to the application development stage during 2000, 1999 and 1998 were not material.

[13] Intangibles:

     Purchased intangibles will principally be amortized using the straight-line method over the assigned useful lives, principally three years.


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

In 1999, Muriel F. Siebert, the Chairwoman of the Company, pledged a portion of her shares of the Company's common stock to collateralize SBS's obligation under a $5,000,000 Revolving Subordinated Loan Agreement.

 Summarized financial data of SBS is as follows:

                                                                            2000             1999             1998
                                                                            ----             ----             ----

         Total assets                                               $    3,413,000   $    10,519,000  $    6,234,000
         Total liabilities including subordinated liabilities of
            $1,200,000, $6,200,000 and $1,200,000                        2,807,000         9,143,000       3,685,000
         Total members' capital                                            605,000         1,376,000       2,549,000
         Total revenues                                                  5,568,000         6,535,000       4,817,000
         Net (loss) income                                                (661,000)          204,000       1,750,000

During 2000, 1999 and 1998, Siebert charged SBS $240,000,  $265,000 and $150,000 respectively, for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.


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

Interest paid on subordinated borrowings was $120,000 and $160,000 in 1999 and 1998, respectively.


NOTE D - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:


                                                                                      December 31,
                                                                            -------------------------------
                                                                                 2000            1999
                                                                            --------------  --------------

         Equipment                                                          $    2,077,000  $    1,077,000
         Leasehold improvements                                                    504,000         137,000
         Furniture and fixtures                                                    196,000          97,000
                                                                            --------------  --------------

                                                                                 2,777,000       1,311,000
         Less accumulated depreciation and amortization                            821,000         582,000
                                                                            --------------  --------------

                                                                            $    1,956,000  $      729,000
                                                                            ==============  ==============


Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 amounted to $402,000, $264,000 and $184,000, respectively.

NOTE E - INCOME TAXES

Income tax expense consists of the following:

                                                                                      Year Ended December 31,
                                                                          -----------------------------------------------
                                                                               2000            1999             1998
                                                                          --------------  ---------------  --------------
      Federal income tax                                                  $    4,194,000  $     2,388,000  $    2,233,000
      State and local income tax                                               1,662,000          946,000         910,000
                                                                          --------------  ---------------  --------------

      Income tax expense                                                  $    5,856,000  $     3,334,000  $    3,143,000
                                                                          ==============  ===============  ==============


A reconciliation between the income tax expense and income taxes computed by applying the statutory Federal income tax rate to income before taxes is as follows:

                                                                                      Year Ended December 31,
                                                                          -----------------------------------------------
                                                                               2000            1999             1998
                                                                          --------------  ---------------  --------------
      Expected income tax provision at statutory Federal
         tax rate                                                        $     4,711,000  $     2,699,000   $     2,535,000
      State and local taxes, net of Federal tax effect                         1,145,000          635,000           718,000
      Effect of refund of prior years' local taxes, net of
         Federal and state tax effect                                                                              (110,000)
                                                                         ---------------  ---------------   ---------------

      Income tax expense                                                 $     5,856,000  $     3,334,000   $     3,143,000
                                                                         ===============  ===============   ===============


There are no significant temporary differences which give rise to deferred tax assets or liabilities at December 31, 2000 and 1999.

In 2000 and 1999, the Company reduced current taxes payable by $57,000 and $3,155,000, respectively, resulting from the deductibility of the difference between the exercise price of nonqualifying stock options granted by the Company and the market value of the stock on the dates of exercise. The tax benefit was recorded as a credit to paid-in capital.


NOTE F - STOCKHOLDERS' EQUITY

Siebert is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. At December 31, 2000 and 1999, Siebert had net capital of approximately $17,980,000 and $15,475,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

The principal shareholder waived her right to receive her portion of dividends declared in 1998, 1999 and 2000.

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

During 1998 and 1999, respectively, the Company awarded employees 38,000 and 3,400 shares under the Award Plan, net of forfeiture of 7,200 and 850 shares. The shares, which vest one year from the dates of grant, were valued at market value on the dates of grant and are being charged to expense over the vesting periods. The Company recorded non-cash compensation charges of $91,000, $50,000 and $40,000 in 1998, 1999 and 2000, respectively, relating to the shares awarded under the Award Plan.

On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. Through December 31, 2000, 148,700 shares were purchased at an average price of $5.40.


NOTE G - OPTIONS

The Company's 1997 Stock Option Plan (the "Plan") authorizes the grant of options to purchase up to an aggregate of 2,100,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code, as amended, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall generally be not less than the fair market value on the date of grant. No option may be granted under the Plan after December 2007.

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

A summary of the Company's stock option transactions for the three years ended December 31, 2000 is presented below:

                                                       2000                       1999                        1998
                                           -------------------------   -------------------------   ------------------------
                                                          Weighted                     Weighted                    Weighted
                                                           Average                     Average                      Average
                                                          Exercise                     Exercise                    Exercise
                                             Shares         Price         Shares        Price         Shares         Price
                                          -----------    ----------    -----------    --------     -----------     ---------
     Outstanding - beginning of year          521,700       $4.15          870,800      $ 2.39         925,200       $2.31
     Granted                                                                34,500      $27.33          86,000       $3.15
     Forfeited                                 (5,600)     $22.35          (63,360)     $ 2.31        (123,880)      $2.31
     Exercised                                (21,500)      $2.70         (320,240)     $ 2.31         (16,520)      $2.31
                                          -----------                  -----------                 -----------

     Outstanding - end of year                494,600       $3.93          521,700      $ 4.15         870,800       $2.39
                                          ===========                  ===========                 ===========

     Exercisable at end of year               182,250       $3.02           53,840      $ 2.69         254,560       $2.31
                                          ===========                  ===========

     Weighted average fair value
        of options granted                                                              $12.13                       $1.44


The following table summarizes information related to options outstanding at December 31, 2000:

                                                 Options Outstanding                            Options Exercisable
                              ------------------------------------------------------     -----------------------------
                                                                            Weighted                         Weighted
                Range                             Weighted Average          Average                          Average
              Exercise            Number              Remaining             Exercise         Number          Exercise
               Prices           Outstanding       Contractual Life           Price         Exercisable        Price
               ------           -----------       ----------------           -----         -----------        -----

               $ 2.31              408,000           6.42 Years             $  2.31
               $ 2.69               49,100           7.08 Years             $  2.69           176,250         $2.31
               $ 6.63                8,000           7.83 Years             $  6.63             2,000         $6.63
               $17.81                9,500           8.25 Years              $17.81
               $32.50               20,000           8.33 Years              $32.50             4,000         $32.50
                              ------------                                                -----------

           $2.31 - $32.50          494,600           6.62 Years             $  3.93           182,250         $3.02
                              ============                                                ===========


The fair  value of stock  options  is  estimated  at the  grant  date  using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions.

                                                             1999       1998
                                                             ----       ----

         Risk free interest rate                             5.11       5.55
         Expected life of options in years                      3         10
         Expected dividend yield                              .47%         2%
         Expected volatility                                   62%       40%

The Company applies APB Opinion 25 and related Interpretations in accounting for its employee/director option grants. Accordingly, no compensation cost has been recognized for its stock option grants. The pro forma effect of applying SFAS No. 123 on net income for the years ended December 31, 2000, 1999 and 1998 is not necessarily representative of the effects on reported net income for future years due to, among other things, (1) the vesting period of stock options and
(2) the fair value of additional stock options in future years. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards, the Company's net income and earnings per share would have reduced to the pro forma amounts indicated below.

                                                                                     Year Ended December 31,
                                                                          ---------------------------------------------
                                                                             2000              1999             1998
                                                                          ----------        ----------       ----------
          Net Income                                  As reported         $7,999,000        $4,603,000       $4,313,000
                                                      Pro forma           $7,750,000        $4,334,000       $4,098,000

          Net Income Per Share - Basic                As reported              $.35             $.20            $.20
                                                      Pro forma                $.34             $.19            $.19

          Net Income Per Share -Diluted               As reported              $.34             $.20            $.19
                                                      Pro forma                $.33             $.19            $.18


At December 31, 2000, 1,760,340 shares of the Company's common stock have been reserved for future issuance under the Plan, the Award Plan and for options granted to directors.


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

Siebert is exposed to the risk of loss on unsettled customer transactions in the event customers and other counterparties are unable to fulfill contractual obligations. Securities transactions entered into as of December 31, 2000 settled with no adverse effect on Siebert's financial condition.

NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

The Company rents office space under long-term operating leases expiring in various periods through 2005. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

                 Year Ending
                 December 31,                   Amount
                 ------------                   ------

                    2001                        $     732,000
                    2002                              696,000
                    2003                              351,000
                    2004                              223,000
                    2005                              223,000
                                                -------------
                                                $   2,225,000
                                                =============


Rent expense, including escalations for operating costs, amounted to approximately $583,000, $376,000 and $591,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2000, 1999 and 1998.

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

NOTE L - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               2000                                                   1999
                      -----------------------------------------------------    ------------------------------------------------
                          First        Second         Third       Fourth         First        Second        Third        Fourth
                         Quarter       Quarter       Quarter      Quarter       Quarter       Quarter      Quarter      Quarter
                         -------       -------       -------      -------       -------       -------      -------      -------

Revenues              $ 13,621,000   $ 10,598,000  $9,999,000   $10,122,000   $8,550,000    $9,255,000   $7,783,000   $10,530,000
Net income            $  3,206,000   $  1,754,000  $1,754,000   $ 1,285,000   $1,031,000    $1,369,000   $  643,000   $ 1,560,000
Earnings per share:
   Basic                  $.14          $0.08         $0.08        $0.06          $.05         $0.06        $0.03        $0.07
   Diluted                $.14          $0.08         $0.08        $0.06          $.04         $0.06        $0.03        $0.07

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

                                                Date:  March 28, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                                        Title                         Date
          ----                                        -----                         ----

/s/ Muriel F. Siebert
-----------------------                                                         March 28 2001
Muriel F. Siebert                           Chair, President and Director
                                           (principal executive officer)

/s/ Nicholas P. Dermigny
-------------------------                                                       March 28, 2001
Nicholas P. Dermigny                        Executive Vice President,
                                            Chief Operating Officer and
                                            Director

/s/ Mitchell M. Cohen                                                           March 28, 2001
------------------------------------
Mitchell M. Cohen                           Chief Financial Officer
                                            and Assistant Secretary
                                            (principal financial and
                                            accounting officer)



/s/ Patricia L. Francy                                                          March 28, 2001
------------------------------------
Patricia L. Francy                          Director



/s/ Jane H. Macon                                                               March 28, 2001
------------------------------------
Jane H. Macon                               Director



/s/ Daniel Jacobson                                                             March 28, 2001
------------------------------------
Daniel Jacobson                             Director

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

3.2 By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998)

10.1 Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1997)

10.2 10(a) Siebert Financial Corp. 1997 Stock Option Plan (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

10.4 LLC Operating Agreement, among Siebert, Brandford, Shank & Co., LLC, Muriel Siebert & Co., Inc., Napoleon Brandford III and Suzanne F. Shank, dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

10.5 Services Agreement, between Siebert, Brandford, Shank & Co., LLC and Muriel Siebert & Co., Inc., dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

10.6 Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1997)

10.7 Stock Option Agreement, dated March 11, 1997, between the Company and Patricia L. Francy (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)

10.8 Stock Option Agreement, dated March 11, 1997, between the Company and Jane H. Macon (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)

10.9 Stock Option Agreement, dated March 11, 1997, between the Company and Monte E. Wetzler (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)

10.10 Employment Agreement, dated as of April 9, 1999, between the Company and Daniel Jacobson (incorporated by reference to Siebert Financial Corp.'s Form 10-Q for the quarter ended September 30, 1999)

21 Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998)

23        Consent of Independent Auditors