Form 10-Q
period 2001-03-31
SIEBERT FINANCIAL CORP
filed 2001-05-15
CIK 65596

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(D) of the
          Securities Exchange Act of 1934

          For the quarterly period ended  March 31, 2001
                                          --------------

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

Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2001, there were 22,492,405 shares of Common Stock, par value $.01 per share, outstanding.


         Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition
                                                                                             March 31, 2001    December 31,
                                                                                             (unaudited)           2000
                                                                                             -----------           ----
ASSETS
Cash and cash equivalents                                                                    $24,182,000       $26,370,000
Cash equivalents - restricted                                                                  1,300,000         1,300,000
Receivable from clearing broker                                                                1,426,000           124,000
Securities owned, at market value                                                              6,269,000         6,271,000
Furniture, equipment and leasehold improvements, net                                           2,012,000         1,956,000
Investment in and advances to affiliate                                                        1,399,000           981,000
Intangibles, net                                                                               2,134,000         2,375,000
Prepaid expenses and other assets                                                              1,244,000         1,259,000
                                                                                             -----------         ---------

                                                                                             $39,966,000       $40,636,000
                                                                                             ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                                          $        --         $   2,000
Accounts payable and accrued liabilities                                                       3,616,000         3,950,000
                                                                                             -----------         ---------

                                                                                               3,616,000         3,952,000
                                                                                             -----------         ---------
Commitments and contingent liabilities


Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,543,095 and 22,766,795 issued and outstanding at March 31, 2001 and
December 31, 2000, respectively                                                                  229,000           229,000
Additional paid-in                                                                            17,736,000        17,736,000
capital
Retained earnings                                                                             20,324,000        19,522,000
Less: 372,400 and 148,700 shares of treasury stock, at cost at March 31,2001 and
December 31,2000, respectively                                                               (1,939,000)         (803,000)
                                                                                             -----------        ----------
                                                                                              36,350,000        36,684,000
                                                                                             -----------        ----------
                                                                                             $39,966,000       $40,636,000
                                                                                             ===========       ===========



                 See notes to consolidated financial statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(unaudited)
                                                           Three Months Ended
                                                     ---------------------------
                                                                March 31,
                                                     ---------------------------
                                                         2001            2000
                                                    ------------   ------------
Revenues:
   Commissions and fees                             $  8,408,000   $ 12,652,000
   Investment banking                                    190,000        469,000
   Trading profits                                       271,000        219,000
   Income (loss) from equity investee                    573,000        (91,000)
   Interest and dividends                                420,000        372,000
                                                    ------------   ------------

                                                       9,862,000     13,621,000
                                                    ------------   ------------

Expenses:
   Employee compensation and benefits                  3,076,000      3,249,000
   Clearing fees, including floor brokerage            1,303,000      2,004,000
   Advertising and promotion                           1,015,000        572,000
   Communications                                        798,000        803,000
   Occupancy                                             259,000        175,000
   Interest                                                8,000          6,000
   Other general and administrative                    1,942,000      1,295,000
                                                    ------------   ------------

                                                       8,401,000      8,104,000
                                                    ------------   ------------

Income before income taxes                             1,461,000      5,517,000

Provision for income taxes                               658,000      2,311,000
                                                    ------------   ------------

Net income                                          $    803,000   $  3,206,000
                                                    ============   ============

Net income per share of common stock -
     Basic                                          $       0.04   $       0.14
                                                    $       0.04   $       0.14
Diluted

Weighted average shares outstanding - basic           22,382,382     22,896,604

Weighted average shares outstanding - diluted         22,672,337     23,335,314


                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

                                                                                Three Months Ended
                                                                            ----------------------------
                                                                                     March 31,
                                                                                 2001            2000
                                                                            ------------    ------------
Cash flows from operating activities:
   Net income                                                               $    803,000    $  3,206,000
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                            291,000         103,000
            (Income) loss from equity investee                                  (573,000)         91,000
        Changes in operating assets and liabilities:
           Net (increase) decrease in securities owned, at market value            2,000           8,000
           Net (increase) decrease in receivable from clearing broker         (1,302,000)     (1,235,000)

           (Increase) decrease in prepaid expenses and other assets              117,000        (226,000)
           Net increase (decrease) in securities sold, not yet purchased,
              at market value                                                     (2,000)        (39,000)
           Net increase in taxes payable                                                       2,221,000
           Increase (decrease) in accounts payable and accrued
              liabilities                                                       (334,000)        905,000
                                                                            ------------    ------------

              Net cash (used in) provided by operating activities               (998,000)      5,034,000
                                                                            ------------    ------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements                  (209,000)       (212,000)
   Net advances to equity investee                                               155,000            --
                                                                            ------------    ------------

              Net cash (used in) provided by investing activities                (54,000)       (212,000)
                                                                            ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of options                                                --            26,000
    Repurchase of common stock                                                (1,136,000)           --
                                                                            ------------    ------------

              Net cash (used in) provided by financing activities             (1,136,000)         26,000
                                                                            ------------    ------------

              Net (decrease) increase in cash and cash equivalents            (2,188,000)      4,848,000

Cash and cash equivalents - beginning of period                               26,370,000      22,882,000
                                                                            ------------    ------------

Cash and cash equivalents - end of period                                   $ 24,182,000    $ 27,730,000
                                                                            ============    ============

Supplemental cash flow disclosures:
   Cash paid for:
      Interest                                                              $      8,000    $      6,000
       Income taxes                                                         $    168,000    $     26,000


                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2001
 (unaudited)

1. Organization and Basis of Presentation:


     The consolidated financial statements include the accounts of Siebert Financial Corp. (the "Company") and its wholly owned subsidiaries Muriel Siebert & Co., Inc. ("Siebert") and Siebert Women's Financial Network, Inc. ("WFN"). All material intercompany balances have been eliminated. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly the Company's financial position and results of operations, consisting of normal recurring adjustments, have been included.

     The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for a full year.

2. Net Capital:

     Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of March 31, 2001 and March 31, 2000, Siebert had net capital of approximately $19,527,000 and $17,645,000, respectively, as compared with net capital requirements of $250,000.

3. Capital Transactions:

     On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through March 31, 2001, 372,400 shares have been purchased at an average price of $5.21.

Item 2. Management's Discussion and Analysis or Plan of Operation.

          This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

     Statements in this "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this document, as well as oral statements that may be made by the Company or by officers, directors or employees of the
     Company acting on the Company's behalf, that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions, fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, increases in competition within and without the discount brokerage business through broader services offerings or otherwise, competition from electronic discount brokerage firms offering greater discounts on commissions than the Company, prevalence of a flat fee environment, decline in participation in equity or municipal finance underwritings, decreased ticket volume in the discount brokerage division, limited trading opportunities, increases in expenses and changes in net capital or other regulatory requirements.

Business Environment

          Market conditions during the first quarter of 2001 reflected a continuation of the bear market that started in 2000. The markets were characterized by low trading volumes especially when compared to the record levels of the first quarter of 2000, new 52 week trading lows in the technology weighted NASDAQ composite index, the revaluation of stocks with record high stock prices, and the fear of a recession. At the same time, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges which the Company does not and they also direct their executions to captive market makers which the Company does not. Continued competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could also limit the Company's growth or even lead to a decline in the Company's customer base, which would adversely affect its results of operations. Industry-wide changes in trading practices, such as the advent of decimal pricing and the increasing use of Electronic Communications Networks, are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

          The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect the Company's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses, remain relatively fixed. Further, the planned development and promotion of the Company's financial website for women, WFN, the Women's Financial Network, at Siebert, ("WFN") resulted in a significant expenditure for the redesign and launch of the website and a continuing expenditure for maintaining and updating the content. The Company believes that revenues from new accounts expected to be generated by the website will be sufficient to offset the operating and promotional cost related to the website. However, the Company cannot be certain that a sufficient number of new accounts will be generated to offset the costs or produce significant profits.

          Earnings for any period should not be considered representative of any other period.

Current Developments

          On May 15, 2000, the board of directors of the Company authorized a buy back of up to 1 million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through April 30, 2001, 438,500 shares have been purchased at an average price of $5.18.

          In October, 2000, the Company announced the creation of a woman's financial website and the purchase of two women's financial websites, wfn.com and herdollar.com, that will serve as the foundation for the new site. The Company's new website, WFN, the Women's Financial Network, at Siebert (wfn.com), currently offers financial education, interactive tools and resources and a link to WFN Invest, a division of Muriel Siebert & Co., Inc. that offers transaction capabilities and all the products offered by SiebertNet.com. The site was redesigned and relaunched in April 2001. The Company believes that the site will be a destination for women (and men) to manage their financial affairs with a greater degree of ease and confidence.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

          Total revenues for the three months ended March 31, 2001 were $9.9 million, a decrease of $3.8 million or, 27.6% over the same period in 2000. Trading profits, income from investment in affiliate and interest and dividend revenues increased as compared to the prior year; commission and fee income and investment banking revenues however decreased.

          Commission and fee income for the three months ended March 31, 2001 was $8.4 million, a decrease of $4.2 million or 33.5% over the same period in 2000 due to a substantial reduction in trading volume as result of the bear market conditions during 2001, especially when compared to the record trading volumes in the first quarter of 2000. In addition, lower commissions earned per trade resulting from the increase of lower-priced electronic trading, price reductions on other related services caused by increased competition from ultra low cost, flat fee brokers and a reduction of order flow fees.

          Investment banking revenues for the three months ended March 31, 2001 were $190,000, a decrease of $279,000 or 59.5% over the same period in 2000 due to the decreased activity in the new issue market as result of the bear market conditions during 2001.

          Trading profits for the three months ended March 31, 2001 were $271,000 an increase of $52,000 or 23.7% over the same period in 2000.

          Interest and dividends for the three months ended March 31, 2001 were $420,000, an increase of $48,000 or 12.9% over the same period in 2000 primarily due to higher cash balances available for temporary investment partially offset by lower interest rates.

          Total expenses for the three months March 31, 2001 were $8.4 million, an increase of $297,000 or 3.7% over the same period in 2000.

         Employee compensation and benefit costs for the three months ended March 31, 2001 were $3.1 million, a decrease of $173,000 or 5.3% over the same period in 2000. This decrease was primarily due to a decrease in discretionary payments to employees coupled with a decrease in commission payouts due to the low trading volumes partially offset by increased personnel needed to maintain and manage the Company's website the Women's Financial Network, at Siebert.

         Clearing and floor brokerage fees for the three months ended March 31, 2001 were $1.3 million, a decrease of $701,000 or 35.0% over the same period in 2000 primarily due to the decreased volume of trade executions.

         Advertising and promotion expenses for the three months ended March 31, 2001 were $1.0 million, an increase of $443,000 or 77.4% over the same period in 2000 due to increased promotion expenditures in connection with the redesigned website for WFN, partially offset by decreased print and media advertisement by Siebert due to the downturn in the economy.

         Communications expense for the three months ended March 31, 2001, was $798,000, a decrease of $5,000 or .6% over the same period in 2000.

         Occupancy costs for the three months ended March 31, 2001 was $259,000, an increase of $84,000 or 48% over the same period in 2000, principally due to the move of some of the Company's operations to Jersey City, New Jersey, the opening of a branch in Fremont, California and the opening of a branch/customer service call center in Ft. Lauderdale, Florida.

         Interest expense for the three months ended March 31, 2001 was $8,000, an increase of $2,000 or 33.3% over the same period in 2000.

         Other general and administrative expenses were $1.9 million, an increase of $647,000 or 50% over the same period in 2000 primarily due to higher depreciation and amortization relating to the website purchase coupled with higher consulting costs.

          Provision for income taxes decreased for the three months ended March 31, 2001 to $658,000, a decrease of $1.7 million, or 71.5%, primarily due to a decrease in net income before tax in the first quarter to 2001 $1.5 million as compared to net income before tax of $5.5 million in the same period in 2000.

Liquidity and Capital Resources

          The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely salable in the open market. The Company's total assets at March 31, 2001 were $40 million. As of March 31, 2001, $31.9 million or 79.8% of total assets were regarded by the Company as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2001, Siebert's regulatory net capital was $19.7 million, $19.5 million in excess of its minimum capital requirement of $250,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes:

          Through Siebert, the Company maintains inventories in exchange-listed and NASDAQ equity securities on both a long and short basis. The fair value of all securities at March 31, 2001 was approximately $6.3 million in long positions and $0 in short positions. The fair value of all securities at March 31, 2000 was approximately $2.6 million in long positions and approximately $11,000 in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value, respectively, is estimated to be approximately $630,000 and $263,000, respectively, due to the offset of change in fair value of long and short positions.

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

               None

     Item 3. Defaults Upon Senior Securities

               None

     Item 4. Submission of Matters to a Vote of Security Holders

               None.

     Item 5. Other Information

               None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

               None.

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

                                  Date:  May 14, 2001




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

                                   Date: May 14, 2001