Form 10-Q
period 2001-06-30
SIEBERT FINANCIAL CORP
filed 2001-08-14
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
   (Mark One)
[X]     Quarterly report under Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the quarterly period ended June 30, 2001
                                       -------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to _____________

        Commission file number  0-5703
                               ---------

                             Siebert Financial Corp.
                             -----------------------
               (Exact Name of Issuer as Specified in its Charter)

               New York                                      11-1796714
       (State or Other Jurisdiction of                  (I.R.S.Employer
         Incorporation or Organization)                Identification No.)

                      885 Third Avenue, New York, NY 10022
                      ------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 644-2400
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes  ___    No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2001, there were 22,489,250 shares of Common Stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):


 Yes  _X_   No ____

          Unless the context otherwise requires, the "Company" or "Siebert" shall mean Siebert Financial Corp. and its wholly owned subsidiaries.

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including: changes in general economic and market conditions, fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, increases in competition within and without the discount brokerage business through broader services offerings or otherwise, competition from electronic discount brokerage firms offering greater discounts on commissions than the Company, prevalence of a flat fee environment, decline in participation in equity or municipal finance underwritings, decreased ticket volume in the discount brokerage division, limited trading opportunities, increases in expenses, changes in net capital or other regulatory requirements.

         As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

                                                                    June 30, 2001      December 31,
                                                                     (unaudited)           2000
                                                                     -----------           ----
ASSETS
Cash and cash equivalents                                             $23,843,000       $26,370,000
Cash equivalents - restricted                                           1,300,000         1,300,000
Receivable from clearing broker                                         2,418,000           124,000
Securities owned, at market value                                       6,398,000         6,271,000
Furniture, equipment and leasehold improvements, net                    1,873,000         1,956,000
Investment in and advances to affiliate                                 2,021,000           981,000
Intangibles, net                                                        2,037,000         2,375,000
Prepaid expenses and other assets                                       1,095,000         1,259,000
                                                                     ------------       -----------
                                                                      $40,985,000       $40,636,000
                                                                     ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                   $     8,000       $     2,000
Accounts payable and accrued liabilities                                3,941,000         3,950,000
                                                                     ------------       -----------
                                                                        3,949,000         3,952,000
                                                                     ------------       -----------
Commitments and contingent liabilities


Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,916,735 and 22,915,495 issued at June 30, 2001
and December 31, 2000, respectively                                       229,000           229,000
Additional paid-in  capital                                            17,738,000        17,736,000
Retained earnings                                                      21,355,000        19,522,000
Less: 444,100 and 148,700 shares of
treasury stock, at cost at June 30, 2001 and
December 31,2000, respectively                                        (2,286,000)         (803,000)
                                                                     ------------       -----------
                                                                       37,036,000        36,684,000
                                                                     ------------       -----------

                                                                      $40,985,000       $40,636,000
                                                                     ============       ===========

                 See notes to consolidated financial statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income

(unaudited)

                                                            Three Months Ended                        Six Months Ended
                                                   ------------------------------------     ------------------------------------
                                                                 June 30,                                 June 30,
                                                         2001                 2000                2001                 2000
                                                         ----                 ----                ----                 ----
Revenues:
   Commissions and fees                              $6,192,000          $9,830,000         $14,599,000           $22,482,000

   Investment banking                                   910,000             349,000           1,100,000               818,000
   Trading profits                                      203,000             174,000             474,000               393,000
    Income (loss) from equity investee                  884,000            (250,000)          1,458,000              (341,000)
   Interest and dividends                               366,000             495,000             786,000               867,000
                                                     ----------          ----------         -----------           -----------
                                                      8,555,000          10,598,000          18,417,000            24,219,000
                                                     ----------          ----------         -----------           -----------

Expenses:
   Employee compensation and benefits                 2,559,000           2,969,000           5,635,000             6,218,000
    Clearing fees, including floor
      Brokerage                                       1,068,000           1,775,000           2,371,000             3,779,000
   Advertising and promotion                            929,000             686,000           1,945,000             1,258,000
   Communications                                       754,000             779,000           1,553,000             1,582,000
   Occupancy                                            238,000             198,000             497,000               373,000
   Interest                                               2,000               3,000               9,000                 9,000
   Other general and administrative                   1,116,000           1,164,000           3,058,000             2,459,000
                                                     ----------          ----------         -----------           -----------

                                                      6,666,000           7,574,000          15,068,000            15,678,000
                                                     ----------          ----------         -----------           -----------

Income before income taxes                            1,889,000           3,024,000           3,349,000             8,541,000

Provision for income taxes                              858,000           1,270,000           1,516,000             3,581,000
                                                     ----------          ----------         -----------           -----------

Net income                                          $ 1,031,000         $ 1,754,000          $1,833,000            $4,960,000
                                                    ===========         ===========          ==========            ==========

Net income per share of common stock -
    Basic                                                $0.05               $0.08               $0.08                 $0.22
    Diluted                                              $0.05               $0.08               $0.08                 $0.21

Weighted average shares outstanding -
     Basic                                           22,483,438          22,895,537          22,432,910            22,896,070

Weighted average shares outstanding -
     Diluted                                         22,760,996          23,308,878          22,716,466            23,322,096


                See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                      ------------------------------
                                                                           2001            2000
                                                                      --------------     -----------
Cash flows from operating activities:
   Net income                                                           $  1,833,000    $  4,960,000
                                                                        ------------    ------------
   Adjustments to reconcile net income to net cash provided by
    Operating activities:
   Depreciation and amortization                                             635,000        232,000
     (Income) loss from equity investee                                   (1,458,000)       341,000
     Changes in operating assets and liabilities:
       Net (increase) decrease in securities owned, at market value         (127,000)     (1,794,000)
       Net (increase) decrease in receivable from clearing broker         (2,294,000)        (41,000)
       (Increase) decrease in prepaid expenses and other assets              183,000         134,000
       Net increase (decrease) in securities sold, not yet purchased,
         at market value                                                       6,000         (50,000)
       Increase (decrease) in accounts payable, taxes payable
         and accrued liabilities                                              (9,000)      1,620,000
                                                                        ------------    ------------
      Net (cash used in) provided by operating activities                 (1,231,000)      5,402,000
                                                                        ------------    ------------


Cash flows from investing activities:

  Purchase of furniture, equipment and leasehold improvements               (235,000)       (811,000)
  Distribution from equity investee                                                -          53,000
  Net advances to equity investee                                            420,000        (257,000)
                                                                        ------------    ------------
      Net cash provided by (used in) investing activities                    185,000      (1,015,000)
                                                                        ------------    ------------
Cash flows from financing activities:
   Dividend on common stock                                                        -        (121,000)
   Proceeds from exercise of options                                           2,000          46,000
    Repurchase of Company Stock                                           (1,483,000)       (129,000)
                                                                        ------------    ------------
             Net cash used in financing activities                        (1,481,000)       (204,000)
                                                                        ------------    ------------
             Net (decrease) increase in cash and cash equivalents         (2,527,000)      4,183,000

Cash and cash equivalents - beginning of period                           26,370,000      22,882,000
                                                                        ------------    ------------
Cash and cash equivalents - end of period                               $ 23,843,000    $ 27,065,000
                                                                        ============    ============

 Supplemental cash flow disclosures:
   Cash paid for:
   Interest                                                             $     20,000    $      9,000
   Income taxes                                                         $    793,000    $  2,152,000

                See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Six  Months Ended June 30, 2001

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

2.   Net Capital:

     Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of June 30, 2001 and June 30, 2000, Siebert had net capital of approximately $20,279,000 and $19,527,000, respectively, as compared with net capital requirements of $250,000.

3.   Capital Transactions:

     On May 15, 2000, the board of directors of the Company authorized a stock repurchase program of up to one million shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. Through June 30, 2001, 444,100 shares have been purchased at an average price of $5.15.

4.   Earnings per share:

     Earnings per basic share are calculated by dividing net income by the weighted average outstanding shares during the period. Earnings per diluted share are calculated by dividing net income by the basic shares and all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for the three months and six months ended June 30, 2001 amount to 277,558 and 283,556, respectively, and for the three months and six months ended June 30, 2000 amount to 413,341 and 426,026, respectively.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Six  Months Ended June 30, 2001

 (unaudited)

5.   Investment in Affiliate:

     The summarized financial data of Siebert's 49% owned equity investee, Siebert, Brandford, Shank & Co., LLC is:

     (In Thousands)                                                         June 30, 2001     June 30, 2000
                                                                            -------------     -------------
     Total assets                                                               $6,085            $5,570
     Total liabilities including subordinated liabilities of $1,200              2,505             4,998
     Total members' capital                                                      3,580               572
     Total revenues                                                              7,350             2,588
     Net income (loss)                                                           2,974              (695)


Item 2. Management's Discussion and Analysis or Plan of Operation.

          This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

     Business Environment

          Market conditions during the second quarter of 2001 reflected a continuation of the bear market that started in 2000. The markets continued to be characterized by low trading volumes especially when compared to the record levels of the first quarter of 2000, the high volume levels of the second quarter of 2000, new 52 week trading lows in the technology weighted NASDAQ composite index, the revaluation of stocks with record high stock prices, and the fear of a recession. Competition in the discount brokerage industry remains intense.

          The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect the Company's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses, remain relatively fixed. Further, the planned development and promotion of the Company's financial website for women, WFN, the Women's Financial Network, at Siebert, ("WFN") resulted in significant expenditures for the redesign and launch of its website and a continuing expenditure for maintaining and updating the content.

          Earnings for any period should not be considered representative of any other period.

Recent Developments

          On May 15, 2000, the board of directors of the Company authorized the repurchase of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through June 30, 2001, 444,100 shares have been purchased at an average price of $5.15.

          The Women's Financial Network at Siebert was redesigned and relaunched in April 2001 and, in accordance with comments received from its advisory board and its users, was significantly improved and redesigned for a launch in July of 2001. The Company believes that the site will be a destination for women (and men) to manage their financial affairs with a greater degree of ease and confidence.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

          Revenues. Total revenues for the three months ended June 30, 2001 were $8.6 million, a decrease of $2.0 million, or 19.3%, over the same period in 2000.

          Commission and fee income for the three months ended June 30, 2001 was $6.2 million, a decrease of $3.6 million or 37.0% over the same period in 2000 due to a substantial reduction in trading volume as result of the bear market conditions during 2001.

          Investment banking revenues for the three months ended June 30, 2001 were $910,000, an increase of $561,000 or 160.7% over the same period in 2000 due to the company's increased participation in larger new issues partially offset by decreased activity in the new issue market as result of the bear market conditions during 2001.

          Income from equity investee for the three months ended June 30, 2001 was $884,000, compared to a loss of $250,000, for the three months ended June 30, 2000 due to improved municipal bond market conditions and increased market share of underwritings.

          Trading profits for the three months ended June 30, 2001 were $203,000 an increase of $29,000 or 16.7% over the same period in 2000.

          Interest and dividends for the three months ended June 30, 2001 were $366,000, a decrease of $129,000 or 26.1% over the same period in 2000 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

          Expenses. Total expenses for the three months June 30, 2001 were $6.7 million, a decrease of $908,000, or 12.0% over the same period in 2000.

          Employee compensation and benefit costs for the three months ended June 30, 2001 were $2.6 million, a decrease of $410,000 or 13.8% over the same period in 2000. This decrease was primarily due to a decrease in discretionary payments to employees, a decrease in commission payouts, and a decrease in personnel due to the low trading volumes.

          Clearing and floor brokerage fees for the three months ended June 30, 2001 were $1.1 million, a decrease of $707,000 or 39.8% over the same period in 2000 primarily due to the decreased volume of trade executions.

          Advertising and promotion expenses for the three months ended June 30, 2001 were $929,000, an increase of $243,000 or 35.4% over the same period in 2000 due to increased promotion expenditures in connection with the redesigned website for WFN, coupled with increased print and media advertisement by Siebert.

          Communications expense for the three months ended June 30, 2001, was $754,000, a decrease of $25,000 or 3.2% over the same period in 2000 due primarily to the lower volume of call traffic as a result of low trading volumes.

          Occupancy costs for the three months ended June 30, 2001 was $238,000, an increase of $40,000 or 20.2% over the same period in 2000, principally due to the move of some of the Company's operations to Jersey City, New Jersey, and a branch/customer service call center in Ft. Lauderdale, Florida opened in June 2000.

          Interest expense for the three months ended June 30, 2001 was $2,000, a decrease of $1000 or 33.3% over the same period in 2000.

          Other general and administrative expenses were $1.1 million, a decrease of $48,000 or 4.1% from the same period in 2000.

          Provision for income taxes decreased for the three months ended June 30, 2001 to $858,000, a decrease of $412,000, or 32.4%, due to a decrease in net income before tax in the second quarter of 2001 to $1.9 million as compared to net income before tax of $3.0 million in the same period in 2000.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

          Revenues. Total revenues for the six months ended June 30, 2001 were $18.4 million, a decrease of $5.8 million, or 24.0%, over the same period in 2000.


          Commission  and fee income for the six months  ended June 30, 2001 was
     14.6 million, a decrease of $7.9 million or 35.1% over the same period in 2000 due to a substantial reduction in trading volume as result of the bear market conditions during 2001.

          Investment banking revenues for the six months ended June 30, 2001 were $1.1 million, an increase of $282,000 or 34.5% over the same period in 2000 due to the company's increased participation in larger new issues partially offset by decreased activity in the new issue market as result of the bear market conditions during 2001.

          Income from equity investee for the six months ended June 30, 2001 was $1.5 million, compared to a loss of $341,000 for the six months ended June 30, 2000 due to improved municipal bond market conditions and increased market share of underwritings.

          Trading profits for the six months ended June 30, 2001 were $474,000 an increase of $81,000 or 20.6% over the same period in 2000.

          Interest and dividends for the six months ended June 30, 2001 were $786,000, a decrease of $81,000 or 9.3% over the same period in 2000 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

          Expenses. Total expenses for the six months June 30, 2001 were $15.1 million, a decrease of $610,000 or 3.9% over the same period in 2000.

          Employee compensation and benefit costs for the six months ended June 30, 2001 were $5.6 million, a decrease of $583,000 or 9.4% over the same period in 2000. This decrease was primarily due to a decrease in discretionary payments to employees coupled with a decrease in commission payouts and a decrease in personnel due to the low trading volumes.

          Clearing and floor brokerage fees for the six months ended June 30, 2001 were $2.4 million, a decrease of $1.4 million or 37.3% over the same period in 2000 primarily due to the decreased volume of trade executions.

          Advertising and promotion expenses for the six months ended June 30, 2001 were $1.9 million an increase of $687,000 or 54.6% over the same period in 2000 due to increased promotion expenditures in connection with the redesigned website for WFN, coupled with increased print and media advertisement by Siebert in the second quarter of 2001.

          Communications expense for the six months ended June 30, 2001, was $1.6 million, a decrease of $29,000 or 1.8% over the same period in 2000 due primarily to the lower volume of call traffic as a result of low trading volumes.

          Occupancy costs for the six months ended June 30, 2001 was $497,000, an increase of $124,000 or 33.2% over the same period in 2000, principally due to the move of some of the Company's operations to Jersey City, New Jersey, Fremont, California and the opening of a branch/customer service call center in Ft. Lauderdale, Florida.

          Interest expense for the six months ended June 30, 2001 remained unchanged at $9,000 for the same period in 2000.

          Other general and administrative expenses were $3.1million, an increase of $599,000 or 24.4% over the same period in 2000 primarily due to higher depreciation and amortization during the current period relating to the purchase of WFN in October 2000 and increased consulting expense, partially offset by lower fulfillment costs.

          Provision for income taxes decreased for the six months ended June 30, 2001 to $1.5 million, a decrease of $2.1 million, or 57.7%, due to a decrease in net income before tax to $3.3 million as compared to net income before tax of $8.5 million in the same period in 2000.

Liquidity and Capital Resources

          The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Siebert's total assets at June 30, 2001 were $41.0 million. As of June 30, 2001, $32.7 million, or 79.7%, of total assets were regarded by the Company as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2000, Siebert's regulatory net capital was $20.3 million, $20.0 million in excess of its minimum capital requirement of $250,000.

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

Recently Issued Accounting Pronouncements

          In June 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 141 and 142 addressing the accounting for business combinations and goodwill and other intangible assets. Under these standards, goodwill and certain other intangibles would not be subject to amortization, but rather would be subject to periodic testing for impairment. Under the transition provisions, goodwill and intangible assets determined to have an indefinite useful life shall not be amortized in fiscal years beginning after December 15, 2001. Earlier adoption is permitted in limited circumstances. Additionally, guidance on how to determine and measure impairment is provided. The Company is currently evaluating the impact, if any, of these pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes:

          Through Siebert, the Company maintains inventories in exchange-listed and NASDAQ equity securities on both a long and short basis. The fair value of all securities at June 30, 2001 was approximately $6.4 million in long positions and approximately $8,000 in short positions. The fair value of all securities at June 30, 2000 was approximately $4.4 million in long positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value, respectively, is estimated to be approximately $640,000 and $445,000, respectively, due to the offset of change in fair value of long and short positions.


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

Item 2.  Changes in Securities and Use of Proceeds

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting on June 15, 2001. At that meeting, the following matter was voted on and received the votes indicated:

(1)      Election of Directors          For               %            Withheld
                                        ---               -            --------

Muriel F. Siebert                    22,215,606          98.71          19,787

Nicholas P. Dermigny                 22,215,506          98.71          19,887

Patricia L. Francy                   22,215,506          98.71          19,887

Jane H. Macon                        22,552,606          98.71          19,787

Daniel Jacobson                      22,552,602          98.71          19,791

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

         Name                       Title                              Date

/s/Muriel F. Siebert       Chair, President and Director        August 9, 2000
------------------------
Muriel F.  Siebert         (principal executive officer)

/s/Mitchell M. Cohen       Chief Financial Officer              August 9, 2000
------------------------
Mitchell M.  Cohen         and Assistant Secretary
                           (principal financial and
                           accounting officer)