Form 10-Q
period 2001-09-30
SIEBERT FINANCIAL CORP
filed 2001-11-14
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
   (Mark One)
[X]     Quarterly report under Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the quarterly period ended September 30, 2001
                                       ------------------

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

Yes  [ ]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2001, there were 22,390,977 shares of Common Stock, par value $.01 per share, outstanding.

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

         As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those that are detailed from time to time in the Company's SEC filings.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                September 30,      December 31,
                                                                                                    2001              2000
                                                                                                    ----              ----
                                                                                                (unaudited)
                                                                                                -----------

ASSETS
Cash and cash equivalents                                                                       $28,765,000       $26,370,000
Cash equivalents - restricted                                                                     1,300,000         1,300,000
Receivable from clearing broker                                                                   1,399,000           124,000
Securities owned, at market value                                                                 3,433,000         6,271,000
Furniture, equipment and leasehold improvements, net                                              1,767,000         1,956,000
Investment in and advances to affiliate                                                           1,884,000           981,000
Intangibles, net                                                                                  1,855,000         2,375,000
Prepaid expenses and other assets                                                                 1,012,000         1,259,000
                                                                                                  ---------         ---------
                                                                                                $41,415,000       $40,636,000
                                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value                                              $   17,000         $   2,000
Accounts payable and accrued liabilities                                                          4,305,000         3,950,000
                                                                                                  ---------         ---------
                                                                                                  4,322,000         3,952,000
                                                                                                  ---------         ---------

Commitments and contingent liabilities


Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,916,735 and 22,911,187 issued at September 30, 2001 and December 31, 2000,
respectively                                                                                        229,000           229,000
Additional paid-in capital                                                                       17,781,000        17,736,000
Retained earnings                                                                                21,580,000        19,522,000
Less: 493,500 and 148,700 shares of treasury stock, at cost at September 30, 2001 and
December 31,2000, respectively                                                                   (2,497,000)         (803,000)
                                                                                                -----------         ---------
                                                                                                 37,093,000        36,684,000
                                                                                                -----------         ---------
                                                                                                $41,415,000       $40,636,000
                                                                                                ===========       ===========



                 See notes to consolidated financial statements






SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                       Three Months Ended                       Nine Months Ended
                                                           September 30,                        September 30,
                                                  -----------------------------       ----------------------------------
                                                       2001             2000             2001                   2000
                                                    ---------        ---------         ----------            ----------
Revenues:
   Commissions and fees                            $5,882,000       $8,657,000        $20,481,000           $31,139,000
   Investment banking                                 422,000          700,000          1,522,000             1,518,000
   Trading profits                                    243,000          159,000            717,000               552,000
   Income (loss) from equity investee                  78,000          (19,000)         1,536,000              (360,000)
   Interest and dividends                             349,000          502,000          1,135,000             1,369,000
                                                    ---------        ---------         ----------            ----------

                                                    6,974,000        9,999,000         25,391,000            34,218,000
                                                    ---------        ---------         ----------            ----------


Expenses:
   Employee compensation and benefits               2,649,000        2,796,000          8,285,000             9,014,000
    Clearing fees, including floor
      Brokerage                                       944,000        1,343,000          3,315,000             5,123,000
   Advertising and promotion                          475,000          822,000          2,420,000             2,080,000
   Communications                                     685,000          660,000          2,237,000             2,242,000
   Occupancy                                          261,000          219,000            757,000               591,000
   Interest                                             1,000            6,000             11,000                14,000
   Other general and administrative                 1,487,000        1,129,000          4,544,000             3,588,000
                                                    ---------        ---------         ----------            ----------

                                                    6,502,000        6,975,000         21,569,000            22,652,000
                                                    ---------        ---------         ----------            ----------

Income before income taxes                            472,000        3,024,000          3,822,000            11,566,000

Provision for income taxes                            247,000        1,270,000          1,764,000             4,852,000
                                                    ---------        ---------         ----------            ----------

Net income                                          $ 225,000      $ 1,754,000         $2,058,000            $6,714,000
                                                    =========      ===========         ==========            ==========

Net income per share of common stock -
    Basic and diluted                                   $0.01            $0.08              $0.09                 $0.29

Weighted average shares outstanding -
     Basic                                         22,489,171       22,892,692         22,451,664            22,896,070


Weighted average shares outstanding -
     Diluted                                       22,731,302       23,259,267         22,721,412            23,301,153

                                       See notes to consolidated financial statements.






Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                  -----------------------------------
                                                                                        2001                 2000
                                                                                  -------------         -------------
Cash flows from operating activities:
   Net income                                                                      $  2,058,000          $  6,714,000
   Adjustments to reconcile net income to net cash provided by
    Operating activities:
    Depreciation and amortization                                                      1,002,000               375,000
    (Income) loss from equity investee                                                (1,536,000)              360,000
    Changes in operating assets and liabilities:
       Net (increase) decrease in securities owned, at market value                   2,838,000            (1,827,000)
       Net (increase) decrease in receivable from clearing broker                    (1,275,000)              710,000
       (Increase) decrease in prepaid expenses and other assets                         247,000                16,000
       Net increase (decrease) in securities sold, not yet purchased,
         at market value                                                                 15,000               (46,000)
       Increase (decrease) in accounts payable, taxes payable
         and accrued liabilities                                                        355,000             1,172,000
                                                                                   ------------          ------------

      Net cash provided by operating activities                                       3,704,000             7,474,000

Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements                          (293,000)           (1,053,000)
  Distribution from equity investee                                                        --                  53,000
  Net (advances to) repayments from equity investee                                     633,000              (226,000)
                                                                                   ------------          ------------
      Net cash provided by (used in) investing activities                               340,000            (1,226,000)
                                                                                   ------------          ------------


Cash flows from financing activities:
   Dividend on common stock                                                                --                (121,000)
   Proceeds from exercise of options                                                     45,000                56,000
    Repurchase of Company Stock                                                      (1,694,000)             (156,000)
                                                                                   ------------          ------------


             Net cash used in financing activities                                   (1,649,000)             (221,000)
                                                                                   ------------          ------------

             Net increase in cash and cash equivalents                                2,395,000             6,027,000


Cash and cash equivalents - beginning of period                                      26,370,000            22,882,000
                                                                                   ------------          ------------



Cash and cash equivalents  end of period                                           $ 28,765,000          $ 28,909,000
                                                                                   ============          ============

 Supplemental cash flow disclosures:
   Cash paid for:
     Interest                                                                      $     11,000          $     14,000
     Income taxes                                                                  $    793,000          $  4,644,000


                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2001
 (unaudited)

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

2.   Net Capital:

     Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of September 30, 2001 and September 30, 2000, Siebert had net capital of approximately $20,400,000 and $19,800,000, respectively, as compared with net capital requirements of $250,000.

3.   Capital Transactions:

     On May 15, 2000, the board of directors of the Company authorized a stock repurchase program of up to one million shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. Through September 30, 2001, 493,500 shares have been purchased at an average price of $5.06.

4.   Earnings per share:

     Earnings per basic share are calculated by dividing net income by the weighted average outstanding shares during the period. Earnings per diluted share are calculated by dividing net income by the basic shares and all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for the three months and nine months ended September 30, 2001 amount to 242,131 and 269,748, respectively, and for the three months and nine months ended September 30, 2000 amount to 366,575 and 405,083, respectively.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2001
 (unaudited)


5.       Investment in Affiliate:

     The summarized financial data of Siebert's 49% owned equity investee, Siebert, Brandford, Shank & Co., LLC at September 30, and for the nine months then ended was:


       (In Thousands)                                                        September 30,        September 30,
                                                                            --------------        -------------
                                                                                  2001                2000
                                                                            --------------        -------------
     Total assets                                                                $5,960             $4,024
     Total liabilities including subordinated liabilities of $1,200               2,221              3,491
     Total members' capital                                                       3,739                532
     Total revenues                                                               9,127              4,000
     Net income (loss)                                                            3,134               (734)



Item 2. Management's Discussion and Analysis or Plan of Operation.

          This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

         Business Environment

          Market conditions during the third quarter of 2001 reflected a continuation of the bear market that started in 2000 and were severely affected by the events of September 11, 2001. The markets continued to be characterized by low trading volumes especially when compared to the record levels of the first quarter of 2000, the high volume levels of the second quarter of 2000, new 52 week trading lows in the technology weighted NASDAQ composite index, the revaluation of stocks with record high stock prices, and the fear of war and a recession. Competition in the brokerage industry remains intense.

          The Company, like other securities firms, is directly affected by general economic, political and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect the Company's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses, remain relatively fixed. Further, the planned development and promotion of the Company's financial website for women, WFN, the Women's Financial Network at Siebert ("WFN") resulted in significant expenditures for the redesign and launch of its website and a continuing expenditure for maintaining and updating the content. The cost impact of WFN on the consolidated earnings has stabilized as the initial costs have now been fully incurred.

                  Earnings for any period should not be considered representative of any other period.

Recent Developments

                  On May 15, 2000, the board of directors of the Company authorized the repurchase of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through September 30, 2001, 493,500 shares have been purchased at an average price of $5.06.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

                  Revenues. Total revenues for the three months ended September 30, 2001 were $7.0 million, a decrease of $3.0 million, or 30%, over the same period in 2000.

                  Commission and fee income for the three months ended September 30, 2001 was $5.9 million, a decrease of $2.8 million, or 32.2%, over the same period in 2000 due to a substantial reduction in trading volume as result of the bear market conditions during 2001.

                  Investment banking revenues for the three months ended September 30, 2001 were $422,000, a decrease of $278,000 or 39.7% over the same period in 2000 due to the Company's decreased participation in larger new issues as result of the bear market conditions during 2001.

                  Income from equity investee, Siebert, Brandford, Shank & Co., LLC ("SBS") for the three months ended September 30, 2001 was $78,000, compared to a loss of $19,000 for the three months ended September 30, 2000 due to improved municipal bond market conditions and an increase by SBS of its market share of underwritings.

                  Trading profits for the three months ended September 30, 2001 were $243,000, an increase of $84,000, or 52.8%, over the same period in 2000.

                  Interest and dividends for the three months ended September 30, 2001 were $349,000, a decrease of $153,000, or 30.5%, over the same period in 2000 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

                  Expenses. Total expenses for the three months ended September 30, 2001 were $6.5 million, a decrease of $473,000, or 6.8%, over the same period in 2000.

                  Employee compensation and benefit costs for the three months ended September 30, 2001 were $2.6 million, a decrease of $147,000, or 5.3%, over the same period in 2000. This decrease was primarily due to a decrease in bonus payments to employees, a decrease in commission payouts, and a decrease in personnel due to the low trading volumes, offset in part by base salary increases.

                  Clearing and floor brokerage fees for the three months ended September 30, 2001 were $944,000, a decrease of $399,000, or 29.7%, over the same period in 2000 primarily due to the decreased volume of trade executions.

                  Advertising and promotion expenses for the three months ended September 30, 2001 were $475,000, a decrease of $347,000, or 42.2%, over the same period in 2000 due to decreased expenditures for print and media advertisement.

                  Communications expense for the three months ended September 30, 2001, was $685,000, an increase of $25,000, or 3.8%, over the same period in 2000 due primarily to duplication of costs during the installation of a new Company-wide telephone system.

                  Occupancy costs for the three months ended September 30, 2001 was $261,000, an increase of $42,000, or 19.2%, over the same period in 2000, principally due to the move of some of the Company's operations to additional office space in Jersey City, New Jersey, and a branch/customer service call center in Ft. Lauderdale, Florida opened in September 2000.

                  Interest expense for the three months ended September 30, 2001 was $1,000, a decrease of $5,000, or 83.4%, over the same period in 2000.

                  Other general and administrative expenses were $1.5 million, an increase of $358,000 or 31.7% from the same period in 2000 due to increased amortization of intangible assets relating to WFN, consulting and professional fees

                  Provision for income taxes decreased for the three months ended September 30, 2001 to $247,000 a decrease of $1.0 million, or 80.6%, due to a decrease in net income before tax to $472,000 for the third quarter of 2001 as compared to net income before tax of $3.0 million in the same period in 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

                  Revenues. Total revenues for the nine months ended September 30, 2001 were $25.4 million, a decrease of $8.8 million, or 25.8%, over the same period in 2000.

                  Commission and fee income for the nine months ended September 30, 2001 was $20.5 million, a decrease of $10.7 million or 34.2% over the same period in 2000 due to a substantial reduction in trading volume as result of the bear market conditions during 2001.

                  Investment banking revenues for the nine months ended September 30, 2001 were $1.5 million, an increase of $4,000 over the same period in 2000.

                  Income from equity investee for the nine months ended September 30, 2001 was $1.5 million, compared to a loss of $360,000 for the nine months ended September 30, 2000 due to improved municipal bond market conditions and an increase by SBS of its market share of underwritings.

                  Trading profits for the nine months ended September 30, 2001 were $717,000, an increase of $165,000 or 29.8% over the same period in 2000.

                  Interest and dividends for the nine months ended September 30, 2001 were $1,100,000, a decrease of $234,000 or 17.0% over the same period in 2000 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

                  Expenses. Total expenses for the nine months September 30, 2001 were $21.6 million, a decrease of $1 million or 4.8% over the same period in 2000.

                  Employee compensation and benefit costs for the nine months ended September 30, 2001 were $8.3 million, a decrease of $729,000 or 8.0% over the same period in 2000. This decrease was primarily due to a decrease in bonus payments to employees coupled with a decrease in commission payouts and a decrease in personnel due to low trading volumes.

                  Clearing and floor brokerage fees for the nine months ended September 30, 2001 were $3.3 million, a decrease of $1.8 million, or 35.2%, over the same period in 2000 primarily due to the decreased volume of trade executions.

                  Advertising and promotion expenses for the nine months ended September 30, 2001 were $2.4 million an increase of $340,000, or 16.3%, over the same period in 2000 due to promotion expenses incurred in connection with the re-launch of WFN's redesigned website and increased print and media advertisement.

                  Communications expense for the nine months ended September 30, 2001, was $2.2 million, a decrease of $5,000 over the same period in 2000.

                  Occupancy costs for the nine months ended September 30, 2001 was $757,000, an increase of $166,000, or 28.0%, over the same period in 2000, principally due to the move of some of the Company's operations to additional office space in Jersey City, New Jersey,

                  Interest expense for the nine months ended September 30, 2001 was $11,000, a decrease of $3,000 from the same period in 2000.

                  Other general and administrative expenses were $4.5 million, an increase of $956,000 or 26.6% over the same period in 2000 primarily due to increased amortization of intangible assets relating to WFN, depreciation and consulting and professional fees.

                  Provision for income taxes decreased for the nine months ended September 30, 2001 to $1.7 million, a decrease of $3.1 million, or 63.6%, due to a decrease in net income before tax to $3.8 million as compared to net income before tax of $11.6 million in the same period in 2000.

Liquidity and Capital Resources

                  The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. The Company's total assets at September 30, 2001 were $41.4 million. As of September 30, 2001, $33.6 million, or 81.2% of total assets were regarded by the Company as highly liquid.

                  Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At September 30, 2001, Siebert's regulatory net capital was $20.4 million, $20.1 million in excess of its minimum capital requirement of $250,000.

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

Recently Issued Accounting Pronouncements

                  In September 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 141 and 142 addressing the accounting for business combinations and goodwill and other intangible assets. Under these standards, goodwill and certain other intangibles would not be subject to amortization, but rather would be subject to periodic testing for impairment. Under the transition provisions, goodwill and intangible assets determined to have an indefinite useful life shall not be amortized in fiscal years beginning after December 15, 2001. Earlier adoption is permitted in limited circumstances. Additionally, guidance on how to determine and measure impairment is provided. The Company is currently evaluating the impact, if any, of these pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Financial Instruments Held For Trading Purposes:

                  Through Siebert, the Company maintains inventories of exchange-listed and NASDAQ equity securities on both a long and short basis. The fair value of all securities at September 30, 2001 was approximately $3.4 million in long positions and approximately $17,000 in short positions. The fair value of all securities at September 30, 2000 was approximately $4.4 million in long positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value, respectively, is estimated to be approximately $343,000, and $440,000, respectively, taking into account the offset of change in fair value of long and short positions.


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

         Name                               Title                                     Date
         ----                               -----                                     ----

/s/Muriel F. Siebert                Chairwoman, President and Director
-----------------------------       (principal executive officer)
Muriel F.  Siebert                                                            November 12, 2001


/s/Mitchell M. Cohen                Chief Financial Officer                   November 12, 2001
----------------------------        and Assistant Secretary
Mitchell M.  Cohen                  (principal financial and
                                    accounting officer)
