Form 10-K
period 2001-12-31
SIEBERT FINANCIAL CORP
filed 2002-04-01
CIK 65596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2001

    [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________

          Commission file number 0-5703

                             Siebert Financial Corp.
             (Exact name of registrant as specified in its charter)

           New York                                     11-1796714
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

885 Third Avenue, New York , New York                           10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number  (212) 644 - 2400

         Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                  Name of each exchange on which registered
        None                                             None
--------------------------------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of the Registrant's outstanding Common Stock, as of March 22, 2002, was 22,934,417 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based on the closing price of the Common Stock as reported by the NASDQ National Market on March 22, 2002 and the assumption for this computation only that all directors and executive officers are affiliates) was $13,693,229.

         Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2002, incorporated by reference into Parts II and III.

Special Note Regarding Forward-Looking Statements

       Except for historical information contained in this Annual Report on Form 10-K, the matters discussed in this report contain certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that may cause such differences include, but are not limited to: the volume of trading of securities on stock exchanges and in the over-the-counter markets; the method of placing trades by the Company's customers; computer and telephone system failures; the effects of competitors' pricing and technology developments, telephone waiting time for servicing of accounts; the effects of industry regulation and changing industry practices and customs; changes in revenues and profit margin due to the cyclical nature of the securities markets; the level of the Company's spending on advertising and promotion; short or long-term declines in securities prices and trading volumes; and the effect of losses from customer non-payment of balances due.

PART  I

Item 1. BUSINESS

General

       Siebert Financial Corp. (the "Company") is a holding company that conducts its retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation ("Siebert"). Muriel Siebert, the first woman member of the New York Stock Exchange, is the Chairwoman and President and owns approximately 88.8% of the outstanding common stock, par value $.01 per share (the "Common Stock") of the Company.

Business Overview

       Siebert's principal activity is providing internet and traditional discount brokerage and related services to retail investors. Through its Capital Markets division, Siebert also offers institutional clients equity execution services on an agency basis, as well as equity and fixed income underwriting and investment banking services. The Company believes that it is the largest Woman-Owned Business Enterprise ("WBE") in the capital markets business in the country. In addition, Siebert, Brandford, Shank & Co., LLC ("SBS"), a company in which Siebert holds a 49% ownership interest, is the largest Minority and Women's Business Enterprise ("MWBE") in the tax-exempt underwriting business in the country.

The Retail Division

       Discount Brokerage and Related Services. Siebert became a discount broker on May 1, 1975, a date that would later come to be known as "May Day." Siebert believes that it has been in business and a member of The New York Stock Exchange, Inc. (the "NYSE") longer than any other discount broker. In 1998, Siebert began to offer its customers access to their accounts through SiebertNet, its Internet website. Siebert's focus in its discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including trading through a broker on the telephone, through a wireless device or via the Internet, at commissions that are substantially lower than those of full-commission firms and competitive with the national discount brokerage firms. Siebert clears all securities transactions on a fully disclosed basis through National Financial Services Corp. ("NFSC"), a wholly owned subsidiary of Fidelity Investments.

       Siebert serves investors who make their own investment decisions. Siebert seeks to assist its customers in their investment decisions by offering a number of value added services, including easy access to account information. Siebert's representatives are available to assist customers with information via toll-free 800 service Monday through Friday between 7:30 a.m. and 7:30 p.m. Eastern Time. Through its SiebertNet, Mobile Broker, inter-active voice recognition and Siebert MarketPhone services, 24-hour access is available to customers.

       Independent Retail Execution Services. Siebert offers what it believes to be the best possible trade executions for customers. Siebert does not make markets in securities, nor does it take positions against customer orders. Siebert's listed orders are routed in a manner intended to afford its customers the opportunity for price improvement on all orders. Through a service called NYSE PrimeTM, Siebert also has the ability to document to customers all price improvements received on orders executed on the NYSE when orders are filled at better than the National Best Bid/Offer.

       Siebert's over the counter orders are executed through a network of Nasdaq market makers with no single market maker executing all trades. Additionally, the firm offers customers execution services through Nasdaq's

SelectNetTM and Reuters' InstinetTM systems for an additional fee. These systems give customers access to all Electronic Communication Networks listed on SelectNet and to Instinet before and after regular market hours. Siebert believes that its OTC executions afford its customers the best possible opportunity for consistent price improvement. Siebert does not have any affiliation with market makers and therefore does not execute OTC trades through affiliated market makers.

       Customers may also indicate online interest, in buying or selling fixed income securities, including municipal bonds, corporate bonds, mortgage-backed securities, Government Sponsored Enterprises, Unit Investment Trusts or Certificates of Deposit. These transactions are executed by registered representatives.

       Retail Customer Service. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers, at no additional charge, with personal service via toll-free access to dedicated customer support personnel for all of its products and services. Customer service personnel are located in each of Siebert's branch offices. Siebert presently has retail offices in New York City, Jersey City, New Jersey, Boca Raton, Ft. Lauderdale, Surfside, Palm Beach and Naples, Florida and Beverly Hills, California. During 2001 Siebert closed its office in Fremont, California that catered to Mandarin Chinese speaking customers. Siebert uses a proprietary Customer Relationship Management System that enables representatives, no matter where located, to view a customer's service requests and the response thereto. Eventually, it is intended that this system will also allow customers to enter their requests directly into the system and track the response. Siebert's telephone system permits the automatic routing of calls to the next available agent having the appropriate skill set.

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

       Customer Financing. Customers margin accounts are carried through Siebert's clearing agent, which lends customers a portion of the market value of certain securities held in the customer's account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting a customer to engage in margin, short sale or any transaction, Siebert assumes the risk of its customers' failure to meet their obligations in the event of adverse changes in the market value of the securities positions. Both Siebert and its clearing agent reserve the right to set margin requirements higher than those established by the Federal Reserve Board.

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

       Siebert maintains a computer network to support its customer service delivery systems, as well as other applications such as clearing functions, account administration, record keeping and direct customer access to investment information. Through its clearing agent, Siebert's computers are also linked to the major registered United States securities exchanges, the National Securities Clearing Corporation and The Depository Trust Company. Failure of the information processing or communication systems for a significant period of time could limit the ability to process a large volume of transactions accurately and rapidly. This could cause Siebert to be unable to satisfy its obligations to customers and other securities firms, and could result in regulatory violations. External events, such as an earthquake or power failure, loss of external information feeds, such as security price information, as well as internal malfunctions, such as those that could occur during the implementation of system modifications, could render part or all of such systems inoperative.

       To enhance the reliability of the system and integrity of data, Siebert maintains carefully monitored backup and recovery functions. These include logging of all critical files intra-day, duplication and storage of all critical data outside of its central computer site each evening, and trading facilities for backup and communications in each of its branches.

       Siebert's communications systems include a voice system that allows calls to be answered by the next available agent having the appropriate skill set for the incoming call. Data is delivered to branches over a frame relay system. Call center software provides for statistical reports such as time on hold, duration of calls and the number of calls handled by each agent. The vendor of the communications system monitors the system on a twenty-four hour a day, seven day a week basis and can make certain repairs from its office.

Current Developments.

       During 2000, the Company acquired the Women's Financial Network and HerDollar.com, both websites in the development stage providing financial information and education targeted primarily to women. The two websites were combined to form WFN.com ("WFN at Siebert"), the Women's Financial Network at Siebert. WFN at Siebert offers a broad range of investment information and financial educational materials, as well as tools, small business center community, investment club exchange, and online workbooks all intended to help users to better understand and more effectively manage both their professional and personal financial lives. A division of Siebert, WFNInvest, offers online brokerage services similar to, and under similar terms and conditions as those offered by Siebert. During 2001, WFN at Siebert launched its redesigned website and in January 2002 launched a marketing partnership with AT&T WorldNet(R) Services. Under the terms of this relationship, WFN at Siebert created a Women's Finance channel for AT&T WorldNet(R) Services' ISP website and the WFNInvest brokerage service is promoted regularly to all AT&T Worldnet ISP members.

The Capital Markets Division

       In 1991, Siebert created its Capital Markets division, which serves as a co-manager, underwriting syndicate member, or selling group member on a wide spectrum of securities offerings for corporations and Federal agencies.

       Principal activities of the Capital Markets Division are investment banking and institutional equity execution services.

       During 1996, Siebert formed the Siebert, Brandford, Shank division of the investment banking group to enhance the activities of Siebert's tax exempt underwriting. The operations of the Siebert, Brandford, Shank division were moved on July 1, 1998 to a newly formed entity, SBS. Two individuals, Mr. Napoleon Brandford and Ms. Suzanne F. Shank, own 51% of the equity and are entitled to 51% of the net profits of SBS and Siebert is entitled to the balance. Through its investment in SBS, Siebert has become a more significant factor in the tax exempt underwriting area, and expects to enhance its government and institutional relationships, as well as the breadth of products that can be made available to retail clients. During 2001, SBS served as the lead manager of over $2.5 billion of negotiated municipal new issues and served as a co-manager in over $32.2 billion of negotiated municipal new issues.

       Since its inception, the Siebert, Brandford, Shank division and its successor SBS have co-managed offerings of approximately $117 billion and lead managed offerings of approximately $6 billion. Clients include the States of California, Texas, Washington, Ohio, Michigan and the Cities of Chicago, Detroit, Los Angeles, Houston, Dallas, Denver and St. Louis.

       In addition to occupying a portion of Siebert's existing offices in New York, SBS operates out of offices in San Francisco, Seattle, Houston, Chicago, Detroit, Los Angeles, Washington, DC and Dallas.

       Certain risks are involved in the underwriting of securities. Underwriting syndicates agree to purchase securities at a discount from the initial public offering price. If the securities must be sold below the cost to the syndicate, an underwriter is exposed to losses on the securities that it has committed to purchase. In the last several years, investment banking firms have increasingly underwritten corporate and municipal offerings with fewer syndicate participants or, in some cases, without an underwriting syndicate. In these cases, the underwriter assumes a larger part or all of the risk of an underwriting transaction. Under Federal securities laws, other laws and court decisions, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered. While municipal securities are exempt from the registration requirements of the Securities Act of 1933, underwriters of municipal securities nevertheless are exposed to substantial potential liability in connection with material misstatements or omissions of fact in the offering documents prepared in connection with offerings of such securities.

Advertising, Marketing and Promotion

       Siebert develops and maintains its retail customer base through printed advertising in financial publications, broadcast commercials over national and local cable TV channels, as well as promotional efforts and public appearances by Ms. Siebert. Additionally, a significant number of the firm's new accounts are developed directly from referrals by satisfied customers. WFN is intended to target new retail customers for WFNInvest, a division of Siebert. WFN intends to generate additional new accounts for WFNInvest through its marketing partnership with AT&T WorldNet(R) Services.

Competition

       Siebert encounters significant competition from full-commission, online and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations, many of which are significantly larger and better capitalized than Siebert. There are currently over 150 online brokerage firms. The general financial success of the securities industry over the past several years has strengthened existing competitors, although the reduced volume of trading starting in late January 2001 is leading to consolidation in the industry. Siebert believes that additional competitors such as banks, insurance companies, providers of online financial and information services and others will continue to be attracted to the online brokerage industry as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Some such firms are offering their services over the Internet and have devoted more resources to and have more elaborate web sites than the Company. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert believes that its main competitive advantages are high quality customer service, responsiveness, cost and products offered , the breadth of product line and excellent executions.

Regulation

         The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Siebert is registered as a broker-dealer with the SEC, the NYSE and the National Association of Securities Dealers ("NASD"). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which is Siebert's primary regulator with respect to financial and operational compliance. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Siebert is registered as a broker-dealer in 49 states, the District of Columbia and Puerto Rico.

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

         As a registered broker-dealer and NASD member organization, Siebert is required by Federal law to belong to the Securities Investor Protection Corporation ("SIPC") which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. The SIPC is funded through assessments on registered broker-dealers. In addition, Siebert, through its clearing agent, has purchased from private insurers additional account protection up to the net asset value, as defined, of each account. Stocks, bonds, mutual funds and money market funds are included net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.

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

Net Capital Requirements

         As a registered broker-dealer, Siebert is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) (the "Net Capital Rule"), which has also been adopted by the NYSE. Siebert is a member firm of the NYSE and the NASD. The Net

Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required regulatory net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies and, ultimately, may require a firm's liquidation.

       Regulatory net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges that discount the value of security positions held by Siebert to reflect the possibility of adverse changes in market value prior to disposition.

         The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to 20 business days.

         Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2001 and 2000, Siebert had net capital of $20.9 million and $18.0 million, respectively.

Employees

         As of March 20 2002, the Company had approximately 108 employees, five of whom were corporate officers. None of the employees is represented by a union, and the Company believes that relations with its employees are good.

Item 2. PROPERTIES.

       Siebert currently maintains eight retail discount brokerage offices. Customers can visit the offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert's activities are conducted on the Internet or by, telephone and mail.

       Siebert operates its business out of the following eight leased offices:

                                                      Approximate          Expiration Date of
                                                    Office Area in               Current               Renewal
Location                                              Square Feet                 Lease                 Terms
--------                                              -----------                 -----                 -----

Corporate Headquarters, Retail and
Investment Banking Office
-------------------------
885 Third Ave.                                           7,828                   4/30/03                 None
New York, NY  10022

                                                                                                    2 year option
Retail Offices                                           1,000                  12/31/02
--------------
9693 Wilshire Boulevard
Beverly Hills, CA  90212

4400 North Federal Highway                               1,038                   2/28/05                 None
Boca Raton, FL  33431

111 Pavonia Avenue (1)                                                         6/30/04 and        5 year option on a
Jersey City, NJ 07310                                                            6/30/05           portion of space
                                                         7,700

400 Fifth Avenue - South                                 1,008                   4/30/02            3 year option
Naples, FL  33940

240A South County Road                                    770                   10/14/02                 None
Palm Beach, FL  33480

9569 Harding Avenue                                      1,150                  12/31/03                 None
Surfside, FL  33154

6210 N. Federal Highway                                  1,200                   2/28/03            3 year option
Fort Lauderdale, FL 33308

(1) Certain of the Company's administrative and back office functions are performed at this location.

         The Company believes that its properties are in good condition and are suitable for the Company's operations.

Item 3. LEGAL PROCEEDINGS

       The Company is involved in various routine litigation matters that it believes are customary and incidental to its business. In the opinion of management, the ultimate disposition of these actions will not, in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

PART  II

Item 5. PRICE RANGE OF COMMON STOCK

       The Company's common stock trades on the Nasdaq Stock Market under the symbol "SIEB". The high and low sales prices of the Company's common stock reported by Nasdaq during the following calendar quarters were:


                                                               High         Low
                                                               ----         ---

   First Quarter - 2000 ..........................        $   17.00     $   9.00

   Second Quarter - 2000 .........................        $   14.00     $   6.81

   Third Quarter - 2000 ..........................        $    9.94     $   6.81

   Fourth Quarter - 2000 .........................        $    8.00     $   3.45

   First Quarter - 2001 ..........................        $    6.50     $   4.13

   Second Quarter - 2001 .........................        $    5.97     $   4.00

   Third Quarter - 2001 ..........................        $    5.05     $   4.45

   Fourth Quarter - 2001 .........................        $    5.46     $   3.73

   January 1, 2002 - March 22, 2002 ..............        $    5.12     $   3.80

            As of March 22, 2002, the closing price of the Company's common stock on the Nasdaq Stock Market was $4.49 per share and there were 170 holders of record of the Company's common stock.

Dividend Policy

         The Company paid no cash dividends to its shareholders in 2001 and paid a dividend of $.04 per share to its shareholders on June 28, 2000, January 18, 1999, April 15, 1999, July 16, 1999 and October 29, 1999. Ms. Siebert, the majority shareholder of the Company, has waived her right to receive the dividends declared by the Company to date. The Board of Directors of the Company periodically considers whether to declare dividends. In considering whether to pay such dividends, the Company's Board of Directors will review the earnings of the Company, its capital requirements, its economic forecasts and such other factors as are deemed relevant. Some portion of the Company's earnings will be retained to provide capital for the operation and expansion of its business.

Item 6. SELECTED FINANCIAL INFORMATION
           (In thousands except share and per share data)

         The following selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto.




                                                                        2001          2000          1999          1998          1997
                                                                        ----          ----          ----          ----          ----
Income statement data:
Total Revenues ...............................................   $    32,020   $    44,341   $    36,118   $    30,491   $    31,266
Net income ...................................................   $     2,488   $     7,999   $     4,603   $     4,313   $     2,618

Net income per share of common stock
   Basic .....................................................   $      0.11   $      0.35   $      0.20   $      0.20   $      0.12
   Diluted ...................................................   $      0.11   $      0.34   $      0.20   $      0.19   $      0.12


Weighted average shares outstanding (basic) ..................     22,438,719   22,886,100    22,725,452    21,598,406    21,549,484

Weighted average shares outstanding (diluted) ................     22,698,934   23,265,897    23,238,100    22,241,860    21,549,484
Statement of financial condition data (at year-end):
  Total assets ...............................................   $    42,129   (1) $41,428   $    32,305   $    21,494   $    18,510
  Total liabilities excluding subordinated borrowings ........   $     4,829   (1)  $4,744   $     2,851   $     4,194   $     5,493
  Subordinated borrowings to majority shareholder ............   $      --            --     $      --     $     3,000   $     3,000
  Stockholders' equity .......................................   $    37,300   $    36,684   $    29,454   $    14,300   $    10,017

(1) As reclassified to conform to 2001 presentation.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

       This discussion should be read in conjunction with the Company's audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

       The economy slowed and sputtered during 2001 despite the many rate cuts by the Federal Reserve Bank. Consequently, trading activity and new account acquisitions slowed for the Company, as well as for the entire discount brokerage industry. The events of September 11, 2001 cast a further pall over Wall Street and the securities markets. However, signs of a recovery have emerged in recent weeks.

       Notwithstanding this slow down, competition continued to intensify among all types of brokerage firms, including established discount brokers and new firms entering the on-line brokerage business. Electronic trading continues to account for an increasing amount of trading activity, with some firms offering very low or even free flat rate trading execution fees that are difficult for any conventional discount firm to meet. Some of these flat fee or free brokers, however, impose asset based charges for services such as mailing, transfers and handling exchanges which the Company does not currently impose, and also direct their executions to captive market makers. Continued competition could limit the Company's growth or even lead to a decline in the Company's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices, such as the advent of decimal pricing and the increasing use of Electronic Communications Networks, are expected to put continuing pressure on fees earned by discount brokers for the sale of order flow while increasing volatility.

       On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company's common stock. Under this program, shares are purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through March 19, 2002, 542,800 shares have been purchased at an average price of $5.04 per share.

       The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and the prospect of changes in interest rates, and demand for brokerage and investment banking services, all of which can affect the Company's profitability. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period. Further, expenditures associated with the development and promotion of the Company's financial website for women, WFN, the Women's Financial Network at Siebert ("WFN"), had an adverse effect on the Company's profitability during 2001, and may continue to have an adverse effect on future profits. The Company believes that revenues from new accounts expected to be generated by the website will be sufficient to offset the operating and promotional cost for its website over the long term. However, there can be no assurance that a sufficient number of new accounts will be generated to offset the costs or produce significant profits.

       The Company believes that its accounting policies appropriately reflect its financial position and results of operations. The Company uses estimates in the preparation of its financial statements. These estimates relate primarily to revenue and expenses items in the normal course of business as to which no confirmations, invoices, or other documentation, is received by the Company at the time the books are closed. The Company is not aware of any material differences between the estimates used in closing its books for the last five years and the actual confirmations, invoices or other documentation subsequently received by the Company.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

       Revenues. Total revenues for 2001 were $32.0 million, a decrease of $12.3 million, or 27.8%, over 2000. Commission and fee income decreased $14.2 million, or 35.3%, over the prior year to $25.2 million due to lower overall trading volume and lower commissions earned per trade. Lower per trade commissions were the result of smaller order sizes, reductions in fees from other related services caused by increased competition from ultra low cost flat fee brokers, and a reduction of per share order flow fees. Investment banking revenues increased $392,000, or 22.7%, from the prior year to $2.1 million in 2001, primarily due to the Company's participation, as a Woman Owned Business Enterprise, in several public equity offerings and debt offerings.

       Income from the Company's investment in Siebert, Brandford, Shank & Co., LLC ("SBS") was $2.3 million compared to the prior year's loss of $324,000 This increase in profits was due in part to the increased number of municipal bond offerings managed or co-managed by SBS as interest in Municipal Bonds increased with the decline in activity in the equity markets and SBS' share of the municipal bond underwriting market increased.

       Trading profits increased $236,000, or 33.1%, from the prior year to $950,000 primarily due to increased trading in municipal bonds within the Company's proprietary trading group.

       Income from interest and dividends decreased $514,000, or 27.1%, from the prior year to $1.4 million primarily due to lower yields on money market funds held by the Company during 2001.

       Expenses. Total expenses for 2001 were $27.7 million, a decrease of $2.8 million, or 9.2%, from the prior year.

       Employee compensation and benefit costs decreased $1.5 million, or 12%, from the prior year to $11.3 million primarily due to a decrease in the number of employees and a decrease in discretionary bonuses. This decrease was offset, in part, by an increase in the compensation level of the Company's mid-level management and the inclusion of management and operating personnel of WFN for a full year.

       Clearing and floor brokerage fees decreased $1.7 million, or 27.6%, from the prior year to $4.4 million due to the decreased volume of trades executed.

       Advertising and promotion expense decreased $237,000, or 8.5%, from the prior year to $2.6 million primarily due to a decreased level of television advertising.

       Communications expense decreased $285,000, or 9.4%, from the prior year, to $2.7 million primarily due lower call volumes and lower quote usage by customers, partially offset by costs relating to temporary duplicate telephone lines and costs during the installation of the Company's new telephone system.

       Occupancy costs increased $221,000, or 28.4%, from the prior year to $998,000 principally due to incurring a full year of rent expense associated with two new leases entered into by the Company during 2000 in connection with the move of certain of the Company's operations to Jersey City, New Jersey and the opening of the Company's Fort Lauderdale call center.

       General and Administrative. General and administrative expenses increased $733,000, or 15%, from the prior year to $5.6 million primarily due to increased legal, consulting and amortization expenses.

       Taxes. Provision for income taxes decreased $4.0 million, or 68.4%, from the prior year to $1.8 million due to a decrease in the Company's net income before income tax to $4.3 million in 2001 from $13.9 million in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

       Revenues. Total revenues for 2000 were $44.3 million, an increase of $8.2 million, or 22.7%, over 1999. Commission and fee income increased $7.9 million, or 24.2%, over the prior year to $40.3 million due to higher trading volume, particularly in the first quarter. This increase was offset in part by lower commissions earned per trade resulting from the increased lower priced electronic trading, reductions in fees from other related services caused by increased competition from ultra low cost flat fee brokers and a reduction of per share order flow fees. Investment banking revenues increased $399,000 million, or 29.9%, from the prior year to $1.7 million in 2000, primarily due to the Company's involvement at the co-manager level in fixed income securities offerings.

       Loss from the Company's investment in SBS was $324,000 compared to the prior year's profit of $100,000, due in part to the decreased number of municipal bond offerings as interest rate concerns affected this market.

       Trading profits declined $324,000, or 31.2%, from the prior year to $713,000 primarily due to reduced proprietary trading activity and investment of the Company's capital in lower risk investments, including money market funds.

       Income from interest and dividends increased $702,000, or 58.7%, from the prior year to $1.9 million primarily due to higher cash balances as a result of the Company's rights offering completed in January 1999.

       Expenses. Total expenses for 2000 were $30.5 million, an increase of $2.3 million, or 8.2%, from the prior year.

       Employee compensation and benefit costs increased $1.7 million, or 15.2%, from the prior year to $12.9 million primarily due to an increase in management personnel, as well as, and new management employees associated with WFN This increase was offset in part by a reduction in line personnel.

       Clearing and floor brokerage fees increased $146,000, or 2.5%, from the prior year to $6.1 million due to the increased volume of trades executed, offset in part by a lower per ticket charge to the Company under a new clearing agreement entered into in 2000.

       Advertising and promotion expense decreased $600,000, or 17.6%, from the prior year to $2.8 million primarily due to a decreased level of promotional advertising.

       Communications expense increased $600,000, or 22.4%, over the prior year to $3.0 million primarily due to increased quote usage by customers and news services offered by the Company, coupled with an increase in the volume of the Company's business and communication expenses after its acquisition of WFN.

       Occupancy costs increased $225,000, or 40.5%, from the prior year to $778,000 principally due to two new leases entered into by the Company in connection with the planned move of the Company's operations to Jersey City, New Jersey and the opening of the Company's Fort Lauderdale call center.

       Interest expense decreased $132,000, from the prior year to $23,000, primarily due to decreased activity in the Company's proprietary trading accounts. In July 1999, management decided to reduce trading activity and instead invest the Company's capital in lower risk investments, including money market funds.

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

Liquidity and Capital Resources

       The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. The Company's total assets at December 31, 2001 were $42.1 million, of which, $33.3 million, or 79%, were regarded by the Company as highly liquid.

       Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2001, Siebert's regulatory net capital was $20.9 million, $20.6 million in excess of its minimum capital requirement of $250,000.

       Management believes that it has sufficient funds on hand to meet all cash requirements for at least the next twelve months.

       Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to pay to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts payable by Siebert under the facility are reflected on the Company's balance sheet as "cash equivalents - restricted". SBS pays Siebert interest on this amount at the rate of 10% per annum. The facility expires on August 31, 2003, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

       In the normal course of its business, Siebert enters into transactions in various financial instruments with off-balance sheet risk. This risk includes both market and credit risk, which may be in excess of the amounts recognized in the Company's financial statements. Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers' obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

       Through Siebert, the Company maintains inventories in exchange-listed and Nasdaq equity securities on both a long and short basis. The fair value of all positions held by Siebert at December 31, 2001 was approximately $6.1 million in long positions and approximately $2,010 in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss in fair value, respectively, could be approximately $610,000 and $0, respectively, due to the offset of change in fair value in long and short positions. The Company does not engage in derivative transactions, has no interest in any special purpose entity and no liabilities, contingent or otherwise, for the debt of another entity, except for Siebert's obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 10% per annum. Siebert earned interest of $120,000 from SBS in each of the years that Siebert's commitment has been outstanding.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

PART  III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        (a)  Identification of Directors

       This information is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2002.

        (b)  Identification of Executive Officers

                  The executive officers of the Company are:

                  Name                    Age       Position
                  ----                    ---       --------

                  Muriel F. Siebert       69        Chairwoman and President

                  Daniel Jacobson         73        Vice Chairman

                  Nicholas P. Dermigny    44        Executive Vice President and
                                                    Chief Operating Officer

                  Mitchell M. Cohen       46        Executive Vice President,
                                                    Chief Financial Officer and
                                                    Assistant Secretary

                  Daniel Iesu             42        Secretary

       Certain information regarding each executive officer's business experience is set forth below.

       Muriel F. Siebert has been Chairwoman, President and a director of Siebert since 1967 and the Company since November 8, 1996. Ms. Siebert became the first woman member of the New York Stock Exchange on December 28, 1967 and served as Superintendent of Banks of the State of New York from 1977 to 1982. Since November 2001, Ms. Siebert has served as a member of Mayor Michael Bloomberg's Transition Committee. She is a director of the New York State Business Council, the National Women's Business Council, the International Women's Forum and the Boy Scouts of Greater New York.

       Daniel Jacobson has been Vice Chairman and a director of the Company since May 4, 1999. He was a partner in Richard A. Eisner & Company, LLP from June 1, 1994 until May 1, 1999. He is a director and chairman of the audit committee of Barnwell Industries, Inc. Mr. Jacobson is an attorney and certified public accountant.

       Nicholas P. Dermigny has been Executive Vice President and Chief Operating Officer of Siebert since joining the firm in 1989 and of the Company since November 8, 1996. Prior to 1993, he was responsible for Siebert's retail division. Mr. Dermigny became an officer and director of the Company on November 8, 1996.

       Mitchell M. Cohen has been Executive Vice President, Chief Financial Officer and Assistant Secretary of Siebert since November 9, 1998. From December 1996 to October 1998, Mr. Cohen served as Chief Financial Officer of Everything's Jake. From May 1994 to November 1996, Mr. Cohen served as Chief Financial Officer of three firms, including two broker-dealers. From January 1993 to May 1994, Mr. Cohen was an audit manager for Goldstein, Golub, Kessler & Co. P.C, a public accounting firm. Prior to these positions, Mr. Cohen was Chief Financial Officer of Ehrlich Bober Financial Corp., an investment banking firm listed on the American Stock Exchange.

       Daniel Iesu has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

Item 11. EXECUTIVE COMPENSATION.

       The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2002.

Item 14. EXHIBITS AND REPORTS ON FORM 8-K.

`       (a)       Exhibits

                  The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

        (b)       Reports on Form 8-K

                      None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                 Page
                                                                                                                 ----

SIEBERT FINANCIAL CORP.

Report of Independent Auditors                                                                                    F-1

Consolidated Statements of Financial Condition at December 31, 2001 and 2000                                      F-2

Consolidated Statements of Income for each of the years in the
   three-year period ended December 31, 2001                                                                      F-3

Consolidated Statements of Changes in Stockholders' Equity for each
   of the years in the three-year  period ended December 31, 2001                                                 F-4

Consolidated Statements of Cash Flows for each of the
   years in the three-year period ended December 31, 2001                                                         F-5

Notes to Consolidated Financial Statements                                                                        F-6


SIEBERT, BRANDFORD, SHANK & CO., LLC

Report of Independent Auditors                                                                                   F-17

Consolidated Statements of Financial Condition at December 31, 2001 and 2000                                     F-18

Consolidated Statements of Operations for each of the years in the
   three-year period ended December 31, 2001                                                                     F-19

Consolidated Statements of Changes in Members' Capital for each
   of the years in the three-year  period ended December 31, 2001                                                F-20

Consolidated Statements of Cash Flows for each of the
   years in the three-year period ended December 31, 2001                                                        F-21

Notes to Consolidated Financial Statements                                                                       F-22


REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Siebert Financial Corp.
New York, New York


We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and its wholly owned subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and its wholly owned subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



Richard A. Eisner & Company, LLP

New York, New York
February 20, 2002

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES


Consolidated Statements of Financial Condition

                                                                                                           December 31,
                                                                                                           ------------
                                                                                                     2001              2000
                                                                                                     ----              ----

ASSETS
Cash and cash equivalents                                                                   $     25,670,000  $     26,370,000
Cash equivalents - restricted                                                                      1,300,000         1,300,000
Receivable from clearing broker                                                                    1,572,000           124,000
Securities owned, at market value                                                                  6,079,000         6,271,000
Furniture, equipment and leasehold improvements, net                                               1,703,000         1,956,000
Investment in and advances to affiliate                                                            2,702,000           981,000
Intangibles, net                                                                                   2,250,000         3,032,000
Prepaid expenses and other assets                                                                    853,000         1,394,000
                                                                                            ----------------  ----------------

                                                                                            $     42,129,000  $     41,428,000
                                                                                            ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Securities sold, not yet purchased, at market value                                         $          4,000  $          2,000
Deferred tax liability                                                                               489,000           792,000
Accounts payable and accrued liabilities                                                           4,336,000         3,950,000
                                                                                            ----------------  ----------------

                                                                                                   4,829,000         4,744,000

Commitments and contingent liabilities

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 22,932,047 shares issued 22,389,247 outstanding at December 31, 2001 and 22,911,187 shares issued and 22,762,487 shares outstanding at
   December 31, 2000                                                                                 229,000           229,000
Additional paid-in capital                                                                        17,796,000        17,736,000
Retained earnings                                                                                 22,010,000        19,522,000
Less 542,800 at December 31, 2001 and 148,700 shares of treasury stock,
   at December 31, 2000, at cost                                                                  (2,735,000)         (803,000)
                                                                                            ----------------  ----------------

                                                                                                  37,300,000        36,684,000

                                                                                            $     42,129,000  $     41,428,000
                                                                                            ================  ================


                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                  2001               2000               1999
                                                                                  ----               ----               ----

Revenues:
   Commissions and fees                                                   $    25,233,000   $     40,322,000  $     32,452,000
   Investment banking                                                           2,122,000          1,731,000         1,332,000
   Trading profits                                                                950,000            713,000         1,037,000
   Income (loss) from equity investee                                           2,330,000           (324,000)          100,000
   Interest and dividends                                                       1,385,000          1,899,000         1,197,000
                                                                          ---------------   ----------------  ----------------

                                                                               32,020,000         44,341,000        36,118,000
                                                                          ---------------   ----------------  ----------------

Expenses:
   Employee compensation and benefits                                          11,338,000         12,884,000        11,183,000
   Clearing fees, including floor brokerage                                     4,411,000          6,088,000         5,942,000
   Advertising and promotion                                                    2,553,000          2,790,000         3,386,000
   Communications                                                               2,738,000          3,022,000         2,470,000
   Occupancy                                                                      998,000            778,000           553,000
   Interest                                                                        11,000             23,000           155,000
   Other general and administrative                                             5,634,000          4,901,000         4,492,000
                                                                          ---------------   ----------------  ----------------

                                                                               27,683,000         30,486,000        28,181,000
                                                                          ---------------   ----------------  ----------------

Income before provision for income taxes                                        4,337,000         13,855,000         7,937,000

Provision for income taxes                                                      1,849,000          5,856,000         3,334,000
                                                                          ---------------   ----------------  ----------------

Net income                                                                $     2,488,000   $      7,999,000  $      4,603,000
                                                                          ===============   ================  ================

Net income per share of common stock - basic                                    $.11              $.35              $.20
Net income per share of common stock - diluted                                  $.11              $.34              $.20

Weighted average shares outstanding - basic                                    22,438,719         22,886,100        22,725,452
Weighted average shares outstanding - diluted                                  22,698,934         23,265,897        23,238,100


                 See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Changes In Stockholders' Equity

                                                                   Common Stock
                                                                   ------------
                                                                Number                       Additional
                                                                  of          $.01Par         Paid-in          Retained
                                                                Shares         Value          Capital          Earnings
                                                                ------         -----          -------          --------

Balance - January 1, 1999                                     21,604,960  $   215,000   $     6,714,000   $    7,371,000
Net income                                                                                                     4,603,000
Issuance of shares in connection with rights
   offering, net of expenses                                     961,087       10,000         6,919,000
Issuance of shares in connection with
   Restricted Stock Award Plan, net of
   850 shares forfeited                                            3,400            -                 -                -
Non-cash compensation in connection
   with Restricted Stock Award Plan                                                              50,000
Issuance of shares in connection with
   exercise of employee stock options                            320,240        3,000           744,000                -
Tax benefit arising from exercise of employer
   stock options                                                                              3,155,000
Dividends on common stock ($.12 per share)                             -            -                 -         (330,000)
                                                           -------------  -----------   ---------------   --------------

Balance - December 31, 1999                                   22,889,687      228,000        17,582,000       11,644,000
Net income                                                                                                     7,999,000
Treasury share purchases
Non-cash compensation in connection with
   Restricted Stock Award Plan                                                                   40,000
Issuance of shares in connection with exercise
   of employee stock options                                      21,500        1,000            57,000                -
Tax benefit arising from exercise of employee
   stock options                                                                                 57,000
Dividends on common stock ($.04 per share)                             -            -                 -         (121,000)
                                                           -------------  -----------   ---------------   --------------

Balance - December 31, 2000                                   22,911,187      229,000        17,736,000       19,522,000
Net income                                                                                                     2,488,000
Treasury share purchases
Issuance of shares in connection with
   exercise of employee stock options                             20,860                         46,000
Tax benefit arising from exercise of employee
   stock options                                                                                 14,000
                                                           -------------  -----------   ---------------   --------------

Balance - December 31, 2001                                   22,932,047  $   229,000   $    17,796,000   $   22,010,000
                                                           =============  ===========   ===============   ==============



                                                                      Treasury Stock
                                                                      --------------
                                                                 Number
                                                                   of
                                                                 Shares          Amount           Total
                                                                 ------          ------           -----

Balance - January 1, 1999                                                                  $   14,300,000
Net income                                                                                      4,603,000
Issuance of shares in connection with rights
   offering, net of expenses                                                                    6,929,000
Issuance of shares in connection with
   Restricted Stock Award Plan, net of
   850 shares forfeited                                                                                 -
Non-cash compensation in connection
   with Restricted Stock Award Plan                                                                50,000
Issuance of shares in connection with
   exercise of employee stock options                                                             747,000
Tax benefit arising from exercise of employee
   stock options                                                                                3,155,000
Dividends on common stock ($.12 per share)                                                       (330,000)
                                                                                           --------------

Balance - December 31, 1999                                                                    29,454,000
Net income                                                                                      7,999,000
Treasury share purchases                                        148,700    $     (803,000)       (803,000)
Non-cash compensation in connection with
   Restricted Stock Award Plan                                                                     40,000
Issuance of shares in connection with exercise
   of employee stock options                                                                       58,000
Tax benefit arising from exercise of employee
   stock options                                                                                   57,000
Dividends on common stock ($.04 per share)                                                       (121,000)
                                                           ------------    --------------  --------------

Balance - December 31, 2000                                     148,700          (803,000)     36,684,000
Net income                                                                                      2,488,000
Treasury share purchases                                        394,100        (1,932,000)     (1,932,000)
Issuance of shares in connection with
   exercise of employee stock options                                                              46,000
Tax benefit arising from exercise of employee
   stock options                                                                                   14,000
                                                           ------------    --------------  --------------

Balance - December 31, 2001                                     542,800    $   (2,735,000) $   37,300,000
                                                           ============    ==============  ==============


                See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                      2001             2000              1999
                                                                                      ----             ----              ----
Cash flows from operating activities:
   Net income                                                                $     2,488,000   $     7,999,000  $     4,603,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              1,366,000           518,000          382,000
        (Income) loss from equity investee                                        (2,330,000)          325,000         (100,000)
        Non-cash compensation                                                                           40,000           50,000
        Tax benefit of exercised employee stock options                               14,000            57,000        3,155,000
        Deferred taxes                                                              (303,000)
        Changes in operating assets and liabilities:
           Net decrease (increase) in securities owned, at market
              value                                                                  192,000        (3,618,000)       2,728,000
           Net change in receivable from clearing broker                          (1,448,000)        2,234,000          342,000
           Decrease (Increase) in prepaid expenses and other
              assets                                                                 543,000          (154,000)        (182,000)
           Net increase (decrease) in securities sold, not yet
              purchased, at market value                                               2,000           (48,000)        (517,000)
           Increase (decrease) in accounts payable and accrued
              liabilities                                                            384,000         1,149,000         (747,000)
                                                                             ---------------   ---------------  ---------------

                Net cash provided by operating activities                            908,000         8,502,000        9,714,000
                                                                             ---------------   ---------------  ---------------

Cash flows from investing activities:
   Purchase of intangibles                                                                          (2,310,000)
   Purchase of furniture, equipment and leasehold improvements                      (331,000)       (1,629,000)        (318,000)
   Distributions from affiliate                                                                         54,000          998,000
   Net change in advances to equity investee                                         609,000          (263,000)        (514,000)
                                                                             ---------------   ---------------  ---------------

                Net cash provided by (used in) investing activities                  278,000        (4,148,000)         166,000
                                                                             ---------------   ---------------  ---------------

Cash flows from financing activities:
   Purchase of treasury shares                                                    (1,932,000)         (803,000)
   Issuance of shares, net of expenses                                                                                6,929,000
   Proceeds from exercise of options                                                  46,000            58,000          747,000
   Dividend on common stock                                                                           (121,000)        (409,000)
   Repayment of subordinated loan - stockholder                                                                      (1,000,000)
                                                                             ---------------   ---------------  ---------------

                Net cash (used in) provided by financing activities               (1,886,000)         (866,000)       6,267,000
                                                                             ---------------   ---------------  ---------------

Net (decrease) increase in cash and cash equivalents                                (700,000)        3,488,000       16,147,000
Cash and cash equivalents - beginning of year                                     26,370,000        22,882,000        6,735,000
                                                                             ---------------   ---------------  ---------------

Cash and cash equivalents - end of year                                      $    25,670,000   $    26,370,000  $    22,882,000
                                                                             ===============   ===============  ===============

Supplemental cash flow disclosures:
   Cash paid for:
      Interest                                                               $        11,000   $        23,000  $       155,000
      Income taxes                                                           $     1,811,000   $     5,812,000  $       566,000

Noncash investing and financing activities:
   Tax benefit of employee stock options                                     $        14,000   $        57,000  $     3,155,000
   Return of secured demand note receivable and cancellation of
      subordinated notes payable                                                                                $     2,000,000
   Net deferred tax liability attributable to acquired companies                               $       792,000


                See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      Organization and basis of presentation:

       Siebert Financial Corp. ("Financial"), through its wholly owned subsidiary, Muriel Siebert & Co., Inc. ("Siebert"), engages in the business of providing discount brokerage services for customers, investment banking services for institutional clients and trading securities for its own account, and, through its wholly owned subsidiary, Siebert Women's Financial Network, Inc. ("WFN"), engages in providing products, services and information all uniquely devoted to women's financial needs. All significant intercompany accounts and transactions have been eliminated. Financial, Siebert and WFN collectively are referred to herein as the "Company".

       The municipal bond investment banking business is being conducted by Siebert Brandford Shank & Co., LLC ("SBS"), an investee, which is accounted for by the equity method of accounting (see Note B). The equity method provides that Siebert record its share of SBS' earnings or losses.

       On May 28, 1999, the Company consummated a merger with Andrew Peck Associates, Inc. ("Peck"). Under the terms of the agreement, Peck was merged with and into Siebert and the separate existence of Peck ceased. All of the common stock of Peck outstanding was converted into 600,000 shares of the Company's common stock. The merger is accounted for as a pooling of interests. Accordingly, the Company's financial statements for 1999 have been restated to include the results of Peck.

       The following information presents certain income statement data of the separate companies for the period preceding the merger:

                                  January 1, 1999
                                      Through
                                   May 28, 1999
                                    (unaudited)
                                    -----------

               Revenues:
                  Company           $ 12,929,000
                  Peck                 2,504,000
                                    -------------

                                    $ 15,433,000
                                    ============

               Net income:
                  Company           $ 2,023,000
                  Peck                        0
                                    ------------

                                    $ 2,023,000
                                    ===========

       There were no transactions between the Company and Peck prior to the merger.

       In several transactions during September and October of 2000, WFN acquired the stock of WFN Women's Financial Network, Inc. and HerDollar.com, Inc., respectively, companies in the development stage which had yet to commence principal operations, had no significant revenue and had assets consisting principally of websites, content and domain names, for aggregate consideration of $2,310,000 including costs. The transactions have been accounted for as purchases of assets consisting of domain name, website and content, and a noncompete agreement. Related deferred tax assets of $511,000 attributable to net operating loss carryforwards of the acquired companies and deferred tax liabilities of $1,303,000 attributable to the excess of the statement bases of the acquired assets over their tax bases have been reflected in the accompanying financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

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

       Marketable securities are valued at market value.

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

[8]    Earnings per share:

       Basic earnings per share is calculated by dividing net income by the weighted average outstanding shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 2001, 2000 and 1999 amounted to 260,215, 379,797 and 512,648 additional shares respectively added to the basic weighted average outstanding shares of 22,438,719, 22,886,100 and 22,725,452 in 2001, 2000 and 1999,
       respectively. Potentially dilutive securities consisting of outstanding options at December 31, 2001, 2000 and 1999 amounted to 375,500, 37,500 and 29,500, respectively.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

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

[11]   Accounting for stock options:

       The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting for Stock Issued to Employees" using intrinsic values with appropriate disclosures in conformity with the fair value based method of Statement of Financial Accounting Standard No. 123 (See Note G).

[12]   Software development cost:

       In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", costs related to the development of software for use in operations and in connection with the Company's internet websites, other than those costs incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over an estimated useful life of three years beginning when the software is ready for its intended use. Costs relating to the application development stage during 2001, 2000 and 1999 were not material.

[13]   Intangibles:

       Purchased intangibles are principally being amortized using the straight-line method over an assigned useful life of three years. Accumulated amortization as of December 31, 2001 and 2000 amount to $852,000 and $70,000, respectively.

[14]   Valuation of long-lived assets:

       The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

[15]   New accounting standards:

       In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

       In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. The Company implemented SFAS No. 142 on January 1, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No. 143 on January 1, 2003. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

[16]   Reclassification:

       Certain reclassifications have been made to the 2000 consolidated statements of financial condition and cash flows to conform to the 2001 presentation.


NOTE B - INVESTMENT IN AFFILIATE

In March 1997, Siebert and two individuals (the "Principals") formed SBS to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert when regulatory requirements permitted. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert. Siebert invested $392,000 as its share of the members' capital of SBS. Effective July 1, 1998, SBS met the regulatory requirements and commenced operations.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

 Summarized financial data of SBS is as follows:

                                                                           2001             2000             1999
                                                                           ----             ----             ----

       Total assets                                                 $    8,351,000   $    3,413,000   $   10,519,000
       Total liabilities including subordinated liabilities of
          $1,200,000, $1,200,000 and $6,200,000                          2,991,000        2,807,000        9,143,000
       Total members' capital                                            5,360,000          605,000        1,376,000
       Total revenues                                                   13,968,000        5,568,000        6,535,000
       Net income (loss)                                                 4,755,000         (661,000)         204,000

During 2001, 2000 and 1999, Siebert charged SBS $240,000, $240,000 and $265,000 respectively, for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Undistributed earnings from SBS amounts to $2,234,000 at December 31, 2001.


NOTE C - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

In 1999, Siebert returned $2,000,000 of secured demand notes receivable and $1,000,000 in cash in exchange for the cancellation of $3,000,000 of subordinated notes payable. Interest paid on subordinated borrowings was $120,000 in 1999.

The subordinated borrowings were available in computing net capital under the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule.


NOTE D - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

                                                                                December 31,
                                                                                ------------
                                                                           2001             2000
                                                                           ----             ----

       Equipment                                                    $   2,179,000    $   2,077,000
       Leasehold improvements                                             536,000          504,000
       Furniture and fixtures                                             188,000          196,000
                                                                    -------------    -------------

                                                                        2,903,000        2,777,000
       Less accumulated depreciation and amortization                   1,200,000          821,000
                                                                    -------------    -------------

                                                                    $   1,703,000    $   1,956,000
                                                                    =============    =============

Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 amounted to $584,000, $402,000 and $264,000, respectively.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTE E - INCOME TAXES

Income tax expense consists of the following:

                                                                                   Year Ended December 31,
                                                                            2001            2000            1999

      Federal income tax provision (benefit):
         Current                                                       $    1,442,000  $    4,194,000  $    2,388,000
         Deferred                                                            (203,000)
                                                                       --------------  --------------  --------------

                                                                            1,239,000       4,194,000       2,388,000
                                                                       --------------  --------------  --------------

      State and local tax provision (benefit):
         Current                                                              710,000       1,662,000         946,000
         Deferred                                                            (100,000)
                                                                       --------------  --------------  --------------

                                                                              610,000       1,662,000         946,000
                                                                       --------------  --------------  --------------

      Total tax provision (benefit):
         Current                                                            2,152,000       5,856,000       3,334,000
         Deferred                                                            (303,000)
                                                                       --------------  --------------  --------------

                                                                       $    1,849,000  $    5,856,000  $    3,334,000
                                                                       ==============  ==============  ==============

A reconciliation between the income tax expense and income taxes computed by applying the statutory Federal income tax rate to income before taxes is as follows:

                                                                                    Year Ended December 31,
                                                                              2001              2000             1999
                                                                              ----              ----             ----

      Expected income tax provision at statutory Federal
         tax rate                                                      $     1,475,000  $     4,711,000   $     2,699,000
      State and local taxes, net of Federal tax effect                         374,000        1,145,000           635,000
                                                                       ---------------  ---------------   ---------------

      Income tax expense                                               $     1,849,000  $     5,856,000   $     3,334,000
                                                                       ===============  ===============   ===============

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the tax treatments of such amounts. The principal items giving rise to deferred tax assets (liabilities) are as follows:

                                                                                  December 31,
                                                                             2001              2000

      Net operating loss carryforward of acquired companies             $ 485,000        $       511,000
      Assets of acquired companies                                       (974,000)            (1,303,000)
                                                                       --------------    ---------------

                                                                        $(489,000)       $      (792,000)
                                                                        ==========       ===============

Management believes that it is more likely than not that the deferred tax asset will be realized, and therefore no valuation allowance has been provided.

Net operating loss carryforwards of acquired companies amounting to $1,115,000 expire through 2020, utilization of which is subject to annual limitations under
Section 382 of the Internal Revenue Code. During 2001, the Company realized a tax benefit of $26,000 relating to utilization of net operating loss carryforwards.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

In 2001, 2000 and 1999, the Company reduced current taxes payable by $14,000, $57,000 and $3,155,000, respectively, resulting from the deductibility of the difference between the exercise price of nonqualifying stock options granted by the Company and the market value of the stock on the dates of exercise. The tax benefit was recorded as a credit to paid-in capital.


NOTE F - STOCKHOLDERS' EQUITY

Siebert is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. At December 31, 2001 and 2000, Siebert had net capital of approximately $20,900,000 and $17,980,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

The principal shareholder waived her right to receive her portion of dividends declared in 1999 and 2000.

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

During 1998 and 1999, respectively, the Company awarded employees 38,000 and 3,400 shares under the Award Plan, net of forfeiture of 7,200 and 850 shares. The shares, which vest one year from the dates of grant, were valued at market value on the dates of grant and are being charged to expense over the vesting periods. The Company recorded non-cash compensation charges of $50,000 and $40,000 in 1999 and 2000, respectively, relating to the shares awarded under the Award Plan.

On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. Through December 31, 2001, 542,800 shares were purchased at an average price of $5.04.


NOTE G - OPTIONS

The Company's 1997 Stock Option Plan (the "Plan") authorizes the grant of options to purchase up to an aggregate of 2,100,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code, as amended, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall generally be not less than the fair market value on the date of grant. No option may be granted under the Plan after December 2007. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

A summary of the Company's stock option transactions for the three years ended December 31, 2001 is presented below:

                                                      2001                        2000                       1999
                                                      ----                        ----                       ----

                                                           Weighted                    Weighted                  Weighted
                                                           Average                     Average                    Average
                                                           Exercise                    Exercise                  Exercise
                                             Shares         Price         Shares        Price        Shares        Price
                                             ------         -----         ------        -----        ------        -----

     Outstanding - beginning of year         494,600       $3.93           521,700     $   4.15       870,800    $   2.39
     Granted                                 350,000       $5.33                                       34,500    $  27.33
     Forfeited                               (23,920)      $3.57            (5,600)    $  22.35       (63,360)   $   2.31
     Exercised                               (20,860)      $2.31           (21,500)    $   2.70      (320,240)   $   2.31
                                          ----------                    ----------                 ----------

     Outstanding - end of year               799,820       $5.62           494,600     $   3.93       521,700    $   4.15
                                          ==========                    ==========     ========    ==========

     Exercisable at end of year              309,800       $3.32           182,250     $   3.02        53,840    $   2.69
                                          ==========                    ==========     ========    ==========

     Weighted average fair value
        of options granted                                 $3.99                                                 $  12.13


The following table summarizes information related to options outstanding at December 31, 2001:

                                                 Options Outstanding                            Options Exercisable
                                                 -------------------                            -------------------

                                                                            Weighted                         Weighted
                Range                             Weighted Average          Average                          Average
              Exercise            Number              Remaining             Exercise         Number          Exercise
               Prices           Outstanding       Contractual Life           Price         Exercisable        Price
               ------           -----------       ----------------           -----         -----------        -----

               $ 2.31              388,000           5.42 Years             $  2.31           277,200         $ 2.31
               $ 2.69               36,320           6.08 Years             $  2.69            17,600         $ 2.69
               $ 5.33              340,000           9.08 Years             $  5.33
               $ 6.63                8,000           6.83 Years             $  6.63             4,000         $ 6.63
               $17.81                7,500           7.25 Years              $17.81             3,000         $17.81
               $32.50               20,000           7.33 Years              $32.50             8,000         $32.50
                              ------------                                                -----------

           $2.31 - $32.50          799,820           7.12 Years             $  5.62           309,800         $ 3.32
                              ============                                                ===========


The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

                                                          2001         1999
                                                          ----         ----

         Risk free interest rate                           4.98%        5.11%
         Expected life of options in years                10.00         3.00
         Expected dividend yield                           0.00%        0.47%
         Expected volatility                              62.00%       62.00%

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

The Company applies APB Opinion 25 and related Interpretations in accounting for its employee/director option grants. Accordingly, no compensation cost has been recognized for its stock option grants. The pro forma effect of applying SFAS No. 123 on net income for the years ended December 31, 2001, 2000 and 1999 is not necessarily representative of the effects on reported net income for future years due to, among other things, (1) the vesting period of stock options and
(2) the fair value of additional stock options in future years. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards, the Company's net income and earnings per share would have reduced to the pro forma amounts indicated below.

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                             2001              2000             1999
                                                                             ----              ----             ----

          Net income                                  As reported         $2,488,000        $7,999,000       $4,603,000
                                                      Pro forma           $2,217,000        $7,750,000       $4,334,000

          Net income per share - basic                As reported            $.11               $.35              $.20
                                                      Pro forma              $.10               $.34              $.19

          Net income per share -diluted               As reported            $.11               $.34              $.20
                                                      Pro forma              $.10               $.33              $.19

At December 31, 2001, approximately 1,739,000 shares of the Company's common stock have been reserved for future issuance under the Plan, the Award Plan and for options granted to directors.


NOTE H - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS
         OF CREDIT RISK

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

Siebert is exposed to the risk of loss on unsettled customer transactions in the event customers and other counterparties are unable to fulfill contractual obligations. Securities transactions entered into as of December 31, 2001 settled with no adverse effect on Siebert's financial condition.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

The Company rents office space under long-term operating leases expiring in various periods through 2005. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

         Year Ending
         December 31,                                        Amount

          2002                                         $     696,000
          2003                                               351,000
          2004                                               223,000
          2005                                               223,000
                                                       -------------

                                                       $   1,493,000
                                                       =============

Rent expense, including escalations for operating costs, amounted to approximately $905,000, $583,000 and $376,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2001, 2000 and 1999.

Siebert executed a demand note payable in favor of SBS in the amount of $1,200,000 collaterized by approximately $1,300,000 of cash equivalents which are reported as "cash equivalents - restricted". This obligation is not included in the Company's statement of financial condition because it has not been drawn down by SBS.


NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated statements of financial condition for cash, cash equivalents, receivable from broker, accounts payable and accrued liabilities approximate fair value due to the short term maturities of those instruments. Securities owned and securities sold, not yet purchased are carried at market value, in accordance with industry practice for broker-dealers in securities.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


NOTE K - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              2001                                                   2000
                                              ----                                                   ----
                         First        Second         Third       Fourth        First         Second         Third        Fourth
                        Quarter       Quarter       Quarter      Quarter      Quarter        Quarter       Quarter      Quarter
                        -------       -------       -------      -------      -------        -------       -------      -------

Revenues              $9,862,000    $8,555,000    $6,974,000    $6,629,000  $13,621,000   $10,598,000    $9,999,000   $10,122,000
Net income            $  803,000    $1,031,000    $  225,000    $  429,000  $ 3,206,000   $ 1,754,000    $1,754,000   $ 1,285,000
Earnings per share:
   Basic                 $0.04         $0.05         $0.01        $0.02        $0.14          $0.08         $0.08        $0.06
   Diluted               $0.04         $0.05         $0.01        $0.02        $0.14          $0.08         $0.08        $0.06

INDEPENDENT AUDITORS' REPORT

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York


We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2001 and 2000 and the related statements of operations, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



Richard A. Eisner & Company, LLP

New York, New York
February 20, 2002

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Financial Condition

                                                                                December 31,
                                                                                ------------
                                                                            2001             2000
                                                                            ----             ----

ASSETS
   Cash and cash equivalents                                          $    3,159,799    $    1,578,293
   Securities owned, at market value                                       2,065,717
   Accounts receivable                                                     1,714,607           423,158
   Secured demand note                                                     1,200,000         1,200,000
   Furniture, equipment and leasehold improvements, net                       87,784            76,509
   Other assets                                                              123,437           134,555
                                                                      --------------    --------------

                                                                      $    8,351,344    $    3,412,515
                                                                      ==============    ==============

LIABILITIES AND MEMBERS' CAPITAL
   Liabilities:
      Payable to broker-dealer                                        $        6,904
      Payable to member                                                       76,350    $      684,773
      Accounts payable and accrued expenses                                1,708,165           922,356
                                                                      --------------    --------------

                                                                           1,791,419         1,607,129
      Subordinated debt                                                    1,200,000         1,200,000

   Members' capital                                                        5,359,925           605,386
                                                                      --------------    --------------

                                                                      $    8,351,344    $    3,412,515
                                                                      ==============    ==============

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Operations

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                         2001               2000             1999
                                                                         ----               ----             ----

Revenues:
   Investment banking                                             $      13,552,953   $    5,035,926    $    5,951,419
   Trading profits                                                          210,402          269,099           375,655
   Interest and other                                                       204,167          263,004           208,194
                                                                  -----------------   --------------    --------------

                                                                         13,967,522        5,568,029         6,535,268
                                                                  -----------------   --------------    --------------

Expenses:
   Employee compensation and benefits                                     6,611,201        3,827,488         3,941,264
   Clearing fees                                                             45,343           53,332            63,159
   Communications                                                           205,287          236,663           249,795
   Occupancy                                                                433,491          379,453           265,542
   Professional fees                                                        319,331          167,007           245,595
   Interest                                                                 153,315          296,561           201,145
   General and administrative                                             1,445,015        1,268,859         1,365,140
                                                                  -----------------   --------------    --------------

                                                                          9,212,983        6,229,363         6,331,640
                                                                  -----------------   --------------    --------------

Net income (loss)                                                 $       4,754,539   $     (661,334)   $      203,628
                                                                  =================   ==============    ==============


See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Members' Capital

Balance - January 1, 1999                                       $     2,549,660
Distribution to members                                              (1,377,296)
Net income                                                              203,628
                                                                ---------------

Balance - December 31, 1999                                           1,375,992
Distribution to members                                                (109,272)
Net loss                                                               (661,334)
                                                                ---------------

Balance - December 31, 2000                                             605,386
Net income                                                            4,754,539
                                                                ---------------

Balance - December 31, 2001                                     $     5,359,925
                                                                ===============

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Cash Flows

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                       2001              2000             1999
                                                                                       ----              ----             ----

Cash flows from operating activities:
   Net income (loss)                                                          $     4,754,539   $      (661,334)  $       203,628
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                  51,892            47,166            33,071
        Changes in:
           Securities owned, at market value                                       (2,065,717)        2,627,667        (1,723,433)
           Accounts receivable                                                     (1,291,449)          (63,571)          251,890
           Receivable from/payable to member                                         (608,423)          261,801           514,240
           Other assets                                                                11,118            (8,695)          (35,652)
           Accounts payable and accrued expenses                                      785,809           425,922        (1,193,755)
           Payable to broker-dealer                                                     6,904        (2,023,631)        1,229,205
                                                                              ---------------   ---------------   ---------------

              Net cash provided by (used in) operating activities                   1,644,673           605,325          (720,806)
                                                                              ---------------   ---------------   ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                                 (63,167)          (33,085)          (44,408)
                                                                              ---------------   ---------------   ---------------

Cash flows from financing activities:
   Borrowings of subordinated loans                                                 4,000,000                          10,000,000
   Repayments of subordinated loans                                                (4,000,000)       (5,000,000)       (5,000,000)
   Distribution to members                                                                             (109,272)       (1,377,296)
                                                                              ---------------   ---------------   ---------------

              Net cash provided by (used in) financing activities                           0        (5,109,272)        3,622,704
                                                                              ---------------   ----------------  ---------------

Net increase (decrease) in cash and cash equivalents                                1,581,506        (4,537,032)        2,857,490
Cash and cash equivalents - beginning of year                                       1,578,293         6,115,325         3,257,835
                                                                              ---------------   ---------------   ---------------

Cash and cash equivalents - end of year                                       $     3,159,799   $     1,578,293   $     6,115,325
                                                                              ===============   ===============   ===============


Supplemental disclosures of cash flow information:
   Taxes paid                                                                 $        34,672   $        55,090   $        67,311
   Interest paid                                                              $       153,315   $       296,561   $       201,145


See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Organization and basis of presentation:

       Siebert, Brandford, Shank & Co., L.L.C. ("SBS" or the "Company"), was formed on March 10, 1997 to engage in the business of tax-exempt underwriting and related trading activities. The Company qualifies as a Minority and Women's Business Enterprise in certain states.

       The Company was formed to succeed the tax-exempt underwriting activities business of the Siebert, Brandford, Shank Division of Muriel Siebert & Co., Inc. ("Siebert"), and commenced operations on July 1, 1998. Two individuals (the "Principals") and Siebert are the equity members of the Company. The business arrangement provides that profits will be shared 51% to the Principals and 49% to Siebert. Siebert invested $392,000 and the Principals invested an aggregate of $408,000 as their share of the members' capital of SBS.

[2]    Security transactions:

       Security transactions, commissions, revenues and expenses are recorded on a trade date basis. Securities owned are valued at market value.

[3]    Investment banking:

       Investment banking revenues include gains and fees, net of syndicate expenses, arising primarily from municipal bond offerings in which the Company acts as an underwriter or agent. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

[4]    Furniture, equipment and leasehold improvements, net:

       Furniture and equipment is stated at cost and depreciation is calculated using the straight-line method over the lives of the assets, generally five years. Leasehold improvements are amortized over the period of the lease.

[5]    Cash equivalents:

       For purposes of reporting cash flows, cash equivalents include money market funds.

[6]    Use of estimates:

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

[7]    Income taxes:

       The Company is not subject to federal income taxes. Instead, the members are required to include in their income tax returns their respective share of the Company's income. The Company is subject to tax in certain state and local jurisdictions.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2001

NOTE B - SUBORDINATED DEBT AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, 2001 and 2000 consists of a note under a Secured Demand Note Collateral Agreement, as amended, payable to Siebert, in the amount of $1,200,000, bearing 10% interest and due August 31, 2003. Interest expense paid to Siebert for each of 2001, 2000, and 1999 amounts to $120,000.

 The secured demand note receivable of $1,200,000 is due from Siebert and is collateralized by cash equivalents of approximately $1,300,000 at December 31, 2001 and 2000. Interest earned on the collateral amounted to approximately $69,000, $95,000 and $73,000 in 2001, 2000 and 1999, respectively.

The Company's Revolving Subordinated Loan Agreement with National Financial Services Corporation in the amount of up to $5,000,000, bearing interest at the rate of prime plus 2%, expired in May 2001 and all amounts outstanding have been repaid. No amounts were outstanding as of December 31, 2000.


 NOTE C - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

 Furniture, equipment and leasehold improvements consist of the following:

                                                                                December 31,
                                                                                ------------
                                                                               2001           2000
                                                                               ----           ----

       Equipment                                                        $     182,917   $     162,246
       Furniture and fixtures                                                  39,398          23,466
       Leasehold improvements                                                  45,117          18,553
                                                                        -------------   -------------

                                                                              267,432         204,265
       Less accumulated depreciation and amortization                         179,648         127,756
                                                                        -------------   -------------

                                                                        $      87,784   $      76,509
                                                                        =============   =============


NOTE D - NET CAPITAL

The Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2001 and 2000, the Company had net capital of $6,056,000 and $1,491,000, respectively, which was $5,937,000 and $1,384,000, respectively, in excess of its required net capital, and its ratio of aggregate indebtedness to net capital was .29 to 1 and 1.08 to 1, respectively. The Company claims exemption from the reserve requirements under
Section 15c-3-3(k)(2)(ii).

Subsequent to December 31, 2001, the Company distributed $820,000 to its members.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

NOTE E - COMMITMENTS AND CONTINGENCY

The Company rents office space under long-term operating leases expiring through 2005. These leases call for base rent plus escalations for taxes and operating expenses. Future minimum base rent under these operating leases are as follows:

       Year                                      Amount
       ----                                      ------

       2002                                 $    310,252
       2003                                      180,112
       2004                                       53,389
       2005                                       29,347
                                            ------------

                                            $    573,100

Rent expense including taxes and operating expenses for 2001, 2000 and 1999 amounted to $433,491, $379,453, and $265,542, respectively.

SBS, two of its three members and an affiliate of a member have been served in an action relating primarily to a transaction of a firm with which two of the members of SBS were affiliated prior to the formation of SBS. The parties have filed a motion to dismiss the complaint. Based on knowledge of the allegations, the Company is of the opinion that it is without merit and will not have a material adverse effect on SBS.


NOTE F - OTHER

During 1999, 2000 and 2001, the Company was charged $265,000, $240,000 and $240,000, respectively, by Siebert for rent and general and administrative services.

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

                                                  Date:  March 28, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                                            Title                               Date
          ----                                            -----                               ----


/s/ Muriel F. Siebert                                                                   March 28, 2002
--------------------------------------
Muriel F. Siebert                           Chair, President and Director
                                            (principal executive officer)

/s/ Nicholas P. Dermigny                                                                March 28, 2002
--------------------------------------
Nicholas P. Dermigny                        Executive Vice President,
                                            Chief Operating Officer and
                                            Director

/s/ Mitchell M. Cohen                                                                   March 28, 2002
--------------------------------------
Mitchell M. Cohen                           Chief Financial Officer
                                            and Assistant Secretary
                                            (principal financial and
                                            accounting officer)

/s/ Daniel Jacobson                                                                     March 28, 2002
--------------------------------------
Daniel Jacobson                             Vice Chairman

/s/ Patricia L. Francy                                                                  March 28, 2002
--------------------------------------
Patricia L. Francy                          Director

/s/ Jane H. Macon                                                                       March 28, 2002
--------------------------------------
Jane H. Macon                               Director

/s/ Nancy S. Peterson                                                                   March 28, 2002
--------------------------------------
Nancy S. Peterson                           Director


                     SIEBERT FINANCIAL CORP. AND SUBSIDIARY



                                  EXHIBIT INDEX



Exhibit No.                                         Description of Document
-----------                                         -----------------------

2.1 Plan and Agreement of Merger between J. Michaels, Inc. ("JMI") and Muriel Siebert Capital Markets Group, Inc. ("MSCMG"), dated as of April 24, 1996 ("Merger Agreement") (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

2.2 Amendment No. 1 to Merger Agreement, dated as of June 28, 1996 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

2.3 Amendment No. 2 to Merger Agreement, dated as of September 30, 1996 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

2.4 Amendment No. 3 to Merger Agreement, dated as of November 7, 1996 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

3.1 Certificate of Incorporation of Siebert Financial Corp., formerly known as J. Michaels, Inc. originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1997)

3.2 By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998)

10.1 Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1997)

10.2 10(a) Siebert Financial Corp. 1997 Stock Option Plan (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

10.4 LLC Operating Agreement, among Siebert, Brandford, Shank & Co., LLC, Muriel Siebert & Co., Inc., Napoleon Brandford III and Suzanne F. Shank, dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

10.5 Services Agreement, between Siebert, Brandford, Shank & Co., LLC and Muriel Siebert & Co., Inc., dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

10.6 Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1997)

10.7 Stock Option Agreement, dated March 11, 1997, between the Company and Patricia L. Francy (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)

10.8 Stock Option Agreement, dated March 11, 1997, between the Company and Jane H. Macon (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)

10.9 Stock Option Agreement, dated March 11, 1997, between the Company and Monte E. Wetzler (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)

10.10 Employment Agreement, dated as of April 9, 1999, between the Company and Daniel Jacobson (incorporated by reference to Siebert Financial Corp.'s Form 10-Q for the quarter ended September 30, 1999)

21 Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001

23     Consent of Independent Auditors