Form 10-Q
period 2002-03-31
SIEBERT FINANCIAL CORP
filed 2002-05-15
CIK 65596

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended  March 31, 2002
                                   -------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act


   For the transition period from ____________   to ________________

   Commission file number   0-5703
                          ----------

                             Siebert Financial Corp.
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


         New York                                        11-1796714
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                       Identification No.)

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

 Yes _X_   No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities and Exchange of 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

 Yes ___   No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2002, there were 22,389,247 shares of Common Stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):

 Yes ___   No _X_

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

                                                               March 31, 2002  December 31,
                                                               (unaudited)        2001
                                                              ------------    ------------
ASSETS
Cash and cash equivalents                                     $ 24,914,000    $ 25,670,000
Cash equivalents - restricted                                    1,300,000       1,300,000
Receivable from clearing broker                                  1,397,000       1,572,000
Securities owned, at market value                                7,182,000       6,079,000
Furniture, equipment and leasehold improvements, net             1,639,000       1,703,000
Investment in and advances to affiliate                          2,420,000       2,702,000
Intangibles, net                                                 2,029,000       2,250,000
Prepaid expenses and other assets                                  687,000         853,000
                                                              ------------    ------------

                                                              $ 41,568,000    $ 42,129,000
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, not yet purchased, at market value              $      --    $      4,000
Deferred tax liability                                             398,000         489,000
Accounts payable and accrued liabilities                         3,615,000       4,336,000
                                                              ------------    ------------
                                                                 4,013,000       4,829,000
                                                              ------------    ------------
Commitments and contingent liabilities


Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,932,047 issued and 22,389,247 outstanding at
 March 31, 2002 and December 31, 2001                              229,000         229,000
Additional paid-in                                              17,796,000      17,796,000
capital
Retained earnings                                               22,265,000      22,010,000
Less: 542,800 shares of treasury stock, at cost at
March 31, 2002 and December 31, 2001                            (2,735,000)     (2,735,000)
                                                              ------------    ------------
                                                                37,555,000      37,300,000
                                                              ------------    ------------

                                                              $ 41,568,000    $ 42,129,000
                                                              ============    ============

                 See notes to consolidated financial statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income

(unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                -------------------------
                                                  2002             2001
                                                -----------   -----------
Revenues:
   Commissions and fees                         $ 5,225,000   $ 8,408,000
   Investment banking                               524,000       190,000
   Trading profits                                  211,000       271,000
   Income from equity investee                      123,000       573,000
   Interest and dividends                           138,000       420,000
                                                -----------   -----------
                                                  6,221,000     9,862,000
                                                -----------   -----------

Expenses:
   Employee compensation and benefits             2,352,000     3,076,000
   Clearing fees, including floor brokerage         931,000     1,303,000
   Advertising and promotion                        413,000     1,015,000
   Communications                                   550,000       798,000
   Occupancy                                        237,000       259,000
   Interest                                               -         8,000
   Other general and administrative               1,299,000     1,942,000
                                                -----------   -----------

                                                  5,782,000     8,401,000
                                                -----------   -----------

Income before income taxes                          439,000     1,461,000

Provision for income taxes                          184,000       658,000
                                                -----------   -----------

Net income                                      $   255,000   $   803,000
                                                ===========   ===========

Net income per share of common stock -

     Basic and Diluted                          $      0.01   $      0.04

Weighted average shares outstanding - basic      22,389,247    22,382,382

Weighted average shares outstanding - diluted    22,590,701    22,672,337


                See notes to consolidated financial statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            ----------------------------
                                                                                 2002            2001
                                                                            ------------    ------------

Cash flows from operating activities:

   Net income                                                               $    255,000    $    803,000
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                            389,000         291,000
            (Income) loss from equity investee                                  (123,000)
                                                                                                (573,000)

        Changes in operating assets and liabilities:
           Net (increase) decrease in securities owned, at market value       (1,103,000)          2,000
           Net (increase) decrease in receivable from clearing broker            175,000      (1,302,000)
           (Increase) decrease in prepaid expenses and other assets              166,000         117,000
           Net increase (decrease) in securities sold, not yet purchased,
              at market value                                                     (4,000)
                                                                                                  (2,000)
           Net increase in deferred tax liability                                (92,000)
           Increase (decrease) in accounts payable and accrued
              liabilities                                                       (723,000)       (334,000)
                                                                            ------------    ------------
              Net cash (used in) provided by operating activities             (1,060,000)       (998,000)
                                                                            ------------    ------------

Cash flows from investing activities:

   Purchase of furniture, equipment and leasehold improvements                  (105,000)       (209,000)
   Net repayment of advances to equity investee                                  409,000         155,000
                                                                            ------------    ------------
              Net cash (used in) provided by investing activities                304,000         (54,000)
                                                                            ------------    ------------
Cash flows from financing activities:

    Repurchase of common stock                                                       --       (1,136,000)
                                                                            ------------    ------------
              Net cash (used in) provided by financing activities                    --       (1,136,000)
                                                                            ------------    ------------
              Net (decrease) increase in cash and cash equivalents              (756,000)     (2,188,000)

Cash and cash equivalents - beginning of period                               25,670,000      26,370,000
                                                                            ------------    ------------
Cash and cash equivalents - end of
period                                                                      $ 24,914,000    $ 24,182,000
                                                                            ============    ============

Supplemental cash flow disclosures:
   Cash paid for:
      Interest                                                                        --    $      8,000
       Income taxes                                                         $    961,000    $    168,000


                 See notes to consolidated financial statements

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2002
 (unaudited)

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

       The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for a full year.

2. Net Capital:

       Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of March 31, 2002 Siebert had net capital of approximately $21,174,000 as compared with net capital requirements of $250,000.

3. Capital Transactions:

       On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through March 31, 2002, 542,800 shares have been purchased at an average price of $5.04 per share.

4. Subsequent Events:

       On April 30, 2002, Siebert signed a Strategic Alliance Agreement with Intuit, Inc. (the "Alliance") and on May 8, 2002 Siebert acquired certain of TradeStation Securities, Inc.'s retail discount brokerage accounts. Cash outlays for fees in connection with the transactions, recoupable advances to the clearing agent for the Alliance, website development costs for the Alliance and the purchase price of the accounts acquired from TradeStation, Inc. will require the use of working capital of approximately $4,300,000. Siebert will also incur increased personnel and other operating costs in excess of revenues expected to be earned from the Alliance during the remainder of 2002.

5. New Accounting Standards:

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. The Company implemented SFAS No. 142 on January 1, 2002. Implementation of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

6. Siebert, Brandford, Shank & Co., LLC

      Summarized financial data of Siebert, Brandford, Shank & Co., LLC, ("SBS") as of March 31 and for the three months ended March 31 follows. Siebert holds a 49% ownership interest in SBS:

                                                                         2002             2001
                                                                    --------------   --------------
       Total assets                                                 $   14,100,000   $    9,297,000
       Total liabilities, including subordinated liabilities of
          $1,200,000                                                     9,200,000        7,522,000
       Total members' capital                                            4,800,000        1,775,000
       Total revenues                                                    2,200,000        3,272,000
       Net income                                                          250,000        1,185,000

      Siebert charged SBS $60,000 during each period for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

      Siebert's share of undistributed earnings from SBS amounted to $1,955,000 and $478,000 at March 31, 2002 and 2001 respectively.

Item 2. Management's Discussion and Analysis

         This discussion should be read in conjunction with the Company's audited and unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

         Statements in this "Management's Discussion and Analysis" and elsewhere in this document, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions, fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, increases in competition within and without the discount brokerage business through broader services offerings or otherwise, competition from electronic discount brokerage firms offering greater discounts on commissions than the Company, prevalence of a flat fee environment, decline in participation in equity or municipal finance underwritings, decreased ticket volume in the discount brokerage division, limited trading opportunities, increases in expenses and changes in net capital or other regulatory requirements.

Critical Accounting Policies

         The Company generally follows accounting policies standard in the brokerage industry and believes that its policies appropriately reflect its financial position and results of operations. Management has identified the use of "Estimates" as its critical policy. The estimates relate primarily to revenue and expense items in the normal course of business as to which no confirmations, invoices or other documentation is received by the Company at the time the books are closed for a period. The Company uses its best judgment, based on its knowledge of revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. The Company is not aware of any material differences between the estimates used in closing its books for the last five years and the actual amounts of revenue received and expenses incurred when the actual confirmations, invoices or other documentation is subsequently received by the Company.

Business Environment

         Customer trading activity during the first quarter of 2002 continued to be slow for Siebert, as well as the industry as a whole despite the belief of some economists that the economic recovery has begun. Consolidation of the discount brokerage industry continued. Several large discount brokerage firms have announced significant price increases in order to generate additional revenues in a reduced activity environment.

         The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect the Company's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses, remain relatively fixed. Further, the development and promotion of the Company's financial website for women, Women's Financial Network at Siebert ("WFN"), has not yet produced sufficient revenue to cover the expenditures for maintaining and updating the content and the website despite recent reductions made in these expenditures. Although the Company believes that revenues from new accounts expected to be generated by the website will ultimately be sufficient to offset the operating and promotional cost, the rate of account acquisition has been less than anticipated and the Company cannot be certain that a sufficient number of new accounts will be generated to offset the costs or produce significant profits.

         Earnings for any period should not be considered representative of any other period.

Current Developments

         On April 30, 2002, the Company signed an exclusive Strategic Alliance Agreement with Intuit, Inc. to offer online and traditional discount brokerage services to the customers of Quicken and Quicken.com. The service is expected to launch during 2002.

         On May 8, 2002, Siebert acquired certain discount brokerage customer accounts from TradeStation Securities, Inc. The accounts will be integrated into Siebert's Boca Raton, Florida office.

         On May 15, 2000, the board of directors of the Company authorized a buy back of up to 1 million shares of the Company's common stock.. Shares will be purchased from time to time in the open market and in private transactions. Through April 30, 2002, 542,800 shares have been purchased at an average price of $5.04 per share.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Total revenues for the three months ended March 31, 2002 were $6.2 million, a decrease of $3.6 million or 36.9% over the same period in 2001. Commission and fee revenue, trading profits, income from investment in affiliate and interest and dividend revenues all decreased as compared to the prior year.

         Commission and fee income for the three months ended March 31, 2002 was $5.2 million, a decrease of $3.2 million or 37.9% over the same period in 2001 due to a reduction in trading volume within the industry as a whole. In addition, the Company earned lower average commissions per trade resulting from a decrease in the size of an average trade, price reductions on other related services caused by increased competition from ultra low cost, flat fee brokers and a reduction of order flow fees.

         Investment banking revenues for the three months ended March 31, 2002 were $524,000, an increase of $334,000 or 175.5% over the same period in 2001 due to the Company's participation in more syndicated offerings.

         Trading profits for the three months ended March 31, 2002 were $211,000, a decrease of $60,000 or 22.2% over the same period in 2001.

         Interest and dividends for the three months ended March 31, 2002 were $138,000, a decrease of $282,000 or 67.1% over the same period in 2001 primarily due to lower interest rates available for short-term investments.

         Total expenses for the three months ended March 31, 2002 were $5.8 million, a decrease of $2.6 million or 31.18% over the same period in 2001.

         Employee compensation and benefit costs for the three months ended March 31, 2002 were $2.4 million, a decrease of $724,000 or 23.5% over the same period in 2001. This decrease was primarily due to a decrease in headcount, a decrease in discretionary payments to employees and a decrease in commission payouts due to the low trading volumes.

         Clearing and floor brokerage fees for the three months ended March 31, 2002 were $931,000, a decrease of $372,000 or 28.5% over the same period in 2001 primarily due to the decreased volume of trade executions.

         Advertising and promotion expenses for the three months ended March 31, 2002 were $413,000, a decrease of $602,000 or 59.3% over the same period in 2001 due to decreased television and print advertising by Siebert.

         Communications expense for the three months ended March 31, 2002, was $550,000, a decrease of $248,000 or 31.1% over the same period in 2001 due primarily to a decrease in the cost of furnishing customers quotes on securities.

         Occupancy costs for the three months ended March 31, 2002 was $236,000, a decrease of $22,000 or 8.5%, over the same period in 2001, principally due to the closing of Siebert's Fremont, California office and consolidation of office space in New York.

         Other general and administrative expenses were $1.3 million, a decrease of $643,000 or 33.1% over the same period in 2001 primarily due to lower consulting fees, printing costs, equipment rental costs, placement fees, travel and entertainment expenses and soft dollar fees all due to a decrease in the level of business activity. This decrease was offset in part by increases in legal fees in connection with the negotiation of strategic alliances and acquisitions.

         Provision for income taxes decreased for the three months ended March 31, 2002 to $184,000, a decrease of $474,000, or 72.0%, primarily due to a decrease in net income before tax to $439,000 in the first quarter of 2002 as compared to net income before tax of $1.5 million in the same period in 2001.

Liquidity and Capital Resources

         The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely salable in the open market. The Company's total assets at March 31, 2002 were $41.6 million. As of March 31, 2002, $33.4 million or 80.2% of total assets were regarded by the Company as highly liquid. Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2002, Siebert's regulatory net capital was $21.2 million, $20.9 million in excess of its minimum capital requirement of $250,000.

         On April 30, 2002, the Company signed a strategic alliance agreement with Intuit, Inc. to offer online and traditional discount brokerage services to customers of Quicken and Quicken.com. (the "Alliance"). The service is expected to launch during 2002. On May 8, 2002, Siebert acquired certain discount brokerage customer accounts from TradeStation Securities, Inc. Cash outlays for fees in connection with these transactions, recoupable advances to the clearing agent for the Alliance, website development costs for the Alliance and the purchase price of the accounts acquired from TradeStation, Inc. require the use of working capital of approximately $4.3 million. The Company also anticipates that it will incur increased personnel and other operating costs in excess of revenues earned from the Alliance during the remainder of 2002 and may continue to acquire its common stock pursuant to its buy back program.

         Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to lend to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts pledged by Siebert under the facility are reflected on the Company's balance sheet as "cash equivalents - restricted". SBS pays Siebert interest on this amount at the rate of 10% per annum. The facility expires on August 31, 2003, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

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

         The Company believes it has sufficient working capital for all of its anticipated needs, including those described above, for at least the next twelve months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Working capital is generally temporarily invested in dollar denominated money market funds, and overnight certificates of deposits that are not subject to material changes in value due to interest rate movements. The Company also invests in certain short term municipal bonds, the values of which may fluctuate during the period they are held by the Company.

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

              None

       (b) Reports on Form 8-K

              None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIEBERT FINANCIAL CORP.


                                          By:   /s/ Muriel F. Siebert
                                                --------------------------
                                          Muriel F. Siebert
                                          Chair and President and
                                          Acting Chief Financial Officer
                                          (Principal executive officer
                                          and acting principal financial
                                          and accounting officer)

                                                     Date:  May 15, 2002