Form 10-Q
period 2002-06-30
SIEBERT FINANCIAL CORP
filed 2002-08-14
CIK 65596

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended  June 30, 2002
                                   -------------------

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

 Yes ___   No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2002, there were 22,415,967 shares of Common Stock, par value $.01 per share, outstanding.


         Transitional Small Business Disclosure Format (check one):

 Yes ___   No _X_

          Unless the context otherwise requires, the "Company" or "Siebert" shall mean Siebert Financial Corp. and its wholly owned subsidiaries.

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including: changes in general economic and market conditions, fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, competition within and without the discount brokerage business through broader services offerings or otherwise, competition from electronic discount brokerage firms offering greater discounts on commissions than the Company, prevalence of a flat fee environment, decline in participation in equity or municipal finance underwritings, decreased ticket volume in the discount brokerage industry, limited trading opportunities, increases in expenses, changes in net capital or other regulatory requirements.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition
Rounded to whole thousands (000)

                                                                                      June 30, 2002   December 31,
                                                                                       (unaudited)        2001
                                                                                     ---------------------------

ASSETS
Cash and cash equivalents                                                               $24,323         $25,670
Cash equivalents - restricted                                                             1,300           1,300
Receivable from clearing broker                                                           1,545           1,572
Securities owned, at market value                                                         5,713           6,079
Furniture, equipment and leasehold improvements, net                                      2,409           1,703
Investment in and advances to equity investee                                             1,753           2,702
Intangibles, net                                                                          2,809           2,250
Prepaid expenses and other assets                                                         1,126             853
                                                                                     ---------------------------
                                                                                        $40,978         $42,129
                                                                                     ===========================


LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, not yet purchased, at market value                                        $  4            $  4
Deferred tax liability                                                                      305             489
Accounts payable and accrued liabilities                                                  3,922           4,336
                                                                                     ---------------------------
                                                                                          4,231           4,829
                                                                                     ---------------------------

Commitments and contingent liabilities

Stockholders' equity:
Common stock,  $.01 par value;  49,000,000  shares  authorized,  22,968,167  and
22,932,047 shares issued and 22,419,367 and 22,389,247
shares outstanding at June 30, 2002 and December 31, 2001, respectively                     229             229
Additional paid-in capital                                                               17,880          17,796
Retained earnings                                                                        21,397          22,010
Less: 548,800 and 542,800 shares of treasury stock, at cost at June 30, 2002
and December 31, 2001, respectively                                                      (2,759)         (2,735)
                                                                                     ---------------------------
                                                                                         36,747          37,300
                                                                                     ---------------------------

                                                                                        $40,978         $42,129
                                                                                     ===========================

See notes to consolidated financial statements.






Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(unaudited) Rounded to whole thousands (000)
except for per share and number of shares information
                                                                      Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
                                                                 ------------------------------------------------------
                                                                             2002        2001         2002        2001
                                                                 ------------------------------------------------------

Revenues:
    Commissions and fees                                                   $5,072      $6,192      $10,297     $14,599
    Investment banking                                                        278         910          802       1,100
    Trading profits                                                           316         203          527         474
    Income from equity investee                                               503         884          625       1,458
    Interest and dividends                                                    202         366          340         786
                                                                 ------------------------------------------------------
                                                                            6,371       8,555       12,591      18,417
                                                                 ------------------------------------------------------

Expenses:
   Employee compensation and benefits                                       2,226       2,559        4,578       5,635
   Clearing fees, including floor brokerage                                   938       1,068        1,870       2,371
   Advertising and promotion                                                  682         929        1,094       1,945
   Communications                                                             592         754        1,142       1,553
   Occupancy                                                                  224         238          461         497
   Interest                                                                     -           2            1           9
   Other general and administrative                                         3,199       1,116        4,498       3,058
                                                                 ------------------------------------------------------
                                                                            7,861       6,666       13,644      15,068
                                                                 ------------------------------------------------------

Income (loss) before income taxes                                         (1,490)       1,889      (1,053)       3,349

Provision (benefit) for income taxes                                        (622)         858        (440)       1,516
                                                                 ------------------------------------------------------
Net Income (loss)                                                          ($868)      $1,031       ($613)      $1,833
                                                                 ======================================================

Net income (loss) per share of common stock -
   Basic and Diluted                                                       $(.04)        $.05       $(.03)        $.08
Weighted average shares outstanding -
   Basic                                                               22,406,220  22,483,438   22,397,828  22,432,910
Weighted average shares outstanding -
   Diluted                                                             22,406,220  22,760,996   22,397,828  22,716,446



See notes to consolidated financial statements.







Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) Rounded to whole thousands (000)
                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                    ----------------------------------
                                                                                          2002             2001
                                                                                    ----------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                  ($   613)         $  1,833
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                       805               635
       Income from equity investee                                                        (625)           (1,458)

       Changes in operating assets and liabilities:
           Net decrease (increase) in securities owned, at market value                    366              (127)
           Net decrease (increase) in receivable from clearing broker                       27            (2,294)
           (Increase) decrease in prepaid expenses and other assets                       (273)              183
           Net increase in securities sold, not yet purchased,
              at market value                                                             --                   6
           Net increase in deferred tax liability                                         (184)             --
           Decrease in accounts payable and accrued liabilities                           (414)               (9)
                                                                                    ----------------------------
       Net cash used in operating activities                                              (911)           (1,231)
                                                                                    ----------------------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements                          (1,070)             (235)
   Purchase of customer accounts from TradeStation Securities, Inc.                     (1,000)             --
   Distribution from equity investee                                                     1,566              --
   Net repayment of advances to equity investee                                              8               420
                                                                                    ----------------------------
       Net cash (used in) provided by investing activities                                (496)              185
                                                                                    ----------------------------

Cash flows from financing activities:
   Proceeds from exercise of options                                                        84                 2
   Repurchase of common stock                                                              (24)           (1,483)
                                                                                    ----------------------------
                   Net cash provided by (used in) financing activities                      60            (1,481)
                                                                                    ----------------------------

                   Net decrease in cash and cash equivalents                            (1,347)           (2,527)


Cash and cash equivalents - beginning of period                                         25,670            26,370
                                                                                    ----------------------------

Cash and cash equivalents - end of period                                             $ 24,323          $ 23,843
                                                                                    ============================


Supplemental cash flow disclosures:
     Cash paid for:
         Interest                                                                     $      1          $      9
         Income taxes                                                                 $    305          $    793

 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2002 and 2001
 (Unaudited)

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

2.   Net Capital:

     Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of June 30, 2002, Siebert had net capital of approximately $19,100,000 as compared with net capital requirements of $250,000.

3.   Capital Transactions:

     On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through June 30, 2002, 548,800 shares have been purchased at an average price of $5.03 per share.

4.   Recent Developments

     On April 30, 2002, Siebert signed a Strategic Alliance Agreement with Intuit Inc. ("Intuit) to offer a full line of online and telephone based brokerage services to customers of Quicken and Quicken.com (the "Alliance"). Pursuant to the Alliance, Siebert and Intuit will share the revenue from, and certain expenses of, the Alliance. During the three months ended June 30, 2002, Siebert recognized as an expense one-time start-up costs of $1,346,000 for advisory and legal fees, and costs of $948,000 for the development and marketing of the Alliance.

     On April 30, 2002, Siebert signed a fully disclosed clearing agreement (the "Clearing Agreement") with the Pershing Division of Donaldson, Lufkin, &

      Jenrette Securities Corporation ("Pershing"). Pursuant to the Clearing Agreement and the Alliance, Siebert and Intuit will advance Pershing $1,500,000 which they are entitled to recoup from Pershing in equal installments, without interest, over the initial three years of the Clearing Agreement. In addition, Siebert and Intuit will incur one-time charges aggregating approximately $423,000 for the setup of the Alliance's website and related matters. Siebert and Intuit will share equally in the advance and the one-time charges. As of June 30, 2002, the advance and one-time charges have not been billed by or paid to Pershing.

5.    Account Purchases:

      In May 2002 Siebert agreed to acquire certain retail discount brokerage accounts from TradeStation Securities, Inc.'s. In July 2002, Siebert agreed to acquire the retail brokerage accounts of the Boca Raton office of State Discount Brokers, Inc. These accounts will be serviced from Siebert's Boca Raton office when the transfers are completed in August 2002 and October 2002, respectively. As of June 30, 2002, the purchase price for the TradeStation customer accounts has been recorded in "Intangibles" and will be amortized over a three-year period.

 6.   New Accounting Standards:

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

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

      In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and

      SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. Early application of the provisions of SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. The Company adopted the provisions of SFAS No. 145 during the quarter ended June 30, 2002. Adoption of SFAS No. 145 did not have a material effect on the Company's financial condition, results of operations or liquidity.

7.    Siebert, Brandford, Shank & Co., LLC:

      Summarized financial data (presented in thousands) of Siebert, Brandford, Shank & Co., LLC, ("SBS") as of and for the six months ended June 30 is as follows. Siebert holds a 49% ownership interest in SBS.

                                                                             2002         2001
                                                                             ----         ----

       Total assets                                                         $12,192      $6,085
       Total liabilities, including subordinated liabilities of
          $1,200                                                             $8,752      $2,505
       Total members' capital                                                $3,439      $3,580
       Total revenues                                                        $5,514      $7,350
       Net income                                                            $1,276      $2,974

      Siebert charged SBS $120,000 during each period for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

      Siebert's share of undistributed earnings from SBS amounted to $1,293,000 and $1,362,000 at June 30, 2002 and 2001 respectively.

8.    Commitments and Contingent Liabilities:

      The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management,  the  ultimate  disposition  of such  actions  will not have a
      material   adverse  effect  on  its  financial   position  or  results  of
      operations.

      Pursuant to the Clearing Agreement and the Alliance, Siebert and Intuit will advance Pershing $1.5 million which they are entitled to recoup from Pershing in equal installments, without interest, over the initial three years of the Clearing Agreement. In addition, Siebert and Intuit will incur one-time charges aggregating approximately $423,000 for the setup of the Alliance's website and related matters. Siebert and Intuit will share equally in the advance and the one-time charges. As of June 30, 2002, the advance and one-time charges have not been billed by or paid to Pershing (see Note 4).

Item 2. Management's Discussion and Analysis or Plan of Operation.

This discussion should be read in conjunction with the Company's audited and the unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Statements in this "Management's Discussion and Analysis" and elsewhere in this document, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions, fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, competition within and without the discount brokerage business through broader services offerings or otherwise, competition from electronic discount brokerage firms offering greater discounts on commissions than the
Company, prevalence of a flat fee environment, decline in participation in equity or municipal finance underwritings, decreased ticket volume in the discount brokerage industry, limited trading opportunities, increases in expenses and changes in net capital or other regulatory requirements.

Critical Accounting Policies

The Company generally follows accounting policies standard in the brokerage industry and believes that its policies appropriately reflect its financial position and results of operations. Management has identified the use of "Estimates" as its critical policy. The estimates relate primarily to revenue and expense items in the normal course of business as to which no confirmations, invoices or other documentation is received by the Company at the time the books are closed for a period. The Company uses its best judgment, based on its knowledge of revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. The Company is not aware of any material differences between the estimates used in closing its books for the last five years and the actual amounts of revenue received and expenses incurred when the actual confirmations, invoices or other documentation is subsequently received by the Company. Estimates are also used in determining the useful lives of tangible and intangible assets, and the fair market value of intangible assets. Management believes that its estimates are reasonable.

Business Environment

The bear market continued unabated through the second quarter and into July. The averages are near their post September 11, 2001 lows. Recent corporate and accounting scandals also have taken a toll on the public's confidence in the reliability of corporate information and the result has been a lack of interest in buying stocks. Competition in the brokerage industry remains intense.

The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect the Company's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses remain relatively fixed. Earnings, or loss, for any period should not be considered representative of any other period.

Recent Developments

On April 30, 2002, Siebert signed a Strategic Alliance Agreement with Intuit Inc. ("Intuit") to offer a full line of online and telephone based brokerage services to customers of Quicken and Quicken.com (the "Alliance"). Pursuant to the Alliance, Siebert and Intuit will share the revenue from and certain expenses of the Alliance. During the three months ended June 30, 2002 Siebert recognized as an expense one-time start-up costs of $1.3 million for advisory and legal fees and costs of $948,000 for the development and marketing of the new offering.

On April 30, 2002, Siebert signed a fully disclosed clearing agreement (the "Clearing Agreement") with the Pershing Division of Donaldson, Lufkin, & Jenrette Securities Corporation ("Pershing"). Pursuant to the Clearing Agreement and the Alliance, Siebert and Intuit will advance Pershing $1.5 million which they are entitled to recoup from Pershing in equal installments, without interest, over the initial three years of the Clearing Agreement. In addition, Siebert and Intuit will incur one-time charges aggregating approximately $423,000 for the setup of the Alliance's website and related matters. Siebert and Intuit will share equally in the advance and the one-time charges. As of June 30, 2002, the advance and one-time charges have not been billed by or paid to Pershing.

On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through June 30, 2002, 548,800 shares have been purchased at an average price of $5.03 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

Results of Operations

The Company's results of operations for the three and six months ended June 30, 2002 have been adversely impacted by the planned investment in the Alliance that the Company believes provides a significant long-term growth opportunity for the Company. The Company believes that its core business is performing well, given the current difficult business environment for discount and online brokers.

The Company has reduced expenses in its WFN subsidiary for the three and six-month periods ended June 30, 2002 by $199,000 and $470,000, respectively, over the same periods in 2001. These expense reductions occurred primarily in the "Advertising and Promotion" and "Communication" expense categories. The Company anticipates making further reductions in the expenses of WFN later this year.

Development and marketing costs for the next 12 months for the Alliance are expected to exceed revenues generated from the new accounts, which may result in losses for the Company.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Total revenues for the three months ended June 30, 2002 were $6.4 million, a decrease of $2.2 million, or 26% over the same period in 2001.

Commission and fee income for the three months ended June 30, 2002 was $5.1 million, a decrease of $1.1 million or 18% over the same period in 2001 due to a substantial reduction in trading volume as result of the bear market conditions prevailing during 2002.

Investment banking revenues for the three months ended June 30, 2002 were $278,000, a decrease of $632,000 or 69% over the same period in 2001 due to less activity in the new issue market generally.

Income from the Company's equity investee, Siebert, Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest ("SBS"), for the three months ended June 30, 2002 was $503,000 compared to income of $884,000, a decrease of $381,000 or 43% over the same period in 2001 due to decreased activity in the municipal bond market. SBS serves as an underwriter for municipal bond offerings.

Trading profits were $316,000 for the three months ended June 30, 2002, an increase of $113,000 or 56% over the same period in 2001 due to increased transactional volume in fixed-income securities.

Interest and dividends for the three months ended June 30, 2002 were $202,000, a decrease of $164,000 or 45% over the same period in 2001 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

Total expenses for the three months June 30, 2002 were $7.9 million, an increase of $1.2 million or 18% over the same period in 2001.

Employee compensation and benefit costs for the three months ended June 30, 2002 were $2.2 million, a decrease of $333,000 or 13% over the same period in 2001. This decrease was primarily due to a decrease in personnel due to the low trading volumes, a decrease in commission payouts and a decrease in discretionary payments to employees.

Clearing and floor brokerage fees for the three months ended June 30, 2002 were $938,000, a decrease of $130,000 or 12% over the same period in 2001 primarily due to the decreased volume of trade executions.

Advertising and promotion expenses for the three months ended June 30, 2002 were $682,000, a decrease of $247,000 or 27% over the same period in 2001 due to decreased advertising and promotion expenditures by Siebert that were offset, in part, by an increase in promotional expenses for the Alliance.

Communications expense for the three months ended June 30, 2002, was $592,000, a decrease of $162,000 or 21% over the same period in 2001 due primarily to the lower volume of call traffic as a result of low trading volumes and savings derived from the phased installation of a new telephone system starting in 2001.

Occupancy costs for the three months ended June 30, 2002 was $224,000, a decrease of $14,000 or 6% over the same period in 2001. This decrease was due primarily due to the closure of the Freemont, California branch office, as well as the consolidation of office space in New York City as a result of taking additional office space in Jersey City, New Jersey.

Other general and administrative expenses were $3.2 million, an increase of $2.1 million or 187% from the same period in 2001. This increase was primarily the result of the one-time start-up costs of $1.3 million for advisory and legal fees incurred in connection with the Alliance and costs of $541,000 for the development of the full line of online and telephone based brokerage services pursuant to the Alliance to customers of Quicken and Quicken.com. This increase was offset, in part, by net savings in other general and administrative expense categories.

For the three months ended June 30, 2002, there was a tax benefit of $622,000 due to the Company's loss before income tax of $1.5 million. For the three months ended June 30, 2001, the provision for income taxes was $858,000.


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Total revenues for the six months ended June 30, 2002 were $12.6 million, a decrease of $5.8 million, or 32%, over the same period in 2001.

Commission and fee income for the six months ended June 30, 2002 was $10.3 million, a decrease of $4.3 million or 30% over the same period in 2001 due to a substantial reduction in trading volume as result of the bear market conditions prevailing during 2002.

Investment banking revenues for the six months ended June 30, 2002 were $802,000, a decrease of $298,000 or 27% over the same period in 2001 due to decreased activity in the new issue market generally.

Income from the Company's equity investee, SBS, for the six months ended June 30, 2002 was $625,000, compared to income of $1.5 million for the six months ended June 30, 2001 due to depressed municipal bond market conditions.

Trading profits for the six months ended June 30, 2002 were $527,000, an increase of $53,000 or 11% over the same period in 2001.

Interest and dividends for the six months ended June 30, 2002 were $340,000, a decrease of $446,000 or 57% over the same period in 2001 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

Total expenses for the six months June 30, 2002 were $13.6 million, a decrease of $1.4 million or 9% over the same period in 2001.

Employee compensation and benefit costs for the six months ended June 30, 2002 were $4.6 million, a decrease of $1.1 million or 19% over the same period in 2001. This decrease was primarily due to a decrease in personnel due to the low trading volumes, a decrease in commission payouts and a decrease in discretionary payments to employees.

Clearing and floor brokerage fees for the six months ended June 30, 2002 were $1.9 million, a decrease of $501,000 or 21% over the same period in 2001 primarily due to the decreased volume of trade executions.

Advertising and promotion expenses for the six months ended June 30, 2002 were $1.1 million, a decrease of $851,000 or 44% over the same period in 2001 due to decreased advertising and promotion expenditures by Siebert that were offset, in part, by an increase in promotional expenses for the Alliance.

Communications expense for the six months ended June 30, 2002 was $1.1 million, a decrease of $411,000 or 26% over the same period in 2001 due primarily to the lower volume of call traffic as a result of low trading volumes and savings derived from the phased installation of a new telephone system during 2001.

Occupancy costs for the six months ended June 30, 2002 was $461,000, a decrease of $36,000 or 7% over the same period in 2001. This decrease was due primarily to the closure of the Freemont, California branch office, as well as the consolidation of office space in New York City as a result of taking additional office space in Jersey City, New Jersey.

Other general and administrative expenses were $4.5 million, an increase of $1.4 million or 47% over the same period in 2001. This increase was primarily the result of the one-time start-up costs of $1.3 million for advisory and legal fees incurred in connection with the Strategic Alliance Agreement with Intuit Inc. and costs of $541,000 for the development of the full line of online and telephone based brokerage services pursuant to the Alliance to customers of Quicken and Quicken.com. This increase was offset in part by net savings in other general and administrative expense categories.

For the six months ended June 30, 2002, there was as tax benefit of $440,000 due to the Company's loss before income tax of $1.1 million. For the six months ended June 30, 2001, the provision for income taxes was $1.5 million.

Liquidity and Capital Resources

The Company's assets are highly liquid, consisting generally of cash, money market funds and marketable securities. Siebert's total assets at June 30, 2002 were $40.1 million. As of that date, $31.6 million, or 77%, of total assets were regarded by the Company as highly liquid.

Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2002, Siebert's regulatory net capital was $19.1 million, $18.9 million in excess of its minimum capital requirement of $250,000.

Pursuant to the Clearing Agreement and the Alliance, Siebert and Intuit will advance Pershing $1.5 million which they are entitled to recoup from Pershing in equal installments, without interest, over the initial three years of the Clearing Agreement. In addition, Siebert and Intuit will incur one-time charges aggregating approximately $423,000 for the setup of the Alliance's website and related matters. Siebert and Intuit will share equally in the advance and the one-time charges. As of June 30, 2002, the advance and one-time charges have not been billed by or paid to Pershing. Development and marketing costs for the next 12 months for the Alliance are expected to exceed revenues generated from the new accounts, which may result in losses for the Company. The Company also intends to acquire additional shares of its common stock pursuant to its share buy back program.

Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to lend to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts pledged by Siebert under the facility are reflected on the Company's balance sheet as "cash equivalents - restricted". SBS pays Siebert interest on this amount at the rate of 10% per annum. The facility expires on August 31, 2004, at which time SBS is obligated under the terms of the facility to repay to Siebert any amounts borrowed.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Working capital is generally temporarily invested in dollar denominated money market funds and overnight certificates of deposits. These investments are not subject to material changes in value due to interest rate movements. The Company also invests in certain short-term municipal bonds, the values of which may fluctuate during the period they are held by the Company.

In the normal course of its business, Siebert enters into transactions in various financial instruments with off-balance sheet risk. This risk includes both market and credit risk, which may be in excess of the amounts recognized in the Company's financial statements. Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers' obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter parties are unable to fulfill their contractual obligations.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

                  None


Item 3.  Defaults Upon Senior Securities

                  None


Item 4.  Submission of Matters to a Vote of Security Holders


The Company held its annual meeting on June 4, 2002. At that meeting, the following matters were voted on and received the votes indicated:

(1)      Election of Directors        For               %        Withheld
                                      ---               -        --------------

Muriel F. Siebert                   22,198,202          98.7       286,417

Nicholas P. Dermigny                22,198,202          98.7       286,417

Patricia L. Francy                  22,198,202          98.7       286,417

Daniel Jacobson                     22,198,202          98.7       286,417

Leonard M. Leiman                   22,198,202          98.7       286,417

Jane H. Macon                       22,198,202          98.7       286,417

(2) Proposal to adopt the Amendment of the 1997 Stock Option Plan to (a) increase the aggregate number of shares available for issuance thereunder from 2,100,000 to 4,200,000, (b) increase the aggregate number of shares that may be covered by option grants to any particular participant from 400,000 to 750,000,
(c) permit the Board of Directors to grant options to non-employee directors, an
(d) make certain other changes to the terms of the 1997 Stock Option Plan, all as fully disclosed in the Proxy Statement. The proposal received the votes indicated:

For:  20,330,270, or 98%, Against:  397,511, Abstained 17,233



Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits.

                     10.11 Strategic Alliance  Agreement,  dated as of April 29,
              2002, by and between Intuit Inc, Muriel Siebert & Co., Inc. and Investment Solution, Inc.

                     10.12 Fully Disclosed Clearing  Agreement,  dated April 30,
              2002, by and between the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation and Muriel Siebert & Co., Inc.

       (b)    Reports on Form 8-K

                      None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Name                          Title                           Date


/s/ Muriel F. Siebert          Chair, President and Director     August 14, 2002
------------------------       (principal executive officer)
Muriel F.  Siebert


/s/ Stephen G. Baker           Chief Financial Officer           August 14, 2002
------------------------       and Assistant Secretary
Stephen G. Baker               (principal financial and
                               accounting officer)