Form 10-Q
period 2002-09-30
SIEBERT FINANCIAL CORP
filed 2002-11-14
CIK 65596

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended  September 30, 2002
                                    --------------------------------------------

[  ]Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from                       to
                                   ---------------------    --------------------

    Commission file number             0-5703
                            ----------------------------------------------------
                             Siebert Financial Corp.
--------------------------------------------------------------------------------
               (Exact Name of Issuer as Specified in its Charter)


            New York                                             11-1796714
-------------------------------                                  -----------
(State or Other Jurisdiction of Incorporation)                (I.R.S. Employer )
                                                              Identification No.

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

Yes     X             No
    --------             --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities and Exchange of 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes                   No
    ------------         -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2002, there were 22,412,067 shares of Common Stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                   No       X
    ------------           ---------

         Unless the context otherwise requires, the "Company" shall mean Siebert Financial Corp. and its wholly owned subsidiaries and "Siebert" shall mean Muriel Siebert & Co., Inc., a wholly owned subsidiary of the Company.

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

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition
Rounded to whole thousands (000)

                                                                                      September 30,    December 31,
                                                                                          2002
                                                                                       (unaudited)         2001
                                                                                     ---------------------------------

ASSETS
Cash and cash equivalents                                                                    $22,694          $25,670
Cash equivalents - restricted                                                                  1,300            1,300
Receivable from clearing broker                                                                1,740            1,572
Securities owned, at market value                                                              5,452            6,079
Furniture, equipment and leasehold improvements, net                                           2,594            1,703
Investment in and advances to equity investee                                                  2,156            2,702
Intangibles, net                                                                               2,585            2,250
Prepaid expenses and other assets                                                              1,728              853
Deferred tax asset                                                                               433                -
                                                                                     ---------------------------------
                                                                                             $40,682          $42,129
                                                                                     =================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, not yet purchased, at market value                                           $    -          $     4
Deferred tax liability                                                                             -              489
Accounts payable and accrued liabilities                                                       4,682            4,336
                                                                                     ---------------------------------
                                                                                               4,682            4,829
                                                                                     ---------------------------------

Commitments and contingent liabilities

Stockholders' equity:
Common stock,  $.01 par value;  49,000,000  shares  authorized,  22,968,167  and
22,932,047 shares issued and 22,412,067 and 22,389,247
shares outstanding at September 30, 2002 and December 31, 2001, respectively                     229              229
Additional paid-in capital                                                                    17,880           17,796
Retained earnings                                                                             20,673           22,010
Less: 556,100 and 542,800 shares of treasury stock, at cost at September 30, 2002
and December 31, 2001, respectively                                                           (2,782)          (2,735)
                                                                                     ---------------------------------
                                                                                              36,000           37,300
                                                                                     ---------------------------------

                                                                                             $40,682          $42,129
                                                                                     =================================



                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(unaudited) Rounded to whole thousands (000) except for per share and number of shares information

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                           -------------------------------------------------------------------------
                                                                     2002               2001              2002          2001
                                                           -------------------------------------------------------------------------

Revenues:
    Commissions and fees                                     $      4,671        $      5,882       $     14,968        $     20,481
    Investment banking                                                408                 422              1,210               1,522
    Trading profits                                                    92                 243                619                 717
    Income from equity investee                                       397                  78              1,023               1,536
    Interest and dividends                                            129                 349                470               1,135
                                                             -----------------------------------------------------------------------
                                                                    5,697               6,974             18,290              25,391
                                                             -----------------------------------------------------------------------

Expenses:
    Employee compensation and benefits                              2,193                2649              6,772               8,285
    Clearing fees, including floor brokerage                          954                 944              2,823               3,315
    Advertising and promotion                                         915                 475              2,009               2,420
    Communications                                                    568                 685              1,710               2,237
    Occupancy                                                         223                 261                684                 757
    Interest                                                         --                     1                  1                  11
    Other general and administrative                                2,053               1,487              6,550               4,544
                                                             -----------------------------------------------------------------------
                                                                    6,906               6,502             20,549              21,569
                                                             -----------------------------------------------------------------------

Income (loss) before income taxes                                  (1,209)                472             (2,259)              3,822

Provision (benefit) for income taxes                                 (483)                247               (922)              1,764
                                                             -----------------------------------------------------------------------
Net Income (loss)                                            $       (726)       $        225       $     (1,337)       $      2,058
                                                             =======================================================================

Net income (loss) per share of common stock -
    Basic and Diluted                                        $       (.03)       $        .01       $       (.06)       $        .09
Weighted average shares outstanding -
    Basic                                                      22,415,907          22,489,171         22,393,771          22,451,664
Weighted average shares outstanding -
    Diluted                                                    22,415,907          22,731,302         22,393,771          22,721,412


                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) Rounded to whole thousands (000)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                    ----------------------------------
                                                                                          2002             2001
                                                                                    ----------------------------------
Cash flows from operating activities:
    Net income (loss)                                                                  ($ 1,337)         $  2,058
    Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                      1,301             1,002
       Income from equity investee                                                       (1,023)           (1,536)

       Changes in operating assets and liabilities:
            Net decrease in securities owned, at market value                               627             2,838
            Net increase in receivable from clearing broker                                (168)           (1,275)
            (Increase) decrease in prepaid expenses and other assets                       (875)              247
            Net (decrease) increase in securities sold, not yet purchased, at
                market value                                                                 (4)               15
            Net change in deferred taxes                                                   (922)               --
            Increase (decrease) in accounts payable and accrued liabilities                 346               355
                                                                                    -----------------------------
       Net cash (used in) provided by operating activities                               (2,055)            3,704
                                                                                    -----------------------------

Cash flows from investing activities:
    Purchase of furniture, equipment and leasehold improvements                          (1,482)             (293)
    Purchase of customer accounts                                                        (1,045)               --
    Net repayments of advances by equity investee                                             3               633
    Distribution from equity investee                                                     1,566
                                                                                    -----------------------------
       Net cash (used in) provided by investing activities                                 (958)              340
                                                                                    -----------------------------

Cash flows from financing activities:
    Proceeds from exercise of options                                                        84                45
    Repurchase of common stock                                                              (47)           (1,694)
                                                                                    -----------------------------
            Net cash provided by (used in) financing activities                              37            (1,649)
                                                                                    -----------------------------

            Net (decrease) increase in cash and cash equivalents                         (2,976)            2,395

Cash and cash equivalents - beginning of period                                          25,670            26,370
                                                                                    -----------------------------

Cash and cash equivalents - end of period                                              $ 22,694          $ 28,765
                                                                                    =============================
Supplemental cash flow disclosures:
    Cash paid for:
       Interest                                                                        $      1          $     11
       Income taxes                                                                    $    404          $    793



                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002 and 2001
(Unaudited)

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

2.   Net Capital:

     Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of September 30, 2002, Siebert had net capital of approximately $17,400,000 as compared with net capital requirements of $250,000.

3.   Capital Transactions:

     On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through September 30, 2002, 556,100 shares have been purchased at an average price of $5.00 per share.

4.   Option Grants:

     During the period ended September 30, 2002, the Company's Board of Directors granted options to officers, employees and directors of the Company to purchase an aggregate of 1,145,000 shares of the Company's common stock at exercise prices ranging from $2.90 to $4.60 per share, in each case, the fair market value on the dates of grant.

5.   Recent Developments

     On April 30, 2002, Siebert signed a Strategic Alliance Agreement with Intuit Inc. ("Intuit) to offer a full line of online and telephone based brokerage services to customers of Quicken and Quicken.com (the "Alliance"). Pursuant to the Alliance, Siebert and Intuit will share the revenue from, and certain expenses of, the Alliance. The online product was launched on September 16, 2002. For the quarter ended and the nine-month period ended September 30, 2002, revenues related to the Alliance were nominal. For the quarter ended September 30, 2002, the Company realized a pre-tax loss related to the Alliance of $1.2 million. For the nine-month period ended September 30, 2002, the Company realized a pre-tax loss related to the Alliance of $3.5 million, which included one-time start-up costs of $1.3 million for advisory fees and legal fees in addition to costs for the development and marketing of the new product offering.

     On April 30, 2002, Siebert signed a fully disclosed clearing agreement (the "Clearing Agreement") with the Pershing Division of Donaldson, Lufkin, & Jenrette Securities Corporation ("Pershing"). Pursuant to the Clearing Agreement and the Alliance, Siebert and Intuit will advance Pershing $1,500,000 which they are entitled to recoup from Pershing in equal installments, without interest, over the initial three years of the Clearing Agreement. In addition, Siebert and Intuit will incur one-time charges aggregating approximately $485,000 for the setup of the Alliance's website and related matters. Siebert and Intuit will share equally in the advance and the one-time charges.

6.   Account Purchases:

     In May 2002 Siebert agreed to acquire certain retail discount brokerage accounts from TradeStation Securities, Inc. These accounts, which were transferred to Siebert on August 2002, are being serviced from Siebert's Boca Raton office. In July 2002, Siebert agreed to acquire the retail brokerage accounts of the Boca Raton office of State Discount Brokers, Inc. These accounts, which were transferred to Siebert in October 2002, are also being serviced from Siebert's Boca Raton office. As of September 30, 2002, the purchase price for the customer accounts has been recorded in "Intangibles" and is being amortized over a three-year period.

7.   New Accounting Standards:

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Under SFAS 146, a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of SFAS No. 146 shall be effective for exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

8.   Siebert Brandford Shank & Co., LLC:

     Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, ("SBS") as of and for the nine months ended September 30 is as follows. Siebert holds a 49% ownership interest in SBS.

                                                         2002            2001
                                                         ----            ----

     Total assets                                       $8,766           $5,960
     Total liabilities, including subordinated
      liabilities of $1,200                             $4,754           $2,221
     Total members' capital                             $4,012           $3,739
     Total revenues                                     $8,850           $9,127
     Net income                                         $2,087           $3,134

     Siebert charged SBS $180,000 during each period for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

     Siebert's share of undistributed earnings from SBS amounted to $1,573,000 and $1,440,000 at September 30, 2002 and 2001 respectively.

9.   Commitments and Contingent Liabilities:

     The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

     Pursuant to the Clearing Agreement and the Alliance, Siebert and Intuit will advance Pershing $1.5 million which they are entitled to recoup from Pershing in equal installments, without interest, over the initial three years of the Clearing Agreement. In addition, Siebert and Intuit will incur one-time charges aggregating approximately $485,000 for the setup of the Alliance's website and related matters. Siebert and Intuit will share equally in the advance and the one-time charges. As of September 30, 2002, the advance and one-time charges have not been billed by or paid to Pershing (see Note 4).

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

Critical Accounting Policies

         The Company generally follows accounting policies standard in the brokerage industry and believes that its policies appropriately reflect its financial position and results of operations. Management has identified the use of "Estimates" as its critical policy. The estimates relate primarily to revenue and expense items in the normal course of business as to which the Company receives no confirmations, invoices, or other documentation at the time the books are closed for a period. The Company uses its best judgment, based on its knowledge of revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. The Company is not aware of any material differences between the estimates used in closing its books for the last five years and the actual amounts of revenue received and expenses incurred when the Company subsequently receives the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of tangible and intangible assets, and the fair market value of intangible assets. Management believes that its estimates are reasonable.

Business Environment

         The bear market continued unabated through the third quarter and saw the averages break through their September 11, 2001 lows. Recent corporate and accounting scandals also have taken a toll on the public's confidence in the reliability of corporate information and the result has been a lack of interest in buying stocks. Competition in the brokerage industry remains intense although many of Siebert's competitors have been consolidated or have gone out of business.

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

Recent Developments

         In May 2002 Siebert agreed to acquire certain retail discount brokerage accounts from TradeStation Securities, Inc. These accounts, which were transferred to Siebert in August 2002, are being serviced from Siebert's Boca Raton office. In July 2002, Siebert agreed to acquire the retail brokerage accounts of the Boca Raton office of State Discount Brokers, Inc. These accounts, which were transferred to Siebert in October 2002, are also being serviced from Siebert's Boca Raton office. As of September 30, 2002, the purchase price for the customer accounts has been recorded in "Intangibles" and will be amortized over a three-year period.

         On April 30, 2002, Siebert signed a Strategic Alliance Agreement with Intuit Inc. ("Intuit) to offer a full line of online and telephone based brokerage services to customers of Quicken and Quicken.com (the "Alliance"). Pursuant to the Alliance, Siebert and Intuit will share the revenue from, and certain expenses of, the Alliance. The online product was launched on September 16, 2002 and as a result of the market conditions, new account openings have been slower than expected. Management is monitoring the results of the Alliance and will reduce costs if appropriate. For the quarter ended and the nine-month period ended September 30, 2002, revenues related to the Alliance were nominal. For the quarter ended September 30, 2002, the Company realized a pre-tax loss related the Alliance of $1.2 million. For the nine- month period ended September 30, 2002, the Company realized a pre-tax loss related to the Alliance of $3.5 million, which included one-time start-up costs of $1.3 million for advisory fees and legal fees in addition to costs for the development and marketing of the new product offering.

         On April 30, 2002, Siebert signed a fully disclosed clearing agreement (the "Clearing Agreement") with the Pershing Division of Donaldson, Lufkin, & Jenrette Securities Corporation ("Pershing"). Pursuant to the Clearing Agreement and the Alliance, Siebert and Intuit will advance Pershing $1.5 million which they are entitled to recoup from Pershing in equal installments, without interest, over the initial three years of the Clearing Agreement. In addition, Siebert and Intuit will incur one-time charges aggregating approximately $485,000 for the setup of the Alliance's website and related matters. Siebert and Intuit will share equally in the advance and the one-time charges. As of September 30, 2002, the advance and one-time charges have not been billed by or paid to Pershing.

         On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through September 30, 2002, 556,100 shares have been purchased at an average price of $5.00 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

Results of Operations

         The Company believes that its core business is performing well, given the current difficult business environment for discount and online brokers. Excluding the loss of $1.2 million attributable to the Alliance and the loss of $400,000 generated by WFN, the Company would have been profitable for the three months ended September 30, 2002.

         The Company's results of operations for the three and nine months ended September 30, 2002 have been reduced by the investment in the Alliance that the Company believes provides a significant long-term growth opportunity for the Company. To date, all amounts invested by the Company in the Alliance have been recorded as a current expense. The Company expects that development and marketing costs over the next 12 months relating to the Alliance will exceed revenues generated by the Alliance, which may result in losses for the Company.

         The Company has reduced expenses in its WFN subsidiary for the three and nine-month periods ended September 30, 2002 by $26,000 and $495,000, respectively, over the same periods in 2001. These expense reductions occurred primarily in the "Advertising and Promotion", "Communication" and "Employee Salaries and Benefits" expense categories. The Company is continuing to make reductions in the expenses of WFN.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Total revenues for the three months ended September 30, 2002 were $5.7 million, a decrease of $1.3 million, or 18.3% over the same period in 2001.

         Commission and fee income for the three months ended September 30, 2002 was $4.7 million, a decrease of $1.2 million or 20.6% over the same period in 2001 due to a substantial reduction in trading volume as result of the bear market conditions prevailing during 2002.

         Investment banking revenues for the three months ended September 30, 2002 were $408,000, a decrease of $14,000 or 3.3% over the same period in 2001 due to less activity in the new issue market.

         Income from the Company's equity investee, Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest ("SBS"), for the three months ended September 30, 2002 was $397,000 compared to income of $78,000, an increase of $319,000 or 408.9% from the same period in 2001 due to increased activity in the municipal bond market. SBS serves as an underwriter for municipal bond offerings.

         Trading profits were $92,000 for the three months ended September 30, 2002, a decrease of $151,000 or 62.2% over the same period in 2001 due to an overall decrease in trading volume.

         Interest and dividends for the three months ended September 30, 2002 were $129,000, a decrease of $220,000 or 63.0% over the same period in 2001 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

         Total expenses for the three months ended September 30, 2002 were $6.9 million, an increase of $404,000 or 6.2% over the same period in 2001.

         Employee compensation and benefit costs for the three months ended September 30, 2002 were $2.2 million, a decrease of $456,000 or 17.2% over the same period in 2001. This decrease was primarily due to a decrease in personnel due to the low trading volumes, a decrease in commission payouts and a decrease in discretionary payments to employees partially offset by increased personnel hired during the quarter for the Alliance.

         Clearing and floor brokerage fees for the three months ended September 30, 2002 were $954,000, an increase of $10,000 or 1.0% over the same period in 2001 primarily due to the costs associated with the Company's temporary use of two clearing firms as a result of the Alliance, partially offset by the decreased volume of trade executions.

         Advertising and promotion expenses for the three months ended September 30, 2002 were $915,000, an increase of $440,000 or 92.7% over the same period in 2001 due to the increase advertising and promotion expenditures in connection with the launch of the Alliance.

         Communications expense for the three months ended September 30, 2002, was $568,000, a decrease of $117,000 or 17.1% over the same period in 2001 due primarily to the lower volume of call traffic as a result of low trading volumes and savings derived from the phased installation of a new telephone system starting in 2001.

         Occupancy costs for the three months ended September 30, 2002 was $223,000, a decrease of $38,000 or 14.54% over the same period in 2001. This decrease was due primarily due to the closure of the Company's Freemont, California, branch office.

         Other general and administrative expenses were $2.1 million, an increase of $566,000 or 38.0% from the same period in 2001. This increase was primarily due to costs related to the Alliance coupled with the increase in other general and administrative expense categories including advisory and legal fees and depreciation and amortization. Depreciation and amortization, a non-cash item, increased primarily due to expenses related to the purchase of the accounts of TradeStation and State Discount Brokers and the Company's purchase of a new Customer Relationship Management system.

         For the three months ended September 30, 2002, there was a tax benefit of $483,000 due to the Company's loss before income tax of $1.2 million. For the three months ended September 30, 2001, the provision for income taxes was $247,000.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Total revenues for the nine months ended September 30, 2002 were $18.3 million, a decrease of $7.1 million, or 28.0%, over the same period in 2001.

         Commission and fee income for the nine months ended September 30, 2002 was $15.0 million, a decrease of $5.5 million or 26.9% over the same period in 2001 due to a substantial reduction in trading volume as result of the bear market conditions prevailing during 2002.

         Investment banking revenues for the nine months ended September 30, 2002 were $1.2 million, a decrease of $312,000 or 20.5% over the same period in 2001 due to decreased activity in the new issue market.

         Income from the Company's equity investee, SBS, for the nine months ended September 30, 2002 was $1.0 million, compared to income of $1.5 million a decrease of $500,000 for the nine months ended September 30, 2001 primarily due to a decrease in offerings for which SBS served as senior manager, partially offset by an increase in offerings for which SBS served as a co-manager.

         Trading profits for the nine months ended September 30, 2002 were $619,000, a decrease of $98,000 or 13.7% over the same period in 2001 due to an overall decrease in transactional volume.

         Interest and dividends for the nine months ended September 30, 2002 were $470,000, a decrease of $665,000 or 58.6% over the same period in 2001 primarily due to lower cash balances available for temporary investment coupled with lower interest rates.

         Total expenses for the nine months ended September 30, 2002 were $20.5 million, a decrease of $1.0 million or 4.7% over the same period in 2001.

         Employee compensation and benefit costs for the nine months ended September 30, 2002 were $6.8 million, a decrease of $1.5 million or 18.3 over the same period in 2001. This decrease was primarily due to a decrease in personnel due to the low trading volumes, a decrease in commission payouts and a decrease in discretionary payments to employees partially offset by increased personnel hired during the period for the Alliance.

         Clearing and floor brokerage fees for the nine months ended September 30, 2002 were $2.8 million, a decrease of $492,000 or 14.8% over the same period in 2001 primarily due to the decreased volume of trade executions.

         Advertising and promotion expenses for the nine months ended September 30, 2002 were $2.0 million, a decrease of $411,000 or 17.0% over the same period in 2001 due to decreased advertising and promotion expenditures by the Company that were offset, in part, by an increase in promotional expenses for the Alliance.

         Communications expense for the nine months ended September 30, 2002 was $1.7 million, a decrease of $527,000 or 23.6% over the same period in 2001 due primarily to the lower volume of call traffic as a result of low trading volumes and savings derived from the phased installation of a new telephone system during 2001.

         Occupancy costs for the nine months ended September 30, 2002 was $684,000, a decrease of $73,000 or 9.6% over the same period in 2001. This decrease was due primarily to the closure of the Company's Freemont, California, branch office, as well as the consolidation of office space in New York City as a result of taking additional office space in Jersey City, New Jersey.

         Other general and administrative expenses were $6.5 million, an increase of $2.0 million or 44.2% over the same period in 2001. This increase was primarily the result of the one-time start-up costs of $1.3 million for advisory and legal fees incurred in connection with the Alliance and costs of for the development of the full line of online and telephone based brokerage services pursuant to the Alliance to customers of Quicken and Quicken.com coupled with an increase in other general and administrative expense categories including legal fees and depreciation and amortization. Depreciation and amortization, a non-cash item, increased primarily due to the purchase of the accounts of TradeStation and State Discount Brokers, Inc. and the Company's purchase of a new Customer Relationship Management system.

         For the nine months ended September 30, 2002, there was a tax benefit of $922,000 due to the Company's loss before income tax of $2.3 million. For the nine months ended September 30, 2001, the provision for income taxes was $1.8 million.

Liquidity and Capital Resources

         The Company's assets are highly liquid, consisting generally of cash, money market funds and marketable securities. The Company's total assets at September 30, 2002 were $40.7 million. As of that date, $29.9 million, or 73.5%, of total assets were regarded by the Company as highly liquid.

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At September 30, 2002, Siebert's regulatory net capital was $17.4 million, $17.2 million in excess of its minimum capital requirement of $250,000.

         Pursuant to the Clearing Agreement and the Alliance, Siebert and Intuit will advance Pershing $1.5 million which they are entitled to recoup from Pershing in equal installments, without interest, over the initial three years of the Clearing Agreement. In addition, Siebert and Intuit will incur one-time charges aggregating approximately $485,000 for the setup of the Alliance's website and related matters. Siebert and Intuit will share equally in the advance and the one-time charges. As of September 30, 2002, the advance and one-time charges have not been billed by or paid to Pershing. Development and marketing costs for the next 12 months for the Alliance are expected to exceed revenues generated from the new accounts, which may result in losses for the Company. The Company also intends to acquire additional shares of its common stock pursuant to its share buy back program.

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

Item 4.  Controls and Procedures

         Within 90 days of the date of this report an evaluation was performed by the Company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits.

                      99.1  Certificaton of Periodical Financial Report under
                            Section 906 of Sarbanes-Oxley Act of 2002

          (b)     Reports on Form 8-K.

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

                 Name                                 Title                                Date
                 ----                                 -----                                ----

/s/Muriel F. Siebert                                                                 November 14, 2002
-------------------------------      Chairwoman,   President  and  Director
Muriel F. Siebert                    (principal   executive   officer   and
                                     principal   financial  and  accounting
                                     officer)


CERTIFICATIONS

I, Muriel F. Siebert, the principal executive officer and principal financial and accounting officer of the registrant, certify that:

1.   I have reviewed  this  quarterly  report on Form 10-Q of Siebert  Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.)  presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and;

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent review evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002       Signature: /s/ Muriel F. Siebert
                                         ---------------------
                              Name:      Muriel F. Siebert
                              Title:     Chairwoman and President (principal
                                         executive officer and financial and
                                         accounting officer)