Form 10-K
period 2002-12-31
SIEBERT FINANCIAL CORP
filed 2003-03-31
CIK 65596

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
         |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 2002

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from     _____________to __________

                  Commission file number    0-5703

                             SIEBERT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

               NEW YORK                                     11-1796714
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification No.)

885 THIRD AVENUE, NEW YORK , NEW YORK                         10022
(Address of principal executive offices)                    (Zip Code)
Registrant's telephone number                            (212) 644-2400

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

Yes    [X]    No [  ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The number of shares of the Registrant's outstanding Common Stock, as of March 18, 2003, was 22,380,330 shares. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002), was $9,076,479.

     Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2003, incorporated by reference into Parts II and III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from historical results or from any future expressed or implied by such forward looking statements, including without limitation: changes in general economic and market conditions; changes and prospects for changes in interest rates; fluctuations in volume and prices of securities; demand for brokerage and investment banking services; competition within and without the discount brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering greater discounts on commissions than the Company; the prevalence of a flat fee environment; decline in participation in equity or municipal finance underwritings; limited trading opportunities; the method of placing trades by the Company's customers; computer and telephone system failures; the level of spending by the Company on advertising and promotion; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements.

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

     The Company's principal offices are located at 885 Third Avenue, New York, New York, 10022, and its phone number is (212) 644-2400. The Company's Internet address is www.siebertnet.com. The Company's SEC filings are available through its website, where you are able to obtain copies of the Company's public filings free of charge. The Company's Common Stock trades on the Nasdaq National Market under the symbol "SIEB".

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

THE RETAIL DIVISION

     DISCOUNT BROKERAGE AND RELATED SERVICES. Siebert became a discount broker on May 1, 1975, a date that would later come to be known as "May Day." Siebert believes that it has been in business and a member of The New York Stock Exchange, Inc. (the "NYSE") longer than any other discount broker. In 1998, Siebert began to offer its customers access to their accounts through SiebertNet, its Internet website. Siebert's focus in its discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including trading through a broker on the telephone, through a wireless device or via the Internet, at commissions that are substantially lower than those of full-commission firms and competitive with the national discount brokerage firms. Siebert clears its securities transactions on a fully disclosed basis through National Financial Services Corp. ("NFSC"), a wholly owned subsidiary of Fidelity Investments and with the Pershing division of Donaldson, Lufkin, & Jenrette (`Pershing").

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

Siebert's listed orders are routed in a manner intended to afford its customers the opportunity for price improvement on all orders. Through a service called NYSE Prime(TM), Siebert also has the ability to document to customers all price improvements received on orders executed on the NYSE when orders are filled at better than the National Best Bid/Offer.

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

     RETAIL CUSTOMER SERVICE. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers, at no additional charge, with personal service via toll-free access to dedicated customer support personnel for all of its products and services. Customer service personnel are located in each of Siebert's branch offices. Siebert presently has retail offices in New York, New York, Jersey City, New Jersey, Boca Raton, Surfside, Palm Beach and Naples, Florida and Beverly Hills, California. Siebert uses a proprietary Customer Relationship Management System that enables representatives, no matter where located, to view a customer's service requests and the response thereto. Eventually, it is intended that this system will also allow customers to enter their requests directly into the system and track the response. Siebert's telephone system permits the automatic routing of calls to the next available agent having the appropriate skill set.

     RETIREMENT ACCOUNTS. Siebert offers customers a variety of self-directed retirement accounts for which it acts as agent on all transactions. Custodial services are provided through an affiliate of NFSC and Pershing, the firm's clearing agents, which also serves as trustee for such accounts. Each IRA, SEP IRA, ROTH IRA, 401(k) and KEOGH account can be invested in mutual funds, stocks, bonds and other investments in a consolidated account.

     CUSTOMER FINANCING. Customers margin accounts are carried through Siebert's clearing agents, which lends customers a portion of the market value of certain securities held in the customer's account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin, short sale or any transaction, Siebert assumes the risk of its customers' failure to meet their obligations in the event of adverse changes in the market value of the securities positions. Both Siebert and its clearing agents reserve the right to set margin requirements higher than those established by the Federal Reserve Board.

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

     INFORMATION AND COMMUNICATIONS SYSTEMS. Siebert's operations rely heavily on information processing and communications systems which are provided by the

Siebert's clearing agents. The system for processing securities transactions is highly automated. Registered representatives utilize personal computer workstations to access customer account information, obtain securities prices and related information and enter and confirm orders through dedicated lines to Siebert's clearing agents.

     Siebert maintains a computer network to support its customer service messaging systems, as well as other applications such as record keeping and direct customer access to marketing information. Through its clearing agents, Siebert's computers are linked to the major registered United States securities exchanges, the National Securities Clearing Corporation and The Depository Trust Company. Failure of Siebert's redundant private lines local area networks or communication systems for a significant period of time could limit the ability to process a large volume of transactions accurately and rapidly. This could result in Siebert being unable to satisfy its obligations to customers and other securities firms, and in such an event could result in regulatory violations. External events, such as an earthquake or massive power failure, loss of redundant external information feeds, such as security price information, as well as massive internal malfunctions, could render part or all of such systems inoperative.

     To enhance the reliability of its systems and backup data, Siebert maintains redundancies, backup plans and recovery functions including complete backup trading facilities.

     Siebert's communications systems include a voice system that allows calls to be answered by the next available agent having the appropriate skill set for the incoming call. Data is delivered to branches over a frame relay system and is backed up by an ISDN network. Call center software provides statistical reports, such as time on hold, duration of calls and the number of calls handled by each agent. The vendor of the communications system monitors these systems on a twenty-four hour a day, seven day a week basis and can make software repairs remotely.

CURRENT DEVELOPMENTS

     Siebert agreed to acquire certain retail discount brokerage accounts from TradeStation Securities, Inc. in May 2002. These accounts were transferred to Siebert in August 2002. Siebert agreed to acquire the retail brokerage accounts of the Boca Raton office of State Discount Brokers, Inc. in July 2002. These accounts were transferred to Siebert in October 2002. Siebert agreed to acquire the retail discount brokerage accounts of Your Discount Broker Inc. in January 2003. These accounts were transferred to Siebert in March 2003. The accounts acquired in the above acquisitions are being serviced from Siebert's Boca Raton office.

     In April 2002, Siebert entered into an exclusive Strategic Alliance Agreement with Intuit, Inc. to offer a joint brokerage service (the "JBS") to customers of Quicken and Quicken.com. Under this arrangement, Intuit provides the technology, marketing and content and Siebert provides certain brokerage and other services. The financial arrangement between Siebert and Intuit generally provides that gross revenue, as defined, generated from the JBS and incremental expenses, as defined, incurred by Siebert and Intuit be split on an equal basis. The term of the agreement is for an initial period of ten years and is extended automatically for successive two-year periods unless notice of termination is given by either party. Siebert records its proportionate share of the JBS's revenue and incremental expenses on a gross basis. The JBS was launched on September 16, 2002. During 2002, revenue related to the JBS was nominal and Siebert's share of expenses amounted to approximately $4.7 million, which included technology, marketing and content expenses of $2.9 million and certain brokerage and other services of $380,000. Additionally, Siebert separately incurred other start-up costs for an advisory fee of $1.0 million, legal fees of $392,000 and considerable executive and management resources to the start-up of the JBS. All expenses have been charged to operations in 2002.

     On April 30, 2002, Siebert signed a fully disclosed clearing agreement (the "Clearing Agreement") with Pershing. Pursuant to the Clearing Agreement and the JBS, Siebert and Intuit will advance Pershing a total of $1.5 million, principally for software customization setup. Pershing has agreed that it shall rebate such amount to Siebert payable in three equal annual installments, without interest, over the initial three years of the Clearing Agreement, provided that the Clearing Agreement has not been terminated. In addition, Siebert and Intuit will incur one-time charges aggregating approximately $485,000 for the setup of the JBS' website and related matters. Siebert and Intuit will share equally in the advance and the one-time charges. The advance to Pershing was made in January 2003.

THE CAPITAL MARKETS DIVISION

     In 1991, Siebert created its Capital Markets division, which serves as a co-manager, underwriting syndicate member, or selling group member on a wide spectrum of securities offerings for corporations and Federal agencies.

     Principal activities of the Capital Markets Division are investment banking and institutional equity execution services.

     During 1996, Siebert formed the Siebert, Brandford, Shank division of the investment banking group to enhance the activities of Siebert's tax exempt underwriting. The operations of the Siebert, Brandford, Shank division were moved on July 1, 1998 to a newly formed entity, SBS. Two individuals, Mr. Napoleon Brandford and Ms. Suzanne F. Shank, own 51% of the equity and are entitled to 51% of the net profits of SBS and Siebert is entitled to the balance. Through its investment in SBS, Siebert has become a more significant factor in the tax exempt underwriting area, and expects to enhance its government and institutional relationships, as well as the breadth of products that can be made available to retail clients. During 2002, SBS served as the lead manager of over $1.8 billion of negotiated municipal new issues and served as a co-manager in over $63.1 billion of negotiated municipal new issues.

     Since its inception, the Siebert, Brandford, Shank division and its successor SBS have co-managed offerings of approximately $192 billion and lead managed offerings of approximately $8 billion. Clients include the States of California, Texas, Washington, Ohio, Michigan and the Cities of Chicago, Detroit, Los Angeles, Houston, Dallas, Denver and St. Louis.

     In addition to occupying a portion of Siebert's existing offices in New York, SBS operates out of offices in San Francisco, Seattle, Houston, Chicago, Detroit, Los Angeles, Washington, DC, San Antonio, Miami and Dallas.

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

COMPETITION

     Siebert encounters significant competition from full-commission, online and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations, many of which are significantly larger and better capitalized than Siebert. The reduced volume of trading starting in early 2001 is leading to consolidation in the industry in both the online and traditional brokerage business. Siebert believes that additional competitors such as banks, insurance companies, providers of online financial and information services and others will continue to be attracted to the online brokerage industry as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Some such firms are offering their services over the Internet and have devoted more resources to and have more elaborate websites than the Company. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert believes that its main competitive advantages are high quality customer service, responsiveness, cost and products offered, the breadth of product line and excellent executions.

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

     The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including training of personnel, sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisers. The SEC, self-regulatory organizations and state securities authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders or suspension or expulsion of a broker-dealer or an investment adviser, its officers or its employees. Neither the Company nor Siebert has been the subject of any such administrative proceedings.

     As a registered broker-dealer and NASD member organization, Siebert is required by Federal law to belong to the Securities Investor Protection Corporation ("SIPC") which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. The SIPC is funded through assessments on registered broker-dealers. In addition, Siebert, through it's clearing agents, has purchased from private insurers additional account protection in the event of liquidation up to the net asset value, as defined, of each account. Stocks, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

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

     The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to 20 business days. The Net Capital Rule of the NYSE also provides that equity capital may not be drawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.

     Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2002 and 2001, Siebert had net capital of $16.4 million and $20.9 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

EMPLOYEES

     As of March 20, 2003, the Company had approximately 111 employees, five of whom were corporate officers. None of the employees is represented by a union, and the Company believes that relations with its employees are good.

ITEM 2.  PROPERTIES

     Siebert currently maintains seven retail discount brokerage offices. Customers can visit the offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert's activities are conducted on the Internet or by telephone and mail.

     Siebert operates its business out of the following seven leased offices:

                                                      Approximate          Expiration Date of
                                                    Office Area in               Current               Renewal
LOCATION                                              SQUARE FEET                 LEASE                 TERMS
--------                                              -----------                 -----                 -----
CORPORATE HEADQUARTERS, RETAIL AND
INVESTMENT BANKING OFFICE
----------------------------------
885 Third Ave.                                           7,828                   4/30/04                 None
New York, NY  10022

RETAIL OFFICES
--------------
9693 Wilshire Boulevard
Beverly Hills, CA  90212                                 1,000               Month to Month         2 year option

4400 North Federal Highway                               1,038                   2/28/07                 None
Boca Raton, FL  33431

111 Pavonia Avenue(1)                                   11,000            6/30/05, 6/30/06 and    5 year option on a
Jersey City, NJ 07310                                                            9/30/07           portion of space

400 Fifth Avenue - South                                 1,008                   4/30/05                 None
Naples, FL  33940

240A South County Road                                    770                   12/31/03                 None
Palm Beach, FL  33480

9569 Harding Avenue                                      1,150                  12/31/03                 None
Surfside, FL  33154

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


         None.

PART  II

ITEM 5.  PRICE RANGE OF COMMON STOCK

     The Company's common stock trades on the Nasdaq Stock Market under the symbol "SIEB". The high and low sales prices of the Company's common stock reported by Nasdaq during the following calendar quarters were:

                                                            HIGH         LOW

    First Quarter - 2001..........................         $6.50        $4.13

    Second Quarter - 2001.........................         $5.97        $4.00

    Third Quarter - 2001..........................         $5.05        $4.45

    Fourth Quarter - 2001.........................         $5.46        $3.73

    First Quarter - 2002..........................         $5.55        $3.80

    Second Quarter - 2002.........................         $4.70        $3.59

    Third Quarter - 2002..........................         $4.05        $2.38

    Fourth Quarter - 2002.........................         $2.98        $1.77

    January 1, 2003 - March 18, 2003..............         $2.77        $2.18

     On March 18, 2003, the closing price of the Company's common stock on the Nasdaq Stock Market was $2.49 per share and there were 164 holders of record of the Company's common stock.

DIVIDEND POLICY

     The Company paid no cash dividends to its shareholders in 2002 and 2001 and paid a dividend of $.04 per share to its shareholders on June 28, 2000. Ms. Siebert, the majority shareholder of the Company, has waived her right to receive the dividends declared by the Company to date. The Board of Directors of the Company periodically considers whether to declare dividends. In considering whether to pay such dividends, the Company's Board of Directors will review the earnings of the Company, its capital requirements, its economic forecasts and such other factors as are deemed relevant. Some portion of the Company's earnings will be retained to provide capital for the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL INFORMATION
        (In thousands except share and per share data)

                          THE FOLLOWING SELECTED FINANCIAL INFORMATION
                          SHOULD BE READ IN CONJUNCTION WITH THE
                          COMPANY'S CONSOLIDATED FINANCIAL
                          STATEMENTS AND THE RELATED NOTES THERETO.

                                                           2002         2001          2000          1999          1998
                                                           ----         ----          ----          ----          ----
Income statement data:
Total Revenues....................................         $ 24,104      $32,020       $44,341       $36,118       $30,491
Net (loss) income.................................         $(1,633)       $2,488       $ 7,999        $4,603       $ 4,313

Net income per share of common stock
         Basic....................................          $(0.07)        $0.11         $0.35         $0.20         $0.20
         Diluted..................................          $(0.07)        $0.11         $0.34         $0.20         $0.19

Weighted average shares outstanding (basic).......       22,403,990   22,438,719    22,886,100    22,725,452    21,598,406
Weighted average shares outstanding (diluted).....       22,403,990   22,698,934    23,265,897    23,238,100    22,241,860

Statement of financial condition data (at year-end):

   Total assets...................................          $40,451       42,129       $41,428       $32,305       $21,494
   Total liabilities excluding subordinated borrowings      $ 4,784       $4,829       $ 4,744        $2,851       $ 4,194
   Subordinated borrowings to majority shareholder          $    --       $   --       $    --       $    --       $ 3,000
   Stockholders' equity...........................          $35,667      $37,300       $36,684       $29,454       $14,300

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     This discussion should be read in conjunction with the Company's audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

     The economy continued to slow down during 2002 despite the record low interest rate environment maintained by the Federal Reserve Bank. Consumer confidence continued to decline in the wake of September 11, 2001, due to increased unemployment, corporate misconduct, threat of terrorist activity and the threat of war. Consequently, trading activity and new account acquisitions slowed for the Company, as well as for the entire discount brokerage industry.

     Notwithstanding this slow down, competition continued to intensify among all types of brokerage firms, including established discount brokers and new firms entering the on-line brokerage business. Electronic trading continues to account for an increasing amount of trading activity, with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Some of these flat fee brokers, however, impose asset based charges for services such as mailing, transfers and handling exchanges which the Company does not currently impose, and also direct their executions to captive market makers. Continued competition could limit the Company's growth or even lead to a decline in the Company's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices, such as the advent of decimal pricing and the increasing use of Electronic Communications Networks, are expected to put continuing pressure on fees earned by discount brokers while increasing volatility.

     On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company's common stock. Under this program, shares are purchased from time to time, at the Company's discretion, in the open market and in private transactions. Through March 13, 2003, 590,123 shares have been purchased at an average price of $4.85 per share.

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

     Expenditures associated with the development and promotion of the Company's financial website for women, WFN, the Women's Financial Network at Siebert ("WFN"), had an adverse effect on the Company's profitability during 2002, and may continue to have an adverse effect on future profits. The Company continues to assess the operations of WFN and has taken additional steps to reduce costs. However, there can be no assurance that a sufficient number of new accounts will be generated to offset the costs or produce significant profits. In addition, in April 2002, Siebert entered into an exclusive Strategic Alliance Agreement with Intuit, Inc. to offer a joint brokerage service (the "JBS") to customers of Quicken and Quicken.com. Under this arrangement, Intuit provides the technology, marketing and content and Siebert provides certain brokerage and other services. During 2002, revenue related to the JBS was nominal and Siebert's share of expenses amounted to approximately $4.7 million, which included technology, marketing and content expenses of approximately $2.9 million and certain brokerage and other services of $380,000. In addition, Siebert separately incurred other start-up costs relating to the JBS which included an advisory fee of $1 million, legal fees of $392,000 and considerable executive staff and management resources to the start-up of the JBS. All expenses have been charged to operations in 2002.

Critical Accounting Policies

     The Company generally follows accounting policies standard in the brokerage industry and believes that its policies are appropriately reflect its financial position and results of operations. Management has identified the use of "estimates" as its critical policy. The estimates relate primarily to revenue and expense items in the normal course of business as to which the Company receives no confirmations, invoices, or other documentation, at the time the books are closed for a period. The Company uses its best judgment, based on its knowledge of revenue transactions and expenses incurred, to estimate the amount of such revenue and expenses. The Company is not aware of any material differences between the estimates used in closing its books for the last five years and the actual amounts of revenue and expenses incurred when the Company subsequently receives the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of intangibles assets, and the fair market value of intangible assets. Management believes that its estimates are reasonable.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     REVENUES. Total revenues for 2002 were $24.1 million, a decrease of $7.9 million, or 24.7%, from 2001. Commission and fee income decreased $5.8 million, or 23.0%, from the prior year to $19.3 million due to lower overall trading volume and lower commissions earned per trade. Lower per trade commissions were the result of smaller order sizes, reductions in fees from other related services caused by increased competition, and a reduction of per share order flow fees. Investment banking revenues decreased $644,000, or 30.3%, from the prior year to $1.5 million in 2002, primarily due to weaker market conditions.

     Income from the Company's investment in Siebert, Brandford, Shank & Co., LLC ("SBS") for 2002 was $1.8 million compared to income of $2.3 million for the prior year. This decrease in profits was due in part to the decreased number of municipal bond offerings managed or co-managed by SBS as interest in municipal bonds decreased and SBS' share of the municipal bond underwriting market decreased.

     Trading profits decreased $100,000, or 10.5%, from the prior year to $850,000 primarily due to decreased trading in municipal, government and corporate bonds within the Company's proprietary and riskless trading group.

     Income from interest and dividends decreased $747,000, or 54.0%, from the prior year to $638,000 primarily due to lower yields on money market funds held by the Company during 2002.

     EXPENSES. Total expenses for 2002 were $27.3 million, a decrease of $361,000, or 1.3%, from the prior year.

     Employee compensation and benefit costs decreased $2.2 million, or 19.0%, from the prior year to $9.2 million primarily due to a decrease in the number of employees and a decrease in discretionary bonuses offset, in part, by an increase in employee expenses of $170,000 due to Siebert's participation in the JBS with Intuit described above.

     Clearing and floor brokerage fees decreased $710,000, or 16.1%, from the prior year to $3.7 million due to the decreased volume of trades executed.

     Advertising and promotion expense increased $347,000, or 13.6%, from the prior year to $2.9 million. Approximately $1.6 million of total advertising and promotion expenses related directly to Siebert's participation in the JBS with Intuit.

     Communications expense decreased $427,000, or 15.6%, from the prior year, to $2.3 million primarily due lower call volumes and lower quote usage by customers, offset in part by an increase in communication expenses of $142,000 due to Siebert's participation in the JBS.

     Occupancy costs decreased $74,000, or 7.4%, from the prior year to $924,000 principally due to the termination and buyout of Siebert's lease in Freemont, California in 2001, offset in part by an increase in occupancy costs of $21,000 due to Siebert's participation in the JBS.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $2.7 million, or 47.4%, from the prior year to $8.3 million primarily due to research and development costs of $1.4 million for the development of the JBS products and certain start-up costs of $1.4 million principally for advisory and legal expenses relating to the JBS with Intuit.

     TAXES. The benefit for income taxes of $1.6 million for 2002 is a result of a loss before taxes of $3.2 million compared to net income before income tax of $4.3 million in 2001 and a provision for income taxes $1.8 million.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     REVENUES. Total revenues for 2001 were $32.0 million, a decrease of $12.3 million, or 27.8%, from 2000. Commission and fee income decreased $14.2 million, or 35.3%, from the prior year to $25.2 million due to lower overall trading volume and lower commissions earned per trade. Lower per trade commissions were the result of smaller order sizes, reductions in fees from other related services caused by increased competition from ultra low cost flat fee brokers, and a reduction of per share order flow fees. Investment banking revenues increased $392,000, or 22.7%, from the prior year to $2.1 million in 2001, primarily due to the Company's participation, as a Woman Owned Business Enterprise, in several public equity offerings and debt offerings.

     Income from the Company's investment in SBS was $2.3 million compared to the prior year's loss of $324,000.This increase in profits was due in part to the increased number of municipal bond offerings managed or co-managed by SBS as interest in Municipal Bonds increased with the decline in activity in the equity markets and SBS' share of the municipal bond underwriting market increased.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. The Company's total assets at December 31, 2002 were $40.5 million, of which, $28.8 million, or 71%, were regarded by the Company as highly liquid.

     Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2002, Siebert's regulatory net capital was $16.4 million, $16.2 million in excess of its minimum capital requirement of $250,000.

     Pursuant to the Clearing Agreement with Pershing and the JBS with Intuit, Siebert and Intuit will advance Pershing a total of $1.5 million which they are entitled to recoup from Pershing in equal installments, without interest, over the initial three years of the Clearing Agreement. In addition, Siebert and Intuit will incur one-time charges aggregating approximately $485,000 for the setup of the JBS website and related matters. Siebert and Intuit will share equally in the advance and the one-time charges. The advance to Pershing was made in January 2003. Development and marketing costs for the next 12 months for the JBS are expected to exceed revenues generated from the new accounts, which may result in losses for the Company.

     The Company also intends to acquire additional shares of its common stock pursuant to its share buy back program.

     Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to loan to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts obligated to be loaned by Siebert under the facility are reflected on the Company's balance sheet as "cash equivalents - restricted". SBS pays Siebert interest on this amount at the rate of 10% per annum. The facility expires on August 31, 2004, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS HELD FOR TRADING PURPOSES:

     Through Siebert, the Company maintains inventories in exchange-listed and Nasdaq equity securities on both a long and short basis. The fair value of all positions held by Siebert at December 31, 2002 was approximately $5.2 million in long positions. Using a hypothetical 10% increase or decrease in prices, the potential loss in fair value, respectively, could be approximately $520,000, due to the offset of change in fair value in long positions. The Company does not engage in derivative transactions, has no interest in any special purpose entity and no liabilities, contingent or otherwise, for the debt of another entity, except for Siebert's obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 10% per annum. Siebert earned interest of $120,000 from SBS in each of the years that Siebert's commitment has been outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART  III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (a)    Identification of Directors

     This information is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2003.

         (b)    Identification of Executive Officers

                NAME                      AGE       POSITION

                Muriel F. Siebert         70        Chairwoman and President

                Daniel Jacobson(1)        74        Vice Chairman

                Nicholas P. Dermigny      45        Executive Vice President and
                                                    Chief Operating Officer

                Joseph M. Ramos, Jr.      44        Executive Vice President and
                                                    Chief Financial Officer

                Daniel Iesu               43        Secretary



(1) Mr. Jacobson retired from all positions with the Company during March 2003. Mr. Jacobson served AS Vice Chairman and a director of the Company from May 1999 to March 2003. He was a partner in Richard A. Eisner & Company, LLP from June 1994 until May 1999. He is a director and chairman of the audit committee of Barnwell Industries, Inc.

     Certain information regarding each executive officer's business experience is set forth below.

     MURIEL F. SIEBERT has been Chairwoman, President and a director of Siebert since 1967 and the Company since November 8, 1996. Ms. Siebert became the first woman member of the New York Stock Exchange on December 28, 1967 and served as the first woman Superintendent of Banks of the State of New York from 1977 to 1982. She is director of the New York State Business Council and the Boy Scouts of Greater New York. She is the founder and past president of the International Woman's Forum, a member of the State of New York Commission on Judicial Nomination and on the executive committee of the Economic Club of New York.

     NICHOLAS P. DERMIGNY has been Executive Vice President and Chief Operating Officer of Siebert since joining the firm in 1989 and of the Company since November 8, 1996. Prior to 1993, he was responsible for Siebert's retail division. Mr. Dermigny became an officer and director of the Company on November 8, 1996.

     JOSEPH M. RAMOS, JR. has been Executive Vice President, Chief Financial Officer and Assistant Secretary of Siebert since February 10, 2003. From May 1999 to February 2002, Mr. Ramos served as Chief Financial Officer of A.B. Watley Group, Inc. From November 1996 to May 1999, Mr. Ramos served as Chief Financial Officer of Nikko Securities International, Inc. From September 1987 to March 1996, Mr. Ramos worked at Cantor Fitzgerald and held various accounting and management positions, the last as Chief Financial Officer of their registered broker-dealer based in Los Angeles. From October 1982 to September 1987, Mr. Ramos was an audit manager for Deloitte & Touche LLP, a public accounting firm. Mr. Ramos is a Certified Public Accountant licensed in the state of New York.

     DANIEL IESU has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days of the date of this report an evaluation was performed by the Company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation. During the period covered by this report and at the time of its filing, the Company's President was responsible for performing the functions of the Company's principal financial and accounting officer, as well as those of the Company's principal executive officer.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

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

         None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE

SIEBERT FINANCIAL CORP.
Report of Independent Auditors                                                                            F-1

Consolidated Statements of Financial Condition at December 31, 2002 and 2001                              F-2


Consolidated Statements of Operations for each of the years in the three-year period
     ended December 31, 2002                                                                              F-3

Consolidated Statements of Changes in Stockholders' Equity for each of the years
     in the three-year  period ended December 31, 2002                                                    F-4

Consolidated Statements of Cash Flows for each of the years in the three-year
     period ended December 31, 2002                                                                       F-5

Notes to Consolidated Financial Statements                                                                F-6


SIEBERT, BRANDFORD, SHANK & CO., LLC

Report of Independent Auditors                                                                            F-18

 Statements of Financial Condition at December 31, 2002 and 2001                                          F-19

 Statements of Operations for each of the years in the three-year
     period ended December 31, 2002                                                                       F-20

 Statements of Changes in Members' Capital for each of the years
     in the three-year  period ended December 31, 2002                                                    F-21

 Statements of Cash Flows for each of the years in the three-year
     period ended December 31, 2002                                                                       F-22

Notes to  Financial Statements                                                                            F-23

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Siebert Financial Corp.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and its wholly owned subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and its wholly owned subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
February 13, 2003

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                       DECEMBER 31,
                                                                                                  -----------------------
                                                                                                  2002              2001
                                                                                                  ----              ----
ASSETS
Cash and cash equivalents                                                                   $     22,498,000  $     25,670,000
Cash equivalents - restricted                                                                      1,300,000         1,300,000
Receivable from clearing broker                                                                    1,100,000         1,572,000
Securities owned, at market value                                                                  5,225,000         6,079,000
Furniture, equipment and leasehold improvements, net                                               2,616,000         1,703,000
Investment in and advances to affiliate                                                            2,748,000         2,702,000
Prepaid expenses and other assets                                                                  1,816,000           853,000
Intangibles, net                                                                                   2,302,000         2,250,000
Deferred taxes                                                                                       846,000
                                                                                            ----------------  ----------------
                                                                                            $     40,451,000  $     42,129,000
                                                                                            ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

Securities sold, not yet purchased, at market value                                         $                 $          4,000
Deferred tax liability                                                                                                 489,000
Accounts payable and accrued liabilities                                                           4,784,000         4,336,000
                                                                                            ----------------  ----------------
                                                                                                   4,784,000         4,829,000

Commitments and contingent liabilities

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 22,968,167 shares issued and 22,395,767 outstanding at December 31, 2002 and 22,932,047 shares issued and 22,389,247 shares outstanding at
   December 31, 2001                                                                                 229,000           229,000
Additional paid-in capital                                                                        17,880,000        17,796,000
Retained earnings                                                                                 20,377,000        22,010,000
Less:  572,400 at December 31, 2002 and 542,800 shares of treasury stock,
   at December 31, 2001, at cost                                                                  (2,819,000)       (2,735,000)
                                                                                            ----------------  ----------------
                                                                                                  35,667,000        37,300,000
                                                                                            ----------------  ----------------
                                                                                            $     40,451,000  $     42,129,000
                                                                                            ================  ================
                 See notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    2002              2001              2000

Revenue:
   Commissions and fees                                                     $     19,366,000   $    25,233,000  $     40,322,000
   Investment banking                                                              1,478,000         2,122,000         1,731,000
   Trading profits                                                                   850,000           950,000           713,000
   Income (loss) from equity investee                                              1,772,000         2,330,000          (324,000)
   Interest and dividends                                                            638,000         1,385,000         1,899,000
                                                                            ----------------   ---------------  ----------------
                                                                                  24,104,000        32,020,000        44,341,000
                                                                            ----------------   ---------------  ----------------

Expenses:
   Employee compensation and benefits                                              9,181,000        11,338,000        12,884,000
   Clearing fees, including floor brokerage                                        3,701,000         4,411,000         6,088,000
   Advertising and promotion                                                       2,900,000         2,553,000         2,790,000
   Communications                                                                  2,311,000         2,738,000         3,022,000
   Occupancy                                                                         924,000           998,000           778,000
   Interest                                                                            1,000            11,000            23,000
   Other general and administrative                                                8,304,000         5,634,000         4,901,000
                                                                            ----------------   ---------------  ----------------
                                                                                  27,322,000        27,683,000        30,486,000
                                                                            ----------------   ---------------  ----------------

(Loss) income before (benefit) provision for income taxes                         (3,218,000)        4,337,000        13,855,000
(Benefit) provision for income taxes                                              (1,585,000)        1,849,000         5,856,000
                                                                            ----------------   ---------------  ----------------
Net (loss) income                                                           $     (1,633,000)  $     2,488,000  $      7,999,000
                                                                             ================  ===============  ================

Net (loss) income per share of common stock - basic                                  $(0.07)            $0.11             $0.35
Net (loss) income per share of common stock - diluted                                $(0.07)            $0.11             $0.34

Weighted average shares outstanding - basic                                      22,403,990         22,438,719        22,886,100
Weighted average shares outstanding - diluted                                    22,403,990         22,698,934        23,265,897


                 See notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------
                                                                 COMMON STOCK
                                                                 ------------
                                                            NUMBER                         ADDITIONAL
                                                              OF           $.01 PAR         PAID-IN           RETAINED
                                                            SHARES           VALUE          CAPITAL           EARNINGS
                                                            ------           -----          -------           --------
BALANCE - JANUARY 1, 2000                                  22,889,687    $    228,000   $    17,582,000   $     11,644,000
Net income                                                                                                       7,999,000
Treasury share purchases
Non-cash compensation in connection with
   Restricted Stock Award Plan                                                                   40,000
Issuance of shares in connection with exercise
   of employee stock options                                   21,500           1,000            57,000                  -
Tax benefit arising from exercise of employee
   stock options                                                                                 57,000
Dividends on common stock ($.04 per share)                          -               -                 -           (121,000)
                                                        -------------    ------------   ---------------   ----------------
BALANCE - DECEMBER 31, 2000                                22,911,187         229,000        17,736,000         19,522,000
Net income                                                                                                       2,488,000
Treasury share purchases
Issuance of shares in connection with
   exercise of employee stock options                          20,860                            46,000
Tax benefit arising from exercise of employee
   stock options                                                                                 14,000
                                                        -------------    ------------   ---------------   ----------------
BALANCE - DECEMBER 31, 2001                                22,932,047         229,000        17,796,000         22,010,000
Net loss                                                                                                        (1,633,000)
Treasury share purchases
Issuance of shares in connection with
   exercise of employee stock options                          36,120                            84,000
                                                        -------------    ------------   ---------------   ----------------
BALANCE - DECEMBER 31, 2002                                22,968,167    $    229,000   $    17,880,000   $     20,377,000
                                                        =============    ============   ===============   ================


                               (Table Continued)


                                                                TREASURY STOCK
                                                                --------------
                                                             NUMBER
                                                               OF
                                                             SHARES         AMOUNT            TOTAL
                                                             ------         ------            -----
BALANCE - JANUARY 1, 2000                                                               $    29,454,000
Net income                                                                                    7,999,000
Treasury share purchases                                     148,700   $      (803,000)        (803,000)
Non-cash compensation in connection with
   Restricted Stock Award Plan                                                                   40,000
Issuance of shares in connection with exercise
   of employee stock options                                                                     58,000
Tax benefit arising from exercise of employee
   stock options                                                                                 57,000
Dividends on common stock ($.04 per share)                                                     (121,000)
                                                        ------------   ---------------  ---------------
BALANCE - DECEMBER 31, 2000                                  148,700          (803,000)      36,684,000
Net income                                                                                    2,488,000
Treasury share purchases                                     394,100        (1,932,000)      (1,932,000)
Issuance of shares in connection with
   exercise of employee stock options                                                            46,000
Tax benefit arising from exercise of employee
   stock options                                                                                 14,000
                                                        ------------   ---------------  ---------------
BALANCE - DECEMBER 31, 2001                                  542,800        (2,735,000)      37,300,000
Net loss                                                                                     (1,633,000)
Treasury share purchases                                      29,600           (84,000)         (84,000)
Issuance of shares in connection with
   exercise of employee stock options                                                            84,000
                                                        ------------   ---------------  ---------------
BALANCE - DECEMBER 31, 2002                                  572,400   $    (2,819,000) $    35,667,000
                                                        ============   ===============  ===============




                 See notes to consolidated financial statements.






CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------
                                                                                           YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------------------
                                                                                    2002                2001              2000
                                                                                    ----                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) income                                                         $    (1,633,000)   $     2,488,000   $     7,999,000
   Adjustments to reconcile net (loss) income to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                                              1,718,000          1,366,000           518,000
        (Income) loss from equity investee                                        (1,772,000)        (2,330,000)          325,000
        Non-cash compensation                                                                                              40,000
        Tax benefit of exercised employee stock options                                                  14,000            57,000
        Deferred taxes                                                            (1,335,000)          (303,000)
        Changes in operating assets and liabilities:
           Net decrease (increase) in securities owned, at market
              value                                                                  854,000            192,000        (3,618,000)
           Net change in receivable from clearing broker                             472,000         (1,448,000)        2,234,000
           (Increase) decrease in prepaid expenses and other
              assets                                                                (963,000)           543,000          (154,000)
           Net (decrease) increase in securities sold, not yet
              purchased, at market value                                              (4,000)             2,000           (48,000)
           Increase in accounts payable and accrued liabilities                      448,000            384,000         1,149,000
                                                                             ---------------    ---------------   ---------------
                Net cash (used in) provided by operating activities               (2,215,000)           908,000         8,502,000
                                                                             ---------------    ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of intangibles                                                        (1,045,000)                          (2,310,000)
   Purchase of furniture, equipment and leasehold improvements                    (1,638,000)          (331,000)       (1,629,000)
   Collection of advances made to equity investee                                     43,000                               54,000
   Distribution from equity investee                                               1,683,000            609,000          (263,000)
                                                                             ---------------    ---------------   ---------------
                Net cash (used in) provided by investing activities                 (957,000)           278,000        (4,148,000)
                                                                             ---------------    ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                                                       (84,000)        (1,932,000)         (803,000)
   Proceeds from exercise of options                                                  84,000             46,000            58,000
   Dividend on common stock                                                                                              (121,000)
                                                                             ---------------    ---------------   ----------------

                Net cash used in financing activities                                      0         (1,886,000)         (866,000)
                                                                             ---------------    ---------------   ---------------

Net (decrease) increase in cash and cash equivalents                              (3,172,000)          (700,000)        3,488,000
Cash and cash equivalents - beginning of year                                     25,670,000         26,370,000        22,882,000
                                                                             ---------------    ---------------   ---------------
Cash and cash equivalents - end of year                                      $    22,498,000    $    25,670,000   $    26,370,000
                                                                             ===============    ===============   ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for:
      Interest                                                               $         1,000    $        11,000   $        23,000
      Income taxes                                                           $       279,000    $     1,811,000   $     5,812,000

NONCASH INVESTING AND FINANCING ACTIVITIES:

   Tax benefit of employee stock options                                                        $        14,000   $        57,000
   Net deferred tax liability attributable to acquired companies                                                  $       792,000



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

       The municipal bond investment banking business is being conducted by Siebert Brandford Shank & Co., LLC ("SBS"), an investee, which is accounted for by the equity method of accounting (see Note C). The equity method provides that Siebert record its share of SBS's earnings or losses.

       In addition during 2002, management devoted a substantial amount of time and effort to develop a new strategic alliance with Intuit, Inc (See Note
       B).

[2]      SECURITIES TRANSACTIONS:

       Securities transactions, commissions, revenues and expenses are recorded on a trade date basis.

       Siebert clears all its security transactions through two unaffiliated clearing firms on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for or owe funds or securities to its customers. Those functions are performed by the clearing firms, both of which are highly capitalized.

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

[7]    USE OF ESTIMATES:

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[8]    EARNINGS PER SHARE:

       Basic earnings (loss) per share is calculated by dividing net income
       (loss) by the weighted average outstanding shares during the period. Diluted earnings (loss) per share is calculated by dividing net income
       (loss) by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 2001 and 2000 amounted to 260,215 and 379,797 additional shares, respectively, added to the basic weighted average outstanding shares of 22,438,719 and 22,886,100 in 2001 and 2000, respectively. The Company recognized a net loss for the year ended December 31, 2002. Accordingly, basic and diluted earnings per common share are the same as the effect of dilutive securities would be anti-dilutive to loss per share. Potentially dilutive securities consisting of outstanding options at December 31, 2002, 2001 and 2000 amounted to 1,855,260, 375,500 and 37,500, respectively.

[9]    INVESTMENT BANKING:

       Investment banking revenue includes gains and fees, net of syndicate expenses, arising from underwriting syndicates in which the Company participates. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

[10]   CASH EQUIVALENTS - RESTRICTED:

       Cash equivalents - restricted represents $1,300,000 of cash invested in a money market account which Siebert is obligated to lend to SBS on a subordinated basis. Any outstanding amounts under the note bear interest at 10% per annum and are repayable on August 31, 2004.

[11]   STOCK-BASED COMPENSATION:

       Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan (see Note H) had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company's net (loss) income and (loss) income per share for the years ended December 31, 2002, 2001 and 2000 would have (increased) decreased to the pro forma amounts as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                              2002              2001             2000
                                                                              ----              ----             ----
       Net (loss) income, as reported                                     $ (1,633,000)   $    2,488,000    $     7,999,000
       Stock-based employee compensation determined
          under APB 25                                                          -                -                 -
       Stock-based employee compensation determined
          under the fair value based method, net of tax effect              (1,647,000)         (271,000)          (249,000)
                                                                        ----------------  --------------    ---------------
       Pro forma net (loss) income                                        $ (3,280,000)   $    2,217,000    $     7,750,000
                                                                         ================  ==============    ===============


       Net (loss) income per share - basic:

          As reported                                                        $(.07)             $.11               $.35
          Pro forma                                                          $(.15)             $.10               $.34
       Net (loss) income per share - diluted:

          As reported                                                        $(.07)             $.11               $.34
          Pro forma                                                          $(.15)             $.10               $.33

       The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                       2002        2001

         Risk free interest rate                                       4.00%       4.98%
         Expected life of options in years                            10.00       10.00
         Expected dividend yield                                       0.00%       0.00%
         Expected volatility                                          82.00%      62.00%

         Weighted average fair value                                $  3.50     $  3.99
                                                                    =======   =========

[12]   START-UP COSTS:

       Start-up costs consist principally of advisory and legal fees and costs relating to the development and marketing of a joint brokerage service with Intuit, Inc. ( the "JBS"). In accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, start-up costs are expensed as incurred. The JBS, as further discussed in Note B, was launched in September 2002. During 2002, Siebert's share of expenses relating to the JBS amounted to approximately $4,700,000, which included technology, marketing and content expenses of $2,910,000 and certain brokerage and other services of $380,000. Siebert separately incurred other start-up costs for an advisory fee of $1,000,000 and legal fees of $392,000.

[13]   INTANGIBLES:

       Purchased intangibles are principally being amortized using the straight-line method over an estimated useful life of three years.

[14]   VALUATION OF LONG-LIVED ASSETS:

       The Company evaluates the recoverability of its long-lived assets and requires the recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the estimated future undiscounted cash flows attributable to these assets. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets' carrying value unlikely. Should impairment exist, the impairment loss would be measured based on the excess of the carrying value of the assets over the assets' fair value.

[15]   NEW ACCOUNTING STANDARDS:

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

       In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. The Company adopted SFAS No. 142 on January 1, 2002, which did not have a material impact on the Company's consolidated financial position or results of operations.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002, which did not have a material impact on the Company's consolidated financial position or results of operations.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148.

NOTE B - STRATEGIC ALLIANCE AGREEMENT AND CLEARING ARRANGEMENT

 On April 29, 2002, Siebert entered into an exclusive Strategic Alliance Agreement with Intuit, Inc. to offer a joint brokerage service (the "JBS"), with Intuit as the technology, marketing and content provider and Siebert as a broker-dealer and provider of certain brokerage and other services. The financial arrangement between Siebert and Intuit generally provides that gross revenue, as defined, generated from the JBS and incremental expenses, as defined, incurred by Siebert and Intuit be split on a 50/50 basis. The term of the agreement is for an initial period of ten years and is extended automatically for successive two-year periods unless notice of termination is given by either party. Siebert records its proportionate share of the JBS's revenue and incremental expenses on a gross basis. The JBS was launched on September 16, 2002. During 2002, revenue related to the JBS was nominal and Siebert's share of expenses amounted to approximately $4,700,000, which included technology, marketing and content expenses of $2,910,000 and certain brokerage and other services of $380,000. Siebert separately incurred other start-up costs for an advisory fee of $1,000,000 and legal fees of $392,000. These expenses were charged to operations in 2002.

 On April 30, 2002, Siebert signed a fully disclosed clearing agreement (the "Clearing Agreement") with the Pershing division of Donaldson, Lufkin, & Jenrette Securities Corporation ("Pershing"). Pursuant to the Clearing Agreement and the JBS, Siebert and Intuit will advance Pershing a total of $1,500,000, principally for software customization setup. Pershing has agreed that it shall rebate such amount to Siebert payable in three equal annual installments, without interest, over the initial three years of the Clearing Agreement, provided that if the Clearing Agreement is terminated under certain circumstances, Siebert must repay these rebated amounts to Pershing. In addition, Siebert and Intuit will incur other charges aggregating approximately $485,000 for the setup of the JBS's website and related matters. Siebert and Intuit will share equally in the advance and the other charges. The advance to Pershing was made in January 2003.

NOTE C - INVESTMENT IN AFFILIATE

In March 1997, Siebert and two individuals (the "Principals") formed SBS to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert. Siebert invested $392,000 as its share of the members' capital of SBS. SBS commenced operations on July 1, 1998.

Summarized financial data of SBS is as follows:

                                                                           2002             2001             2000
                                                                           ----             ----             ----
       Total assets                                                 $    8,944,000   $    8,351,000   $    3,413,000
       Total liabilities including subordinated liabilities of
          $1,200,000, $1,200,000 and $1,200,000                          3,404,000        2,991,000        2,807,000
       Total members' capital                                            5,541,000        5,360,000          605,000
       Total revenue                                                    13,190,000       13,968,000        5,568,000
       Net income (loss)                                                 3,616,000        4,755,000         (661,000)
       Regulatory minimum net capital requirement                          130,000          119,000          107,000

During each of 2002, 2001 and 2000, Siebert charged SBS $240,000 for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert's share of undistributed earnings from SBS amounts to $2,323,000 and $2,234,000 at December 31, 2002 and 2001, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS's available cash, the provisions of the agreement between Siebert and the principals and SBS's continued compliance with its regulatory net capital requirements.

NOTE D - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

                                                                             DECEMBER 31,
                                                                    ------------------------------
                                                                           2002             2001
                                                                           ----             ----
       Equipment                                                     $   3,562,000    $   2,179,000
       Leasehold improvements                                              484,000          536,000
       Furniture and fixtures                                              154,000          188,000
                                                                     -------------    -------------

                                                                         4,200,000        2,903,000
       Less accumulated depreciation and amortization                   (1,584,000)      (1,200,000)
                                                                     -------------    -------------


                                                                     $   2,616,000    $   1,703,000
                                                                     =============    =============


Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 amounted to $725,000, $584,000 and $402,000, respectively.

NOTE E - INTANGIBLE ASSETS, NET

In several transactions during September and October of 2000, WFN acquired the stock of WFN Women's Financial Network, Inc. ("WFNI") and HerDollar.com, Inc., respectively, companies in the development stage which had yet to commence principal operations, had no significant revenue and had assets consisting principally of websites, content and domain names, for aggregate consideration of $2,310,000 including costs. The transactions have been accounted for as purchases of assets consisting of domain name, website and content, and a non-compete agreement (the "Acquired Intangible Assets"). Related deferred tax assets attributable to net operating loss carryforwards of the acquired companies and deferred tax liabilities attributable to the excess of the statement bases of the acquired assets over their tax bases have been reflected in the accompanying consolidated financial statements as an adjustment to the carrying amount of such intangibles (see Note F).

During 2002, Siebert purchased certain retail discount brokerage accounts in two separate transactions for an aggregate cost of approximately $1,045,000.

Intangible assets consist of the following:

                                                            DECEMBER 31, 2002                   DECEMBER 31, 2001
                                                            -----------------                   -----------------
                                                        GROSS                                GROSS
                                                      CARRYING         ACCUMULATED         CARRYING        ACCUMULATED
                                                       AMOUNT         AMORTIZATION          AMOUNT         AMORTIZATION
                                                       ------         ------------          ------         ------------
     Amortizable assets:
     Website, content and non-compete               $  2,350,000      $1,708,000        $  2,350,000       $  850,000
     Retail brokerage accounts                         1,045,000         135,000
                                                    ------------      ----------        ------------       ----------
                                                    $  3,395,000      $1,843,000        $  2,350,000       $  850,000
                                                    ============      ==========        ============       ==========
     Unamortized intangible assets:
     Domain name/intellectual property              $    750,000                        $    750,000
                                                    ============                        ============
     Amortization expense                                             $ 993,000                            $  850,000
                                                                      =========                            ==========


Estimated amortization expense is as follows:

         YEAR ENDING
         DECEMBER 31,

           2003                                                  $      896,000
           2004                                                         444,000
           2005                                                         212,000
                                                                 --------------

                                                                 $    1,552,000
                                                                 ==============


NOTE F - INCOME TAXES

Income tax provision (benefit) consists of the following:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                            2002            2001            2000
                                                                            ----            ----            ----

      Federal income tax provision (benefit):

         Current                                                       $      (19,000) $    1,442,000  $    4,194,000
         Deferred                                                          (1,014,000)       (203,000)
                                                                       --------------  --------------  ---------------

                                                                           (1,033,000)      1,239,000       4,194,000
                                                                       --------------  --------------  --------------

      State and local tax provision (benefit):

         Current                                                             (231,000)        710,000       1,662,000
         Deferred                                                            (321,000)       (100,000)
                                                                       --------------  --------------  ---------------

                                                                             (552,000)        610,000       1,662,000
                                                                       --------------  --------------  --------------

      Total tax provision (benefit):
         Current                                                             (250,000)      2,152,000       5,856,000
         Deferred                                                          (1,335,000)       (303,000)
                                                                       --------------  --------------  --------------

                                                                       $   (1,585,000) $    1,849,000  $    5,856,000
                                                                       ==============  ==============  ==============






NOTE F - INCOME TAXES (CONTINUED)


A reconciliation between the income tax provision (benefit) and income taxes computed by applying the statutory Federal income tax rate to income (loss) before taxes is as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                    2002             2001              2000
                                                                                    ----             ----              ----

      Expected income tax provision (benefit) at statutory Federal
         tax rate                                                           $    (1,094,000)  $     1,475,000  $     4,711,000
      State and local taxes, net of Federal tax effect                             (241,000)          374,000        1,145,000
      Other *                                                                      (250,000)
                                                                            ---------------   ---------------  ---------------
      Income tax expense (benefit)                                          $    (1,585,000)  $     1,849,000  $     5,856,000
                                                                            ===============   ===============  ===============

      * Change in estimated  state business allocation percentage

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the tax treatments of such amounts. The principal items giving rise to deferred tax assets (liabilities) are as follows:

                                                                                  DECEMBER 31,
                                                                       --------------------------------
                                                                               2002           2001
                                                                               ----           ----

      Net operating losses                                             $    1,260,000    $    485,000
      Acquired Intangible assets                                             (616,000)       (974,000)
      Start-up costs                                                          363,000
      Furniture, equipment and leasehold improvements                        (207,000)
      Retail brokerage accounts                                                46,000
                                                                       --------------     ------------
                                                                       $      846,000     $  (489,000)
                                                                       ==============     ============

Management believes that it is more likely than not that the deferred tax asset will be realized, and therefore no valuation allowance has been provided.

Net operating loss carryforwards of $3,000,000, which include net operating loss carryforwards of WFNI of $1,115,000, expire through 2022. Utilization of the net operating loss carryforward relating to WFNI is subject to annual limitations under Section 382 of the Internal Revenue Code. During 2001, the Company realized a tax benefit of $26,000 relating to utilization of net operating loss carryforwards.

In 2001 and 2000, the Company reduced current taxes payable by $14,000 and $57,000, respectively, resulting from the deductibility of the difference between the exercise price of nonqualifying stock options granted by the Company and the market value of the stock on the dates of exercise. The tax benefit was recorded as a credit to paid-in capital.

NOTE G - STOCKHOLDERS' EQUITY

Siebert is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits.) At December 31, 2002 and 2001, Siebert had net capital of approximately $16,448,000 and $20,900,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

The principal shareholder waived her right to receive her portion of dividends declared in 2000.

The 1998 Restricted Stock Award Plan (the "Award Plan"), provides for awards of not more than 60,000 shares of the Company's common stock, subject to adjustments for stock splits, stock dividends and other changes in the Company's capitalization, to key employees, to be issued either immediately after the award or at a future date. As provided in the Award Plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by the Company for the benefit of the recipients and are paid upon lapse of the restrictions. During 1998 and 1999, the Company awarded an aggregate of 41,400 shares, net of forfeitures of 8,050 shares, under the Award Plan. The shares which vest one year from the date of grant, were valued at market value on the date of grant and are being charged to expense over the vesting periods. The Company recorded a non-cash compensation charge of $40,000 in 2000 relating to shares awarded under the Award Plan.

On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. Through December 31, 2002, 572,400 shares were purchased at an average price of $4.92.

NOTE H - OPTIONS

The Company's 1997 Stock Option Plan, as amended, (the "Plan") authorizes the grant of options to purchase up to an aggregate of 4,200,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as "Incentive Stock Options" under Section 422 of the Internal Revenue Code, as amended, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall generally be not less than the fair market value on the date of grant. No option may be granted under the Plan after December 2007. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant.


A summary of the Company's stock option transaction for the three years ended December 31, 2002 is presented below:


                                                     2002                       2001                      2000
                                            ------------------------    ---------------------      --------------------
                                                          Weighted                  Weighted                 Weighted
                                                          Average                   Average                  Average
                                                          Exercise                  Exercise                 Exercise
                                               Shares      Price        Shares       Price         Shares     Price
                                               ------      -----        ------       -----         ------     -----

Outstanding - beginning of the year            799,820    $  5.62       494,600      $  3.93       521,700   $  4.15
Granted                                      1,155,000    $  4.16       350,000      $  5.33
Forfeited                                      (63,440)   $  3.69       (23,920)     $  3.57        (5,600)  $ 22.35
Exercised                                      (36,120)   $  2.31       (20,860)     $  2.31       (21,500)  $  2.70
                                             ---------                  -------                    -------
Outstanding - end of year                    1,855,260    $  4.39       799,820      $  5.62       494,600   $  3.93
                                             =========                  =======                    =======

Exercisable at end of year                     575,660    $  3.99       309,800      $  3.32       182,250   $  3.02
                                             =========                  =======                    =======
Weighted average fair value
  of options granted                                      $  3.50                    $  3.99

The following table summarizes information related to options outstanding at December 31, 2002:

                                                 OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                                 -------------------                            -------------------
                                                                            WEIGHTED                         WEIGHTED
                RANGE                              WEIGHTED AVERAGE         AVERAGE                           AVERAGE
              EXERCISE             NUMBER              REMAINING            EXERCISE          NUMBER         EXERCISE
               PRICES            OUTSTANDING       CONTRACTUAL LIFE          PRICE         EXERCISABLE         PRICE
               ------            -----------       ----------------          -----         -----------         -----

            $ 0.00 -  2.31          15,000             9.8 Years            $  2.12
            $ 2.32 -  2.69         342,760             4.5 Years            $  2.35           333,160         $  2.34
            $ 2.70 -  5.33       1,470,000             9.1 Years            $  4.44           226,000         $  4.65
            $ 5.34 - 32.50          27,500             6.5 Years            $ 28.49            16,500         $ 28.49
                              ------------                                                -----------
            $ 0.00 - 32.50       1,855,260             8.2 Years            $  4.39           575,660         $  3.99
                              ============                                                ===========

At December 31, 2002, approximately 1,947,900 shares of the Company's common stock have been reserved for future issuance under the Plan, the Award Plan and for options granted to directors.

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

Siebert is exposed to the risk of loss on unsettled customer transactions in the event customers and other counterparties are unable to fulfill contractual obligations. Securities transactions entered into as of December 31, 2002 settled with no adverse effect on Siebert's financial condition.

NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

The Company rents office space under long-term operating leases expiring in various periods through 2007. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

         YEAR ENDING
         DECEMBER 31,                            AMOUNT

          2003                               $     892,000
          2004                                     633,000
          2005                                     330,000
          2006                                     182,000
          2007                                      84,000
                                             -------------
                                             $   2,121,000
                                             =============

Rent expense, including escalations for operating costs, amounted to approximately $844,000, $905,000 and $583,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company. The Company believes that adequate provisions have been made for such matters.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2002, 2001 and 2000.

Siebert is party to a Secured Demand Note Collateral Agreement with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. Amounts that Siebert is obligated to lend under this arrangement are reported as "cash equivalents - restricted", currently in the amount of $1,300,000. This obligation is not included in the Company's statement of financial condition because it has not been drawn down upon by SBS.

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

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              2002                                                   2001
                                              ----                                                   ----
                         FIRST        SECOND         THIRD       FOURTH        FIRST         SECOND         THIRD        FOURTH
                        QUARTER       QUARTER       QUARTER      QUARTER      QUARTER        QUARTER       QUARTER      QUARTER
                        -------       -------       -------      -------      -------        -------       -------      -------
Revenue               $6,221,000   $ 6,371,000    $5,697,000   $ 5,815,000  $  9,862,000  $ 8,555,000    $6,974,000   $ 6,629,000
Net income (loss)     $  255,000   $  (868,000)   $ (726,000)  $  (294,000) $    803,000  $ 1,031,000    $  225,000   $   429,000
Earnings per share:
   Basic                 $0.01        $(0.04)       $(0.03)      $(0.01)       $0.04          $0.04         $0.01        $0.02
   Diluted               $0.01        $(0.04)       $(0.03)      $(0.01)       $0.04          $0.04         $0.01        $0.02

                     SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York


We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2002 and 2001 and the related statements of operations, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
January 30, 2003

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.


STATEMENTS OF FINANCIAL CONDITION

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                     2002             2001
                                                                   -------           ------
 ASSETS

   Cash and cash equivalents                                   $    6,173,694    $    3,159,799
   Securities owned, at market value                                  778,876         2,065,717
   Accounts receivable                                                544,022         1,714,607
   Secured demand note                                              1,200,000         1,200,000
   Furniture, equipment and leasehold improvements, net                91,578            87,784
   Other assets                                                       156,164           123,437
                                                               --------------    --------------
                                                               $    8,944,334    $    8,351,344
                                                               ==============    ==============
LIABILITIES AND MEMBERS' CAPITAL
   Liabilities:

      Payable to broker-dealer                                 $      246,044    $        6,904
      Payable to member                                                32,972            76,350
      Accounts payable and accrued expenses                         1,924,745         1,708,165
                                                               --------------    --------------

                                                                    2,203,761         1,791,419

      Subordinated debt                                             1,200,000         1,200,000

   Members' capital                                                 5,540,573         5,359,925
                                                               --------------    --------------
                                                               $    8,944,334    $    8,351,344
                                                               ==============    ==============

SEE NOTES TO FINANCIAL STATEMENTS






STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------
                                                       2002              2001             2000
                                                 ---------------   ---------------   --------------
REVENUES:

   Investment banking                            $    12,809,840   $    13,552,953   $    5,035,926
   Trading profits                                       288,834           210,402          269,099
   Interest and other                                     91,308           204,167          263,004
                                                 ---------------   ---------------   --------------
                                                      13,189,982        13,967,522        5,568,029
                                                 ---------------   ---------------   --------------

EXPENSES:

   Employee compensation and benefits                  6,563,459         6,611,201        3,827,488
   Clearing fees                                          38,349            45,343           53,332
   Communications                                        189,414           205,287          236,663
   Occupancy                                             440,804           433,491          379,453
   Professional fees                                     398,746           319,331          167,007
   Interest                                              120,000           153,315          296,561
   General and administrative                          1,823,022         1,445,015        1,268,859
                                                 ---------------   ---------------   --------------
                                                       9,573,794         9,212,983        6,229,363
                                                 ---------------   ---------------   --------------
NET INCOME (LOSS)                                $     3,616,188   $     4,754,539   $     (661,334)
                                                 ===============   ===============   ==============


SEE NOTES TO FINANCIAL STATEMENTS





STATEMENTS OF CHANGES IN MEMBERS' CAPITAL


BALANCE - JANUARY 1, 2000                               $     1,375,992
Distributions to members                                       (109,272)
Net loss                                                       (661,334)
                                                        ---------------

BALANCE - DECEMBER 31, 2000                                     605,386
Net income                                                    4,754,539
                                                        ---------------

BALANCE - DECEMBER 31, 2001                                   5,359,925
Distributions to members                                     (3,435,540)
Net income                                                    3,616,188
                                                        ---------------


BALANCE - DECEMBER 31, 2002                             $     5,540,573
                                                        ===============


SEE NOTES TO FINANCIAL STATEMENTS





STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------------------
                                                                                    2002              2001             2000
                                                                              ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                          $     3,616,188   $     4,754,539   $      (661,334)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                  45,737            51,892            47,166
        Changes in:
           Securities owned, at market value                                        1,286,841        (2,065,717)        2,627,667
           Accounts receivable                                                      1,170,585        (1,291,449)          (63,571)
           Other assets                                                               (32,727)         (608,423)          261,801
           Receivable from/payable to member                                          (43,378)           11,118            (8,695)
           Accounts payable and accrued expenses                                      216,580           785,809           425,922
           Payable to broker-dealer                                                   239,140             6,904        (2,023,631)
                                                                              ---------------   ---------------   ---------------
              Net cash provided by operating activities                             6,498,966         1,644,673           605,325
                                                                              ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                                 (49,531)          (63,167)          (33,085)
                                                                              ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings of subordinated loans                                                                   4,000,000
   Repayments of subordinated loans                                                                  (4,000,000)       (5,000,000)
   Distributions to members                                                        (3,435,540)                           (109,272)
                                                                              ---------------   ---------------   ---------------
              Net cash used in financing activities                                (3,435,540)                0        (5,109,272)
                                                                              ---------------   ---------------   ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                3,013,895         1,581,506        (4,537,032)
Cash and cash equivalents - beginning of year                                       3,159,799         1,578,293         6,115,325
                                                                              ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                       $     6,173,694   $     3,159,799   $     1,578,293
                                                                              ===============   ===============   ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Taxes paid                                                                 $       235,297   $        34,672   $        55,090
   Interest paid                                                              $       120,000   $       153,315   $       296,561



SEE NOTES TO FINANCIAL STATEMENTS

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.


NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  ORGANIZATION AND BASIS OF PRESENTATION:

     Siebert, Brandford, Shank & Co., L.L.C. ("SBS" or the "Company") was formed on March 10, 1997 to engage in the business of tax-exempt underwriting and related trading activities. The Company qualifies as a Minority and Women's Business Enterprise in certain states.

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

[2]  SECURITIES TRANSACTIONS:

     Securities transactions, commissions, revenues and expenses are recorded on a trade date basis. Securities owned are valued at market value.

     Dividends are recorded on the ex-dividend date, and interest income is recognized on an accrual basis.

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

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.



NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002


 NOTE B - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, 2002 and 2001 consist of a Secured Demand Note Collateral Agreement, as amended, payable to Siebert, in the amount of $1,200,000, bearing interest at 10% and due August 31, 2004. Interest expense paid to Siebert for each of 2002, 2001 and 2000 amounts to $120,000.

 The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule. To the extent that such borrowing is required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,300,000 at December 31, 2002. Interest earned on the collateral amounted to approximately $31,000, $69,000 and $95,000 in 2002, 2001 and 2000, respectively.

 NOTE C - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

 Furniture, equipment and leasehold improvements consist of the following:

                                                        2002          2001

  Equipment                                         $   217,422   $    182,917
  Furniture and fixtures                                 42,690         39,398
  Leasehold improvements                                 56,851         45,117
                                                    -----------   ------------

                                                        316,963        267,432
  Less accumulated depreciation and amortization       (225,385)      (179,648)
                                                    -----------   ------------


                                                    $    91,578   $     87,784
                                                    ===========   ============


 NOTE D - NET CAPITAL

The Company is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. At December 31, 2002 and 2001, the Company had net capital of $6,288,000 and $6,056,000, respectively, which was $6,158,000 and $5,937,000, respectively, in excess of its required net capital, and its ratio of aggregate indebtedness to net capital was .31 to 1 and .29 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

Subsequent to December 31, 2002, the Company distributed $800,000 to its members.

 NOTE E - COMMITMENTS AND CONTINGENCY

The Company rents office space under long-term operating leases expiring through 2005. These leases call for base rent plus escalations for taxes and operating expenses. Future minimum base rent under these operating leases are as follows:

                       YEAR                                  AMOUNT
                       ----                                  ------

                       2003                              $    296,980
                       2004                                   145,285
                       2005                                   108,783
                                                         ------------

                                                         $    551,048
                                                         ============

Rent expense including taxes and operating expenses for 2002, 2001 and 2000 amounted to $440,804, $433,491 and $379,453, respectively.

NOTE F - OTHER

During each of 2002, 2001 and 2000, the Company was charged $240,000 by Siebert for rent and general and administrative services.

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

                                                Date:  March 28, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                     Title                                  Date

/s/ MURIEL F. SIEBERT                    Chair, President and Director          March 28, 2003
------------------------------------     (principal executive officer)
Muriel F. Siebert

/s/ NICHOLAS P. DERMIGNY                 Executive Vice President,              March 28, 2003
------------------------------------     Chief Operating Officer and
Nicholas P. Dermigny                     Director


/s/ JOSEPH M. RAMOS, JR.                 Chief Financial Officer                March 28, 2003
------------------------------------     and Assistant Secretary
JOSEPH M. RAMOS, JR.                     (principal financial and
                                          accounting officer)


/s/ PATRICIA L. FRANCY                   Director                               March 28, 2003
-------------------------------------
Patricia L. Francy

/s/ LEONARD M. LEIMAN                    Director                               March 28, 2003
-------------------------------------
Leonard M. Leiman

/s/ JANE H. MACON                        Director                               March 28, 2003
-------------------------------------
Jane H. Macon

/s/ NANCY S. PETERSON                    Director                               March 28, 2003
------------------------------------
Nancy S. Peterson

                            CERTIFICATION PURSUANT TO
                        RULE 13a-14 AND 15d-14 UNDER THE
                 SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

         I, Muriel F. Siebert certify that:

(1) I have reviewed this annual report on Form 10-K of Siebert Financial Corp.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (iii) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Muriel F. Siebert                                      Date: March 28, 2003
Muriel F. Siebert
Chair and President
(principal executive officer and
principal financial and accounting officer)


                                                                  EXHIBIT INDEX


           EXHIBIT NO.                                         DESCRIPTION OF DOCUMENT

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

              10.11         Strategic  Alliance  Agreement,  dated as of April 29, 2002, by and between Intuit Inc, Muriel
                            Siebert & Co.,  Inc. and  Investment  Solutions,  Inc.  (incorporated  by reference to Siebert
                            Financial Corp.'s Form 10-Q for the quarter ended June 30, 2002.

              10.12         Fully  Disclosed  Clearing  Agreement,  dated April 30,  2002,  by and  between  the  Pershing
                            Division of Donaldson,  Lufkin and Jenrette  Securities  Corporation and Muriel Siebert & Co.,
                            Inc.  (incorporated by reference to Siebert  Financial Corp.'s Form 10-Q for the quarter ended
                            June 30, 2002.

                21          Subsidiaries of the registrant  (incorporated by reference to Siebert Financial Corp.'s Annual
                            Report on Form 10-K for the year ended December 31, 2001

                23          Consent of Independent Auditors

               99.1         Certification of Periodical Financial Report under Section 906 of Sarbenes-Oxley Act of 2002