Form 10-Q
period 2003-03-31
SIEBERT FINANCIAL CORP
filed 2003-05-15
CIK 65596

===================================================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended         March 31, 2003
                                            -----------------------------------------------------------------------

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from                                         to
                                        -------------------------------            --------------------------------

         Commission file number             0-5703
                                 ----------------------------------------------------------------------------------
                                              Siebert Financial Corp.
-------------------------------------------------------------------------------------------------------------------
                                (Exact Name of Issuer as Specified in its Charter)


            New York                                                                   11-1796714
-------------------------------                                                ------------------
(State or Other Jurisdiction of Incorporation)                           (I.R.S. Employer Identification No.)


                                       885 Third Avenue, New York, NY 10022
-------------------------------------------------------------------------------------------------------------------
                                     (Address of Principal Executive Offices)

                                                  (212) 644-2400
-------------------------------------------------------------------------------------------------------------------
                                 (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------------------------------------------
                (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No
    ------------         -----------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No   X
    ------------         -----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 6, 2003, there were 22,375,985 shares of Common Stock, par value $.01 per share, outstanding.

         Unless the context otherwise requires, the "Company" shall mean Siebert Financial Corp. and its wholly owned subsidiaries and "Siebert" shall mean Muriel Siebert & Co., Inc., a wholly owned subsidiary of the Company.

         Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and elsewhere in this document, as well as oral statements that may be made by the Company or by its officers, directors or employees acting on the Company's behalf, that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions; fluctuations in volume and prices of securities; demand for brokerage and investment banking services; competition within and without the discount brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering lower rates on commissions than the Company; the prevalence of a flat fee environment; decline in participation in equity or municipal finance underwritings; limited trading opportunities; the method of placing trades by the Company's customers; computer and telephone system failures; the level of spending by the Company on advertising and promotions; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's Securities and Exchange Commission filings.

                                          Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition


                                                                                     March 31, 2003    December 31,
                                                                                       (unaudited)         2002
                                                                                     ---------------------------------
ASSETS
Cash and cash equivalents                                                                $19,772,000      $22,498,000
Cash equivalents - restricted                                                              1,300,000        1,300,000
Receivable from clearing broker                                                            3,080,000        1,100,000
Securities owned, at market value                                                          5,206,000        5,225,000
Furniture, equipment and leasehold improvements, net                                       2,490,000        2,616,000
Investment in and advances to equity investee                                              3,120,000        2,748,000
Intangibles, net                                                                           3,130,000        2,302,000
Prepaid expenses and other assets                                                          1,572,000        1,816,000
Deferred tax asset                                                                         1,061,000          846,000
                                                                                     ---------------------------------
                                                                                         $40,731,000      $40,451,000
                                                                                     =================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                                                   5,417,000        4,784,000
                                                                                     ---------------------------------
                                                                                           5,417,000        4,784,000
                                                                                     ---------------------------------
Commitments and contingent liabilities

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 22,968,167 shares issued and 22,373,699 and 22,395,767 shares
outstanding at March 31, 2003 and December 31, 2002, respectively                            229,000          229,000
Additional paid-in capital                                                                17,880,000       17,880,000
Retained earnings                                                                         20,081,000       20,377,000
Less: 594,468 and 572,400 shares of treasury stock, at cost at March 31, 2003
and December 31, 2002, respectively                                                      (2,876,000)      (2,819,000)
                                                                                     ---------------------------------
                                                                                          35,314,000       35,667,000
                                                                                     ---------------------------------
                                                                                         $40,731,000      $40,451,000
                                                                                     =================================


                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                           ----------------------------------
                                                                 2003             2002
                                                           ----------------------------------
Revenues:
    Commissions and fees                                          $4,126,000      $5,225,000
    Investment banking                                               476,000         524,000
    Trading profits                                                  197,000         211,000
    Income from equity investee                                      711,000         123,000
    Interest and dividends                                            96,000         138,000
                                                           ----------------------------------
                                                                   5,606,000       6,221,000
                                                           ----------------------------------

Expenses:
    Employee compensation and benefits                             2,228,000       2,352,000
    Clearing fees, including floor brokerage                         852,000         931,000
    Advertising and promotion                                        359,000         413,000
    Communications                                                   747,000         550,000
    Occupancy                                                        264,000         237,000
    Other general and administrative                               1,667,000       1,299,000
                                                           ----------------------------------
                                                                   6,117,000       5,782,000
                                                           ----------------------------------

(Loss) income before income taxes                                  (511,000)         439,000

(Benefit) provision for income taxes                               (215,000)         184,000
                                                           ----------------------------------
Net (loss) income                                                 $(296,000)        $255,000
                                                           ==================================

Net (loss) income per share of common stock -
    Basic and Diluted                                                 $(.01)            $.01
Weighted average shares outstanding -
    Basic                                                         22,381,216      22,389,247
Weighted average shares outstanding -
    Diluted                                                       22,381,216      22,590,701





                 See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                    ----------------------------------
                                                                                          2003             2002
                                                                                    ----------------------------------
Cash flows from operating activities:
    Net (loss) income                                                                $   (296,000)         $    255,000
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Depreciation and amortization                                                      470,000               389,000
       Income from equity investee                                                       (711,000)             (123,000)
       Changes in operating assets and liabilities:
            Net decrease (increase) in securities owned, at market value                   19,000            (1,103,000)
            Net (increase) decrease in receivable from clearing broker                   (480,000)              175,000
            Decrease in prepaid expenses and other assets                                 244,000               166,000
            Net decrease in securities sold, not yet purchased, at market value                                  (4,000)
            Net change in deferred taxes                                                 (215,000)              (92,000)
            Increase (decrease) in accounts payable and accrued liabilities               633,000              (723,000)
                                                                                      ---------------------------------
       Net cash used in operating activities                                             (336,000)           (1,060,000)
                                                                                      ---------------------------------

Cash flows from investing activities:
    Purchase of furniture, equipment and leasehold improvements                           (72,000)             (105,000)
    Advance to clearing broker                                                         (1,500,000)
    Purchase of customer accounts                                                      (1,100,000)
    Net (advances) collections of advances by equity investee                             (53,000)              409,000
    Distribution from equity investee                                                     392,000
                                                                                       --------------------------------
       Net cash (used in) provided by investing activities                             (2,333,000)              304,000
                                                                                       --------------------------------

Cash flows from financing activities:

    Repurchase of common stock                                                            (57,000)
                                                                                       --------------------------------
            Net cash used in financing activities                                         (57,000)
                                                                                       --------------------------------
            Net decrease in cash and cash equivalents                                  (2,726,000)             (756,000)

Cash and cash equivalents - beginning of period                                        22,498,000            25,670,000
                                                                                       --------------------------------

Cash and cash equivalents - end of period                                            $ 19,772,000          $ 24,914,000
                                                                                     ==================================


Supplemental cash flow disclosures:
    Cash paid for:
       Income taxes                                                                  $     18,000          $    961,000



                 See notes to consolidated financial statements.

                     Siebert Financial Corp. & Subsidiaries

Notes to Consolidated Financial Statements
Three Months Ended March 31, 2003 and 2002
(Unaudited)

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

     The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Because of the nature of the Company's business, the results of any interim period are not necessarily indicative of results for a full year.

2. Stock-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, (Accounting for Stock-Based Compensation - Transition and Disclosure an amendment to FASB Statement 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company's net (loss) income and (loss) income per share for the three months ended March 31, 2003, and 2002 would have (increased) decreased to the pro forma amounts as follows:


                                                                    Three  Months Ended March 31,
                                                                    -----------------------------

                                                                         2003           2002
                                                                         ----           ----

Net (loss) income, as reported                                        $(296,000)      $255,000
Stock-based employee compensation determined
           under APB 25                                                      --             --
Stock-based employee compensation determined
           under the fair value based method, net of tax effect        (470,000)      (75,000)
                                                                       ---------      --------

Pro forma net (loss) income                                           $(766,000)      $180,000
                                                                      ==========      ========

Net (loss) income per share - basic:

           As reported                                                     $(.01)          $.01
           Pro forma                                                       $(.03)          $.01

Net (loss) income per share - diluted:

           As reported                                                     $(.01)          $.01
           Pro forma                                                       $(.03)          $.01

3. Net Capital:

     Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of March 31, 2003, Siebert had net capital of approximately $13,687,000 as compared with net capital requirements of $250,000.

4. Capital Transactions:

     On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through March 31, 2003, 594,468 shares have been purchased at an average price of $4.84 per share.

5. Option Grants:

     During the period ended March 31, 2003, the Company's Board of Directors granted options to employees of the Company to purchase an aggregate of 25,000 shares of the Company's common stock at an exercise price of $2.68, the fair market value on the date of grant. The employee options granted during the quarter vest 20% per year for five years and expire ten years from the date of grant.

6. Recent Developments

     In April 2002 Siebert entered into an exclusive Strategic Alliance Agreement with Intuit, Inc. to offer a joint brokerage service to customers of Quicken and Quicken.com. The joint brokerage service (the "JBS") was launched in September 2002. Siebert's share of organizational and start-up expenses were charged to operations in 2002 and revenues from this service during 2002 were nominal. New accounts added since inauguration of the JBS, through the first quarter of 2003, have been far below initial expectations. Charges to the operations of the Company relating to the JBS during the first quarter of 2003 were approximately $598,000, which included technology, marketing and content expenses of approximately $369,000 and certain brokerage and other services expenses of $229,000. Revenues from the JBS to the Company were nominal during the first quarter of 2003. The Company and Intuit have been discussing ways of substantially reducing ongoing costs relating to the JBS until market activity and customer interest justify a higher level of expenditures, or alternative courses of action that may be available.

7. Account Purchases:

     In January 2003 Siebert agreed to acquire certain retail discount brokerage accounts from Your Discount Broker, Inc ("YDB") for $1.1 million. These accounts, which were transferred to Siebert in March 2003, are being serviced from Siebert's Boca Raton office. As of March 31, 2003, the purchase price for the customer accounts has been recorded in "Intangibles" and is being amortized over a five-year period.


8. Siebert Brandford Shank & Co., LLC:

     Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, ("SBS") as of and for the three months ended March 31 2003 and 2002 is set forth below. Siebert holds a 49% ownership interest in SBS.

                                                                         2003            2002
                                                                         ----            ----

     Total assets                                                     $9,185,000      $14,100,000
     Total liabilities, including subordinated liabilities of
        $1,200,000                                                    $2,994,000       $9,200,000
     Total members' capital                                           $6,191,000       $4,800,000
     Total revenues                                                   $4,288,000       $2,200,000
     Net income                                                       $1,450,000         $250,000

     Siebert charged SBS $60,000 during each period for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

     Siebert's share of undistributed earnings from SBS amounted to $2,642,000 and $1,955,000 at March 31, 2003 and 2002 respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS's available cash, the provisions of the agreement between Siebert and the principals and SBS's continued compliance with its regulatory and net capital requirements.

9. Commitments and Contingent Liabilities:

     On April 30, 2002, Siebert signed a fully disclosed clearing agreement (the "Clearing Agreement") with the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing"). Pursuant to the Clearing Agreement, Siebert advanced Pershing a total of $1,500,000 in January 2003, principally for software customization setup of the JBS. Pershing has agreed that it shall rebate such amount in three equal annual installments, without interest, over the initial three years of the Clearing Agreement, provided that if the Clearing Agreement is terminated under certain circumstances, the amounts so rebated must be repaid to Pershing. Siebert believes that the advance to Pershing should be treated as an "incremental expense" that, with any related rebates, would be shared equally with Intuit under the Strategic Alliance Agreement governing the JBS. Siebert has also paid $866,000 for a Customer Relationship Management ("CRM") system purchased to service anticipated customers of the JBS. Siebert believes that this should also be an incremental expense shared equally with Intuit. Intuit has indicated that it does not agree with Siebert's positions with respect to the advance to Pershing and the cost of the CRM system. In addition, Siebert and Intuit will incur other charges aggregating approximately $485,000 for the setup of the JBS's website and related matters. Siebert and Intuit will share equally in the advance of the other charges. The amount advanced to Pershing is included in receivable from clearing broker in the Consolidated Statements of Financial Condition.

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

Business Environment

         The market was very weak in the first quarter of 2003 despite the record low interest rate environment maintained by the Federal Reserve Bank. The war in Iraq dominated headlines and the result was a lack of interest in buying stocks. Competition in the brokerage industry remains intense although many of Siebert's competitors have been consolidated or have gone out of business.

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

Recent Developments

         In January 2003 Siebert agreed to acquire certain retail discount brokerage accounts from Your Discount Broker, Inc for $1.1 million. These accounts, which were transferred to Siebert in March 2003, are being serviced from Siebert's Boca Raton office. As of March 31, 2003, the purchase price for the customer accounts has been recorded in "Intangibles" and is being amortized over a five-year period.

         As previously reported, in April 2002 Siebert entered into an exclusive Strategic Alliance Agreement with Intuit, Inc. to offer a joint brokerage service (the "JBS") to customers of Quicken and Quicken.com. The JBS was launched in September 2002. Siebert's share of organizational and start-up expenses were charged to operations in 2002 and revenues from the JBS during 2002 were nominal. New accounts added since inauguration of the JBS, through the first quarter of 2003, have been far below initial expectations. Charges to the operations of the Company relating to the JBS during the first quarter of 2003 were approximately $598,000, which included technology, marketing and content expenses of approximately $369,000 and certain brokerage and other services expenses of $229,000. Revenues from the JBS to the Company were nominal during the first quarter of 2003. The Company and Intuit have been discussing ways of substantially reducing ongoing costs relating to the JBS until market activity and customer interest justify a higher level of expenditures, or alternative courses of action that may be available.

         On April 30, 2002, Siebert signed a fully disclosed clearing agreement (the "Clearing Agreement") with the Pershing division of Donaldson, Lufkin, & Jenrette Securities Corporation ("Pershing"). Pursuant to the Clearing Agreement, Siebert advanced Pershing a total of $1.5 million in January 2003, principally for software customization setup of the JBS. Pershing has agreed that it shall rebate such amounts in three equal annual installments, without interest, over the initial three years of the Clearing Agreement, provided that if the Clearing Agreement is terminated under certain circumstances, the amount so rebated must be repaid to Pershing. Siebert believes that the advance to Pershing should be treated as an "incremental expense" that, with any related rebates, would be shared equally with Intuit under the Strategic Alliance Agreement governing the JBS. Siebert has also paid $866,000 for a Customer Relationship Management ("CRM") system purchased to service anticipated customers of the JBS. Siebert believes that this should also be an incremental expense shared equally with Intuit. Intuit has indicated that it does not agree with Siebert's positions with respect to the advance to Pershing and the cost of the CRM system. In addition, Siebert and Intuit will incur other charges aggregating approximately $485,000 for the setup of the JBS's website and related matters. Siebert and Intuit will share equally in the advance of the other charges.

         On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through March 31, 2003, 594,468 shares have been purchased at an average price of $4.84 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

Critical Accounting Policies

         The Company generally follows accounting policies standard in the brokerage industry and believes that its policies appropriately reflect its financial position and results of operations. Management has identified the use of "Estimates" as its critical accounting policy. These estimates relate primarily to revenue and expense items in the normal course of business as to which the Company receives no confirmations, invoices, or other documentation at the time the books are closed for a period. The Company uses its best judgment, based on its knowledge of these revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. The Company is not aware of any material differences between the estimates used in closing its books for the last five years and the actual amounts of revenue received and expenses incurred when the Company subsequently receives the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of tangible and intangible assets, and the fair market value of intangible assets. Management believes that its estimates are reasonable.

Results of Operations

         The Company believes that its business is performing relatively well, given the current difficult business environment for discount and online brokers. The Company had a net loss of $296,000 for the three months ended March 31, 2003. Excluding the direct expenses of approximately $598,000 and the nominal revenues attributable to the JBS, the Company would have been profitable for the three months ended March 31, 2003.

         The Company has implemented various cost reduction programs such as reducing head count and related employee expenses, reducing communication and market data costs and renegotiating of vendor contracts. The Company continues to evaluate acquisition opportunities aimed at increasing profitability and enhancing economies of scale within the Company's existing infrastructure.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         Total revenues for the three months ended March 31, 2003 were $5.6 million, a decrease of $615,000 or 10% from the same period in 2002.

         Commission and fee income for the three months ended March 31, 2003 was $4.1 million, a decrease of $1.1 million or 21% from the same period in 2002 due to lower trading volume as a result of the continued weak market conditions prevailing during the first quarter of 2003.

         Investment banking revenues for the three months ended March 31, 2003 were $476,000, a decrease of $48,000 or 9.2% from the same period in 2002 due to less activity in the new issue market.

         Income from the Company's equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest ("SBS"), for the three months ended March 31, 2003 was $711,000 compared to income of $123,000, an increase of $588,000 or 478% from the same period in 2002. This increase was due to increased activity in the municipal bond market. SBS serves as an underwriter for municipal bond offerings.

         Trading profits were $197,000 for the three months ended March 31, 2003, a decrease of $14,000 or 6.6% over the same period in 2002 due to an overall decrease in trading volume.

         Interest and dividends for the three months ended March 31, 2003 were $96,000, a decrease of $42,000 or 30.4% from the same period in 2002 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

         Total expenses for the three months ended March 31, 2003 were $6.1 million, an increase of $335,000 or 5.8% from the same period in 2002.

         Employee compensation and benefit costs for the three months ended March 31, 2003 were $2.2 million, a decrease of $124,000 or 5.3% from the same period in 2002. This decrease was primarily due to a decrease in the number of employees due to the low trading volumes and a decrease in commission payouts, offset in part by an increase in employee expenses of $88,000 due to the Company's participation in the JBS with Intuit described above.

         Clearing and floor brokerage costs for the three months ended March 31, 2003 were $852,000, a decrease of $79,000 or 8.5% from the same period in 2002 primarily due to decreased volume of trade executions, offset in part by an increase in clearing costs of $14,000 due to the Company's participation in the JBS.

         Advertising and promotion expenses for the three months ended March 31, 2003 were $359,000, a decrease of $54,000 or 13.1% from the same period in 2002 primarily due to management's decision to spend less for advertising and promotion as a result of the continued weakness in the marketplace, offset in part by an increase in advertising and promotion expenses of $54,000 due to the Company's participation in the JBS.

         Communications expense for the three months ended March 31, 2003, was $747,000, an increase of $197,000 or 35.8% from the same period in 2002 due primarily to a higher volume of call traffic and quotes and $96,000 relating to the Company's participation in the JBS.

         Occupancy costs for the three months ended March 31, 2003 were $264,000, an increase of $27,000 or 11.4% from the same period in 2002. This increase was primarily due to the month to month rental of office space in Aventura and Boca Raton, Florida, previously occupied by YDB, as part the transition of customer accounts from YDB to Siebert, as well as, an increase in occupancy cost relating to the JBS.

         Other general and administrative expenses were $1.7 million, an increase of $368,000 or 28.3% from the same period in 2002. This increase was primarily due to costs of $328,000 for the development of products relating to the JBS.

         For the three months ended March 31, 2003, there was a tax benefit of $215,000 due to the Company's loss before income tax of $511,000. For the three months ended March 31, 2002, the provision for income taxes was $184,000 due to income before taxes of $439,000.

Liquidity and Capital Resources

         The Company's assets are highly liquid, consisting generally of cash, money market funds and marketable securities. The Company's total assets at March 31, 2003 were $40.7 million. As of that date, $26.6 million, or 65%, of total assets were regarded by the Company as highly liquid.

         Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2003, Siebert's regulatory net capital was $13.7 million, $13.4 million in excess of its minimum capital requirement of $250,000.

         As described under "Recent Developments" above, Siebert and Intuit will incur other charges aggregating approximately $485,000 for the setup of the JBS's website and related matters. Siebert and Intuit will share equally in the advance of these charges.

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

Item 4.  Controls and Procedures

         The Company maintains "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in its Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the President and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

         There  have  been no  significant  changes  in the  Company's  internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K



         (a) Exhibits.

               99.1 Certification of Muriel F. Siebert of Periodical Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Joseph M. Ramos, Jr. of Periodical Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

               None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SIEBERT FINANCIAL CORP.

                                By: /s/ Muriel F. Siebert
                                    ---------------------------
                                    Muriel F. Siebert
                                    Chairwoman and President
                                    (principal executive officer)


                                Dated:  May 14, 2003


                                By: /s/  Joseph M. Ramos, Jr.
                                    ---------------------------
                                    Joseph M. Ramos, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)


                                Dated:  May  14, 2003

                                 CERTIFICATIONS

I, Muriel F. Siebert, the principal executive officer of the registrant, certify that:

1.   I have reviewed  this  quarterly  report on Form 10-Q of Siebert  Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 14, 2003          Signature: /s/ Muriel F. Siebert
                                            ---------------------
                                          Name:    Muriel F. Siebert
                                          Title:   Chairwoman and President
                                                   (principal executive officer)

I, Joseph M. Ramos, Jr., the principal financial and accounting officer of the registrant, certify that:

1.   I have reviewed  this  quarterly  report on Form 10-Q of Siebert  Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 14, 2003         Signature: /s/ Joseph M. Ramos, Jr.
                                           --------------------------
                                           Name:  Joseph M. Ramos, Jr.
                                           Title: Executive Vice President and
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer