Form 10-Q
period 2003-06-30
SIEBERT FINANCIAL CORP
filed 2003-08-18
CIK 65596

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003

Commission File No.  0-5703

Siebert Financial Corp.

(Exact name of registrant as specified in its charter)

New York	11-1796714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

885 Third Avenue, New York, NY                 10022

                                    (Address of principal executive offices)                       (Zip Code)

(212) 644-2400

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act).

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2003
Common Stock, par value $.01 per share	22,265,685

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

Siebert Financial Corp.

S.E.C. FORM 10-Q

June 30, 2003

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2003	December 31,
	(Unaudited)	2002

ASSETS
Cash and cash equivalents	$20,155,000	$22,498,000
Cash equivalents - restricted	1,300,000	1,300,000
Receivable from clearing brokers	1,979,000	1,100,000
Advance to clearing broker	1,500,000	-
Securities owned, at market value	4,433,000	5,225,000
Furniture, equipment and leasehold improvements, net	2,224,000	2,616,000
Investment in and advances to equity investee	2,809,000	2,748,000
Intangibles, net	2,846,000	2,302,000
Prepaid expenses and other assets	1,654,000	1,816,000
Deferred tax asset	1,033,000	846,000

	$39,933,000	$40,451,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	4,778,000	4,784,000

	4,778,000	4,784,000

Commitments and contingent liabilities

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,972,967 shares issued and 22,270,599 shares outstanding at June 30, 2003 and
22,968,167 shares issued and 22,395,767 shares outstanding at December 31, 2002	229,000	229,000
Additional paid-in capital	17,890,000	17,880,000
Retained earnings	20,328,000	20,377,000
Less: 702,368 and 572,400 shares of treasury stock, at cost at June 30, 2003
and December 31, 2002, respectively	(3,292,000)	(2,819,000)

	35,155,000	35,667,000

	$39,933,000	$40,451,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
		June 30,	June 30,

	2003	2002	2003	2002

Revenues:
Commissions and fees	$5,261,000	$5,072,000	$9,387,000	$10,297,000
Investment banking	242,000	278,000	718,000	802,000
Trading profits	207,000	316,000	404,000	527,000
Income from equity investee	753,000	503,000	1,464,000	625,000
Interest and dividends	148,000	202,000	243,000	340,000

	6,611,000	6,371,000	12,216,000	12,591,000

Expenses:
Employee compensation and benefits	2,201,000	2,226,000	4,429,000	4,578,000
Clearing fees, including floor brokerage	1,054,000	938,000	1,906,000	1,870,000
Advertising and promotion	304,000	682,000	664,000	1,094,000
Communications	745,000	592,000	1,492,000	1,142,000
Occupancy	296,000	224,000	560,000	461,000
Interest	5,000	-	6,000	1,000
Other general and administrative	1,579,000	3,199,000	3,245,000	4,498,000

	6,184,000	7,861,000	12,302,000	13,644,000

Income (loss) before income taxes	427,000	(1,490,000)	(86,000)	(1,053,000)

Provision (benefit) for income taxes	181,000	(622,000)	(37,000)	(440,000)

Net income (loss)	$246,000	$(868,000)	$(49,000)	$(613,000)

Net income (loss) per share of common stock -
Basic and Diluted	$.01	$(.04)	$-	$(.03)
Weighted average shares outstanding -
Basic	22,345,669	22,406,220	22,357,870	22,397,828
Weighted average shares outstanding -
Diluted	22,618,211	22,406,220	22,357,870	22,397,828

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(49,000)	$(613,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	834,000	805,000
Income from equity investee	(1,464,000)	(625,000)
Changes in operating assets and liabilities:
Net decrease in securities owned, at market value	792,000	366,000
Net (increase) decrease in receivable from clearing brokers	(879,000)	27,000
Decrease (increase) in prepaid expenses and other assets	162,000	(273,000)
Net change in deferred taxes	(187,000)	(184,000)
Decrease in accounts payable and accrued liabilities	(6,000)	(414,000)

Net cash used in operating activities	(797,000)	(911,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(127,000)	(1,070,000)
Return of deposit on equipment	241,000
Advance to clearing broker	(1,500,000)
Purchase of customer accounts	(1,100,000)	(1,000,000)
Net (advances) collections of advances by equity investee	(40,000)	1,566,000
Distribution from equity investee	1,443,000	8,000

Net cash used in investing activities	(1,083,000)	(496,000)

Cash flows from financing activities:
Proceeds from Exercise of Options	10,000	84,000
Repurchase of common stock	(473,000)	(24,000)

Net cash (used in) provided by financing activities	(463,000)	60,000

Net decrease in cash and cash equivalents	(2,343,000)	(1,347,000)

Cash and cash equivalents - beginning of period	22,498,000	25,670,000

Cash and cash equivalents - end of period	$20,155,000	$24,323,000

Supplemental cash flow disclosures:
Cash paid for:
Interest	6,000	1,000
Income taxes	$28,000	$305,000

See notes to consolidated financial statements.

  Siebert Financial Corp. & Subsidiaries Notes to Consolidated Financial Statements Six Months Ended June 30, 2003 and 2002 (Unaudited)

1.	Organization and Basis of Presentation:

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

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, (Accounting for Stock-Based Compensation - Transition and Disclosure an amendment to FASB Statement 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company's net income (loss) and net income (loss) per share for the three months and six months ended June 30, 2003 and 2002 would have (decreased) increased the pro forma amounts as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$246,000	$(868,000)	$(49,000)	$(613,000)
Stock-based employee compensation determined
under APB 25	-	-	-	-
Stock-based employee compensation determined
under the fair value based method, net of tax effect	(140,000)	(510,000)	(610,000)	(585,000)

Pro forma net income (loss)	$106,000	$(1,378,000)	(659,000)	$(1,198,000)

Net income (loss) per share - basic:

As reported	$.01	$(.03)	$-	$(.03)

Pro forma	$.01	$(.06)	$(.03)	$(.05)

Net income (loss) per share - diluted:

As reported	$.01	$(.03)	$-	$(.03)
Pro forma	$.01	$(.06)	$(.03)	$(.05)

3.	Net Capital:
Siebert is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of June 30, 2003, Siebert had net capital of approximately $15,476,000 as compared with net capital requirements of $250,000.

4.	Capital Transactions:
On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through June 30, 2003, 702,368 shares have been purchased at an average price of $4.68 per share.

5.	Option Grants:
During the six months ended June 30, 2003, the Company's Board of Directors granted options to employees of the Company to purchase an aggregate of 25,000 shares of the Company's common stock at an exercise price of $2.68, the fair market value on the date of grant. The employee options granted during the period vest 20% per year for five years and expire ten years from the date of grant.

6.	Recent Developments:
The Joint Brokerage Service ("JBS") for customers of Quicken and Quicken.com, inaugurated in 2002 under the Strategic Alliance Agreement ("Agreement") between Siebert and Intuit Inc. ("Intuit"), has produced results substantially below expectations. Revenues during the six months ended June 30, 2003 were nominal. New accounts added since inauguration of the JBS, through the second quarter of 2003, were far below initial expectations. Based on (a) reports from Intuit, (b) the costs incurred by Siebert and (c) an equal sharing of costs, the charges to the operations of the Company relating to the JBS during the three and six months ended June 30, 2003 are approximately $562,000 and $1.2 million, respectively, which includes technology, marketing and content expenses of approximately $376,000 and $746,000 for the three and six months ended June 30, 2003, respectively, and certain brokerage and other services expenses of $185,000 and $414,000 for the three and six months ended June 30, 2003, respectively. The Company and Intuit have agreed that the JBS should be terminated and ongoing costs reduced until termination can be effected.  Although all amounts for which the Company may be obligated under the Strategic Alliance Agreement have been accrued for through June 30, 2003, certain outstanding disputes over expense allocations and other issues between the Company and Intuit, including whether Intuit should bear the major financial responsibility for the Strategic Alliance, have not been resolved.

7.	Account Purchases:
In January 2003 Siebert agreed to acquire certain retail discount brokerage accounts from Your Discount Broker, Inc ("YDB") for $1.1 million. These accounts were transferred to Siebert in March 2003. The purchase price for the customer accounts is included in "Intangibles" and is being amortized over a five-year period.

8.	Siebert Brandford Shank & Co., LLC:
Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, ("SBS") as of and for the six months ended June 30, 2003 and 2002 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2003	2002

Total assets	$8,808,000	$12,192,000
Total liabilities, including subordinated liabilities of
$1,200,000	$3,225,000	$8,752,000
Total members' capital	$5,583,000	$3,439,000
Total revenues	$8,890,000	$5,514,000
Net income	$2,987,000	$1,276,000

Siebert charged SBS $120,000 for the six months ended for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert's share of undistributed earnings from SBS amounted to $2,344,000 and $1,293,000 at June 30, 2003 and 2002 respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS's available cash, the provisions of the agreement between Siebert and the principals and SBS's continued compliance with its regulatory and net capital requirements.

9.	Commitments and Contingent Liabilities:

Pursuant to the fully disclosed clearing agreement (the "Clearing Agreement") with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation), ("Pershing"), Siebert advanced to Pershing $1,500,000 in January 2003, principally for software customization setup of the JBS. Siebert has terminated the Clearing Agreement under circumstances, which Siebert believes requires the return of the advance by Pershing. This and other consequences of termination have yet to be resolved with Pershing. Siebert believes that the net costs of termination and replacement of its clearing requirements will not result in a material expense.

The Strategic Alliance Agreement with Intuit provides for "Incremental Expenses" of the JBS to be shared equally between Siebert and Intuit. Siebert believes that the advance to Pershing, net of any rebate of the advance, should be treated as an Incremental Expense. Siebert also believes that the $866,000 cost of a Customer Relationship Management system also should be treated as an Incremental Expense. Intuit has indicated that it does not agree with Siebert on these items. These and other open issues with Intuit are expected to be addressed in connection with the termination of the JBS. Other incremental charges of $485,000 relating to construction of the JBS website and related items will also be incurred and shared equally by Siebert and Intuit.

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

Business Environment

     The market has improved in the second quarter of 2003 due to the conclusion of the war in Iraq and the resulting increased interest in buying stocks. Commissions and customer trading activity had dropped in the first quarter of 2003. The Company has seen an increase in the second quarter however, and on certain days the Company has seen 100% increases from the first quarter. Competition in the brokerage industry remains intense although many of Siebert's competitors have been consolidated or have gone out of business.

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

Recent Developments

     In January 2003 Siebert agreed to acquire certain retail discount brokerage accounts from Your Discount Broker, Inc for $1.1 million. These accounts were transferred to Siebert in March 2003. The purchase price for the customer accounts is included in "Intangibles" and is being amortized over a five-year period.

     The Joint Brokerage Service ("JBS") for customers of Quicken and Quicken.com, inaugurated in 2002 under the Strategic Alliance Agreement between Siebert and Intuit Inc. ("Intuit"), has produced results substantially below expectations. Revenues during the six months ended June 30, 2003 were nominal. New accounts added since inauguration of the JBS, through the second quarter of 2003, were far below initial expectations. Based on (a) reports from Intuit, (b) the costs incurred by Siebert, and (c) an equal sharing of costs, the charges to the operations of the Company relating to the JBS during the three and six months ended June 30, 2003 are approximately $562,000 and $1.2 million for the three and six months ended June 30, 2003, respectively, which includes technology, marketing and content expenses of approximately $376,000 and $746,000, respectively, and certain brokerage and other services expenses of $185,000 and $414,000 for the three and six months ended June 30, 2003, respectively. The Company and Intuit have agreed that the JBS should be terminated and ongoing costs reduced until termination can be effected.  Although all amounts for which the Company may be obligated under the Strategic Alliance Agreement have been accrued for through June 30, 2003, certain outstanding disputes over expense allocations and other issues between the Company and Intuit, including whether Intuit should bear the major financial responsibility for the Strategic Alliance, have not been resolved.

     Pursuant to the fully disclosed clearing agreement (the "Clearing Agreement") with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation), ("Pershing"), Siebert advanced to Pershing $1,500,000 in January 2003, principally for software customization setup of the JBS. Siebert has terminated the Clearing Agreement under circumstances which Siebert believes requires the return of the advance by Pershing. This and other consequences of termination have yet to be resolved with Pershing. Siebert believes that the net costs of termination and replacement of its clearing requirements will not result in a material expense.

     The Strategic Alliance Agreement with Intuit provides for "Incremental Expenses" of the JBS to be shared equally between Siebert and Intuit. Siebert believes that the advance to Pershing, net of any rebate of the advance, should be treated as an Incremental Expense. Siebert also believes that the $866,000 cost of a Customer Relationship Management system also should be treated as an Incremental Expense. Intuit has indicated that it does not agree with Siebert on these items. These and other open issues with Intuit are expected to be addressed in connection with the termination of the JBS. Other incremental charges of $485,000 relating to construction of the JBS website and related items will also be incurred and shared equally by Siebert and Intuit.

On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through June 30, 2003, 702,368 shares have been purchased at an average price of $4.68 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

Critical Accounting Policies

     The Company follows accounting policies standard in the brokerage industry and believes that its policies appropriately reflect its financial position and results of operations. Management has identified the use of "Estimates" as its critical accounting policy. These estimates relate primarily to revenue and expense items in the normal course of business as to which the Company receives no confirmations, invoices, or other documentation at the time the books are closed for a period. The Company uses its best judgment, based on its knowledge of these revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. The Company is not aware of any material differences between the estimates used in closing its books for the last five years and the actual amounts of revenue received and expenses incurred when the Company subsequently receives the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of tangible and intangible assets, and the fair market value of intangible assets. Management believes that its estimates are reasonable.

Results of Operations

     The Company believes that its core business is performing relatively well, given the current difficult business environment for discount and online brokers. The Company had net income of $246,000 for the three months ended June 30, 2003 and a net loss $49,000 for the six months ended June 30, 2003. Excluding the direct expenses of approximately $1,051,000 and the nominal revenues attributable to the JBS, the Company would have been profitable for the six months ended June 30, 2003.

     The Company has implemented various cost reduction programs such as reducing head count and related employee expenses, reducing communication and market data costs and renegotiating of vendor contracts. The Company continues to evaluate acquisition opportunities aimed at increasing profitability and enhancing economies of scale within the Company's existing infrastructure.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Total revenues for the three months ended June 30, 2003 were $6.6 million, an increase of $240,000 or 3.8% from the same period in 2002.

     Commission and fee income for the three months ended June 30, 2003 was $5.3 million, an increase of $189,000 or 3.7% from the same period in 2002 due to higher trading volume as result of the strengthening market conditions during the second quarter of 2003.

     Investment banking revenues for the three months ended June 30, 2003 were $242,000, a decrease of $36,000 or 12.9% from the same period in 2002 due to less activity in the new issue market.

     Income from the Company's equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest ("SBS"), for the three months ended June 30, 2003 was $753,000 compared to income of $503,000, an increase of $250,000 or 49.7% from the same period in 2002. This increase was due to increased activity in the municipal bond market. SBS serves as an underwriter for municipal bond offerings.

     Trading profits were $207,000 for the three months ended June 30, 2003, a decrease of $109,000 or 34.5% over the same period in 2002 due to an overall decrease in trading margins.

      Interest and dividends for the three months ended June 30, 2003 were $148,000, a decrease of $54,000 or 26.7% from the same period in 2002 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

     Total expenses for the three months ended June 30, 2003 were $6.2 million, a decrease of $1.7 million or 21.3% from the same period in 2002.

      Employee compensation and benefit costs for the three months ended June 30, 2003 were $2.2 million, a decrease of $25,000 or 1.1% from the same period in 2002. This decrease was primarily due to a decrease in the number of employees due to the low trading volumes and a decrease in commission payouts, offset in part by an increase in employee expenses of $40,000 due to the Company's participation in the JBS with Intuit.

     Clearing and floor brokerage costs for the three months ended June 30, 2003 were $1.1 million, an increase of $116,000 or 12.4% from the same period in 2002 primarily due to increased volume of trade executions, offset in part by an increase in clearing costs of $21,000 due to the Company's participation in the JBS.

     Advertising and promotion expenses for the three months ended June 30, 2003 were $304,000, a decrease of $378,000 or 55.4% from the same period in 2002 primarily due to management's decision to spend less for advertising and promotion as a result of the continued weakness in the marketplace, offset in part by an increase in advertising and promotion expenses of $138,000 due to the Company's participation in the JBS.

     Communications expense for the three months ended June 30, 2003, was $745,000, an increase of $153,000 or 25.8% from the same period in 2002 due primarily to a higher volume of call traffic and quotes and $95,000 relating to the Company's participation in the JBS.

     Occupancy costs for the three months ended June 30, 2003 were $296,000, an increase of $72,000 or 32.1% from the same period in 2002. This increase was primarily due to the month to month rental of office space in Aventura and Boca Raton, Florida, previously occupied by YDB, as part the transition of customer accounts from YDB to Siebert, as well as, an increase in occupancy cost relating to the JBS.

     Other general and administrative expenses were $1.6 million, a decrease of $1.6 million or 50.6% from the same period in 2002. This decrease was primarily due to the expensing of non-recurring start-up costs for the JBS of an advisory fee of $1 million and legal fees of $392,000 in the three months ended June 30, 2002, offset in part by an increase of $253,000 for the development of products relating to the JBS.

     For the three months ended June 30, 2003, there was a tax provision of $181,000 due to the Company's income before income tax of $427,000. For the three months ended June 30, 2002, the benefit for income taxes was $622,000 due to loss before taxes of $1.5 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Total revenues for the six months ended June 30, 2003 were $12.2 million, a decrease of $375,000 or 3.0% from the same period in 2002.

     Commission and fee income for the six months ended June 30, 2003 was $9.4 million, a decrease of $910,000 or 8.8% from the same period in 2002 due to lower trading volume as result of the weak market conditions prevailing during the first quarter of 2003.

     Investment banking revenues for the six months ended June 30, 2003 were $718,000, a decrease of $84,000 or 10.5% from the same period in 2002 due to less activity in the new issue market.

     Income from the Company's equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest ("SBS"), for the six months ended June 30, 2003 was $1,464,000 compared to income of $625,000, an increase of $839,000 or 134.2% from the same period in 2002. This increase was due to increased activity in the municipal bond market. SBS serves as an underwriter for municipal bond offerings.

     Trading profits were $404,000 for the six months ended June 30, 2003, a decrease of $123,000 or 23.3% over the same period in 2002 due to an overall decrease in trading margins.

     Interest and dividends for the six months ended June 30, 2003 were $243,000, a decrease of $97,000 or 28.5% from the same period in 2002 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

     Total expenses for the six months ended June 30, 2003 were $12.3 million, a decrease of $1.3 million or 9.8% from the same period in 2002.

     Employee compensation and benefit costs for the six months ended June 30, 2003 were $4.4 million, a decrease of $149,000 or 3.3% from the same period in 2002. This decrease was primarily due to a decrease in the number of employees due to the low trading volumes and a decrease in commission payouts, offset in part by an increase in employee expenses of $128,000 due to the Company's participation in the JBS with Intuit.

     Clearing and floor brokerage costs for the six months ended June 30, 2003 were $1.9 million, an increase of $36,000 or 1.9% from the same period in 2002 primarily due to increased volume of trade executions, offset in part by an increase in clearing costs of $36,000 due to the Company's participation in the JBS.

     Advertising and promotion expenses for the six months ended June 30, 2003 were $664,000, a decrease of $430,000 or 39.3% from the same period in 2002 primarily due to management's decision to spend less for advertising and promotion as a result of the continued weakness in the marketplace, offset in part by an increase in advertising and promotion expenses of $192,000 due to the Company's participation in the JBS.

     Communications expense for the six months ended June 30, 2003, was $1.5 million, an increase of $350,000 or 30.7% from the same period in 2002 due primarily to a higher volume of call traffic and quotes and $191,000 relating to the Company's participation in the JBS.

     Occupancy costs for the six months ended June 30, 2003 were $560,000, an increase of $99,000 or 21.5% from the same period in 2002. This increase was primarily due to the month to month rental of office space in Aventura and Boca Raton, Florida, previously occupied by YDB, as part the transition of customer accounts from YDB to Siebert, as well as, an increase in occupancy cost of $33,000 relating to the JBS.

     Other general and administrative expenses were $3.2 million, a decrease of $1.3 million or 27.9% from the same period in 2002. This decrease was primarily due to the expensing of start-up costs for an advisory fee of $1 million and legal fees of $392,000 in the six months ended June 30, 2002, offset in part by an increase of $581,000 for the development of products relating to the JBS for the six months ended June 30, 2003.

     For the six months ended June 30, 2003, there was a tax benefit of $37,000 due to the Company's loss before income tax of $86,000. For the six months ended June 30, 2002, the benefit for income taxes was $440,000 due to loss before taxes of $1.1 million.

Liquidity and Capital Resources

     The Company's assets are highly liquid, consisting generally of cash, money market funds and marketable securities. The Company's total assets at June 30, 2003 were $39.9 million. As of that date, $26.6 million, or 67%, of total assets were regarded by the Company as highly liquid.

     Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2003, Siebert's regulatory net capital was $15.5 million, $15.2 million in excess of its minimum capital requirement of $250,000.

     As described under "Recent Developments" above, Siebert and Intuit has incurred other charges aggregating approximately $485,000 for the setup of the JBS's website and related matters. Siebert and Intuit will share equally in the advance of these charges.

     The Company also intends to acquire additional shares of its common stock pursuant to its share buy back program.

     Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to lend to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts pledged by Siebert under the facility are reflected on the Company's balance sheet as "cash equivalents - restricted". SBS pays Siebert interest on this amount at the rate of 10% per annum. The facility expires on August 31, 2005, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

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

IItem 4. Controls and Procedures

           The Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings.

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on June 2, 2003. At that meeting, the following matter was voted on and received the votes indicated:

(1) Election of Directors	For	%	Withheld

Muriel F. Siebert	22,145,651	99	56,284

Nicholas P. Dermigny	22,145,651	99	56,284

Patricia L. Francy	22,190,667	99	12,268

Jane H. Macon	22,189,967	99	11,968

Leonard M. Leiman	22,145,351	99	56,284

Nancy S. Peterson	22,145,351	99	56,284

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

  Exhibits.

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K.

  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Siebert Financial Corp.

August 14, 2003	/s/ Muriel F. Siebert
Muriel F. Siebert
Chairwoman and President, (principal executive officer)

August 14, 2003	/s/ Joseph M. Ramos, Jr.
Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer (principal finanical and accounting officer)

EXHIBIT INDEX

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.