Form 10-Q
period 2003-09-30
SIEBERT FINANCIAL CORP
filed 2003-11-14
CIK 65596

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2003

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

Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 5, 2003, there were 22,257,200 shares of Common Stock, par value $.01 per share, outstanding.

Unless the context otherwise requires, the “Company” shall mean Siebert Financial Corp. and its wholly owned subsidiaries and “Siebert” shall mean Muriel Siebert & Co., Inc., a wholly owned subsidiary of the Company.

Certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this document, as well as oral statements that may be made by the Company or by its officers, directors or employees acting on the Company’s behalf, that are not statements of historical or current fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions; fluctuations in volume and prices of securities; demand for brokerage and investment banking services; competition within and without the discount brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering lower rates on commissions than the Company; the prevalence of a flat fee environment; decline in participation in equity or municipal finance underwritings; limited trading opportunities; the method of placing trades by the Company’s customers; computer and telephone system failures; the level of spending by the Company on advertising and promotions; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events.  An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company’s Securities and Exchange Commission filings.

Siebert Financial Corp.

S.E.C. FORM 10-Q

September 30, 2003

Part I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Siebert Financial Corp. & Subsidiaries Consolidated Statements of Financial Condition

	September 30, 2003 (Unaudited)	December 31, 2002

ASSETS
Cash and cash equivalents	$21,746,000	$22,498,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	1,610,000	1,100,000
Advance to clearing broker	1,500,000	—
Securities owned, at market value	3,924,000	5,225,000
Furniture, equipment and leasehold improvements, net	2,048,000	2,616,000
Investment in and advances to equity investee	3,049,000	2,748,000
Intangibles, net	2,563,000	2,302,000
Prepaid expenses and other assets Deferred tax asset	1,531,000 880,000	1,816,000 846,000
	$40,151,000	$40,451,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	4,950,000	4,784,000
	4,950,000	4,784,000

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 22,983,917 shares issued and 22,262,114 shares outstanding at September 30, 2003 and 22,968,167 shares issued and
22,395,767 shares outstanding at December 31, 2002	229,000	229,000
Additional paid-in capital	17,916,000	17,880,000
Retained earnings	20,444,000	20,377,000
Less: 721,803 and 572,400 shares of treasury stock, at cost
at September 30, 2003 and December 31, 2002, respectively	(3,388,000)	(2,819,000)
	35,201,000	35,667,000

	$40,151,000	$40,451,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues:
Commissions and fees	$5,256,000	$4,671,000	$14,643,000	$14,968,000
Investment banking	213,000	408,000	931,000	1,210,000
Trading profits	213,000	92,000	617,000	619,000
Income from equity investee	241,000	397,000	1,704,000	1,023,000
Interest and dividends	85,000	129,000	328,000	470,000
	6,008,000	5,697,000	18,223,000	18,290,000

Expenses:
Employee compensation and benefits	2,025,000	2,193,000	6,454,000	6,772,000
Clearing fees, including floor brokerage	1,057,000	954,000	2,963,000	2,823,000
Advertising and promotion	300,000	915,000	963,000	2,009,000
Communications	605,000	568,000	2,096,000	1,710,000
Occupancy	277,000	223,000	842,000	684,000
Interest	—	—	1,000	1,000
Other general and administrative	1,569,000	2,053,000	4,815,000	6,550,000
	5,833,000	6,906,000	18,134,000	20,549,000

Income (loss) before income taxes	175,000	(1,209,000)	89,000	(2,259,000)

Provision (benefit) for income taxes	60,000	(483,000)	22,000	(922,000)
Net income (loss)	$ 115,000	$ (726,000)	$ 67,000	$(1,337,000)

Net income (loss) per share of common stock - Basic and Diluted	$ ..01	$ (.03)	$ —	$ (.06)
Weighted average shares outstanding -
Basic	22,258,686	22,415,907	22,324,135	22,393,771
Weighted average shares outstanding -
Diluted	22,484,506	22,415,907	22,484,020	22,393,771

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$67,000	$(1,337,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,314,000	1,301,000
Income from equity investee	(1,704,000)	(1,023,000)
Changes in operating assets and liabilities:
Net decrease in securities owned, at market value	1,301,000	627,000
Net increase in receivable from clearing brokers	(510,000)	(168,000)
Decrease (increase) in prepaid expenses and other assets	285,000	(875,000)
Net decrease in securities sold, not yet purchased, at market value		(4,000)
Net Change in deferred taxes	(34,000)	(922,000)
Increase in accounts payable and accrued liabilities	166,000	346,000
Net cash provided by (used in) operating activities	885,000	(2,055,000)

Cash flows from investing activities: Purchase of furniture, equipment and leasehold improvements	(148,000)	(1,482,000)
Return of deposit on equipment	241,000
Advance to clearing broker	(1,500,000)
Purchase of customer accounts	(1,100,000)	(1,045,000)
Net (advances) collections of advances - equity investee	(40,000)	3,000
Distribution from equity investee	1,443,000	1,566,000
Net cash used in investing activities	(1,104,000)	(958,000)

Cash flows from financing activities:
Proceeds from exercise of options	36,000	84,000
Repurchase of common stock	(569,000)	(47,000)
Net cash (used in) provided by financing activities	(533,000)	37,000
Net decrease in cash and cash equivalents	(752,000)	(2,976,000)
Cash and cash equivalents - beginning of period	22,498,000	25,670,000

Cash and cash equivalents - end of period	$21,746,000	$22,694,000

Supplemental cash flow disclosures:
Cash paid for:
Interest	$1,000	$1,000
Income taxes	$61,000	$404,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

1.

Organization and Basis of Presentation:

The consolidated financial statements include the accounts of Siebert Financial Corp. (the “Company”) and its wholly owned subsidiaries Muriel Siebert & Co., Inc. (“Siebert”) and Siebert Women’s Financial Network, Inc. (“WFN”). All material intercompany balances have been eliminated. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly the Company’s financial position and results of operations, consisting of normal recurring adjustments, have been included.

The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for a full year.

2.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, (Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to SFAS 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company's net income (loss) and net income (loss) per share for the three months and nine months ended September 30, 2003 and 2002 would have (decreased) increased the pro forma amounts as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$115,000)	$(726,000)	$67,000	(1,337,000)
Stock-based employee compensation determined
under APB 25	—	—	—	—
Stock-based employee compensation determined
under the fair value based method, net of tax effect	(74,000)	(593,000)	(682,000)	(1,178,000)

Pro forma net income (loss)	$41,000	$(1,319,000)	$(615,000)	$(2,515,000)

Net income (loss) per share - basic:

As reported	$.01	$(.03)	$—	$(.06)

Pro forma	$—	$(.06)	$(.03)	$(.11)

Net income (loss) per share - diluted:

As reported	$.01	$(.03)	$—	$(.06)
Pro forma	$—	$(.06)	$(.03)	$(.11)

3.

Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.  Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined.  (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.)  As of September 30, 2003, Siebert had net capital of approximately $15,508,000 as compared with net capital requirements of $250,000.

4.

Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through September 30, 2003, 721,803 shares have been purchased at an average price of $4.69 per share.

5.

Option Grants:

During the nine months ended September 30, 2003, the Company’s Board of Directors granted options to employees of the Company to purchase an aggregate of 50,000 shares of the Company’s common stock at exercise prices ranging from $2.68 to $5.06 per share, in each case, the fair market value on the dates of grant.  The employee options granted during the period vest 20% per year for five years and expire ten years from the date of grant.

6.

Strategic Alliance Agreement

The Joint Brokerage Service (“JBS”) for customers of Quicken and Quicken.com, inaugurated in 2002 under the Strategic Alliance Agreement (“Agreement”) between Siebert and Intuit Inc. (“Intuit”), has produced results substantially below expectations. Revenues during the nine months ended September 30, 2003 were nominal. New accounts added since inauguration of the JBS, through the third quarter of 2003, were far below projections. Based on (a) reports from Intuit of costs it incurred, (b) the costs incurred by Siebert and (c) an equal sharing of costs, the charges to the operations of Siebert relating to the JBS during the three and nine months ended September 30, 2003 were approximately $386,000 and $1.6 million, respectively, which include technology, marketing and content expenses of approximately $196,000 and $942,000 for the three and nine months ended September 30, 2003, respectively, and certain brokerage and other services expenses of $190,000 and $604,000 for the three and nine months ended September 30, 2003.  Accounts payable and accrued liabilities include net amounts claimed by Intuit of $1.7 million and $1.2 million at September 30, 2003 and December 31, 2002, respectively.   The amounts charged to operations and included in accounts payable and accrued liabilities relating to the JBS are disputed by Siebert.  No new accounts are being accepted for the JBS and it is expected that the JBS will be terminated during December 2003. Siebert filed a lawsuit against Intuit in New York State Supreme Court on September 17, 2003, alleging, among other things, breach of contractual obligations; breach of fiduciary duties; misrepresentation and/or fraud and containing other claims relating to the JBS. Siebert is seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages. The lawsuit has been stayed pending a decision on a motion by Intuit to require that the dispute be submitted to arbitration. As a result, Intuit has not yet been required to respond to the lawsuit.

7.

Account Purchases:

In January 2003 Siebert acquired certain retail discount brokerage accounts from Your Discount Broker, Inc (“YDB”) for $1.1 million. These accounts were transferred to Siebert in March 2003. The purchase price for the customer accounts is included in “Intangibles” and is being amortized over a five-year period.

8.

Siebert Brandford Shank & Co., LLC:

Summarized financial data of Siebert Brandford Shank & Co., LLC,  (“SBS”) as of and for the nine months ended September 30, 2003 and 2002 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2003	2002

Total assets	$ 9,897,000	$8,766,000
Total liabilities, including subordinated liabilities of $1,200,000	$ 3,828,000	$4,754,000
Total members’ capital	$ 6,069,000	$4,012,000
Total revenues	$11,632,000	$8,850,000
Net income	$ 3,478,000	$2,087,000

Siebert charged SBS $180,000 for the nine months ended September 30, 2003 for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounted to $2,582,000 and $1,573,000 at September 30, 2003 and 2002, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory and net capital requirements.

9.

Commitments and Contingent Liabilities:

Pursuant to the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation), (“Pershing”), Siebert advanced to Pershing $1,500,000 in January 2003, principally for software customization setup of the JBS.   Siebert has terminated the Clearing Agreement under circumstances which Siebert believes require the return of the advance by Pershing, and may require damages payable by Pershing arising from Pershing’s failure to perform its contractual obligations. Pershing has expressed its belief that it is entitled to retain the advance and to receive a minimum of an additional $3 million for unreimbursed costs and as a termination fee and $5 million for lost revenues. Siebert believes the Pershing claims are without merit. As a result of the termination of the Pershing contract, those accounts cleared by Siebert through Pershing, other than the accounts of the JBS, are now cleared through National Financial Services, LLC, (“NFS”) and the JBS accounts are expected to be converted to NFS during December 2003.

The Agreement with Intuit provides for “Incremental Expenses” of the JBS to be shared equally between Siebert and Intuit. Siebert believes that the advance to Pershing, net of any rebate of the advance, should be treated as an Incremental Expense. Siebert also believes that the $866,000 cost of a Customer Relationship Management System also should be treated as an Incremental Expense. Intuit has indicated that it does not agree with Siebert on these items.  Other charges of $485,000 relating to construction of the JBS website and related items have been incurred. As a result of these and other open issues with Intuit, Siebert filed a lawsuit against Intuit on September 17, 2003. See footnote 6.

The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business.  In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Company’s audited and the unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

The market has continued to show strength in the third quarter of 2003 due to a low interest rate environment and increased business and consumer spending and the resulting increased interest in buying stocks. Commissions and customer trading activity had dropped in the first quarter of 2003. Competition in the brokerage industry remains intense and consolidation continues.

The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect the Company’s relative profitability.  In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses remain relatively fixed.  Earnings, or loss, for any period should not be considered representative of any other period.

Recent Developments

In January 2003 Siebert acquired certain retail discount brokerage accounts from Your Discount Broker, Inc (“YDB”) for $1.1 million. These accounts were transferred to Siebert in March 2003. The purchase price for the customer accounts is included in “Intangibles” and is being amortized over a five-year period. Siebert plans to consolidate YDB’s Boca Raton office with Siebert’s current Boca Raton office space during the first quarter of 2004. Siebert has consolidated YDB's Aventura office with Siebert's Surfside office in the third quarter of 2003.

The JBS for customers of Quicken and Quicken.com, inaugurated in 2002 under the  Agreement between Siebert and Intuit, has produced results substantially below expectations. Revenues during the nine months ended September 30, 2003 were nominal. New accounts added since inauguration of the joint brokerage service, through the third quarter of 2003, were far below projections. Based on (a) reports from Intuit of costs it incurred, (b) the costs incurred by Siebert and (c) an equal sharing of costs, the charges to the operations of the Company relating to the JBS during the three and nine months ended September 30, 2003 were approximately $386,000 and $1.6 million, respectively, which includes technology, marketing and content expenses of approximately $196,000 and $942,000 for the three and nine months ended September 30, 2003, respectively, and certain brokerage and other services expenses of $190,000 and $604,000 for the three and nine months ended September 30, 2003, respectively.  Accounts payable and accrued liabilities include net amounts claimed by Intuit of $1.7 million and $1.2 million at September 30, 2003 and December 31, 2002, respectively. The amounts charged to operations and included in accounts payable and accrued liabilities relating to the JBS are disputed by Siebert.  No new accounts are being accepted for the JBS and it is expected that the JBS will be terminated during December 2003. Siebert filed a lawsuit against Intuit in New York State Supreme Court on September 17, 2003, alleging, among other things, breach of contractual obligations; breach of fiduciary duties; misrepresentation and/or fraud and containing other claims relating to the JBS. Siebert is seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages. The lawsuit has been stayed pending a decision on a motion by Intuit to require that the dispute be submitted to arbitration. As a result, Intuit has not yet been required to respond to the lawsuit.

         Pursuant to the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation), (“Pershing”), Siebert advanced to Pershing $1,500,000 in January 2003, principally for software customization setup of the JBS. Siebert has terminated the Clearing Agreement under circumstances which Siebert believes require the return of the advance by Pershing, and may require damages payable by Pershing arising from Pershing’s failure to perform its contractual obligations. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of an additional $3 million for unreimbursed costs and as a termination fee and $5 million for lost revenues. Siebert believes the Pershing claims are without merit. As a result of termination of the Pershing contract, those accounts cleared by Siebert through Pershing, other than the accounts of the JBS, are now cleared through NFS and the JBS accounts are expected to be converted to NFS during December 2003.  Additionally, Siebert anticipates saving approximately $50,000 per month from operations upon the consolidation into one clearing firm.

       The Agreement with Intuit provides for “Incremental Expenses” of the JBS to be shared equally between Siebert and Intuit. Siebert believes that the advance to Pershing, net of any rebate of the advance, should be treated as an Incremental Expense. Siebert also believes that the $866,000 cost of a Customer Relationship Management System also should be treated as an Incremental Expense. Intuit has indicated that it does not agree with Siebert on those items.  Other incremental charges of $485,000 relating to construction of the JBS Web site and related items have been incurred.  As a result of these and other open issues with Intuit, Siebert filed a lawsuit against Intuit on September 17, 2003, as described above under “Recent Developments.”

On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock.  Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions.  Through September 30, 2003, 721,803 shares have been purchased at an average price of $4.69 per share.  The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

Critical Accounting Policies

The Company follows accounting policies standard in the brokerage industry and believes that its policies appropriately reflect its financial position and results of operations. Management has identified the use of “Estimates” as its critical accounting policy. These estimates relate primarily to revenue and expense items in the normal course of business as to which the Company receives no confirmations, invoices, or other documentation at the time the books are closed for a period. The Company uses its best judgment, based on its knowledge of these revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. The Company is not aware of any material differences between the estimates used in closing its books for the last five years and the actual amounts of revenue received and expenses incurred when the Company subsequently receives the actual confirmations, invoices or other documentation.  Estimates are also used in determining the useful lives of tangible and intangible assets, and the fair market value of intangible assets. Management believes that its estimates are reasonable.

Results of Operations

The Company believes that its business is performing relatively well, given the current difficult business environment for discount and online brokers. The Company had net income of $115,000 for the three months ended September 30, 2003 and net income of $67,000 for the nine months ended September 30, 2003. Included in the statement of operations for the nine months ended are direct expenses of approximately $1,546,000 and the nominal revenues attributable to the JBS.

The Company has implemented various cost reduction programs such as reducing head count and related employee expenses, reducing market data costs and renegotiating of vendor contracts. The Company continues to evaluate acquisition opportunities aimed at increasing profitability and enhancing economies of scale within the Company’s existing infrastructure.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Total revenues for the three months ended September 30, 2003 were $6.0 million, an increase of $311,000 or 5.5% from the same period in 2002.

Commission and fee income for the three months ended September 30, 2003 was $5.3 million, an increase of $585,000 or 12.5% from the same period in 2002 due to higher trading volume as result of the strengthening market conditions during the third quarter of 2003.

Investment banking revenues for the three months ended September 30, 2003 were $213,000, a decrease of $195,000 or 47.8% from the same period in 2002 due to less activity in the new issue market.

Income from the Company’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”), for the three months ended September 30, 2003 was $241,000 compared to income of $397,000, a decrease of $156,000 or 39.3% from the same period in 2002. This decrease was due to decreased activity in the municipal bond market.  SBS serves as an underwriter for municipal bond offerings.

Trading profits were $213,000 for the three months ended September 30, 2003, an increase of $121,000 or 131.5% over the same period in 2002 due to an overall increase in trading margins.

Interest and dividends for the three months ended September 30, 2003 were $85,000, a decrease of $44,000 or 34.1% from the same period in 2002 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

Total expenses for the three months ended September 30, 2003 were $5.8 million, a decrease of $1.1 million or 15.5% from the same period in 2002.

Employee compensation and benefit costs for the three months ended September 30, 2003 were $2.0 million, a decrease of $168,000 or 7.7% from the same period in 2002. This decrease was primarily due to a reduction in the number of employees to reflect trading volumes lower than experienced in past years and a decrease in commission payouts, offset in part by an increase in employee expenses of $41,000 due to the Company’s participation in the JBS with Intuit.

Clearing and floor brokerage costs for the three months ended September 30, 2003 were $1.1 million, an increase of $103,000 or 10.8% from the same period in 2002 primarily due to increased volume of trade executions, offset in part by an increase in clearing costs of $24,000 due to the Company’s participation in the JBS.

Advertising and promotion expenses for the three months ended September 30, 2003 were $300,000, a decrease of $615,000 or 67.2% from the same period in 2002 primarily due to management’s decision to spend less for advertising and promotion as a result of the continued weakness in the marketplace, offset in part by an increase in advertising and promotion expenses of $41,000 due to the Company’s participation in the JBS.

Communications expense for the three months ended September 30, 2003, was $605,000, an increase of $37,000 or 6.5% from the same period in 2002 due primarily to a higher volume of call traffic and quotes and $90,000 relating to the Company’s participation in the JBS.

Occupancy costs for the three months ended September 30, 2003 were $277,000, an increase of $54,000 or 24.2% from the same period in 2002. This increase was primarily due to the temporary rental addition of office space in Boca Raton, Florida, previously occupied by YDB, as well as an increase in occupancy cost relating to the JBS.

Other general and administrative expenses were $1.6 million, a decrease of $484,000 or 23.6% from the same period in 2002. This decrease was the result of the implementation of the Company’s cost reduction program which included decreases in equipment rental costs, placement fees, professional fees, and supply, printing, postage and repair expenses, offset in part by an increase of $177,000 for the development of products relating to the JBS.

For the three months ended September 30, 2003, the Company made a provision for taxes of $60,000 due to the Company’s income before income tax of $175,000. For the three months ended September 30, 2002, the benefit for income taxes was $483,000 due to loss before taxes of $1.2 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total revenues for the nine months ended September 30, 2003 were $18.2 million, a decrease of $67,000 or 0.4% from the same period in 2002.

Commission and fee income for the nine months ended September 30, 2003 was $14.6 million, a decrease of $325,000 or 2.2% from the same period in 2002 due to lower trading volume as result of the weak market conditions prevailing during the first quarter of 2003.

Investment banking revenues for the nine months ended September 30, 2003 were $931,000, a decrease of $279,000 or 23.1% from the same period in 2002 due to less activity in the new issue market.

Income from the Company’s equity investment in SBS, for the nine months ended September 30, 2003 was $1,704,000 compared to income of $1,023,000, an increase of $681,000 or 66.6% from the same period in 2002. This increase was due to increased activity in the municipal bond market in the first and second quarter of 2003.  SBS serves as an underwriter for municipal bond offerings.

Trading profits were $617,000 for the nine months ended September 30, 2003, a decrease of $2,000 or 0.3% over the same period in 2002.

Interest and dividends for the nine months ended September 30, 2003 were $328,000, a decrease of $142,000 or 30.2% from the same period in 2002 primarily due to slightly lower cash balances available for temporary investment coupled with lower interest rates.

Total expenses for the nine months ended September 30, 2003 were $18.1 million, a decrease of $2.4 million or 11.8% from the same period in 2002.

Employee compensation and benefit costs for the nine months ended September 30, 2003 were $6.5 million, a decrease of $318,000 or 4.7% from the same period in 2002. This decrease was primarily due to a reduction in the number of employees to reflect trading volumes lower than experienced in past years and a decrease in commission payouts, offset in part by an increase in employee expenses of $169,000 due to the Company’s participation in the JBS with Intuit.

Clearing and floor brokerage costs for the nine months ended September 30, 2003 were $3.0 million, an increase of $140,000 or 5.0% from the same period in 2002 primarily due to increased volume of trade executions, in addition to clearing costs of $60,000 due to the Company’s participation in the JBS.

Advertising and promotion expenses for the nine months ended September 30, 2003 were $963,000, a decrease of $1,046,000 or 52.1% from the same period in 2002 primarily due to management’s decision to spend less for advertising and promotion as a result of the continued weakness in the marketplace, offset in part by an increase in advertising and promotion expenses of $233,000 due to the Company’s participation in the JBS.

Communications expense for the nine months ended September 30, 2003, was $2.1 million, an increase of $386,000 or 22.6% from the same period in 2002 due primarily to a higher volume of call traffic and quotes and $281,000 relating to the Company’s participation in the JBS.

Occupancy costs for the nine months ended September 30, 2003 were $842,000, an increase of $158,000 or 23.1% from the same period in 2002. This increase was primarily due to the temporary addition of office space in Aventura and Boca Raton, Florida, previously occupied by YDB, as well as an increase in occupancy cost of $46,000 relating to the JBS.

Other general and administrative expenses were $4.8 million, a decrease of $1.7 million or 26.5% from the same period in 2002. This decrease was primarily due to the expensing of start-up costs of $1.4 in the nine months ended September 30, 2002, as well as a result of the implementation of the Company’s cost reduction program which included decreases in placement fees, professional fees, and supply and printing expenses, offset in part by an increase of $758,000 for the development of products relating to the JBS for the nine months ended September 30, 2003.

For the nine months ended September 30, 2003, the Company made a provision for taxes of $22,000 due to the Company’s income before income tax of $89,000. For the nine months ended September 30, 2002, the benefit for income taxes was $922,000 due to loss before taxes of $2.3 million.

Liquidity and Capital Resources

The Company’s assets are highly liquid, consisting generally of cash, money market funds and marketable securities.  The Company’s total assets at September 30, 2003 were $40.2 million. As of that date, $27.3 million, or 68%, of total assets were regarded by the Company as highly liquid.

Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities.  At September 30, 2003, Siebert’s regulatory net capital was $15.6 million, $15.3 million in excess of its minimum capital requirement of $250,000.

As described under “Recent Developments” above, Siebert and Intuit have incurred other charges aggregating approximately $485,000 for the setup of the JBS’s Web site and related matters. Siebert and Intuit  shared equally in these charges under the Agreement. See “Recent Developments” above concerning litigation with Intuit over the JBS and the Agreement.

            The Company also intends to acquire additional shares of its common stock pursuant to its share buy back program.

Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to lend to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis.  Amounts pledged by Siebert under the facility are reflected on the Company’s balance sheet as “cash equivalents – restricted”.  SBS pays Siebert interest on this amount at the rate of 10% per annum.  The facility expires on August 31, 2005, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

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

In the normal course of its business, Siebert enters into transactions in various financial instruments with off-balance sheet risk.  This risk includes both market and credit risk, which may be in excess of the amounts recognized in the Company’s financial statements.  Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter parties are unable to fulfill their contractual obligations.

Item 4.  Controls and Procedures

            The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

             There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SFC Third Quarter 2003

Part II - OTHER INFORMATION

Item 1.

Legal Proceedings

See Part I-Item 1 “Financial Statements-Strategic Alliance Agreement” and Part I-Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Development” with respect to the Company’s lawsuit against Intuit Inc. In addition, the Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business which in the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

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

(b)

Reports on Form 8-K.

The Company’s Current Report on Form 8-K, dated September 18, 2003, relating to the lawsuit against Intuit Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By: /s/ Muriel F. Siebert

      Muriel F. Siebert

      Chairwoman and President

      (principal executive officer)

Dated:  November 14, 2003

By: /s/ Joseph M. Ramos, Jr

      Joseph M. Ramos, Jr.

      Executive Vice President and Chief Financial Officer

      (principal financial and accounting officer)

Dated:  November 14, 2003