Form 10-K
period 2003-12-31
SIEBERT FINANCIAL CORP
filed 2004-03-30
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

The number of shares of the Registrant's outstanding Common Stock, as of March 12, 2004, was 22,224,301 shares. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003), was $11,239,684.

Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2004, incorporated by reference into Part III.

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

PART I

ITEM 1. BUSINESS

GENERAL

Siebert Financial Corp. (the "Company") is a holding company that conducts its retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation ("Siebert"). Muriel Siebert, the first woman member of the New York Stock Exchange, is the Chairwoman and President and owns approximately 89.5% of the outstanding common stock, par value $.01 per share (the "Common Stock") of the Company.

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

THE RETAIL DIVISION

DISCOUNT BROKERAGE AND RELATED SERVICES. Siebert became a discount broker on May 1, 1975, a date that would later come to be known as "May Day." Siebert believes that it has been in business and a member of The New York Stock Exchange, Inc. (the "NYSE") longer than any other discount broker. In 1998, Siebert began to offer its customers access to their accounts through SiebertNet, its Internet website. Siebert's focus in its discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including trading through a broker on the telephone, through a wireless device or via the Internet, at commissions that are substantially lower than those of full-commission firms and competitive with the national discount brokerage firms. Siebert clears its securities transactions on a fully disclosed basis through National Financial Services LLC ("NFS"), a wholly owned subsidiary of Fidelity Investments and with Pershing LLC, (formerly the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corp.).

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

Siebert's listed orders are routed in a manner intended to afford its customers the opportunity for price improvement. Through its relationship with its clearing agent and multiple market centers, Siebert can execute customer orders in all market environments. Broker assisted trades can be directed by the customer to the market center of their choice.

Siebert's over the counter orders are executed through a network of Nasdaq market makers with no single market maker executing all trades. Additionally, the firm offers customers execution services through Nasdaq's SelectNet™ and Reuters' Instinet™ systems for an additional fee. These systems give customers access to all Electronic Communication Networks listed on SelectNet and to Instinet before and after regular market hours. Siebert believes that its over the counter executions provide  the customers with the best possible opportunity for consistent price improvement. Siebert does own or have an interest with a market maker. Siebert does not make markets or take positions against cutomer orders.

Customers may also indicate online interest in buying or selling fixed income securities, including municipal bonds, corporate bonds, mortgage-backed securities, Government Sponsored Enterprises, Unit Investment Trusts or Certificates of Deposit. These transactions are executed by licensed representatives.

RETAIL CUSTOMER SERVICE. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers, at no additional charge, with personal service via toll-free access to dedicated customer support personnel and services via Siebertnet.com for all of its products and services. Customer service personnel are located in each of Siebert's branch offices. Siebert presently has retail offices in New York, New York, Jersey City, New Jersey, Boca Raton, Surfside, Palm Beach and Naples, Florida and Beverly Hills, California. Siebert uses a proprietary Customer Relationship Management System that enables representatives, no matter where located, to enter and view a customer's service requests via a secure wide area network. Siebert's telephone system permits the automatic routing of calls to the next available agent having the appropriate skill set at any of its branches.

RETIREMENT ACCOUNTS. Siebert offers customers a variety of self-directed retirement accounts for which it acts as agent on all transactions. Custodial services are provided through an affiliate of NFS and Pershing, the firm's clearing agents, which also serve as trustees for such accounts. Each IRA, SEP IRA, ROTH IRA, 401(k) and KEOGH account can be invested in mutual funds, stocks, bonds and other investments in a consolidated account.

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

INFORMATION AND COMMUNICATIONS SYSTEMS. Siebert's operations rely heavily on information processing and communications systems which are provided by Siebert's clearing agents. The system for processing securities transactions is highly automated. Registered representatives utilize personal computer workstations to access customer account information, obtain securities prices and related information and enter and confirm orders through dedicated lines to Siebert's clearing agents.

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

Siebert's communications systems include a voice system that allows calls to be answered by the next available licensed agent having the appropriate skill set for the incoming call. Data is delivered to branches via redundant cable and DSL Virtual Private Networks and backed up by a frame relay system. Call center software provides statistical reports, such as time on hold, duration of calls and the number of calls handled by each licensed agent. The vendor of the communications system monitors these systems on a twenty-four hour a day, seven day a week basis and can make software repairs remotely.

CURRENT DEVELOPMENTS

Siebert agreed to acquire certain retail discount brokerage accounts from TradeStation Securities, Inc. in May 2002. These accounts were transferred to Siebert in August 2002. Siebert agreed to acquire the retail brokerage accounts of the Boca Raton office of State Discount Brokers, Inc. in July 2002. These accounts were transferred to Siebert in October 2002. Siebert acquired certain retail discount brokerage accounts of Your Discount Broker Inc. in January 2003. These accounts were transferred to Siebert in March 2003. In February 2004, Siebert agreed to acquire certain retail discount brokerage accounts from Wall Street Discount Corp. These accounts will be transferred to Siebert in the second quarter of 2004.

The Joint Brokerage Service (“JBS”) for customers of Quicken and Quicken.com, inaugurated in 2002 under the Strategic Alliance Agreement (“Agreement”) between Siebert and Intuit Inc. (“Intuit”), produced results substantially below expectations. Revenues during the twelve months ended December 31, 2003 and 2002 were nominal. New accounts added since inauguration of the JBS, through 2003, were far below projections. Based on (a) reports from Intuit of costs it incurred, (b) the costs incurred by Siebert and (c) an equal sharing of costs, the charges to the operations of Siebert relating to the JBS during the twelve months ended December 31, 2003 and December 31, 2002 were approximately $1.9 million and $4.7 million, respectively, which consists of technology, marketing and content expenses of approximately $1.1 million and $2.9 million, respectively, and certain brokerage and other services expen ses of  $772,000 and $380,000, respectively. Siebert separately incurred other start-up costs for an advisory fee of $1 million and legal fees of $392,000, which were charged to operations in 2002. Approximately $1.8 million and $1.2 million, respectively, is included in accounts payable and accrued liabilities at December 31, 2003 and 2002. The JBS was terminated in December 2003. Siebert filed a lawsuit against Intuit in New York State Supreme Court on September 17, 2003, alleging, among other things, breach of contractual obligations; breach of fiduciary duties; misrepresentation and/or fraud and containing other claims relating to the JBS. Siebert is seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration was denied in January 2004.  Intuit has asked for reargument of the motion.

Pursuant to the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation), (“Pershing”), Siebert advanced to Pershing $1,500,000 in January 2003, principally for software customization setup of the JBS. Siebert has terminated the Clearing Agreement under circumstances, which Siebert, based on consultation with counsel, believes require the return of the advance by Pershing, and may require damages payable by Pershing arising from Pershing’s failure to perform its contractual obligations. Pershing has expressed its belief that it is entitled to retain the advance and to receive a minimum of an additional $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit.  Accounts purchased by Siebert from other firms that cleared through Pershing are now cleared through National Financial Services, LLC (“NFS”). The JBS accounts that transferred to Siebert in December 2003 were also converted to NFS.

THE CAPITAL MARKETS DIVISION

In 1991, Siebert created its Capital Markets division, which serves as a co-manager, underwriting syndicate member, or selling group member on a wide spectrum of securities offerings for corporations and Federal agencies.

Principal activities of the Capital Markets Division are investment banking and institutional equity execution services.

During 1996, Siebert formed the Siebert, Brandford, Shank division of the investment banking group to enhance the activities of Siebert's tax exempt underwriting. The operations of the Siebert, Brandford, Shank division were moved on July 1, 1998 to a newly formed entity, SBS. Two individuals, Mr. Napoleon Brandford and Ms. Suzanne F. Shank, own 51% of the equity and are entitled to 51% of the net profits of SBS and Siebert is entitled to the balance. Through its investment in SBS, Siebert has become a more significant factor in the tax exempt underwriting area, and expects to enhance its government and institutional relationships, as well as the breadth of products that can be made available to retail clients. During 2003, SBS served as the lead manager of over $2.5 billion of negotiated municipal new issues and served as a co-manager in over $62 billion of negotiated municipal new issues.

Since its inception, the Siebert, Brandford, Shank division and its successor SBS have co-managed offerings of approximately $251 billion and lead managed offerings of approximately $10.5 billion. Clients include the States of California, Texas, Washington, Ohio, Michigan and the Cities of Chicago, Detroit, Los Angeles, Houston, Dallas, Denver and St. Louis.

In addition to occupying a portion of Siebert's existing offices in New York, SBS operates out of offices in San Francisco, Seattle, Houston, Chicago, Detroit, Los Angeles, Washington, DC, San Antonio, Anchorage, Miami and Dallas.

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

REGULATION

The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The Securities and Exchange Commission (“SEC”) is the Federal agency charged with administration of the Federal securities laws. Siebert is registered as a broker-dealer with the SEC, the NYSE and the National Association of Securities Dealers ("NASD"). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which is Siebert's primary regulator with respect to financial and operational compliance. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Siebert is registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico.

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

Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2003 and 2002, Siebert had net capital of $15.4 million and $16.4 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

EMPLOYEES

As of March 5, 2004, the Company had approximately 98 employees, five of whom were corporate officers. None of the employees are represented by a union, and the Company believes that relations with its employees are good.

ITEM 2.  PROPERTIES

Siebert currently maintains seven retail discount brokerage offices. Customers can visit the offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert's activities are conducted on the Internet or by telephone and mail.

Siebert operates its business out of the following seven leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms

Corporate Headquarters, Retail and Investment Banking Office 885 Third Ave. New York, NY 10022	7,828	12/31/06	None
Retail Offices 9693 Wilshire Boulevard Beverly Hills, CA 90212	1,000	Month to Month	1 year option
4400 North Federal Highway Boca Raton, FL 33431	2,438	5/31/09	None
111 Pavonia Avenue(1) Jersey City, NJ 07310	7,768	6/30/05 and 6/30/06	5 year option on a portion of space
400 Fifth Avenue – South Naples, FL 33940	1,008	4/30/05	None
240A South County Road Palm Beach, FL 33480	770	12/31/04	None
9569 Harding Avenue Surfside, FL 33154	1,150	12/31/04	None

(1)  Certain of the Company's administrative and back office functions are performed at this location.

The Company believes that its properties are in good condition and are suitable for the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

See Part I-Item 1 “Business-Current Developments” and Part I-Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with respect to the Company’s lawsuit against Intuit Inc. which was filed in New York State Supreme Court, County of New York on September 17, 2003.

In addition, the Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business.  In the opinion of management the ultimate disposition of such lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART  II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on the Nasdaq Stock Market under the symbol "SIEB". The high and low sales prices of the Company's common stock reported by Nasdaq during the following calendar quarters were:

HIGH

LOW

First Quarter - 2002

$5.55

$3.80

Second Quarter - 2002.

$4.70

$3.59

Third Quarter - 2002

$4.05

$2.38

Fourth Quarter - 2002.

$2.98

$1.77

First Quarter - 2003

$2.77

$2.18

Second Quarter - 2003.

$5.40

$2.27

Third Quarter - 2003

$5.40

$4.13

Fourth Quarter - 2003.

$4.35

$2.50

January 1, 2004 - March 5, 2004

$4.69

$3.41

On March 5, 2004, the closing price of the Company's common stock on the Nasdaq Stock Market was $4.15 per share.  There were 155 holders of record of the Company's common stock and had more than 2,500 beneficial owners of common stock on March 5, 2004.

DIVIDEND POLICY

The Company paid no cash dividends to its shareholders in 2003 and 2002.  Ms. Siebert, the majority shareholder of the Company, has waived her right to receive the dividends declared by the Company to date. The Board of Directors of the Company periodically considers whether to declare dividends. In considering whether to pay such dividends, the Company's Board of Directors will review the earnings of the Company, its capital requirements, its economic forecasts and such other factors as are deemed relevant. Some portion of the Company's earnings will be retained to provide capital for the operation and expansion of its business.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the fourth quarter of 2003:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 2003	7,050	$4.19	728,853	271,147
November 2003	6,370	$4.08	735,223	264,777
December 2003	26,680	$3.10	761,903	238,907
Total	40,100	$3.45	761,903	238,907

____________

(1)   On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company's common stock.  Under this program, shares are purchased from time to time, at the Company's discretion, in the open market and in private transactions.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands except share and per share data)

THE FOLLOWING SELECTED FINANCIAL INFORMATION

SHOULD BE READ IN CONJUNCTION WITH THE

COMPANY'S CONSOLIDATED FINANCIAL

STATEMENTS AND THE RELATED NOTES THERETO.

2003

2002

2001

2000

1999

Income statement data:

Total Revenues

$24,696

$24,104

$32,020

$44,341

$36,118

Net income (loss)

$123

$(1,633)

$2,488

$7,999

$4,603

Net income per share of common stock

Basic

$0.01

$(0.07)

$0.11

$0.35

$0.20

Diluted

$0.01

$(0.07)

$0.11

$0.34

$0.20

Weighted average shares outstanding (basic).

22,305,369

22,403,990

22,438,719

22,886,100

22,725,452

Weighted average shares outstanding (diluted).

22,453,538

22,403,990

22,698,934

23,265,897

23,238,100

Statement of financial condition data (at year-end):

Total assets.

$40,026

40,451

$42,129

$41,428

$32,305

Total liabilities excluding subordinated borrowings

$4,891

$4,784

$4,829

$4,744

$2,851

Subordinated borrowings to majority shareholder

$        --

$        --

$        --

$        --

$        --

Stockholders' equity.

$35,135

$35,667

$37,300

$36,684

$29,454

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company's audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

The economy has improved in the last nine months of 2003 to offset the weak market conditions in the first quarter 2003. The improvement in the last nine months appears to be due in part to the continued low interest rate environment, renewed interest in the equity markets and the end of major combat in Operation Iraqi Freedom after the first quarter 2003. Consequently, trading activity increased for the Company, as well as for the entire discount brokerage industry.

Competition continued to intensify among all types of brokerage firms, including established discount brokers and new firms entering the on-line brokerage business. Electronic trading continues to account for an increasing amount of trading activity, with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Some of these flat fee brokers, however, impose fees for services such as mailing, transfers and handling exchanges which the Company does not currently impose, and also direct their executions to captive market makers. Continued competition could limit the Company's growth or even lead to a decline in the Company's customer base, which would adversely affect its results of operations. Industry-wide changes in trading practices, such as the advent of decimal pricing and the increasing use of Electronic Communications Networks, are expected to put continuing pressure on fees earned by discount brokers while increasing volatility.

On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company's common stock. Under this program, shares are purchased from time to time, at the Company's discretion, in the open market and in private transactions. Through February 29, 2004, 839,432 shares have been purchased at an average price of $4.55 per share.

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

The Joint Brokerage Service (“JBS”) for customers of Quicken and Quicken.com, inaugurated in 2002 under the Strategic Alliance Agreement (“Agreement”) between Siebert and Intuit Inc. (“Intuit”), produced results substantially below expectations. Revenues during the twelve months ended December 31, 2003 and 2002 were nominal. New accounts added since inauguration of the JBS, through 2003, were far below projections. Based on (a) reports from Intuit of costs it incurred, (b) the costs incurred by Siebert and (c) an equal sharing of costs, the charges to the operations of Siebert relating to the JBS during the twelve months ended December 31, 2003 and December 31, 2002 were approximately $1.9 million and $4.7 million, respectively, which consists of technology, marketing and content expenses of approximately $1.1 million and $2.9 million, respectively, and certain brokerage and other services expenses of  $772,000 and $380,000, respectively. Siebert separately incurred other start-up costs for an advisory fee of $1 million and legal fees of $392,000, which were charged to operations in 2002. Approximately $1.8 million and $1.2 million, respectively, is included in accounts payable and accrued liabilities at December 31, 2003 and 2002. The JBS was terminated in December 2003. Siebert filed a lawsuit against Intuit in New York State Supreme Court on September 17, 2003, alleging, among other things, breach of contractual obligations; breach of fiduciary duties; misrepresentation and/or fraud and containing other claims relating to the JBS. Siebert is seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration was denied in January 2004.  Intuit has asked for reargument of the motion.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO

YEAR ENDED DECEMBER 31, 2002

REVENUES. Total revenues for 2003 were $24.7 million, an increase of $592,000, or 2.5%, from 2002. Commission and fee income increased $1.1 million, or 5.6%, from the prior year to $20.5 million due to increased customer trading volume in the last nine months of 2003 to offset the weak market conditions in the first quarter 2003. There was a lack of interest in buying stocks in the first quarter of 2003 due to the war in Iraq. Investment banking revenues decreased $392,000, or 26.5%, from the prior year to $1.1 million in 2003, primarily due to weaker market conditions.

Income from the Company's investment in Siebert, Brandford, Shank & Co., LLC ("SBS") for 2003 was $1.9 million compared to income of $1.8 million for the prior year. This increase in profits was due in part to the increased number of municipal bond offerings managed or co-managed by SBS as interest in municipal bonds increased and SBS's share of the municipal bond underwriting market increased.

Trading profits decreased $46,000, or 5.4%, from the prior year to $804,000 primarily due to decreased trading in municipal, government and corporate bonds within the Company's proprietary and riskless trading group.

Income from interest and dividends decreased $188,000, or 29.5%, from the prior year to $450,000 primarily due to lower yields on money market funds held by the Company during 2003.

EXPENSES. Total expenses for 2003 were $24.5 million, a decrease of $2.8 million, or 10.3%, from the prior year.

Employee compensation and benefit costs decreased $459,000, or 5.0%, from the prior year to $8.7 million primarily due to a decrease in the number of employees and a decrease in discretionary bonuses offset, in part, by an increase in employee expenses of $174,000 due to Siebert's participation in the JBS with Intuit described above.

Clearing and floor brokerage fees increased $570,000, or 15.4%, from the prior year to $4.3 million due to the increased volume of trades executed.

Advertising and promotion expense decreased $1.5 million, or 53.2%, from the prior year to $1.4 million primarily due to management’s decision to spend less for advertising and promotion. Approximately $255,000 of total advertising and promotion expenses related directly to Siebert's participation in the JBS with Intuit.

Communications expense increased $527,000, or 22.8%, from the prior year, to $2.8 million primarily due to higher volume of call traffic and quotes usage by our customers and $367,000 relating to Siebert's participation in the JBS.

Occupancy costs increased $199,000, or 21.5%, from the prior year to $1.1 million principally due to the temporary rental addition of office space in Boca Raton, Florida, previously occupied by Your Discount Broker Inc. (“YDB”), as well as an increase in occupancy costs of $51,000 relating to the JBS.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $2.1 million, or 25.5%, from the prior year to $6.2 million primarily due to the expensing of non-recurring start-up costs for the JBS of an advisory fee of $1 million and legal fees of $392,000 in 2002 as well as a decrease in research and development costs relating to the JBS of $648,000 in 2003.

TAXES. The provision for income taxes of $70,000 for 2003 is a result of a income before taxes of $193,000 compared to net loss before income tax of $3.2 million in 2002 and a benefit for income taxes $1.6 million.

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

Income from the Company's investment in SBS for 2002 was $1.8 million compared to income of $2.3 million for the prior year. This decrease in profits was due in part to the decreased number of municipal bond offerings managed or co-managed by SBS as interest in municipal bonds decreased and SBS's share of the municipal bond underwriting market decreased.

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

Communications expense decreased $427,000, or 15.6%, from the prior year, to $2.3 million primarily due to lower call volumes and lower quote usage by customers, offset in part by an increase in communication expenses of $142,000 due to Siebert's participation in the JBS.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. The Company's total assets at December 31, 2003 were $40 million, of which, $27.5 million, or 69%, were regarded by the Company as highly liquid.

Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2003, Siebert's regulatory net capital was $15.4 million, $15.1 million in excess of its minimum capital requirement of $250,000.

Pursuant to the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation), (“Pershing”), Siebert advanced to Pershing $1,500,000 in January 2003, principally for software customization setup of the JBS. Siebert has terminated the Clearing Agreement under circumstances, which Siebert, based on consultation with counsel, believes require the return of the advance by Pershing, and may require damages payable by Pershing arising from Pershing’s failure to perform its contractual obligations. Pershing has expressed its belief that it is entitled to retain the advance and to receive a minimum of an additional $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit.  Accounts purchased by Siebert from other firms that cleared through Pershing are now cleared through National Financial Services, LLC (“NFS”). The JBS accounts that transferred to Siebert in December 2003 were also converted to NFS.

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

Below is a table that presents the Company's obligations and commitments at December 31, 2003:

Contractual Obligations
	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$2,142,000	$908,000	$1,178,000	$56,000	$0

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS HELD FOR TRADING PURPOSES:

Through Siebert, the Company maintains inventories in exchange-listed and Nasdaq equity securities and municipal securities on both a long and short basis. The fair value of all positions held by Siebert at December 31, 2003 was approximately $1.2 million in long positions and approximately $6,000 in short positions. Using a hypothetical 10% increase or decrease in prices, the potential gain or loss in fair value, respectively, could be approximately $120,000 and $600, respectively. The Company does not engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity, except for Siebert's obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 10% per annum. Siebert earned interest of $120,000 from SBS in each of the years that Siebert's commitment has been outstanding.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements and supplementary data required pursuant to this item beginning on page F-1 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation,  under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of Securities Exchange of 1934, as amended. Based on that evaluation, the Company's management, including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)    Identification of Directors

This information is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2004.

(b)    Identification of Executive Officers

NAME

AGE

POSITION

Muriel F. Siebert

71

Chairwoman and President

Nicholas P. Dermigny

46

Executive Vice President and

Chief Operating Officer

Ameen Esmail

46

Executive Vice President and

Director of Business Development

Joseph M. Ramos, Jr.

45

Executive Vice President and

Chief Financial Officer

Daniel Iesu

44

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

AMEEN ESMAIL has been Executive Vice President and Director of Business Development since July 3, 2003.  From 1984 to 1996, Mr. Esmail served as an Executive Vice President of Siebert.  From 1996 to 2003 Mr. Esmail worked as an independent consultant servicing the financial securities industry.  Mr. Esmail received an MBA from New York University's Stern's Graduate School of Business in 2000.

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

DANIEL IESU has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

(c)   Compliance with Section 16(a) of the Exchange Act

This information is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2004.

(d)   Code of Ethics

The Company has adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company performing similar functions.  This financial code of ethics will be posted on the Company's website.  The Internet address for the Company’s website is http://www.siebertnet.com.  The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by either filing a Form 8-K or posting such information on our website, at the address and location specified above, within five business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2004.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2004.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(b) Reports on Form 8-K

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

SIEBERT FINANCIAL CORP.

Independent Auditors' Report

F-1

Consolidated Statements of Financial Condition at December 31, 2003 and 2002

F-2

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2003

F-3

Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 2003

F-4

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003

F-5

Notes to Consolidated Financial Statements

F-6

SIEBERT, BRANDFORD, SHANK & CO., LLC

Independent Auditors' Report

F-18

Statements of Financial Condition at December 31, 2003 and 2002

F-19

Statements of Operations for each of the years in the three-year period ended December 31, 2003

F-20

Statements of Changes in Members' Capital for each of the years in the three-year period ended December 31, 2003

F-21

Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003

F-22

Notes to Financial Statements

F-23

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Siebert Financial Corp.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp.and its wholly owned subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and its wholly owned subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
February 20, 2004

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	DECEMBER 31,

	2003	2002

ASSETS
Cash and cash equivalents	$24,732,000	$22,498,000
Cash equivalents - restricted	1,300,000	1,300,000
Receivable from clearing broker	1,487,000	1,100,000
Advance to clearing broker	1,500,000
Securities owned, at market value	1,226,000	5,225,000
Furniture, equipment and leasehold improvements, net	1,863,000	2,616,000
Investment in and advances to affiliate	3,212,000	2,748,000
Prepaid expenses and other assets	1,807,000	1,816,000
Intangibles, net	2,346,000	2,302,000
Deferred taxes	553,000	846,000

	$40,026,000	$40,451,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Securities sold, not yet purchased, at market value	$6,000	$
Accounts payable and accrued liabilities	4,885,000	4,784,000

	4,891,000	4,784,000

Commitments and contingent liabilities

Stockholders' equity: Common stock, $.01 par value;
49,000,000 shares authorized, 22,983,917 shares
issued and 22,222,014 outstanding at December 31, 2003
and 22,968,167 shares issued and 22,395,767 shares
outstanding at December 31, 2002	229,000	229,000
Additional paid-in capital	17,931,000	17,880,000
Retained earnings	20,500,000	20,377,000
Less: 761,903 at December 31, 2003 and 572,400 shares of
treasury stock, at December 31, 2002, at cost	(3,525,000)	(2,819,000)

	35,135,000	35,667,000

	$40,026,000	$40,451,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

		YEAR ENDED DECEMBER 31,
	2003	2002	2001
Revenue:
Commissions and fees	$20,456,000	$19,366,000	$25,233,000
Investment banking	1,086,000	1,478,000	2,122,000
Trading profits	804,000	850,000	950,000
Income from equity investee	1,900,000	1,772,000	2,330,000
Interest and dividends	450,000	638,000	1,385,000

	24,696,000	24,104,000	32,020,000

Expenses:
Employee compensation and benefits	8,722,000	9,181,000	11,338,000
Clearing fees, including floor brokerage	4,271,000	3,701,000	4,411,000
Advertising and promotion	1,358,000	2,900,000	2,553,000
Communications	2,838,000	2,311,000	2,738,000
Occupancy	1,123,000	924,000	998,000
Interest	1,000	1,000	11,000
Other general and administrative	6,190,000	8,304,000	5,634,000

	24,503,000	27,322,000	27,683,000

Income (loss) before provision (benefit) for income taxes	193,000	(3,218,000)	4,337,000
Provision (benefit) for income taxes	70,000	(1,585,000)	1,849,000

Net income (loss)	$123,000	$(1,633,000)	$2,488,000

Net income (loss) per share of common stock - basic	$0.01	$(0.07)	$0.11
Net income (loss) per share of common stock - diluted	$0.01	$(0.07)	$0.11

Weighted average shares outstanding - basic	22,305,369	22,403,990	22,438,719
Weighted average shares outstanding - diluted	22,453,538	22,403,990	22,698,934

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	COMMON STOCK

	NUMBER OF SHARES	$.01 PAR VALUE
			ADDITIONAL PAID-IN CAPITAL
				RETAINED
				EARNINGS

BALANCE - JANUARY 1, 2001	22,911,187	$229,000	$17,736,000	$19,522,000
Net income				2,488,000
Treasury share purchases
Issuance of shares in connection with
exercise of employee stock options	20,860		46,000
Tax benefit arising from exercise of employee
stock options			14,000
BALANCE - DECEMBER 31, 2001	22,932,047	229,000	17,796,000	22,010,000
Net loss				(1,633,000)
Treasury share purchases
Issuance of shares in connection with
exercise of employee stock options	36,120		84,000
BALANCE - DECEMBER 31, 2002	22,968,167	229,000	17,880,000	20,377,000
Net income				123,000
Treasury share purchases
Issuance of shares in connection with
exercise of employee stock options	15,750		36,000
Tax benefit arising from exercise of employee
Stock options			15,000

BALANCE - DECEMBER 31, 2003	22,983,917	$229,000	$17,931,000	$20,500,000

(Table Continued)

	TREASURY STOCK

	NUMBER
	OF
	SHARES	AMOUNT	TOTAL

BALANCE - JANUARY 1, 2001	148,700	$(803,000)	36,684,000
Net income			2,488,000
Treasury share purchases	394,100	(1,932,000)	(1,932,000)
Non-cash compensation inconnection with Issuance of shares inconnection with exercise of employee stock options
			46,000
Tax benefit arising from exercise of
employee stock options			14,000

BALANCE - DECEMBER 31, 2001	542,800	(2,735,000)	37,300,000
Net loss			(1,633,000)
Treasury share purchases	29,600	(84,000)	(84,000)
Issuance of shares in connection with
exercise of employee stock options			84,000

BALANCE - DECEMBER 31, 2002	572,400	(2,819,000)	35,667,000
Net income			123,000
Treasury share purchases	189,503	(706,000)	(706,000)
Issuance of shares in connection with
exercise of employee stock options			36,000
Tax benefit arising from exercise of
employee stock options			15,000

BALANCE - DECEMBER 31, 2003	761,903	$(3,525,000)	$35,135,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$123,000	$(1,633,000)	$2,488,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
	1,778,000	1,718,000	1,366,000
Depreciation and amortization
Income from equity investee	(1,900,000)	(1,772,000)	(2,330,000)
Tax benefit of exercised employee stock options	15,000		14,000
Deferred taxes	293,000	(1,335,000)	(303,000)
Changes in:
Securities owned, at market value	3,999,000	854,000	192,000
Receivable from clearing broker	(387,000)	472,000	(1,448,000)
Prepaid expenses and other assets	9,000	(963,000)	543,000
Securities sold, not yet purchased, at market value	6,000	(4,000)	2,000
Accounts payable and accrued liabilities	101,000	448,000	384,000

Net cash provided by (used in) operating activities	4,037,000	(2,215,000)	908,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of intangibles	(1,150,000)	(1,045,000)
Return of deposit on equipment	241,000
Advance to clearing broker	(1,500,000)
Purchase of furniture, equipment and leasehold improvements	(160,000)	(1,638,000)	(331,000)
(Payment) collection of advances made to equity investee	(7,000)	43,000
Distribution from equity investee	1,443,000	1,683,000	609,000

Net cash (used in) provided by investing activities	(1,133,000)	(957,000)	278,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of treasury shares	(706,000)	(84,000)	(1,932,000)
Proceeds from exercise of options	36,000	84,000	46,000

Net cash used in financing activities	(670,000)	0	(1,886,000)

Net increase (decrease) in cash and cash equivalents	2,234,000	(3,172,000)	(700,000)
Cash and cash equivalents - beginning of year	22,498,000	25,670,000	26,370,000

Cash and cash equivalents - end of year	$24,732,000	$22,498,000	$25,670,000

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$1,000	$1,000	$11,000
Income taxes	$61,000	$279,000	$1,811,000

NONCASH INVESTING AND FINANCING ACTIVITIES:

Tax benefit of employee stock options	$15,000		$14,000

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

Siebert cleared all its security transactions through two unaffiliated clearing firms on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for or owe funds or securities to its customers. Those functions are performed by the clearing firms, which are highly capitalized. Marketable securities are valued at market value.

[3] INCOME TAXES:

The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Financial files a consolidated federal income tax return, which includes Siebert and WFN.

[4] FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Property and equipment is stated at cost and depreciation is calculated using the straight-line method over the lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the estimated useful life period of the lease.

[5] CASH EQUIVALENTS:

For purposes of reporting cash flows, cash equivalents include money market funds.

[6] ADVERTISING COSTS:

Advertising costs are charged to expense as incurred.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

[8] EARNINGS PER SHARE:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding shares during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 2003 and 2001 amounted to 148,169 and 260,215 additional shares, respectively, added to the basic weighted average outstanding shares of 22,305,369 and 22,438,719 in 2003 and 2001, respectively. The Company recognized a net loss for the year ended December 31, 2002. Accordingly, basic and diluted loss per common share are the same as the effect of dilutive securities would be anti-dilutive to loss per share. Potentially dilutive securities consisting of outstanding options at December 31, 2003, 2002 and 2001 amounted to 1,802,930, 1,855,260 and 375,500, respectively.

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

Any outstanding amounts under the note bear interest at 10% per annum and are repayable on August 31, 2005.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] STOCK-BASED COMPENSATION:

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, (Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to SFAS 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company's net income (loss) and income (loss) per share for the years ended December 31, 2003, 2002 and 2001 would have decreased (increased) to the pro forma amounts as follows:

YEAR ENDED DECEMBER 31,		
	2003	2002	2001
Net income (loss), as reported	$123,000	$(1,633,000)	$2,488,000
Stock-based employee compensation determined under APB 25	-	-	-
Stock-based employee compensation determined under the fair value based method, net of tax effect	(759,000)	(1,647,000)	(271,000)
Pro forma net (loss) income	$(636,000)	$(3,280,000)	$2,217,000
Net (loss) income per share - basic:			
As reported	$ .01	$ (.07)	$.11
Pro forma	$ (.03)	$ (.15)	$.10
Net (loss) income per share - diluted:			
As reported	$ .01	$ (.07)	$.11
Pro forma	$ (.03)	$ (.15)	$.10

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk free interest rate	4.00%	4.00%	4.98%
Expected life of options in years	10.00	10.00	10.00
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	72.00%	82.00%	62.00%
Weighted average fair value	$3.09	$3.50	$3.99

[12]   START-UP COSTS:

Start-up costs consist principally of advisory and legal fees and costs relating to the development and marketing of a joint brokerage service with Intuit, Inc. (the "JBS"). In accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, start-up costs were expensed as incurred. In 2002 Siebert separately incurred other start-up costs for an advisory fee of $1,000,000 and legal fees of $392,000.

[13]   INTANGIBLES:

Purchased intangibles are principally being amortized using the straight-line method over an estimated useful life of three to five years.

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

NOTE B - STRATEGIC ALLIANCE AGREEMENT AND CLEARING ARRANGEMENT

The Joint Brokerage Service (“JBS”) for customers of Quicken and Quicken.com, inaugurated in 2002 under the Strategic Alliance Agreement (“Agreement”) between Siebert and Intuit Inc. (“Intuit”), produced results substantially below expectations. Revenues during the twelve months ended December 31, 2003 and 2002 were nominal. New accounts added since inauguration of the JBS, through 2003, were far below projections. Based on (a) reports from Intuit of costs it incurred, (b) the costs incurred by Siebert and (c) an equal sharing of costs, the charges to the operations of Siebert relating to the JBS during the twelve months ended December 31, 2003 and December 31, 2002 were approximately $1.9 million and $4.7 million, respectively, which consists of technology, marketing and content expenses of approximately $1.1 million and $2.9 million, respectively, and certain brokerage and other services expenses of  $772,000 and $380,000, respectively. Siebert separately incurred other start-up costs for an advisory fee of $1 million and legal fees of $392,000, which were charged to operations in 2002. Approximately $1.8 million and $1.2 million, respectively, is included in accounts payable and accrued liabilities at December 31, 2003 and 2002. The JBS was terminated in December 2003. Siebert filed a lawsuit against Intuit in New York State Supreme Court on September 17, 2003, alleging, among other things, breach of contractual obligations; breach of fiduciary duties; misrepresentation and/or fraud and containing other claims relating to the JBS. Siebert is seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration was denied in January 2004.  Intuit has asked for reargument of the motion.

Pursuant to the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation), (“Pershing”), Siebert advanced to Pershing $1,500,000 in January 2003, principally for software customization setup of the JBS. Siebert has terminated the Clearing Agreement under circumstances which Siebert, based on consultation with counsel, believes require the return of the advance by Pershing, and may require damages payable by Pershing arising from Pershing’s failure to perform its contractual obligations. Pershing has expressed its belief that it is entitled to retain the advance and to receive a minimum of an additional $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit.  Accounts purchased by Siebert from other firms that cleared through Pershing are now cleared through National Financial Services, Inc., (“NFS”). The JBS accounts that transferred to Siebert in December 2003 were also converted to NFS.

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

NOTE C - INVESTMENT IN AFFILIATE (CONTINUED)

The amounts above are unconsolidated and recorded gross.

During each of 2003, 2002 and 2001 Siebert charged SBS $240,000 for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert's share of undistributed earnings from SBS amounts to $2,775,000 and $2,323,000 at December 31, 2003 and 2002, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS's available cash, the provisions of the agreement between Siebert and the principals and SBS's continued compliance with its regulatory net capital requirements.

NOTE D - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 amounted to $672,000, $725,000 and $584,000, respectively.

NOTE E - INTANGIBLE ASSETS, NET

In several transactions during September and October of 2000, WFN acquired the stock of WFN Women's Financial Network, Inc. ("WFN") and HerDollar.com, Inc., respectively, companies in the develpment stage which had yet to commence principal operations, had no significant revenue and had assets consisting principally of websites, content and domain names, for aggreagate consideration of $2,310,000 including costs. The transactions have been accounted for as purchases of assets consisting of domain name, website and content, and a non-compete agreement (the "Acquired Intangible Assets").  Related deferred tax assets attributable to meet operating loss carryforwards of the acquired companies and deferred tax liabilities attributable to the excess of the statement bases of the acquired companies and deferred tax liabilities attributable to the excess of the statement bases of the acquired assets over their tax bases have been reflected in the accompanying consolidated financial statements an adjustment to the carrying amount of such intagnibles (see Note F).

During 2002, Siebert purchased certain retail discount brokerage accounts in two separate transactions for an aggregate cost of approximately $1,045,000.

In January 2003, Siebert acquired certain retail discount brokerage accounts from Your Discount Broker, Inc. (“YDB”) for $1.1 million. These accounts were transferred to Siebert in March 2003.

NOTE E - INTANGIBLE ASSETS, NET (CONTINUED)

NOTE F - INCOME TAXES

Income tax provision (benefit) consists of the following:

	YEAR ENDED DECEMBER 31,		
	2003	2002	2001
Federal income tax provision (benefit):			
Current	$	$ (19,000)	$ 1,442,000
Deferred	(33,000)	(1,014,000)	(203,000)
	(33,000)	(1,033,000)	1,239,000
State and local tax provision (benefit):			
Current	44,000	(231,000)	710,000
Deferred	59,000	(321,000)	(100,000)
	103,000	(552,000)	610,000
Total tax provision (benefit):			
Current	44,000	(250,000)	2,152,000
Deferred	26,000	(1,335,000)	(303,000)
	$70,000	$(1,585,000)	$1,849,000

F- 12

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

Net operating loss carryforwards of $1,722,000, which include net operating loss carryforwards of WFN of $1,140,000, expire through 2023. Utilization of the net operating loss carryforward relating to WFN is subject to annual limitations under Section 382 of the Internal Revenue Code. During 2002 and 2001, the Company realized a tax benefit of $61,000 and $26,000, respectively relating to utilization ofWFN's net operating loss carryforwards.

In 2003 and 2001, the Company reduced current taxes payable by $15,000 and $14,000, respectively, resulting from the deductibility of the difference between the exercise price of nonqualifying stock options granted by the Company and the market value of the stock on the dates of exercise. The tax benefit was recorded as a credit to paid-in capital.

NOTE G - STOCKHOLDERS' EQUITY

Siebert is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits.) At December 31, 2003 and 2002, Siebert had net capital of approximately $15,362,000 and $16,448,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

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

On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. Through December 31, 2003, 761,903 shares were purchased at an average price of $4.63.

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

A summary of the Company's stock option transaction for the three years ended December 31, 2003 is presented below:

NOTE H - OPTIONS (CONTINUED)

The following table summarizes information related to options outstanding at December 31, 2003:

At December 31, 2003, approximately 2,046,080 shares of the Company's common stock have been reserved for future issuance under the Plan, the Award Plan and for options granted to directors.

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

Siebert is exposed to the risk of loss on unsettled customer transactions in the event customers and other counterparties are unable to fulfill contractual obligations. Securities transactions entered into as of December 31, 2003 settled with no adverse effect on Siebert's financial condition.

NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

The Company rents office space under long-term operatiing leases expiring in various periods through 2009.  These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

Rent expense, including escalations for operating costs, amounted to approximately $1,041,000, $844,000 and $905,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

In addition to the Pershing LLC dispute discussed in Note B, Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company. The Company believes that adequate provisions have been made for such matters.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2003, 2002 and 2001.

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

NOTE L - SUBSEQUENT EVENT

In Februrary 2004, Siebert agreed to acquire certain retail brokerage accounts from Wall Street Discount Corp.  These accounts will be transferred to Siebert in the second quarter of 2004.

INDEPENDENT AUDITORS' REPORT

Board of Managers

Siebert, Brandford, Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2003 and 2002 and the related statements of operations, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

February 3, 2004

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

STATEMENTS OF FINANCIAL CONDITION

	DECEMBER 31,	
	2003	2002
ASSETS		
Cash and cash equivalents	$8,157,676	$6,173,694
Securities owned, at market value	15,287	778,876
Accounts receivable	388,190	544,022
Receivable from broker	7,044	
Secured demand note	1,200,000	1,200,000
Furniture, equipment and leasehold improvements, net	128,850	91,578
Other assets	275,740	156,164
	$10,172,787	$8,944,334
LIABILITIES AND MEMBERS' CAPITAL		
Liabilities:		
Payable to broker-dealer		$246,044
Payable to member	39,736	32,972
Accounts payable and accrued expenses	2,470,215	1,924,745
	2,509,951	2,203,761
Subordinated debt	1,200,000	1,200,000
Members' capital	6,462,836	5,540,573
	$10,172,787	$8,944,334

SEE NOTES TO FINANCIAL STATEMENTS

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,		
	2003	2002	2001
REVENUES:			
Investment banking	$14,254,693	$12,809,840	$13,552,953
Trading profits	312,657	288,834	210,402
Interest and other	60,793	91,308	204,167
	14,628,143	13,189,982	13,967,522
EXPENSES:			
Employee compensation and benefits	7,452,723	6,563,459	6,611,201
Clearing fees	31,847	38,349	45,343
Communications	243,327	189,414	205,287
Occupancy	504,524	440,804	433,491
Professional fees	641,219	398,746	319,331
Interest	120,000	120,000	153,315
General and administrative	1,756,607	1,823,022	1,445,015
	10,750,247	9,573,794	9,212,983
NET INCOME	$3,877,896	$3,616,188	$4,754,539

SEE NOTES TO FINANCIAL STATEMENTS

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

DECEMBER 31, 2003

NOTE B - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, 2003 and 2002 consist of a Secured Demand Note Collateral Agreement, as amended, payable to Siebert, in the amount of $1,200,000, bearing interest at 10% and due August 31, 2005. Interest expense paid to Siebert for each of 2003, 2002 and 2001 amounts to $120,000.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule. To the extent that such borrowing is required for the Company's continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,300,000 at December 31, 2003. Interest earned on the collateral amounted to approximately $18,000, $31,000 and $69,000 in 2003, 2002 and 2001, respectively.

NOTE C - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

NOTE D - NET CAPITAL

The Company is subject to the SEC's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2003 and 2002, the Company had net capital of $7,083,000 and $6,288,000, respectively, which was $6,915,000 and $6,158,000, respectively, in excess of its required net capital, and its ratio of aggregate indebtedness to net capital was .35 to 1 and .31 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

NOTE E - COMMITMENTS AND CONTINGENCY

The Company rents office space under long-term operating leases expiring through 2005. These leases call for base rent plus escalations for taxes and operating expenses. Future minimum base rent under these operating leases are as follows:

Rent expense including taxes and operating expenses for 2003, 2002 and 2001 amounted to $504,524, $440,804 and $433,491, respectively.

NOTE F - OTHER

During each of 2003, 2002 and 2001, the Company was charged $240,000 by Siebert for rent and general and administrative services.

NOTE G - SUBSEQUENT EVENT (UNAUDITED)

Subsequent to December 31, 2003, the Company distributed $800,000 to its members.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:

/s/ MURIEL F. SIEBERT

Muriel F. Siebert

Chair and President

Date:

March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name

Title

Date

/s/ MURIEL F. SIEBERT

Chair, President and Director

March 30, 2004

------------------------------------

(principal executive officer)

Muriel F. Siebert

/s/ NICHOLAS P. DERMIGNY

Executive Vice President,

March 30, 2004

------------------------------------

Chief Operating Officer and

Nicholas P. Dermigny

Director

/s/ JOSEPH M. RAMOS, JR.

Chief Financial Officer

March 30, 2004

------------------------------------

and Assistant Secretary

Joseph M. Ramos, Jr.

(principal financial and

accounting officer)

/s/ PATRICIA L. FRANCY

Director

March 30, 2004

------------------------------------

Patricia L. Francy

/s/ LEONARD M. LEIMAN

Director

March 30, 2004

------------------------------------

Leonard M. Leiman

-------------------------------------

/s/ JANE H. MACON

Director

March 30, 2004

------------------------------------

Jane H. Macon

/s/ ROBERT P. Mazzarella

Director

March 30, 2004

------------------------------------

Robert P. Mazzarella

------------------------------------

/s/ NANCY S. PETERSON

Director

March 30, 2004

------------------------------------

Nancy S. Peterson

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF DOCUMENT
2.1	Plan and Agreement of Merger between J. Michaels, Inc. ("JMI") and Muriel Siebert Capital Markets Group, Inc. ("MSCMG"), dated as of April 24, 1996 ("Merger Agreement") (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)

2.2	Amendment No. 1 to Merger Agreement, dated as of June 28, 1996 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)
2.3	Amendment No. 2 to Merger Agreement, dated as of September 30, 1996 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)
2.4	Amendment No. 3 to Merger Agreement, dated as of November 7, 1996 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)
3.1	Certificate of Incorporation of Siebert Financial Corp., formerly known as J. Michaels, Inc. originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1997)
3.2	By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 199810.1Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1997)
10.1	Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1997)
10.2	10(a) Siebert Financial Corp. 1997 Stock Option Plan (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)
10.4	LLC Operating Agreement, among Siebert, Brandford, Shank & Co., LLC, Muriel Siebert & Co., Inc., Napoleon Brandford III and Suzanne F. Shank, dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1996)
10.5	Services Agreement, between Siebert, Brandford, Shank & Co., LLC and Muriel Siebert & Co., Inc., dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.'s Form10-K for the fiscal year ended December 31, 1996)
10.6	Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.'s Form 10-K for the fiscal year ended December 31, 1997)
10.7	Stock Option Agreement, dated March 11, 1997, between the Company and Patricia L. Francy (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)
10.8	Stock Option Agreement, dated March 11, 1997, between the Company and Jane H. Macon (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)
10.9	Stock Option Agreement, dated March 11, 1997, between the Company and Monte E. Wetzler (incorporated by reference to Siebert Financial Corp.'s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)
10.10	Employment Agreement, dated as of April 9, 1999, between the Company and Daniel Jacobson (incorporated by reference to Siebert Financial Corp.'s Form 10-Q for the quarter ended September 30, 1999)
10.11	Strategic Alliance Agreement, dated as of April 29, 2002, by and between Intuit Inc, Muriel Siebert & Co., Inc. and Investment Solutions, Inc. (incorporated by reference to Siebert Financial Corp.'s Form 10-Q for the quarter ended June 30, 2002.)
10.12	Fully Disclosed Clearing Agreement, dated April 30, 2002, by and between the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation and Muriel Siebert & Co., Inc. (incorporated by reference to Siebert Financial Corp.'s Form 10-Q for the quarter endedJune 30, 2002.)
21	Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001)
23	Consent of Independent Auditors
31.1	Certification of Muriel F. Siebert pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Joseph M. Ramos, Jr. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Muriel F. Siebert of Periodical Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Joseph M. Ramos, Jr. of Periodical Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002