Form 10-K/A
period 2003-12-31
SIEBERT FINANCIAL CORP
filed 2004-04-29
CIK 65596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

 Commission File Number 0-5703

SIEBERT FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

New York	11-1796714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

885 Third Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (212) 644-2400

  Securities registered pursuant to Section 12(b) of the Act:
None
 (Title of class)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
  (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant’s outstanding Common Stock, as of March 12, 2004, was 22,224,301 shares. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003), was $11,239,684.

Documents incorporated by reference: None.

EXPLANATORY NOTE

              This Annual Report on Form 10-K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on March 30, 2004 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

             Our executive officers and directors, their ages, the year in which each director first became a director and their principal occupations or employment during the past five years are:

Name and Age	Title	Principal Occupation During the Past Five Years

MURIEL F. SIEBERT Age 71	Chairwoman, President, Chief Executive Officer and Director	Muriel Siebert has been Chairwoman, President, Chief Executive Officer and a director of Muriel Siebert & Co., Inc. since 1967 and of Siebert Financial Corp. since November 8, 1996. The first woman member of the New York Stock Exchange on December 28, 1967, Ms. Siebert served as Superintendent of Banks of the State of New York from 1977 to 1982. She is a director of the New York State Business Council, and the Greater New York Council of the Boy Scouts of America. Ms. Siebert serves on the New York State Commission on Judicial Nomination, which is involved in the selection of Associate Judges for the Court of Appeals, and is on the executive committee of the Economic Club of New York.

NICHOLAS P. DERMIGNY Age 46	Executive Vice President, Chief Operating Officer and Director	Nicholas Dermigny has been our Executive Vice President and Chief Operating Officer since joining us in 1989. Prior to 1993, he was responsible for our retail discount division. Mr. Dermigny became an officer and director on November 8, 1996.

AMEEN ESMAIL Age 46	Executive Vice President and Director of Business Development	Ameen Esmail has been our Executive Vice President and Director of Business Development since July 3, 2003. From 1984 to 1996, Mr. Esmail served as our Executive Vice President. From 1996 to 2003 Mr. Esmail worked as an independent consultant servicing the financial securities industry. Mr. Esmail received an MBA from New York University’s Stern’s Graduate School of Business in 2000.

JOSEPH M. RAMOS, JR. Age 45	Executive Vice President and Chief Financial Officer	Joseph M. Ramos, Jr. has been our Executive Vice President, Chief Financial Officer and Assistant Secretary since February 10, 2003. From May 1999 to February 2002, Mr. Ramos served as Chief Financial Officer of A.B. Watley Group, Inc. From November 1996 to May 1999, Mr. Ramos served as Chief Financial Officer of Nikko Securities International, Inc. From September 1987 to March 1996, Mr. Ramos worked at Cantor Fitzgerald and held various accounting and management positions, the last as Chief Financial Officer of their registered broker-dealer based in Los Angeles. From October 1982 to September 1987, Mr. Ramos was an audit manager for Deloitte & Touche LLP, a public accounting firm. Mr. Ramos is a Certified Public Accountant licensed in the State of New York.

DANIEL IESU Age 44	Secretary	Daniel Iesu has been Secretary of Muriel Siebert & Co., Inc. since October 1996 and our Secretary since November 8, 1996. Mr. Iesu has been Controller of Muriel Siebert & Co., Inc. since 1989.

PATRICIA L. FRANCY Age 58	Director	Patricia Francy is Treasurer, Controller (retired) and Special Advisor for Alumni Relations of Columbia University. She previously served as the University’s Director of Finance and Director of Budget Operations and has been associated with the University since 1968. Ms. Francy became a director on March 11, 1997. Ms. Francy is also a director of priceline.com Incorporated, Old Westbury Funds, Inc. and Bessemer Funds Trust.

LEONARD M. LEIMAN Age 72	Director	Leonard Leiman is of counsel to the law firm of Fulbright & Jaworski L.L.P., New York, New York. Fulbright & Jaworski L.L.P. provides legal services to us. Prior to becoming of counsel in 2002, Mr. Leiman was a partner in Fulbright & Jaworski L.L.P. for more than the preceding five years. Mr. Leiman became a director on May 2, 2002.

JANE H. MACON Age 57	Director	Jane Macon is a partner with the law firm of Fulbright & Jaworski L.L.P., San Antonio, Texas. Fulbright & Jaworski L.L.P. provides legal services to us. Ms. Macon became a director on November 8, 1996.

ROBERT P. MAZZARELLA Age 57	Director	Robert Mazzarella retired from Fidelity Investments Brokerage Services LLC in January 2002, at which time he served as its president. Mr. Mazzarella now acts as a consultant to a number of major financial services firms and venture capital firms. Mr. Mazzarella became a director on March 1, 2004.

NANCY S. PETERSON Age 70	Director	Nancy Peterson is the President, Chairwoman and Chief Executive Officer of Peterson Tool Company, Inc. Ms. Peterson became a director on June 4, 2001.

Audit Committee and Audit Committee Financial Expert

            The Audit Committee of our Board of Directors currently consists of Ms. Macon, Ms. Peterson and Ms. Francy, Chairwoman and Mr. Mazzarella. The Board of Directors has determined that Ms. Peterson, Ms. Francy and Mr. Mazzarella are “independent” within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market and within the meaning of the applicable rules and regulations of the Securities and Exchange Commission and they will be the members of the Audit Committee following the 2004 Annual Shareholders Meeting. The Board of Directors has determined that Mr. Mazzarella qualifies as an “audit committee financial expert” under applicable rules of the Securities and Exchange Commission. The Audit Committee held five meetings during 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These executive officers, directors and shareholders are required by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

            Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal 2003 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with on a timely basis except that Mr. Esmail failed to timely file a Form 3.

Code of Ethics

            We have adopted a Code of Ethics for Senior Financial Officers applicable to our chief executive officer, chief financial officer, treasurer, controller, principal accounting officer, and any of our other employees performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.siebertnet.com.

ITEM 11.               EXECUTIVE COMPENSATION

Compensation of Directors:	During 2003, our non-employee directors received compensation for service on our Board of $20,000. We do not compensate our employees or employees of our subsidiaries for service as directors. The chairs of the Board’s Audit and Compensation Committees each receive an additional annual fee of $5,000 and the members of the Board’s Executive Committee each receive an additional annual fee of $5,000. Directors’ fees are paid quarterly. The members of the Executive Committee are Ms. Siebert, Ms. Francy and Ms. Macon.

Executive Compensation:	The following table shows, for each of the last three fiscal years, the annual compensation paid to or earned by (1) our chief executive officer, and (2) each of the four most highly compensated individuals who were serving as our executive officers at December 31, 2003.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary		Bonus	Securities Underlying Stock Options(1)	Restricted Stock Awards	All Other Compensation

Muriel F. Siebert	2003	$150,000		—	—	—	—
Chairwoman and	2002	150,000		—	750,000	—	—
President	2001	150,000		—	—	—	—

Nicholas P. Dermigny	2003	285,000		$100,000	—	—	—
Executive Vice	2002	243,000	(2)	100,000	100,000	—	—
President and	2001	185,000		145,000	—	—	—
Chief Operating
Officer

Ameen Esmail	2003	92,500		30,000	25,000	—	—
Executive Vice	2002	—		—	—	—	—
President and	2001	—		—	—	—	—
Director of Business
Development(3)

Joseph M. Ramos, Jr.	2003	125,000		25,000	—	—	—
Executive Vice	2002	—		—	—	—	—
President and Chief	2001	—		—	—	—	—
Financial Officer(4)

Daniel Iesu	2003	70,000		75,000	—	—	—
Secretary	2002	70,000		70,000	—	—	—
	2001	70,000		90,000	40,000	—	—

(1)	Consists of grants of options to purchase shares of our common stock.
(2)	Mr. Dermigny’s salary increased to $285,000 on June 1, 2002.
(3)	Mr. Esmail joined the Company as its Executive Vice President and Director of Business Development in July 2003.
(4)	Mr. Ramos joined the Company as its Executive Vice President and Chief Financial Officer in February 2003.

            The following table sets forth information on grants of options to purchase shares of our common stock in the fiscal year ended December 31, 2003 to Ameen Esmail. No option grants were made to the other persons listed in the Summary Compensation Table.

Option Grants in Last Fiscal Year

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
		% of Total	Exercise	Expiration Date
Name	Number of Securities Underlying Options Granted	Options Granted to Employees in Fiscal Year	Price or Base Price Per share		5%	10%

Ameen Esmail (2)	25,000	50%	$5.06	7/3/13	$79,500	$201,500

(1) Amounts reflected in these columns represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified annually compounded rates of appreciation of our common stock over the term of the options. These numbers are calculated based on rules adopted by the Securities and Exchange Commission. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock.

(2) Mr. Esmail’s option was granted on July 3, 2003 and will vest as to 5,000 shares on each anniversary of the grant date.

            The following table sets forth information concerning exercises of options to purchase shares of our common stock and the value of unexercised options held at December 31, 2003 by each of the persons named in the Summary Compensation Table.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year End Option Values

			Number of Unexercised Options at Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
	Number of Shares Acquired on Exercise
Name		Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Muriel F. Siebert	—	—	750,000	—	—	—
Nicholas P. Dermigny	—	—	212,000	80,000	$219,840	—
Ameen Esmail	—	—	—	25,000	—	—
Joseph M. Ramos, Jr	—	—	—	—	—	—
Daniel Iesu	—	—	56,800	24,000	47,466	—

(1) The dollar values have been calculated by determining the difference between the closing price of our common stock at December 31, 2003, $3.52 per share and the exercise price of the option.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Management Ownership:	The following table lists share ownership of our common stock as of April 1, 2004. The information includes beneficial ownership by each of our directors, the persons named in the Summary Compensation Table, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our common stock. To our knowledge, each person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Any information in the table on beneficial owners known by management to hold at least 5% of our common stock is based on information furnished to us by such persons or groups and statements filed with the Securities and Exchange Commission.

Name of Beneficial Owner(1)	Shares of Common Stock		Percent of Class

Muriel F. Siebert	20,628,700	(2)	93.2%
Nicholas P. Dermigny	232,000	(3)	*
Daniel Iesu	64,800	(3)	*
Joseph M. Ramos, Jr.	—		*
Ameen Esmail	—		*
Patricia L. Francy	41,000	(4)	*
Jane H. Macon	41,000	(4)	*
Nancy S. Peterson	40,000	(3)	*
Leonard Leiman	42,000	(4)	*
Robert P. Mazzarella	—		*
Directors and current executive officers as a group (10 persons)	21,089,500	(5)	95.3%

*	Less than 1%
(1)	The address for each person named in the table is c/o Siebert Financial Corp., 885 Third Avenue, New York, New York 10022.
(2)	Includes an option to purchase 750,000 shares of our common stock.
(3)	Represents options to purchase shares of our common stock.
(4)	Includes an option to purchase 40,000 shares of our common stock.
(5)	Includes options to purchase an aggregate of 1,208,400 shares of our common stock described above.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved	1,802,930	$4.08	1,984,480
by security holders(1)

Equity compensation plans not	41,400	—	18,600
approved by security holders(2)

TOTAL	1,844,330	$4.08	2,003,080

(1) Represents our 1997 Stock Option Plan.

(2) Represents our 1998 Restricted Stock Award Plan.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee currently consists of  Ms. Jane H. Macon (Chairwoman), Ms. Patricia L. Francy and Ms. Nancy S. Peterson. None of the members of our Compensation Committee is or has been our officer or employee. No interlocking relationships exist between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. None of our executive officers or directors serves on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            We have entered into a Secured Demand Note Collateral Agreement with Siebert, Brandford, Shank & Co., LLC, or SBS, a company in which we hold a 49% ownership interest, under which we are obligated to lend to SBS up to $1.2 million on a subordinated basis. Amounts we are obligated to lend under the facility are reflected on our balance sheet as “cash equivalents - restricted.” SBS pays us interest on this amount at the rate of 10% per annum. The facility expires on August 31, 2005, at which time SBS is obligated to repay to us any amounts borrowed by SBS thereunder.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Eisner LLP (formerly known as Richard A. Eisner & Company, LLP) currently serves as our independent auditors. A representative of Eisner LLP will be present at the Annual Meeting and will have an opportunity to make a statement if he desires to do so, and will respond to appropriate questions from shareholders.

Audit Fees

            Audit Fees.   The aggregate fees billed for professional services rendered for the audit of our audited financial statements for the years ended December 31, 2003 and December 31, 2002 and reviews of the financial statements for the first three fiscal quarters of 2003 and 2002 were $75,000 and $71,000, respectively.

            Tax Fees.   The aggregate fees billed by Eisner LLP during the years ended December 31, 2003 and December 31, 2002 for tax planning services totaled $25,000 and $23,000, respectively.

            Eisner LLP did not perform any audit-related services or other services during the years ended December 31, 2003 or December 31, 2002.

            Our Audit Committee has determined that the services described above that were rendered by Eisner LLP are compatible with the maintenance of Eisner LLP independence from our management.

Pre-Approval Policy

            The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairwoman of the Audit Committee to approve such audit services and permissible non-audit services, provide the Chairwoman informs the Audit Committee of such approval at the next regularly scheduled meeting. All “Audit Fees” and “Tax Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	Plan and Agreement of Merger between J. Michaels, Inc. (“JMI”) and Muriel Siebert Capital Markets Group, Inc. (“MSCMG”), dated as of April 24, 1996 (“Merger Agreement”) (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)
2.2	Amendment No. 1 to Merger Agreement, dated as of June 28, 1996 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)
2.3	Amendment No. 2 to Merger Agreement, dated as of September 30, 1996 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)
2.4	Amendment No. 3 to Merger Agreement, dated as of November 7, 1996 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)
3.1	Certificate of Incorporation of Siebert Financial Corp., formerly known as J. Michaels, Inc. originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1997)
3.2	By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998
10.1	Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1997)
10.2	10(a) Siebert Financial Corp. 1997 Stock Option Plan (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)
10.4	LLC Operating Agreement, among Siebert, Brandford, Shank & Co., LLC, Muriel Siebert & Co., Inc., Napoleon Brandford III and Suzanne F. Shank, dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)
10.5	Services Agreement, between Siebert, Brandford, Shank & Co., LLC and Muriel Siebert & Co., Inc., dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)
10.6	Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1997)
10.7	Stock Option Agreement, dated March 11, 1997, between the Company and Patricia L. Francy (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)

10.8	Stock Option Agreement, dated March 11, 1997, between the Company and Jane H. Macon (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)
10.9	Stock Option Agreement, dated March 11, 1997, between the Company and Monte E. Wetzler (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)
10.10	Employment Agreement, dated as of April 9, 1999, between the Company and Daniel Jacobson (incorporated by reference to Siebert Financial Corp.’s Form 10-Q for the quarter ended September 30, 1999)
10.11	Strategic Alliance Agreement, dated as of April 29, 2002, by and between Intuit Inc, Muriel Siebert & Co., Inc. and Investment Solutions, Inc. (incorporated by reference to Siebert Financial Corp.’s Form 10-Q for the quarter ended June 30, 2002)
10.12	Fully Disclosed Clearing Agreement, dated April 30, 2002, by and between the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation and Muriel Siebert & Co., Inc. (incorporated by reference to Siebert Financial Corp.’s Form 10-Q for the quarter ended June 30, 2002)
21	Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001)
23	Consent of Independent Auditors (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003)
31.1	Certification of Muriel F. Siebert pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Joseph M. Ramos, Jr. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Muriel F. Siebert of Periodical Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Joseph M. Ramos, Jr. of Periodical Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K

                None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

	By:	/s/ Muriel F. Siebert

Name: Muriel F. Siebert
Title: Chair and President
April 29, 2004