Form 10-Q
period 2004-03-31
SIEBERT FINANCIAL CORP
filed 2004-05-17
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-Q
(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	March 31, 2004

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________________________ to ___________________________

Commission file number 0-5703

Siebert Financial Corp.

(Exact Name of Issuer as Specified in its Charter)

New York	11-1796714

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

885 Third Avenue, New York, NY 10022

(Address of Principal Executive Offices)

(212) 644-2400

(Issuer's Telephone Number, Including Area Code)

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
Yes             No    X

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 4, 2004, there were 22,138,010 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2004 (unaudited)	December 31, 2003
ASSETS
Cash and cash equivalents	$26,552,000	$24,732,000
Cash equivalents - restricted	1,300,000	1,300,000
Receivable from clearing broker	1,693,000	1,487,000
Advance to clearing broker	1,500,000	1,500,000
Securities owned, at market value	1,228,000	1,226,000
Furniture, equipment and leasehold improvements, net	1,817,000	1,863,000
Investment in and advances to equity investee	2,952,000	3,212,000
Intangibles, net	2,210,000	2,346,000
Prepaid expenses and other assets	1,329,000	1,807,000
Deferred tax asset	420,000	553,000

	$41,001,000	$40,026,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Securities sold, not yet purchased, at market value	9,000	6,000
Accounts payable and accrued liabilities	5,773,000	4,885,000

	5,782,000	4,891,000

Commitments and contingent liabilities

Stockholders' equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,983,917 shares issued and 22,135,724 and 22,222,014 shares
outstanding at March 31, 2004 and December 31, 2003, respectively	229,000	229,000
Additional paid-in capital	17,931,000	17,931,000
Retained earnings	20,915,000	20,500,000
Less: 848,193 and 761,903 shares of treasury stock, at cost at March 31, 2004
and December 31, 2003, respectively	(3,856,000)	(3,525,000)

	35,219,000	35,135,000

	$41,001,000	$40,026,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,

	2004	2003

Revenues:
Commissions and fees	$6,244,000	$4,126,000
Investment banking	336,000	476,000
Trading profits	250,000	197,000
Income from equity investee	126,000	711,000
Interest and dividends	75,000	96,000

	7,031,000	5,606,000

Expenses:
Employee compensation and benefits	2,798,000	2,228,000
Clearing fees, including floor brokerage	644,000	852,000
Advertising and promotion	453,000	359,000
Communications	723,000	747,000
Occupancy	273,000	264,000
Other general and administrative	1,426,000	1,667,000

	6,317,000	6,117,000

Income (loss) before income taxes	714,000	(511,000)
Provision (benefit) for income taxes	299,000	(215,000)

Net income (loss)	$415,000	$(296,000)

Net income (loss) per share of common stock -
Basic and Diluted	$.02	$(.01)
Weighted average shares outstanding -
Basic	22,159,724	22,381,216
Weighted average shares outstanding -
Diluted	22,342,608	22,381,216

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$415,000	$(296,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	448,000	470,000
Income from equity investee	(126,000)	(711,000)
Deferred taxes	133,000	(215,000)
Changes in:
Securities owned, at market value	(2,000)	19,000
Receivable from clearing broker	(206,000)	(480,000)
Prepaid expenses and other assets	478,000	244,000
Securities sold, not yet purchased, at market value	3,000
Accounts payable and accrued liabilities	888,000	633,000

Net cash provided by (used in) operating activities	2,031,000	(336,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(166,000)	(72,000)
Advance to clearing broker		(1,500,000)
Purchase of intangibles	(100,000)	(1,100,000)
Payment of advances by equity investee	(6,000)	(53,000)
Distribution from equity investee	392,000	392,000

Net cash provided by (used in) investing activities	120,000	(2,333,000)

Cash flows from financing activities:
Repurchase of treasury shares	(331,000)	(57,000)

Net cash used in financing activities	(331,000)	(57,000)

Net increase (decrease) in cash and cash equivalents	1,820,000	(2,726,000)

Cash and cash equivalents - beginning of period	24,732,000	22,498,000

Cash and cash equivalents - end of period	$26,552,000	$19,772,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$17,000	$18,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Notes to Consolidated Financial Statements
Three Months Ended March 31, 2004 and 2003
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

The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for a full year.

2. Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, (Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to SFAS 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company’s net income (loss) and income (loss) per share for the three months ended March 31, 2004 and 2003 would have decreased (increased) to the pro forma amounts as follows:

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$415,000	$(296,000)
Stock-based employee compensation determined
under APB 25	--	--
Stock-based employee compensation determined
under the fair value based method, net of tax effect	(79,000)	(470,000)

Pro forma net income (loss)	$336,000	$(766,000)

Net income (loss) per share - basic:

As reported	$.02	$(.01)
Pro forma	$.02	$(.03)

Net income (loss) per share - diluted:

As reported	$.02	$(.01)
Pro forma	$.02	$(.03)

3. Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of March 31, 2004, Siebert had net capital of approximately $15,982,000 as compared with net capital requirements of $250,000.

4. Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through March 31, 2004, 848,193 shares have been purchased at an average price of $4.55 per share.

5. Intuit Lawsuit Update:

As previously disclosed, Siebert filed a lawsuit against Intuit, Inc. (“Intuit”), in New York State Supreme Court on September 17, 2003 (the “Intuit Lawsuit”), seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration was denied in January 2004. No decision has yet been rendered on a motion by Intuit for reargument.

6. Account Purchases:

In February 2004, Siebert agreed to acquire certain retail discount brokerage accounts from Wall Street Discount Corp. These accounts were transferred to Siebert in April 2004. As of March 31, 2004, the purchase price of the customer accounts has been recorded in “Intangibles” and is being amortized over a five-year period.

7. Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) as of and for the three months ended March 31, 2004 and 2003 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2004	2003
Total assets	$12,592,000	$9,185,000
Total liabilities, including subordinated
liabilities of $1,200,000	$6,673,000	$2,994,000
Total members' capital	$5,920,000	$6,191,000
Total revenues	$2,545,000	$4,288,000
Net income	$257,000	$1,450,000

Siebert charged SBS $60,000 during each period for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounted to $2,509,000 and $2,642,000 at March 31, 2004 and 2003, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory net capital requirements.

8. Commitments and Contingent Liabilities:

As previously disclosed, Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation), (“Pershing”). Based on consultation with counsel, Siebert believes that its $1,500,000 advance to Pershing should be returned and that Pershing is liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit. No proceeding has been instituted by either party. Accounts purchased by Siebert from other firms and the JBS accounts that transferred to Siebert in December 2003 are now cleared through National Financial Services, Inc. (“NFS”).

The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This discussion should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2003, and the unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

        The market has improved in the first quarter of 2004 due to the sustained growth in the economy, record low interest rate environment maintained by the Federal Reserve Bank and momentum in key economic indicators. Competition in the brokerage industry remains intense although many of Siebert’s competitors have been consolidated or have gone out of business.

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

Recent Developments

        In February 2004 Siebert agreed to acquire certain retail discount brokerage accounts from Wall Street Discount Corp. These accounts were transferred to Siebert in April 2004. As of March 31, 2004, the purchase price for the customer accounts has been recorded in “Intangibles” and is being amortized over a five-year period.

        On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through March 31, 2004, 848,193 shares have been purchased at an average price of $4.55 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

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

Results of Operations

        The Company believes that its business is performing relatively well, given the current business environment for discount and online brokers. The Company had net income of $415,000 for the three months ended March 31, 2004.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        Total revenues for the three months ended March 31, 2004 were $7.0 million, an increase of $1.4 million or 25% from the same period in 2003.

        Commission and fee income for the three months ended March 31, 2004 was $6.2 million, an increase of $2.1 million or 51.3% from the same period in 2003 due to increased trading volume as result of the improvement in the market during the first quarter of 2004.

        Investment banking revenues for the three months ended March 31, 2004 were $336,000, a decrease of $140,000 or 29.4% from the same period in 2003 due to the Company participating in less new issues.

        Income from the Company’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”), for the three months ended March 31, 2004 was $126,000 compared to income of $711,000, a decrease of $585,000 or 82.3% from the same period in 2003. This decrease was due to decreased activity in the municipal bond market. SBS serves as an underwriter for municipal bond offerings.

        Trading profits were $250,000 for the three months ended March 31, 2004, an increase of $53,000 or 27% over the same period in 2003 due to an overall increase in trading volume.

        Interest and dividends for the three months ended March 31, 2004 were $75,000, a decrease of $21,000 or 21.9% from the same period in 2003 primarily due to lower interest rates.

        Total expenses for the three months ended March 31, 2004 were $6.3 million, an increase of $200,000 or 3.3% from the same period in 2003.

        Employee compensation and benefit costs for the three months ended March 31, 2004 were $2.8 million, an increase of $570,000 or 25.6% from the same period in 2003. This increase was primarily due to higher trading volumes and an increase in commission payouts and an increase in bonus accruals.

        Clearing and floor brokerage costs for the three months ended March 31, 2004 were $644,000, a decrease of $208,000 or 24.4% from the same period in 2003 primarily due to a one time commission rebate of $600,000 from the Company’s clearing firm.

        Advertising and promotion expenses for the three months ended March 31, 2004 were $453,000, an increase of $94,000 or 26.2% from the same period in 2003 primarily due to management’s decision to spend more for advertising and promotion as a result of the strengthening marketplace.

        Communications expense for the three months ended March 31, 2004, was $723,000, a decrease of $24,000 or 3.2% from the same period in 2003 due to primarily management’s effort to control and maintain these costs.

        Occupancy costs for the three months ended March 31, 2004 were $273,000, an increase of $9,000 or 3.4% from the same period in 2003. This increase was primarily due to an increase in lease payment for the Company’s New York office.

        Other general and administrative expenses were $1.4 million, a decrease of $241,000 or 14.5% from the same period in 2003. This decrease was primarily due to the elimination of product development costs of products relating to the JBS.

        For the three months ended March 31, 2004, there was a tax provision of $299,000 due to the Company’s income before income tax of $714,000. For the three months ended March 31, 2003, the benefit for income taxes was $215,000 due to loss before taxes of $511,000.

Liquidity and Capital Resources

        The Company’s assets are highly liquid, consisting generally of cash, money market funds and marketable securities. The Company’s total assets at March 31, 2004 were $41 million. As of that date, $29.5 million, or 72%, of total assets were regarded by the Company as highly liquid.

        Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2004, Siebert’s regulatory net capital was $16 million, $15.7 million in excess of its minimum capital requirement of $250,000.

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

Item 4. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of Securities Exchange of 1934, as amended. Based on that evaluation, the Company’s management, including the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

        See Part 1-Item 1 “Notes to Consolidated Financial Statements-Intuit Lawsuit Update” with respect to the Company’s lawsuit against Intuit Inc. which was filed in New York State Supreme Court, County of New York on September 17, 2003, alleging, among other things, Intuit's breach of contractual obligations, breach of fiduciary duties and misrepresentation and/or fraud, all relating to the Joint Brokerage Services conducted under the Strategic Alliance Agreement between Siebert and Intuit.

        The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under The Plan

January 2004	62,451	$3.66	824,354	175,646

February 2004	15,078	$4.22	839,432	160,568

March 2004	8,761	$4.34	848,193	151,807

Total	86,290	$3.82	848,193	151,807

(1) On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company's common stock. Under this program, shares are purchased from time to time, at the Company's discretion, in the open market and in private transactions.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert
Muriel F. Siebert Chairwoman and President (principal executive officer)

Dated: May 17, 2004

By:	/s/ Joseph M. Ramos, Jr.
Joseph M. Ramos, Jr. Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: May 17, 2004