Form 10-Q
period 2004-06-30
SIEBERT FINANCIAL CORP
filed 2004-08-16
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One	)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from______________________________ to ______________________________

Commission file number 0-5703

Siebert Financial Corp.
(Exact Name of Issuer as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

885 Third Avenue, New York, NY 10022
(Address of Principal Executive Offices)

(212) 644-2400
(Issuer’s Telephone Number, Including Area Code)

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

Yes                           No           X

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 30, 2004, there were 22,099,401 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2004	December 31,
	(Unaudited)	2003

ASSETS
Cash and cash equivalents	$28,053,000	$24,732,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	1,119,000	1,487,000
Advance to clearing broker	1,500,000	1,500,000
Securities owned, at market value	-	1,226,000
Furniture, equipment and leasehold improvements, net	1,686,000	1,863,000
Investment in and advances to equity investee	2,726,000	3,212,000
Prepaid expenses and other assets	1,156,000	1,807,000
Intangibles, net	2,345,000	2,346,000
Deferred taxes	529,000	553,000

	$40,414,000	$40,026,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Securities sold, not yet purchased, at market value	64,000	6,000
Accounts payable and accrued liabilities	5,087,000	4,885,000

	5,151,000	4,891,000

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,983,917 shares issued and 22,097,115 and 22,222,014 shares
outstanding at June 30, 2004 and December 31, 2003, respectively	229,000	229,000
Additional paid-in capital	17,931,000	17,931,000
Retained earnings	21,145,000	20,500,000
Less: 886,802 and 761,903 shares of treasury stock, at cost at June 30, 2004
and December 31, 2003, respectively	(4,042,000)	(3,525,000)

	35,263,000	35,135,000

	$40,414,000	$40,026,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Commissions and fees	$5,201,000	$5,261,000	$11,445,000	$9,387,000
Investment banking	107,000	242,000	443,000	718,000
Trading profits	182,000	207,000	432,000	404,000
Income from equity investee	556,000	753,000	682,000	1,464,000
Interest and dividends	105,000	148,000	180,000	243,000

	6,151,000	6,611,000	13,182,000	12,216,000

Expenses:
Employee compensation and benefits	2,494,000	2,201,000	5,292,000	4,429,000
Clearing fees, including floor brokerage	795,000	1,054,000	1,439,000	1,906,000
Advertising and promotion	245,000	304,000	698,000	664,000
Communications	565,000	745,000	1,288,000	1,492,000
Occupancy	262,000	296,000	535,000	560,000
Interest	-	5,000	-	6,000
Other general and administrative	1,336,000	1,579,000	2,762,000	3,245,000

	5,697,000	6,184,000	12,014,000	12,302,000

Income (loss) before income taxes	454,000	427,000	1,168,000	(86,000)

Provision (benefit) for income taxes	224,000	181,000	523,000	(37,000)

Net Income (loss)	$230,000	$246,000	$645,000	$(49,000)

Net income (loss) per share of common stock -
Basic and Diluted	$.01	$.01	$.03	$-
Weighted average shares outstanding -
Basic	22,115,145	22,345,669	22,137,341	22,357,870
Weighted average shares outstanding -
Diluted	22,330,151	22,618,211	22,335,238	22,357,870

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$645,000	$(49,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	806,000	834,000
Income from equity investee	(682,000)	(1,464,000)
Deferred taxes	24,000	(187,000)
Changes in:
Securities owned, at market value	1,226,000	792,000
Receivable from clearing brokers	368,000	(879,000)
Prepaid expenses and other assets	651,000	162,000
Securities sold, not yet purchased, at market value	58,000
Accounts payable and accrued liabilities	202,000	(6,000)

Net cash provided by (used in) operating activities	3,298,000	(797,000)

Cash flows from investing activities:
Return of deposit on equipment		241,000
Purchase of furniture, equipment and leasehold improvements	(228,000)	(127,000)
Advance to clearing broker		(1,500,000)
Purchase of customer accounts	(400,000)	(1,100,000)
Payment of advances by equity investee	(57,000)	(40,000)
Distribution from equity investee	1,225,000	1,443,000

Net cash provided by (used in) investing activities	540,000	(1,083,000)

Cash flows from financing activities:
Proceeds from exercise of options		10,000
Repurchase of common stock	(517,000)	(473,000)

Net cash used in financing activities	(517,000)	(463,000)

Net increase (decrease) in cash and cash equivalents	3,321,000	(2,343,000)

Cash and cash equivalents - beginning of period	24,732,000	22,498,000

Cash and cash equivalents - end of period	$28,053,000	$20,155,000

Supplemental cash flow disclosures:
Cash paid for:
Interest		$6,000
Income taxes	$121,000	$28,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003
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

2.
Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, (Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to FASB Statement 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company's net income (loss) and net income (loss) per share for the three months and six months ended June 30, 2004 and 2003 would have (decreased) increased the pro forma amounts as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net income (loss), as reported	$230,000	$246,000	$645,000	$(49,000)
Stock-based employee compensation determined
under APB 25	-	-	-	-
Stock-based employee compensation determined
under the fair value based method, net of tax effect	(87,000)	(140,000)	(166,000)	(610,000)

Pro forma net income (loss)	$143,000	$106,000	$479,000	$(659,000)

Net income (loss) per share - basic:

As reported	$.01	$.01	$.03	$-
Pro forma	$.01	$.01	$. 02	$(.03)

Net income (loss) per share - diluted:

As reported	$.01	$.01	$.03	$-
Pro forma	$.01	$.01	$.02	$(.03)

3.
Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of June 30, 2004, Siebert had net capital of approximately $16,267,000 as compared with net capital requirements of $250,000.

4.
Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through June 30, 2004, 886,802 shares have been purchased at an average price of $4.56 per share.

5.
Option Grants:

During the six months ended June 30, 2004, the Company’s Board of Directors granted options to a director and employees of the Company to purchase an aggregate of 90,000 shares of the Company’s common stock at exercise prices ranging from $3.75 to $4.87, the fair market value on the date of grants. The employee option granted during the period, vest 20% per year for five years and expire ten years from the date of grant. The director’s option granted during the period, vest six months and expire five years from the date of grant.

6.
Intuit Lawsuit Update:

As previously disclosed, Siebert filed a lawsuit against Intuit, Inc. (“Intuit”), in New York State Supreme Court on September 17, 2003 (the “Intuit Lawsuit”), seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration was denied in a decision dated January 7, 2004. Intuit’s motion to reargue the Court’s decision was denied by the Court in a decision dated June 7, 2004. Intuit is appealing both decisions to the Appellate Division of the Supreme Court. In addition, on July 15, 2004, the Appellate Division of the Supreme Court granted Intuit’s motion for a stay of litigation pending its determination of Intuit’s appeal. The appeal will be fully briefed by the parties by September 17, 2004 and is expected to be argued before the Appellate Division in October 2004.

7.
Account Purchases:

In February 2004, Siebert agreed to acquire certain retail discount brokerage accounts from Wall Street Discount Corp. These accounts were transferred to Siebert in April 2004. As of June 30, 2004, the purchase price of the customer accounts has been recorded in “Intangibles” and is being amortized over a five-year period.

8.
Siebert Brandford Shank & Co., LLC:

Summarized financial data of Siebert Brandford Shank & Co., LLC, (“SBS”) as of and for the six months ended June 30, 2004 and 2003 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2004	2003

Total assets	$9,101,000	$8,808,000
Total liabilities, including subordinated liabilities of
1,200,000	$3,746,000	$3,225,000
Total members’ capital	$5,355,000	$5,583,000
Total revenues	$6,937,000	$8,890,000
Net income	$1,392,000	$2,987,000

Siebert charged SBS $120,000 for the six months ended June 30, 2004 for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounted to $2,232,000 and $2,344,000 at June 30, 2004 and 2003, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory and net capital requirements.

9.	Commitments and Contingent Liabilities:

As previously disclosed, Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”). Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should be returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit. No proceeding has been instituted by either party. Accounts purchased by Siebert from other firms and the JBS accounts that transferred to Siebert in December 2003, which were cleared through Pershing, are now cleared through National Financial Services, Inc.

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

Business Environment

          The market was weak in the second quarter of 2004 due to the war on terrorism, rising interest rates and the resulting decreased interest in buying stocks. Competition in the brokerage industry remains intense although many of Siebert’s competitors have been consolidated or have gone out of business.

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

Recent Developments

       In February 2004, Siebert agreed to acquire certain retail discount brokerage accounts from Wall Street Discount Corp. These accounts were transferred to Siebert in April 2004. As of June 30, 2004, the purchase price of the customer accounts has been recorded in “Intangibles” and is being amortized over a five-year period.

          On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through June 30, 2004, 886,802 shares have been purchased at an average price of $4.56 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

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

Results of Operations

          The Company believes that its core business is performing relatively well, given the current difficult business environment for discount and online brokers. The Company had net income of $230,000 and $645,000 for the three months and six months ended June 30, 2004, respectively.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

          Total revenues for the three months ended June 30, 2004 were $6.2 million, a decrease of $460,000 or 7.0% from the same period in 2003.

          Commission and fee income for the three months ended June 30, 2004 was $5.2 million, a decrease of $60,000 or 1.1% from the same period in 2003 due to lower trading volume as result of weakening market conditions during the second quarter of 2004.

          Investment banking revenues for the three months ended June 30, 2004 were $107,000, a decrease of $135,000 or 55.8% due to the Company participating in less new issues.

          Income from the Company’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”), for the three months ended June 30, 2004 was $556,000 compared to income of $753,000, a decrease of $197,000 or 26.2% from the same period in 2003. This decrease was due to decreased activity in the municipal bond market. SBS serves as an underwriter for municipal bond offerings.

          Trading profits were $182,000 for the three months ended June 30, 2004, a decrease of $25,000 or 12.1% over the same period in 2003 due to an overall decrease in trading margins.

          Interest and dividends for the three months ended June 30, 2004 were $105,000, a decrease of $43,000 or 29.1% from the same period in 2003 primarily due to lower interest rates and the maturing of municipal bonds that provided higher yields.

          Total expenses for the three months ended June 30, 2004 were $5.7 million, a decrease of $487,000 or 7.9% from the same period in 2003.

          Employee compensation and benefit costs for the three months ended June 30, 2004 were $2.5 million, an increase of $293,000 or 13.3% from the same period in 2003. This increase was primarily due to the expansion of the Company’s Capital Markets Group and New York Stock Exchange Floor Operation and increase in bonus accruals.

          Clearing and floor brokerage costs for the three months ended June 30, 2004 were $795,000, a decrease of $259,000 or 24.6% from the same period in 2003 primarily due to decreased volume of trade executions and a one time commission rebate of $200,000 from the Company’s clearing firm.

          Advertising and promotion expenses for the three months ended June 30, 2004 were $245,000, a decrease of $59,000 or 19.4% from the same period in 2003 primarily due to management’s decision to spend less for advertising and promotion as a result of the continued weakness in the marketplace.

          Communications expense for the three months ended June 30, 2004, was $565,000, a decrease of $180,000 or 24.2% from the same period in 2003 due primarily to due to management’s effort to control and maintain these costs.

          Occupancy costs for the three months ended June 30, 2004 were $262,000, a decrease of $34,000 or 11.5% from the same period in 2003. This decrease was primarily due to the closing of the Your Discount Broker, Inc.’s (“YDB”) office in Aventura, Florida in 2003 and the combining of the Company’s Boca Raton office with YDB’s Boca Raton office in the second quarter of 2004.

          Other general and administrative expenses for the three months ended June 30, 2004 were $1.3 million, a decrease of $243,000 or 15.4% from the same period in 2003. This decrease was primarily due to the elimination of product development costs relating to the Strategic Alliance between Siebert and Intuit, Inc.

          For the three months ended June 30, 2004, there was a tax provision of $224,000 due to the Company’s income before income tax of $454,000. For the three months ended June 30, 2003, there was a tax provision of $181,000 due to the Company’s income before tax $427,000.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

          Total revenues for the six months ended June 30, 2004 were $13.2 million, an increase of $966,000 or 7.9% from the same period in 2003.

          Commission and fee income for the six months ended June 30, 2004 was $11.5 million, an increase of $2.1 million or 21.9% from the same period in 2003 due to the increased trading volume for the first six months of 2004.

          Investment banking revenues for the six months ended June 30, 2004 were $443,000, a decrease of $275,000 or 38.3% from the same period in 2003 due to the Company participating in less new issues.

          Income from the Company’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”), for the six months ended June 30, 2004 was $682,000 compared to income of $1,464,000, a decrease of $782,000 or 53.4% from the same period in 2003. This decrease was due to decreased activity in the municipal bond market. SBS serves as an underwriter for municipal bond offerings.

          Trading profits were $432,000 for the six months ended June 30, 2004, an increase of $28,000 or 6.9% over the same period in 2003 due to an overall increase in trading margins for this period.

          Interest and dividends for the six months ended June 30, 2004 were $180,000, a decrease of $63,000 or 25.9% from the same period in 2003 primarily due to lower interest rates and the maturing of municipal bonds that provided higher yields.

          Total expenses for the six months ended June 30, 2004 were $12.0 million, a decrease of $288,000 or 2.3% from the same period in 2003.

          Employee compensation and benefit costs for the six months ended June 30, 2004 were $5.3 million, an increase of $863,000 or 19.5% from the same period in 2003. This increase was primarily due to a higher trading volumes and an increase in commission payouts, an increase in bonus accruals and the expansion of the Company’s Capital Markets Group and New York Stock Exchange Floor Operations.

          Clearing and floor brokerage costs for the six months ended June 30, 2004 were $1.4 million, a decrease of $467,000 or 24.5% from the same period in 2003 primarily due to increased volume of trade executions, offset by a one time commission rebate of $800,000 from the Company’s clearing firm.

          Advertising and promotion expenses for the six months ended June 30, 2004 were $698,000, an increase of $34,000 or 5.1% from the same period in 2003 primarily due to management’s decision to spend more for advertising and promotion.

          Communications expense for the six months ended June 30, 2004, was $1.3 million, a decrease of $204,000 or 13.7% from the same period in 2003 due to primarily management’s effort to control and maintain these costs.

          Occupancy costs for the six months ended June 30, 2004 were $535,000, a decrease of $25,000 or 4.5% from the same period in 2003. This decrease was primarily due to the closing of the Your Discount Broker, Inc.’s (“YDB”) office in Aventura, Florida in 2003 and the combining of the Company’s Boca Raton office with YDB’s Boca Raton office in the second quarter of 2004.

          Other general and administrative expenses for the six months ended June 30, 2004 were $2.8 million, a decrease of $483,000 or 14.9% from the same period in 2003. This decrease was primarily due to the elimination of product development costs relating to the Strategic Alliance between Siebert and Intuit, Inc.

          For the six months ended June 30, 2004, there was a tax provision of $523,000 due to the Company’s income before income tax of $1,168,000. For the six months ended June 30, 2003, the benefit for income taxes was $37,000 due to loss before taxes of $86,000.

Liquidity and Capital Resources

          The Company’s assets are highly liquid, consisting generally of cash and money market funds. The Company’s total assets at June 30, 2004 were $40.4 million. As of that date, $29.2 million, or 72%, of total assets were regarded by the Company as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2004, Siebert’s regulatory net capital was $16.3 million, $16.0 million in excess of its minimum capital requirement of $250,000.

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

Item 4. Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.Legal Proceedings

          See Part 1-Item 1 “Notes to Consolidated Financial Statements-Intuit Lawsuit Update” with respect to the Company’s lawsuit against Intuit Inc. which was filed in New York State Supreme Court, County of New York on September 17, 2003, alleging, among other things, Intuit’s breach of contractual obligations, breach of fiduciary duties and misrepresentation and/or fraud, all relating to the Joint Brokerage services conducted under the Strategic Alliance Agreement between Siebert and Intuit.

          The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 2.Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	MaximumNumber of Shares That May Yet Be Purchased Under The Plan
April 2004 May 2004 June 2004 Total	10,235 21,190 7,184 38,609	$4.78 $5.02 $4.14 $4.79	858,428 879,618 886,802 886,802	141,572 120,382 113,198 113,198

(1) On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company’s common stock. Under this program, shares are purchased from time to time, at the Company’s discretion, in the open market and in private transactions.

Item 3.Defaults Upon Senior Securities

None

Item 4.Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting on June 30, 2004. At that meeting, the following matter was voted on and received the votes indicated:

(1) Election of Directors	For	%	Withheld

Muriel F. Siebert	21,658,846	99	132,085

Nicholas P. Dermigny	21,647,951	99	142,980

Patricia L. Francy	21,785,014	99	5,917

Jane H. Macon	21,775,014	99	15,917

Leonard M. Leiman	21,647,951	99	142,980

Nancy S. Peterson	21,785,864	99	5,067

Robert P. Mazzarella	21,657,951	99	132,900

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

Dated: August 16, 2004

By: /s/ Joseph M. Ramos, Jr.
Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 16, 2004