Form 10-Q
period 2004-09-30
SIEBERT FINANCIAL CORP
filed 2004-11-15
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]            Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended   September 30, 2004

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

Yes                No    X

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 28, 2004, there were 22,087,487 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS
Cash and cash equivalents	$27,758,000	$24,732,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	1,950,000	1,487,000
Advance to clearing broker	1,500,000	1,500,000
Securities owned, at market value	-	1,226,000
Furniture, equipment and leasehold improvements, net	1,508,000	1,863,000
Investment in and advances to equity investee	3,580,000	3,212,000
Prepaid expenses and other assets	1,481,000	1,807,000
Intangibles, net	2,181,000	2,346,000
Deferred tax asset	638,000	553,000

	$41,896,000	$40,026,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Securities sold, not yet purchased, at market value	5,000	6,000
Accounts payable and accrued liabilities	6,248,000	4,885,000

	6,253,000	4,891,000

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized,
22,983,917 shares issued and 22,085,201 and 22,222,014 shares
outstanding at September 30, 2004 and December 31, 2003, respectively	229,000	229,000
Additional paid-in capital	17,931,000	17,931,000
Retained earnings	21,567,000	20,500,000
Less: 898,716 and 761,903 shares of treasury stock, at cost at September 30, 2004
and December 31, 2003, respectively	(4,084,000)	(3,525,000)

	35,643,000	35,135,000

	$41,896,000	$40,026,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Commissions and fees	$5,526,000	$5,256,000	$16,971,000	$14,643,000
Investment banking	508,000	213,000	951,000	931,000
Trading profits	161,000	213,000	593,000	617,000
Income from equity investee	850,000	241,000	1,532,000	1,704,000
Interest and dividends	122,000	85,000	302,000	328,000

	7,167,000	6,008,000	20,349,000	18,223,000

Expenses:
Employee compensation and benefits	2,517,000	2,025,000	7,809,000	6,454,000
Clearing fees, including floor brokerage	1,265,000	1,057,000	2,704,000	2,963,000
Advertising and promotion	196,000	300,000	894,000	963,000
Communications	490,000	605,000	1,778,000	2,096,000
Occupancy	267,000	277,000	802,000	842,000
Interest	25,000	-	25,000	1,000
Other general and administrative	1,680,000	1,569,000	4,442,000	4,815,000

	6,440,000	5,833,000	18,454,000	18,134,000

Income before income taxes	727,000	175,000	1,895,000	89,000

Provision for income taxes	305,000	60,000	828,000	22,000

Net income	$422,000	$115,000	$1,067,000	$67,000

Net income per share of common stock -
Basic and Diluted	$.02	$.01	$.05	$-
Weighted average shares outstanding -
Basic	22,094,294	22,258,686	22,122,956	22,324,135
Weighted average shares outstanding -
Diluted	22,221,125	22,484,506	22,296,916	22,484,020

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net income	$1,067,000	$67,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,151,000	1,314,000
Income from equity investee	(1,532,000)	(1,704,000)
Deferred taxes	(85,000)	(34,000)
Changes in:
Securities owned, at market value	1,226,000	1,301,000
Receivable from clearing brokers	(463,000)	(510,000)
Prepaid expenses and other assets	326,000	285,000
Securities sold, not yet purchased, at market value	(1,000)
Accounts payable and accrued liabilities	1,363,000	166,000

Net cash provided by operating activities	3,052,000	885,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(231,000)	(148,000)
Return of deposit on equipment		241,000
Advance to clearing broker		(1,500,000)
Purchase of customer accounts	(400,000)	(1,100,000)
Payment of advances by equity investee	(64,000)	(40,000)
Distribution from equity investee	1,228,000	1,443,000

Net cash provided by (used in) investing activities	533,000	(1,104,000)

Cash flows from financing activities:
Proceeds from exercise of options		36,000
Repurchase of common stock	(559,000)	(569,000)

Net cash used in financing activities	(559,000)	(533,000)

Net increase (decrease) in cash and cash equivalents	3,026,000	(752,000)

Cash and cash equivalents - beginning of period	24,732,000	22,498,000

Cash and cash equivalents - end of period	$27,758,000	$21,746,000

Supplemental cash flow disclosures:
Cash paid for:
Interest	$25,000	$1,000
Income taxes	$462,000	$61,000
See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003
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

The municipal bond investment banking business is being conducted by Siebert Brandford Shank & Co., LLC ("SBS"), an investee, which is accounted for by the equity method of accounting (see Note 8). The equity method provides that Siebert record its share of SBS's earnings or losses.

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

2.   Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, (Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to SFAS 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company's net income and net income per share for the three months and nine months ended September 30, 2004 and 2003 would have decreased the pro forma amounts as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$422,000	$115,000	$1,067,000	$67,000
Stock-based employee compensation determined
under APB 25	-	-	-	-
Stock-based employee compensation determined
under the fair value based method, net of tax effect	(98,000)	(74,000)	(265,000)	(682,000)

Pro forma net income (loss)	$324,000	$41,000	$802,000	$(615,000)

Net income (loss) per share - basic:

As reported	$.02	$.01	$.05	$-
Pro forma	$.02	$-	$.04	$(.03)

Net income (loss) per share - diluted:

As reported	$.02	$.01	$.05	$-
Pro forma	$.02	$-	$.04	$(.03)

3.   Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of September 30, 2004, Siebert had net capital of approximately $15,579,000 as compared with net capital requirements of $250,000.

4.   Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through September 30, 2004, 898,716 shares have been purchased at an average price of $4.54 per share.

5.   Option Grants:

During the nine months ended September 30, 2004, the Company’s Board of Directors granted options to one director and two employees of the Company to purchase an aggregate of 90,000 shares of the Company’s common stock at exercise prices ranging from $3.75 to $4.87 per share, in each case the fair market value on the dates of grant. The employee options granted during the period vest 20% per year for five years and expire ten years from the date of grant. The director’s option granted during the period, vests in six months and expires five years from the date of grant.

6.   Intuit Lawsuit Update:

As previously disclosed, Siebert filed a lawsuit against Intuit, Inc. (“Intuit”), in New York State Supreme Court on September 17, 2003 (the “Intuit Lawsuit”), seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration was denied in a decision of the Supreme Court dated January 7, 2004. Intuit’s motion to reargue the Court’s decision was denied by the Court in a decision dated June 7, 2004. Intuit appealed both decisions to the Appellate Division of the Supreme Court. In addition, on July 15, 2004, the Appellate Division of the Supreme Court granted Intuit’s motion for a stay of litigation pending its determination of Intuit’s appeal. By a unanimous decision and opinion dated October 28, 2004, the Appellate Division affirmed the lower Court's January 7, 2004 decision, denying Intuit's motion to compel arbitration and stay litigation. Although not mentioned in its opinion, the effect of the Appellate Division's decision is to ratify the Supreme Court's June 7, 2004 order. As a result of the Appellate Division's decision, the temporary stay of litigation pending Intuit's appeal should be vacated.

7.   Account Purchases:

In February 2004, Siebert acquired certain retail discount brokerage accounts from Wall Street Discount Corp. These accounts were transferred to Siebert in April 2004. As of September 30, 2004, the purchase price of the customer accounts has been recorded in “Intangibles” and is being amortized over a five-year period.

8.   Siebert Brandford Shank & Co., LLC:

Summarized financial data of SBS as of and for the nine months ended September 30, 2004 and 2003 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2004	2003

Total assets	$20,905,000	$9,897,000
Total liabilities, including subordinated liabilities of $1,200,000	$13,822,000	$3,828,000
Total members’ capital	$7,083,000	$6,069,000
Total revenues	$13,089,000	$11,632,000
Net income	$3,126,000	$3,478,000

Siebert charged SBS $180,000 for the nine months ended September 30, 2004 for general and administrative services and rent, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounted to $3,079,000 and $2,582,000 at September 30, 2004 and 2003, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals, and SBS’s continued compliance with its net capital and other regulatory requirements.

9.   Commitments and Contingent Liabilities:

As previously disclosed, Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”). Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should be returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit. No proceeding has been instituted by either party. Accounts purchased by Siebert from other firms and the JBS accounts that transferred to Siebert in December 2003, which were cleared through Pershing, are now cleared through National Financial Services, LLC (NFS).

In August 2004, Siebert participated as an underwriter in the Google, Inc. initial public offering. To participate as an underwriter, the lead Investment Banks (the “Banks”) requested that each underwriter provide the Banks with a $25 million Letter of Credit on behalf of Siebert in favor of the Banks. To obtain the Letter of Credit, Siebert entered into a Temporary Subordinated Loan Agreement with NFS. On August 6, 2004, Siebert entered into a Letter of Credit for $25 million and terminated the Letter of Credit and paid the Temporary Subordinated Loan Agreement with NFS on September 15, 2004.

The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2003 and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The market was weak in the third quarter of 2004 due to the war on terrorism, geo-political uncertainties, rising interest rates, higher oil prices, nearly six weeks of hurricanes in the southeast and uncertainty relating to the upcoming presidential election all of which have created a lack of investor interest in investing in stocks. Competition in the brokerage industry remains intense and consolidation continues.

          The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect the Company’s relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses, remain relatively fixed. Earnings or loss for any period should not be considered representative of any other period.

Recent Developments

          In February 2004, Siebert acquired certain retail discount brokerage accounts from Wall Street Discount Corp. These accounts were transferred to Siebert in April 2004. As of September 30, 2004, the purchase price of the customer accounts has been recorded in “Intangibles” and is being amortized over a five-year period.

          In June 2004, Siebert expanded its Capital Markets Group (SCM) and New York Stock Exchange (NYSE) Floor Operations. SCM provides brokerage service to both institutional investors and issuers of equity and fixed-income securities. The NYSE Floor Operation provides institutional investors with direct access to Siebert’s trading professionals on the NYSE floor.

          On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through September 30, 2004, 898,716 shares have been purchased at an average price of $4.54 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

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

Results of Operations

          The Company believes that its core business is performing relatively well, given the current difficult business environment for discount and online brokers. The Company had net income for the three and nine months ended September 30, 2004 of $422,000 and $1,067,000, respectively.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

          Total revenues for the three months ended September 30, 2004 were $7.2 million, an increase of $1,159,000 or 19.3% from the same period in 2003.

          Commission and fee income for the three months ended September 30, 2004 was $5.5 million, an increase of $270,000 or 5.1% from the same period in 2003 due to higher margin debit balances maintained by the Company’s retail customer base for the same period in 2003.

          Investment banking revenues for the three months ended September 30, 2004 were $508,000, an increase of $295,000 or 138.5% from the same period in 2003 due to an increase in activity in the new issue market and the addition of a new capital markets personnel.

          Income from the Company’s equity investment in SBS, for the three months ended September 30, 2004 was $850,000 compared to income of $241,000, an increase of $609,000 or 252.7% from the same period in 2003. This increase was due to increased activity in the municipal bond market.

          Trading profits were $161,000 for the three months ended September 30, 2004, a decrease of $52,000 or 24.4% over the same period in 2003 due to an overall decrease in trading margins.

          Interest and dividends for the three months ended September 30, 2004 were $122,000, an increase of $37,000 or 43.5% from the same period in 2003 primarily due to interest earned on a $25 million subordinated loan obtained from the Company’s clearing firm that was required by an issuer to participate in its initial public offering.

          Total expenses for the three months ended September 30, 2004 were $6.4 million, an increase of $607,000 or 10.4% from the same period in 2003.

          Employee compensation and benefit costs for the three months ended September 30, 2004 were $2.5 million, an increase of $492,000 or 24.3% from the same period in 2003. This increase was primarily due to the hiring of the Company’s General Counsel, the expansion of the Company’s Capital Markets Group and New York Stock Exchange Floor Operation.

          Clearing and floor brokerage costs for the three months ended September 30, 2004 were $1.3 million, an increase of $208,000 or 19.7% from the same period in 2003 primarily due to increased volume of trade executions.

          Advertising and promotion expenses for the three months ended September 30, 2004 were $196,000, a decrease of $104,000 or 34.7% from the same period in 2003 primarily due to management’s decision to spend less for advertising and promotion.

          Communications expense for the three months ended September 30, 2004, was $490,000, a decrease of $115,000 or 19.0% from the same period in 2003 due primarily due to management’s effort to control these costs.

          Occupancy costs for the three months ended September 30, 2004 were $267,000, a decrease of $10,000 or 3.6% from the same period in 2003. This decrease was primarily due to the combining of the Company’s Boca Raton office with Your Discount Broker’s, Inc. (“YDB”) Boca Raton’s office in the second quarter of 2004.

          Other general and administrative expenses were $1.7 million, an increase of $111,000 or 7.1% from the same period in 2003. This increase was primarily the result of costs relating to the Company entering into the commission recapture business in the third quarter of 2004 and the cost of leasing an additional seat on the New York Stock Exchange as the Company expanded the New York Stock Exchange Floor Operation. These increases were offset in part by the absence in 2004 of the $149,000 expenditures in 2003 for the development of products relating to the JBS.

          For the three months ended September 30, 2004 and 2003, the Company recorded a provision for taxes of $305,000 and $60,000, respectively, due to the Company’s income before income tax of $727,000 and $175,000, respectively.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

          Total revenues for the nine months ended September 30, 2004 were $20.4 million, an increase of $2.1 million or 11.7% from the same period in 2003.

          Commission and fee income for the nine months ended September 30, 2004 was $17.0 million, an increase of $2.3 million or 15.9% from the same period in 2003 due to higher trading volume and increased margin debit balances maintained by the Company’s retail customer base.

          Investment banking revenues for the nine months ended September 30, 2004 were $951,000, an increase of $20,000 or 2.2% from the same period in 2003 due to more activity in the new issue market.

          Income from the Company’s equity investment in SBS, for the nine months ended September 30, 2004 was $1,532,000 compared to income of $1,704,000, a decrease of $172,000 or 10.1% from the same period in 2003. This decrease was due to decreased activity in the municipal bond market in the first and second quarter of 2004.

          Trading profits were $593,000 for the nine months ended September 30, 2004, a decrease of $24,000 or 3.9% over the same period in 2003 due to an overall decrease in trading margins.

          Interest and dividends for the nine months ended September 30, 2004 were $302,000, a decrease of $26,000 or 7.9% from the same period in 2003 primarily due to lower interest rates and maturing of municipal bonds that provided higher yields.

          Total expenses for the nine months ended September 30, 2004 were $18.5 million, an increase of $320,000 or 1.8% from the same period in 2003.

          Employee compensation and benefit costs for the nine months ended September 30, 2004 were $7.8 million, an increase of $1,355,000 or 21.0% from the same period in 2003. This increase was primarily due to an increase in bonus accruals, the hiring of the Company’s General Counsel and the expansion of the Company’s Capital Markets Group and New York Stock Exchange Floor Operations.

          Clearing and floor brokerage costs for the nine months ended September 30, 2004 were $2.7 million, a decrease of $259,000 or 8.7% from the same period in 2003 primarily due to increased volume of trade executions, offset by a one time commission rebate of $800,000 from the Company’s clearing firm.

          Advertising and promotion expenses for the nine months ended September 30, 2004 were $894,000, a decrease of $69,000 or 7.2% from the same period in 2003 primarily due to management’s decision to spend less for advertising and promotion.

          Communications expense for the nine months ended September 30, 2004, was $1.8 million, a decrease of $318,000 or 15.2% from the same period in 2003 due primarily management’s effort to control these costs.

          Occupancy costs for the nine months ended September 30, 2004 were $802,000, a decrease of $40,000 or 4.8% from the same period in 2003. This decrease was primarily due to the closing of the YDB office in Aventura, Florida in 2003 and the combining of the Company’s Boca Raton office with YDB’s Boca Raton office into a larger branch, in the second quarter of 2004.

          Other general and administrative expenses were $4.4 million, a decrease of $373,000 or 7.8% from the same period in 2003. This decrease was primarily due to the elimination of product development costs relating to the JBS offset by costs relating to the Company entering into the commission recapture business in the third quarter of 2004 and the cost of leasing an additional seat on the New York Stock Exchange as the Company expanded the New York Stock Exchange Floor Operation.

          For the nine months ended September 30, 2004 and 2003, the Company recorded a provision for taxes of $828,000 and $22,000, respectively, due to the Company’s income before income tax of $1.9 million and $89,000, respectively.

Liquidity and Capital Resources

          The Company’s assets are highly liquid, consisting generally of cash, money market funds and marketable securities. The Company’s total assets at September 30, 2004 were $41.9 million. As of that date, $29.7 million, or 71%, of total assets were regarded by the Company as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At September 30, 2004, Siebert’s regulatory net capital was $15.6 million, $15.3 million in excess of its minimum capital requirement of $250,000.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Part I-Item 1 “Notes to Consolidated Financial Statements-Intuit Lawsuit Update” with respect to the Company’s lawsuit against Intuit Inc which was filed in New York State Supreme Court, County of New York on September 17, 2003, alleging, among other things, Intuit’s breach of contractual obligations, breach of fiduciary duties and misrepresentation and/or fraud, all relating to the Joint Brokerage services conducted under the Strategic Alliance Agreement between Siebert and Intuit.

          The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under The Plan
July 2004 August 2004 September 2004 Total	- 3,014 8,900 11,914	- $3.30 $3.74 $3.63	886,802 889,816 898,716 898,716	113,198 110,184 101,284 101,284

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

Dated: November 15, 2004

By: /s/ Joseph M. Ramos, Jr.
       Joseph M. Ramos, Jr.
       Executive Vice President and Chief Financial Officer
       (principal financial and accounting officer)

Dated: November 15, 2004