Form 10-K
period 2004-12-31
SIEBERT FINANCIAL CORP
filed 2005-03-31
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from   _____________to __________

Commission file number    0-5703

SIEBERT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

NEW YORK	11-1796714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

885 THIRD AVENUE, NEW YORK, NEW YORK	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number	(212) 644-2400

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

NONE	NONE

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The number of shares of the Registrant’s outstanding Common Stock, as of March 9, 2005, was 22,084,587 shares. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004), was $7,362,139.

Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2005, incorporated by reference into Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not statements of historical or current fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from historical results or from any future expressed or implied by such forward looking statements, including without limitation: changes in general economic and market conditions; changes and prospects for changes in interest rates; fluctuations in volume and prices of securities; demand for brokerage and investment banking services; competition within and without the discount brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering greater discounts on commissions than the Company; the prevalence of a flat fee environment; decline in participation in equity or municipal finance underwritings; limited trading opportunities; the method of placing trades by the Company’s customers; computer and telephone system failures; the level of spending by the Company on advertising and promotion; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements.

PART I

ITEM 1. BUSINESS

GENERAL

Siebert Financial Corp. (the “Company”) is a holding company that conducts its retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation (“Siebert”). Muriel Siebert, the first woman member of the New York Stock Exchange, is the Chairwoman and President and owns approximately 90% of the outstanding common stock, par value $.01 per share (the “Common Stock”) of the Company.

The Company’s principal offices are located at 885 Third Avenue, New York, New York 10022, and its phone number is (212) 644-2400. The Company’s Internet address is www.siebertnet.com. The Company’s SEC filings are available through its website, where you are able to obtain copies of the Company’s public filings free of charge. The Company’s Common Stock trades on the Nasdaq National Market under the symbol “SIEB”.

BUSINESS OVERVIEW

Siebert’s principal activity is providing Internet and traditional discount brokerage and related services to retail investors and, through its wholly owned subsidiary, Siebert Woman’s Financial Network, Inc (“WFN”), engages in providing products, services and information all uniquely devoted to woman’s financial needs. Through its Capital Markets division, Siebert also offers institutional clients equity execution services on an agency basis, as well as equity and fixed income underwriting and investment banking services. The Company believes that it is the largest Woman-Owned Business Enterprise (“WBE”) in the capital markets business in the country. In addition, Siebert, Brandford, Shank & Co., LLC (“SBS”), a company in which Siebert holds a 49% ownership interest, is the largest Minority and Women’s Business Enterprise (“MWBE”) in the tax-exempt underwriting business in the country.

THE RETAIL DIVISION

DISCOUNT BROKERAGE AND RELATED SERVICES. Siebert became a discount broker on May 1, 1975, a date that would later come to be known as “May Day.” Siebert believes that it has been in business and a member of The New York Stock Exchange, Inc. (the “NYSE”) longer than any other discount broker. In 1998, Siebert began to offer its customers access to their accounts through SiebertNet, its Internet website. Siebert’s focus in its discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including trading through a broker on the telephone, through a wireless device or via the Internet, at commissions that are substantially lower than those of full-commission firms and competitive with the national discount brokerage firms. Siebert clears its securities transactions on a fully disclosed basis through National Financial Services Corp. (“NFS”), a wholly owned subsidiary of Fidelity Investments.

Siebert serves investors who make their own investment decisions. Siebert seeks to assist its customers in their investment decisions by offering a number of value added services, including easy access to account information. Siebert’s representatives are available to assist customers with information via toll-free 800 service Monday through Friday between 7:30 a.m. and 7:30 p.m. Eastern Time. Through its SiebertNet, Mobile Broker, inter-active voice recognition and Siebert MarketPhone services, 24-hour access is available to customers.

INDEPENDENT RETAIL EXECUTION SERVICES. Siebert offers what it believes to be the best possible trade executions for customers. Siebert does not make markets in securities, nor does it take positions against customer orders.

Siebert’s listed orders are routed in a manner intended to afford its customers the opportunity for price improvement on all orders. Through a service called NYSE Prime™, Siebert also has the ability to document to customers all price improvements received on orders executed on the NYSE when orders are filled at better than the National Best Bid/Offer.

Siebert’s over the counter orders are executed through a network of Nasdaq market makers with no single market maker executing all trades. The firm also offers customers execution services through Nasdaq’s SelectNet™ and Reuters’ Instinet™ systems for an additional fee. These systems give customers access to all Electronic Communication Networks listed on SelectNet™ and to Instinet™ before and after regular market hours. Siebert believes that its over-the counter executions afford its customers the best possible opportunity for consistent price improvement.

Customers may also indicate online interest in buying or selling fixed income securities, including municipal bonds, corporate bonds, mortgage-backed securities, Government Sponsored Enterprises, Unit Investment Trusts or Certificates of Deposit. These transactions are serviced by registered representatives.

RETAIL CUSTOMER SERVICE. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers, at no additional charge, with personal service via toll-free access to dedicated customer support personnel for all of its products and services. Customer service personnel are located in each of Siebert’s branch offices. Siebert presently has retail offices in New York, New York, Jersey City, New Jersey, Boca Raton, Surfside, Palm Beach and Naples, Florida and Beverly Hills, California. Siebert uses a proprietary Customer Relationship Management System that enables representatives, no matter where located, to view a customer’s service requests and the response thereto. Eventually, it is intended that this system will also allow customers to enter their requests directly into the system and track the response. Siebert’s telephone system permits the automatic routing of calls to the next available agent having the appropriate skill set.

RETIREMENT ACCOUNTS. Siebert offers customers a variety of self-directed retirement accounts for which it acts as agent on all transactions. Custodial services are provided through an affiliate of NFS, the firm’s clearing agent, which also serves as trustee for such accounts. Each IRA, SEP IRA, ROTH IRA, 401(k) and KEOGH account can be invested in mutual funds, stocks, bonds and other investments in a consolidated account.

CUSTOMER FINANCING. Customers margin accounts are carried through Siebert’s clearing agent, lends customers a portion of the market value of certain securities held in the customer’s account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin, short sale or any transaction, Siebert assumes the risk of its customers’ failure to meet their obligations in the event of adverse changes in the market value of the securities positions. Both Siebert and its clearing agents reserve the right to set margin requirements higher than those established by the Federal Reserve Board.

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

INFORMATION AND COMMUNICATIONS SYSTEMS. Siebert’s operations rely heavily on information processing and communications systems which are provided by Siebert’s clearing agent. The system for processing securities transactions is highly automated. Registered representatives utilize personal computer workstations to access customer account information, obtain securities prices and related information and enter and confirm orders through dedicated lines to Siebert’s clearing agents.

Siebert maintains a computer network to support its customer service messaging systems, as well as other applications such as record keeping and direct customer access to marketing information. Through its clearing agents, Siebert’s computers are linked to the major registered United States securities exchanges, the National Securities Clearing Corporation and The Depository Trust Company. Failure of Siebert’s redundant private lines local area networks or communication systems for a significant period of time could limit the ability to process a large volume of transactions accurately and rapidly. This could result in Siebert being unable to satisfy its obligations to customers and other securities firms, and in such an event could result in regulatory violations. External events, such as an earthquake or massive power failure, loss of redundant external information feeds, such as security price information, as well as massive internal malfunctions, could render part or all of such systems inoperative.

To enhance the reliability of its systems and backup data, Siebert maintains redundancies, backup plans and recovery functions including backup trading facilities.

Siebert’s communications systems include a voice system that allows calls to be answered by the next available agent having the appropriate skill set for the incoming call. Data is delivered to branches over a frame relay system and is backed up by an ISDN network. Call center software provides statistical reports, such as time on hold, duration of calls and the number of calls handled by each agent. The vendor of the communications system monitors these systems on a twenty-four hour a day, seven day a week basis and can make software repairs remotely.

CURRENT DEVELOPMENTS

In February 2004, Siebert agreed to acquire certain retail discount brokerage accounts from Wall Street Discount Corp. These accounts were transferred to Siebert in April 2004.

In June 2004, Siebert expanded its Capital Markets Group (“SCM”) and New York Stock Exchange (“NYSE”) Floor Operations. SCM provides high-quality brokerage service to both institutional investors and issuers of equity and fixed-income securities. The NYSE Floor Operation provides institutional investors with direct access to Siebert’s trading professionals in the NYSE floor.

Siebert filed a lawsuit against Intuit, Inc. (“Intuit”), in New York State Supreme Court on September 17, 2003 (the “Intuit Lawsuit”), seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration was denied in a decision of the Supreme Court dated January 7, 2004. Intuit’s motion to reargue the Court’s decision was denied by the Court in a decision dated June 7, 2004. Intuit appealed both decisions to the Appellate Division of the Supreme Court. By a unanimous decision and order dated October 28, 2004, the Appellate Division affirmed the lower Court’s January 7, 2004 decision, denying Intuit’s motion to compel arbitration and stay litigation. By further order of the Appellate Division dated January 4, 2005, Intuit’s motion for reargument or for leave to appeal to the Court of Appeals was denied. On February 7, 2005, Intuit made a motion directly to the Court of Appeals for leave to appeal to that Court from the Appellate Division’s order of October 28, 2004. Intuit’s motion and Siebert’s answering papers were submitted to the Court of Appeals for decision on February 22, 2005. By a decision announced on March 29, 2005, the court of Appeals denied Intuit’s motion for leave to appeal, thereby ending any controversy over Siebert’s right to litigate in court rather than arbitrate. In addition, Intuit has also moved in the Supreme Court, on February 4, 2005, to dismiss five of the six causes of action asserted by Siebert in the Intuit Lawsuit. Siebert’s answering papers and Intuit’s reply papers on that motion are scheduled to be submitted to the Supreme Court on April 11, 2005.

As previously disclosed, Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”). Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should be returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit and that the ultimate result of this matter will not have a material adverse effect on result of operations or financial positions. Siebert has decided not to commence proceedings against Pershing at the present time. As a result, Siebert has charged the $1,500,000 advance to Pershing against income in the fourth quarter of 2004 since recent communication indicated that Pershing and the Company cannot resolve this matter.

On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through December 31, 2004, 901,616 shares have been purchased at an average price of $4.54 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

THE CAPITAL MARKETS DIVISION

In 1991, Siebert created its Capital Markets Group (“SCM”) division, which serves as a co-manager, underwriting syndicate member, or selling group member on a wide spectrum of securities offerings for corporations and Federal agencies.

Principal activities of the Capital Markets Division are investment banking and institutional equity execution services. In June 2004, Siebert expanded its SCM and New York Stock Exchange (“NYSE”) Floor Operations. SCM provides high-quality brokerage service to both institutional investors and issuers of equity and fixed-income securities. The NYSE Floor Operation provides institutional investors with direct access to Siebert’s trading professionals on the NYSE floor.

During 1996, Siebert formed the Siebert, Brandford, Shank division of the investment banking group to enhance the activities of Siebert’s tax exempt underwriting. The operations of the Siebert, Brandford, Shank division were moved on July 1, 1998, to a newly formed entity, SBS. Two individuals, Mr. Napoleon Brandford and Ms. Suzanne F. Shank, own 51% of the equity and are entitled to 51% of the net profits of SBS and Siebert is entitled to the balance. Through its investment in SBS, Siebert has become a more significant factor in the tax exempt underwriting area, and expects to enhance its government and institutional relationships, as well as the breadth of products that can be made available to retail clients. During 2004, SBS served as the lead manager of over $2 billion of negotiated municipal new issues and served as a co-manager in over $66 billion of negotiated municipal new issues.

Since its inception, the Siebert, Brandford, Shank division and its successor SBS have co-managed offerings of approximately $317 billion and lead managed offerings of approximately $12 billion. Clients include the States of California, Texas, Washington, Ohio and Michigan and the Cities of Chicago, Detroit, Los Angeles, Houston, Dallas, Denver and St. Louis.

SBS operates out of offices in San Francisco, New York, Seattle, Houston, Chicago, Detroit, Los Angeles, Washington, DC, San Antonio, Anchorage, Miami and Dallas.

Certain risks are involved in the underwriting of securities. Underwriting syndicates agree to purchase securities at a discount from the initial public offering price. An underwriter is exposed to losses on the securities that it has committed to purchase if the securities must be sold below the cost to the syndicate. In the last several years, investment banking firms have increasingly underwritten corporate and municipal offerings with fewer syndicate participants or, in some cases, without an underwriting syndicate. In these cases, the underwriter assumes a larger part or all of the risk of an underwriting transaction. Under Federal securities laws, other laws and court decisions, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered.

ADVERTISING, MARKETING AND PROMOTION

Siebert develops and maintains its retail customer base through printed advertising in financial publications, broadcast commercials over national and local cable TV channels, as well as promotional efforts and public appearances by Ms. Siebert. Additionally, a significant number of the firm’s new accounts are developed directly from referrals by satisfied customers.

COMPETITION

Siebert encounters significant competition from full-commission, online and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations, many of which are significantly larger and better capitalized than Siebert. The reduced volume of trading starting in early 2001 is leading to consolidation in the industry in both the online and traditional brokerage business. Siebert believes that additional competitors such as banks, insurance companies, providers of online financial and information services and others will continue to be attracted to the online brokerage industry as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Some such firms are offering their services over the Internet and have devoted more resources to and have more elaborate websites than Siebert. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert believes that its main competitive advantages are high quality customer service, responsiveness, cost and products offered, the breadth of product line and excellent executions.

REGULATION

The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The Securities and Exchange Commission (“SEC”) is the Federal agency charged with administration of the Federal securities laws. Siebert is registered as a broker-dealer with the SEC, and is a member of the New York Stock Exchange (“NYSE”) and the National Association of Securities Dealers (“NASD”). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which is Siebert’s primary regulator with respect to financial and operational compliance. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Siebert is registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico.

The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including training of personnel, sales methods, trading practices among broker-dealers, uses and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisers. The SEC, self-regulatory organizations and state securities authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders or suspension or expulsion of a broker-dealer or an investment adviser, its officers or its employees.

On March 4, 2005, Siebert consented without admitting or denying guilt to a $45,000 fine and censure by the NYSE due to findings of books-and-records, financial, operational and supervisory deficiencies. This action was based on technical record keeping and administrative deficiencies and there were no complaints from and no losses to any Siebert customers. As the NYSE expressly noted, Siebert had no prior disciplinary history in its 37 years in business.

As a registered broker-dealer and NASD member organization, Siebert is required by Federal law to belong to the Securities Investor Protection Corporation (“SIPC”) which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. The SIPC is funded through assessments on registered broker-dealers. In addition, Siebert, through it’s clearing agent, has purchased from private insurers additional account protection in the event of liquidation up to the net asset value, as defined, of each account. Stocks, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

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

NET CAPITAL REQUIREMENTS

As a registered broker-dealer, Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) (the “Net Capital Rule”), which has also been adopted by the NYSE. Siebert is a member firm of the NYSE and the NASD. The Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required regulatory net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies and, ultimately, may require a firm’s liquidation.

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

Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2004 and 2003, Siebert had net capital of $16.9 million and $15.4 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

EMPLOYEES

As of March 10, 2005, the Company had approximately 103 employees, six of whom were corporate officers. None of the employees is represented by a union, and the Company believes that relations with its employees are good.

ITEM 2. PROPERTIES

Siebert currently maintains seven retail discount brokerage offices. Customers can visit the offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert’s activities are conducted on the Internet or by telephone and mail.

Siebert operates its business out of the following seven leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms

Corporate Headquarters, Retail and
Investment Banking Office
885 Third Ave.
New York, NY 10022	7,828	12/31/06	None

Retail Offices
9693 Wilshire Boulevard
Beverly Hills, CA 90212	1,000	12/31/06	1 year option

4400 North Federal Highway
Boca Raton, FL 33431	2,438	5/31/09	None

111 Pavonia Avenue(1)			5 year option on a
Jersey City, NJ 07310	7,768	6/30/07 and 6/30/09	portion of space

400 Fifth Avenue – South
Naples, FL 33940	1,008	4/30/05	None

240A South County Road
Palm Beach, FL 33480	770	12/31/05	None

9569 Harding Avenue
Surfside, FL 33154	1,150	4/30/07	None

(1) Certain of the Company’s administrative and back office functions are performed at this location.

The Company believes that its properties are in good condition and are suitable for the Company’s operations.

ITEM 3. LEGAL PROCEEDINGS

See Part I-Item 1 “Business-Current Developments” and Part I-Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations” with respect to the Company’s lawsuit against Intuit Inc. which was filed in New York State Supreme Court, County of New York on September 17, 2003 alleging among other things, Intuit’s breach of contractual obligations, breach of fiduciary duties and misrepresentation and/or fraud, all relating to the Joint Brokerage services conducted under the Strategic Alliance Agreement between Siebert and Intuit.

In addition, the Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART  II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Stock Market under the symbol “SIEB”. The high and low sales prices of the Company’s common stock reported by Nasdaq during the following calendar quarters were:

	HIGH	LOW

First Quarter - 2003	$2.77	$2.18

Second Quarter - 2003	$5.40	$2.27

Third Quarter - 2003	$5.40	$4.13

Fourth Quarter - 2003	$4.35	$2.50

First Quarter - 2004	$4.69	$3.41

Second Quarter - 2004	$5.32	$3.64

Third Quarter - 2004	$4.35	$2.74

Fourth Quarter - 2004	$4.20	$2.94

January 1, 2005 - March 11, 2005	$3.95	$3.17

On March 11, 2005, the closing price of the Company’s common stock on the Nasdaq Stock Market was $3.45 per share. There were 155 holders of record of the Company’s common stock and more than 2,500 beneficial owners of common stock on March 5, 2005.

DIVIDEND POLICY

The Company paid no cash dividends to its shareholders in 2004, 2003 and 2002. Ms. Siebert, the majority shareholder of the Company, has waived her right to receive the dividends declared by the Company to date although she intends to participate in dividends declared in the future. The Board of Directors of the Company periodically considers whether to declare dividends. In considering whether to pay such dividends, the Company’s Board of Directors will review the earnings of the Company, its capital requirements, its economic forecasts and such other factors as are deemed relevant. Some portion of the Company’s earnings will be retained to provide capital for the operation and expansion of its business.

Issuer Purchase of Equity Securities

The following table sets forth information regarding the Company’s purchase of its common stock on a monthly basis during the fourth quarter of 2004:

Period	Total Number Of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under The Plan

October 2004	—	—	898,716	101,284

November 2004	600	$3.13	899,316	100,684

December 2004	2,300	$3.09	901,616	98,384

Total	2,900	$3.10	901,616	98,384

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

ITEM 6. SELECTED FINANCIAL DATA
(In thousands except share and per share data)

                                                THE FOLLOWING SELECTED FINANCIAL INFORMATION
                                                SHOULD BE READ IN CONJUNCTION WITH THE
                                                COMPANY’S CONSOLIDATED FINANCIAL
                                                STATEMENTS AND THE RELATED NOTES THERETO.

	2004	2003	2002	2001	2000

Income statement data:
Total Revenues	$28,104	$24,696	$24,104	$32,020	$44,341
Net income (loss)	$533	$123	$(1,633)	$2,488	$7,999

Net income (loss) per share of common stock
Basic	$0.02	$0.01	$(0.07)	$0.11	$0.35
Diluted	$0.02	$0.01	$(0.07)	$0.11	$0.34

Weighted average shares outstanding (basic)	22,113,228	22,305,369	22,403,990	22,438,719	22,886,100
Weighted average shares outstanding (diluted)	22,276,562	22,453,538	22,403,990	22,698,934	23,265,897

Statement of financial condition data (at year-end):

Total assets	$41,560	40,026	$40,451	$42,129	$41,428
Total liabilities excluding subordinated borrowings	$6,460	$4,891	$4,784	$4,829	$4,744
Stockholders’ equity	$35,100	$35,135	$35,667	$37,300	$36,684

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

The overall market conditions improved in 2004 and as a result client activity improved as well. Consequently, customer trading activity increased for the Company, as well as for the entire brokerage industry.

Competition continued to intensify among all types of brokerage firms, including established discount brokers and new firms entering the on-line brokerage business. Electronic trading continues to account for an increasing amount of trading activity, with some firms charging very low trading execution fees that are difficult for any conventional discount firm to meet. Some of these brokers, however, impose asset based charges for services such as mailing, transfers and handling exchanges which the Company does not currently impose, and also direct their orders to market makers where they have a financial interest. Continued competition could limit the Company’s growth or even lead to a decline in the Company’s customer base, which would adversely affect its results of operations. Industry-wide changes in trading practices, such as the New York Stock Exchange’s Hybrid Market proposal and the increasing use of Electronic Communications Networks, are expected to put continuing pressure on commissions/fees earned by brokers while increasing volatility.

On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company’s common stock. Under this program, shares are purchased from time to time, at the Company’s discretion, in the open market and in private transactions. Through March 14, 2005, 901,616 shares have been purchased at an average price of $4.54 per share.

The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and the prospect of changes in interest rates, and demand for brokerage and investment banking services, all of which can affect the Company’s profitability. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

Siebert filed a lawsuit against Intuit, Inc. (“Intuit”), in New York State Supreme Court on September 17, 2003 (the “Intuit Lawsuit”), seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration was denied in a decision of the Supreme Court dated January 7, 2004. Intuit’s motion to reargue the Court’s decision was denied by the Court in a decision dated June 7, 2004. Intuit appealed both decisions to the Appellate Division of the Supreme Court. By a unanimous decision and order dated October 28, 2004, the Appellate Division affirmed the lower Court’s January 7, 2004 decision, denying Intuit’s motion to compel arbitration and stay litigation. By further order of the Appellate Division dated January 4, 2005, Intuit’s motion for reargument or for leave to appeal to the Court of Appeals was denied. On February 7, 2005, Intuit made a motion directly to the Court of Appeals for leave to appeal to that Court from the Appellate Division’s order of October 28, 2004. Intuit’s motion and Siebert’s answering papers were submitted to the Court of Appeals for decision on February 22, 2005. By a decision announced on March 29, 2005, the court of Appeals denied Intuit’s motion for leave to appeal, thereby ending any controversy over Siebert’s right to litigate in court rather than arbitrate. In addition, Intuit has also moved in the Supreme Court, on February 4, 2005, to dismiss five of the six causes of action asserted by Siebert in the Intuit Lawsuit. Siebert’s answering papers and Intuit’s reply papers on that motion are scheduled to be submitted to the Supreme Court on April 11, 2005.

CRITICAL ACCOUNTING POLICIES

The Company generally follows accounting policies standard in the brokerage industry and believes that its policies appropriately reflect its financial position and results of operations. Management has identified the use of “estimates” as its critical policy. The estimates relate primarily to revenue and expense items in the normal course of business as to which the Company receives no confirmations, invoices, or other documentation, at the time the books are closed for a period. The Company uses its best judgment, based on its knowledge of revenue transactions and expenses incurred, to estimate the amount of such revenue and expenses. The Company is not aware of any material differences between the estimates used in closing its books for the last five years and the actual amounts of revenue and expenses incurred when the Company subsequently receives the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of intangibles assets, and the fair market value of intangible assets. Management believes that its estimates are reasonable.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004 COMPARED TO
YEAR ENDED DECEMBER 31, 2003

REVENUES. Total revenues for 2004 were $28.1 million, an increase of $3.4 million, or 13.8%, from 2003. Commission and fee income increased $3.3 million, or 16.3%, from the prior year to $23.8 million due to increased trading volume and higher margin debit balances maintained by the Company’s retail customer base in 2004.

Investment banking revenues increased $277,000, or 25.5%, from the prior year to $1.4 million in 2004 due to an increase in activity in the new issue market and the addition of new capital markets personnel.

Income from the Company’s investment in Siebert, Brandford, Shank & Co., LLC (“SBS”) for 2004 was $1.7 million compared to income of $1.9 million for the prior year. This decrease in profits was due in part to the decreased number of municipal bond offerings managed or co-managed by SBS.

Trading profits decreased $43,000, or 5.4%, from the prior year to $761,000 primarily due to decreased trading in municipal, government and corporate bonds within the Company’s riskless trading group.

Income from interest and dividends increased $20,000, or 4.4%, from the prior year to $470,000 primarily due to interest earned on a $25 million subordinated loan obtained from the Company’s clearing firm that was required by an issuer to participate in its initial public offering, and higher interest rates offset by the maturing of municipal bonds that provided higher yields.

EXPENSES. Total expenses for 2004 were $27.1 million, an increase of $2.6 million, or 10.7%, from the prior year.

Employee compensation and benefit costs increased $2.4 million, or 27.7%, from the prior year to $11.1 million primarily due to the hiring of the Company’s General Counsel, the expansion of the Company’s Capital Markets Group and the New York Stock Exchange Floor Operation and increase in bonus accruals.

Clearing and floor brokerage fees decreased $29,000, or 0.07%, from the prior year to $4.24 million primarily due to a one time commission rebate of $ 800,000 from the Company’s clearing firm offset by the increased volume of trade executions.

Advertising and promotion expense decreased $251,000, or 18.5%, from the prior year to $1.1 million primarily due to management’s decision to spend less for advertising and promotion.

Communications expense decreased $507,000, or 17.9%, from the prior year to $2.3 million primarily due to management’s effort to control and maintain these costs.

Occupancy costs decreased $56,000, or 5.0%, from the prior year to $1.1 million principally due to the combining of the Company’s Boca Raton office with Your Discount Broker, Inc’s Boca Raton office into a larger branch.

Other general and administrative expenses decreased $482,000, or 7.8%, from the prior year to $5.7 million primarily due to the elimination of product development costs relating to the JBS offset by costs relating to the Company entering into the commission recapture business and the cost of leasing an additional seat on the New York Stock Exchange as the Company expanded the New York Stock Exchange Floor Operation.

Taxes. The provision for income taxes increased by $380,000, or 542.9% from the prior year to $450,000 due to an increase in net income before tax to $983,000 in 2004 from $193,000 in 2003.

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

Income from the Company’s investment in Siebert, Brandford, Shank & Co., LLC (“SBS”) for 2003 was $1.9 million compared to income of $1.8 million for the prior year. This increase in profits was due in part to the increased number of municipal bond offerings managed or co-managed by SBS as interest in municipal bonds increased and SBS’s share of the municipal bond underwriting market increased.

Trading profits decreased $46,000, or 5.4%, from the prior year to $804,000 primarily due to decreased trading in municipal, government and corporate bonds within the Company’s proprietary and riskless trading group.

Income from interest and dividends decreased $188,000, or 29.5%, from the prior year to $450,000 primarily due to lower yields on money market funds held by the Company during 2003.

EXPENSES. Total expenses for 2003 were $24.5 million, a decrease of $2.8 million, or 10.3%, from the prior year.

Employee compensation and benefit costs decreased $459,000, or 5.0%, from the prior year to $8.7 million primarily due to a decrease in the number of employees and a decrease in discretionary bonuses offset, in part, by an increase in employee expenses of $174,000 due to Siebert’s participation in the JBS with Intuit described above.

Clearing and floor brokerage fees increased $570,000, or 15.4%, from the prior year to $4.3 million due to the increased volume of trades executed.

Advertising and promotion expense decreased $1.5 million, or 53.2%, from the prior year to $1.4 million primarily due to management’s decision to spend less for advertising and promotion. Approximately $255,000 of total advertising and promotion expenses related directly to Siebert’s participation in the JBS with Intuit.

Communications expense increased $527,000, or 22.8%, from the prior year, to $2.8 million primarily due higher volume of call traffic and quotes usage by our customers and $367,000 relating to Siebert’s participation in the JBS.

Occupancy costs increased $199,000, or 21.5%, from the prior year to $1.1 million principally due to the temporary rental addition of office space in Boca Raton, Florida, previously occupied by Your Discount Broker Inc. (“YDB”), as well as an increase in occupancy costs of $51,000 relating to the JBS.

General and administrative. Other general and administrative expenses decreased $2.1 million, or 25.5%, from the prior year to $6.2 million primarily due to the expensing of non-recurring start-up costs for the JBS of an advisory fee of $1 million and legal fees of $392,000 in 2002 as well as a decrease in research and development costs relating to the JBS of $648,000 in 2003.

Taxes. The provision for income taxes of $70,000 for 2003 is a result of a income before taxes of $193,000 compared to net loss before income tax of $3.2 million in 2002 and a benefit for income taxes $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. The Company’s total assets at December 31, 2004 were $42 million, of which, $31.5 million, or 76%, were regarded by the Company as highly liquid.

Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2004, Siebert’s regulatory net capital was $16.9 million, $16.6 million in excess of its minimum capital requirement of $250,000.

Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”). Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should be returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit and that the ultimate result of this matter will not have a material adverse effect on result of operations or financial positions. Siebert has decided not to commence proceedings against Pershing at the present time. As a result, Siebert has charged the $1,500,000 advance to Pershing against income in the fourth quarter of 2004 since recent communication indicated that Pershing and the Company cannot resolve this matter.

In August 2004, Siebert participated as an underwriter in the Google, Inc. initial public offering. To participate as an underwriter, the lead Investment Banks (the “Banks”) requested that each underwriter provide the Banks with a $25 million Letter of Credit on behalf of each underwriter in favor of the Banks. To obtain the Letter of Credit, Siebert entered into a Temporary Subordinated Loan Agreement with NFS. On August 6, 2004, Siebert obtained a Letter of Credit for $25 million and terminated the Letter of Credit and paid the Temporary Subordinated Loan Agreement with NFS on September 15, 2004

The Company also intends to acquire additional shares of its common stock pursuant to its share buy back program.

Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to loan to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts obligated to be loaned by Siebert under the facility are reflected on the Company’s balance sheet as “cash equivalents - restricted”. SBS pays Siebert interest on this amount at the rate of 8% per annum. The facility expires on August 31, 2005, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Below is a table that presents the Company’s obligations and commitments at December 31, 2004:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five YEars
Contractual Obligations
Operating lease obligations	$ 2,566,000	$850,000	$1,167,000	$549,000	$0

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS HELD FOR TRADING PURPOSES:

Through Siebert, the Company maintains inventories in exchange-listed and Nasdaq equity securities and municipal securities on both a long and short basis. The fair value of all long and short positions held by Siebert at December 31, 2004 was zero. The Company does not engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity, except for Siebert’s obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 8% per annum. Siebert earned interest of $120,000 from SBS in each of the years that Siebert’s commitment has been outstanding.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

This information is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2005.

(b) Identification of Executive Officers

NAME	AGE	POSITION

Muriel F. Siebert	72	Chairwoman and President

Nicholas P. Dermigny	47	Executive Vice President and
		Chief Operating Officer

Ameen Esmail	46	Executive Vice President and
		Director of Business Development

Joseph M. Ramos, Jr.	46	Executive Vice President and
		Chief Financial Officer

Jeanne Rosendale	40	Executive Vice President and
		General Counsel

Daniel Iesu	45	Secretary

Certain information regarding each executive officer’s business experience is set forth below.

MURIEL F. SIEBERT has been Chairwoman, President and a director of Siebert since 1967 and the Company since November 8, 1996. Ms. Siebert became the first woman member of the New York Stock Exchange on December 28, 1967 and served as the first woman Superintendent of Banks of the State of New York from 1977 to 1982. She is director of the New York State Business Council and the Boy Scouts of Greater New York. She is the founder and past president of the International Woman’s Forum, a member of the State of New York Commission on Judicial Nomination and on the executive committee of the Economic Club of New York.

NICHOLAS P. DERMIGNY has been Executive Vice President and Chief Operating Officer of Siebert since joining the firm in 1989 and of the Company since November 8, 1996. Prior to 1993, he was responsible for Siebert’s retail division. Mr. Dermigny became an officer and director of the Company on November 8, 1996.

AMEEN ESMAIL has been Executive Vice President and Director of Business Development since July 3, 2003. From 1984 to 1996, Mr. Esmail served as an Executive Vice President of Siebert. From 1996 to 2003, Mr. Esmail worked as an independent consultant servicing the financial securities industry. Mr. Esmail earned a MBA from New York University’s Stern’s Graduate School of Business in 2000.

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

JEANNE M. ROSENDALE has been Executive Vice President, General Counsel of Siebert since May 3, 2004. From February 2003 to April 2004, Ms. Rosendale served as Global Director Compliance for Knight Equity Markets. From 2001 through the end of 2002, Ms. Rosendale served as Managing Director, General Counsel and Chief Compliance Officer for TD Securities (USA) Inc. Ms. Rosendale’s background likewise includes senior level legal positions with Citigroup and the law firm Weil Gotshal & Manges, LLP. Ms. Rosendale received both her B.A. and J.D., with honors, from Fordham University. She is active in various industry groups such as the SIA, the Bond Market Association, the LSTA and ISDA.

DANIEL IESU has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

(c)           Compliance with Section 16(a) of the Exchange Act

This information is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2005.

(d)           Code of Ethics

The Company has adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company performing similar functions. This financial code of ethics is posted on our website. The Internet address for the Company’s website is http://www.siebertnet.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by either filing a Form 8-K or posting such information on our website, at the address and location specified above, within five business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(a) The following documents are filed as part of this report:

1.	Financial Statements

The consolidated Financial statements for the year ended December 31, 2004 commence on page F-1 of this report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Siebert Financial Corp,

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and its wholly subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility  of the Company’s management. Our responsibility is to express an opinion on these consolidated  financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and its wholly owned subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

Eisner LLP

New York, New York
March 22, 2005

With respect to Note B
March 29, 2005

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	DECEMBER 31,

	2004	2003

ASSETS
Cash and cash equivalents	$28,748,000	$24,732,000
Cash equivalents - restricted	1,300,000	1,300,000
Receivable from clearing broker	2,371,000	1,487,000
Advance to clearing broker		1,500,000
Securities owned, at market value		1,226,000
Furniture, equipment and leasehold improvements, net	1,305,000	1,863,000
Investment in and advances to affiliate	3,779,000	3,212,000
Prepaid expenses and other assets	1,539,000	1,807,000
Intangibles, net	2,017,000	2,346,000
Deferred taxes	501,000	553,000

	$41,560,000	$40,026,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:

Securities sold, not yet purchased, at market value		$6,000
Accounts payable and accrued liabilities	6,460,000	4,885,000

	6,460,000	4,891,000

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 22,983,917 shares issued and 22,082,301 outstanding at December 31, 2004 and 22,983,917 shares issued and 22,222,014 shares outstanding at
December 31, 2003	229,000	229,000
Additional paid-in capital	17,931,000	17,931,000
Retained earnings	21,033,000	20,500,000
Less: 901,616 at December 31, 2004 and 761,903 shares of treasury stock,
at December 31, 2003, at cost	(4,093,000)	(3,525,000)

	35,100,000	35,135,000

	$41,560,000	$40,026,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2004	2003	2002

Revenue:
Commissions and fees	$23,798,000	$20,456,000	$19,366,000
Investment banking	1,363,000	1,086,000	1,478,000
Trading profits	761,000	804,000	850,000
Income from equity investee	1,712,000	1,900,000	1,772,000
Interest and dividends	470,000	450,000	638,000

	28,104,000	24,696,000	24,104,000

Expenses:
Employee compensation and benefits	11,138,000	8,722,000	9,181,000
Clearing fees, including floor brokerage	4,242,000	4,271,000	3,701,000
Advertising and promotion	1,107,000	1,358,000	2,900,000
Communications	2,331,000	2,838,000	2,311,000
Occupancy	1,067,000	1,123,000	924,000
Interest	28,000	1,000	1,000
Write off of advance to clearing broker	1,500,000
Other general and administrative	5,708,000	6,190,000	8,304,000

	27,121,000	24,503,000	27,322,000

Income (loss) before provision (benefit) for income taxes	983,000	193,000	(3,218,000)
Provision (benefit) for income taxes	450,000	70,000	(1,585,000)

Net income (loss)	$533,000	$123,000	$(1,633,000)

Net income (loss) per share of common stock - basic	$0.02	$0.01	$(0.07)
Net income (loss) per share of common stock - diluted	$0.02	$0.01	$(0.07)

Weighted average shares outstanding - basic	22,113,228	22,305,369	22,403,990
Weighted average shares outstanding - diluted	22,276,562	22,453,538	22,403,990

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	COMMON STOCK

	NUMBER OF SHARES	$.01 PAR VALUE	ADDITIONAL PAID -IN CAPITAL	RETAINED EARNINGS

BALANCE - JANUARY 1, 2002	22,932,047	$229,000	$17,796,000	$22,010,000
Net loss				(1,633,000)
Treasury share purchases
Issuance of shares in connection with
exercise of employee stock options	36,120		84,000	—

BALANCE - DECEMBER 31, 2002	22,968,167	229,000	17,880,000	20,377,000
Net income				123,000
Treasury share purchases
Issuance of shares in connection with
exercise of employee stock options	15,750		36,000
Tax benefit arising from exercise of employees
stock option			15,000

BALANCE - DECEMBER 31, 2003	22,983,917	229,000	17,931,000	20,500,000
Net income				533,000
Treasury share purchases

BALANCE - DECEMBER 31, 2004	22,983,917	$229,000	$17,931,000	$21,033,000

(Table Continued)

	TREASURY STOCK

	NUMBER OF SHARES	AMOUNT	TOTAL

BALANCE - JANUARY 1, 2002	542,800	$(2,735,000)	$37,300,000
Net loss			(1,633,000)
Treasury share purchases	29,600	(84,000)	(84,000)
Non-cash compensation in connection with
Issuance of shares in connection with exercise
of employee stock options			84,000

BALANCE - DECEMBER 31, 2002	572,400	(2,819,000)	35,667,000
Net income			123,000
Treasury share purchases	189,503	(706,000)	(706,000)
Issuance of shares in connection with
exercise of employee stock options			36,000
Tax benefit arising from exercise of employees
stock options			15,000

BALANCE - DECEMBER 31, 2003	761,903	(3,525,000)	35,135,000
Net income			533,000
Treasury share purchases	139,713	(568,000)	(568,000)

BALANCE - DECEMBER 31, 2004	901,616	$(4,093,000)	$35,100,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$533,000	$123,000	$(1,633,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,464,000	1,778,000	1,718,000
Income from equity investee	(1,712,000)	(1,900,000)	(1,772,000)
Tax benefit of exercised employee stock options		15,000
Deferred taxes	52,000	293,000	(1,335,000)
Write-off of advance to clearing broker	1,500,000
Changes in:
Securities owned, at market value	1,226,000	3,999,000	854,000
Receivable from clearing broker	(884,000)	(387,000)	472,000
Prepaid expenses and other
assets	268,000	9,000	(963,000)
Securities sold, not yet
purchased, at market value	(6,000)	6,000	(4,000)
Accounts payable and accrued liabilities	1,575,000	101,000	448,000

Net cash provided by (used in) operating activities	4,016,000	4,037,000	(2,215,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of intangibles	(400,000)	(1,150,000)	(1,045,000)
Return of deposit on equipment		241,000
Advance to clearing broker		(1,500,000)
Purchase of furniture, equipment and leasehold improvements	(177,000)	(160,000)	(1,638,000)
(Payment) collection of advances made to equity investee	(86,000)	(7,000)	43,000
Distribution from equity investee	1,231,000	1,443,000	1,683,000

Net cash provided (used in) by investing activities	568,000	(1,133,000)	(957,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of treasury shares	(568,000)	(706,000)	(84,000)
Proceeds from exercise of options	0	36,000	84,000

Net cash used in financing activities	(568,000)	(670,000)	0

Net increase (decrease) in cash and cash equivalents	4,016,000	2,234,000	(3,172,000)
Cash and cash equivalents - beginning of year	24,732,000	22,498,000	25,670,000

Cash and cash equivalents - end of year	$28,748,000	$24,732,000	$22,498,000

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$28,000	$1,000	$1,000
Income taxes	$741,000	$61,000	$279,000

NONCASH INVESTING AND FINANCING ACTIVITIES:

Tax benefit of employee stock options		$15,000

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]               ORGANIZATION AND BASIS OF PRESENTATION:

Siebert Financial Corp. (“Financial”), through its wholly owned subsidiary, Muriel Siebert & Co., Inc. (“Siebert”), engages in the business of providing discount brokerage services for customers, investment banking services for institutional clients and trading securities for its own account, and, through its wholly owned subsidiary, Siebert Women’s Financial Network, Inc. (“WFN”), engages in providing products, services and information all uniquely devoted to women’s financial needs. All significant intercompany accounts and transactions have been eliminated. Financial, Siebert and WFN collectively are referred to herein as the “Company”.

The municipal bond investment banking business is being conducted by Siebert Brandford Shank & Co., LLC (“SBS”), an investee, which is accounted for by the equity method of accounting (see Note C). The equity method provides that Siebert record its share of SBS’s earnings or losses.

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

[4]               FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Property and equipment is stated at cost and depreciation is calculated using the straight-line method over the lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the estimated useful life or period of the lease.

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

[8]           EARNINGS PER SHARE:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding shares during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 2004 and 2003 amounted to 163,334 and 148,169 additional shares, respectively, added to the basic weighted average outstanding shares of 22,113,228 and 22,305,369 in 2004 and 2003, respectively. The Company recognized a net loss for the year ended December 31, 2002. Accordingly, basic and diluted loss per common share are the same as the effect of dilutive securities would be anti-dilutive to loss per share. Potentially dilutive securities consisting of outstanding options at December 31, 2004, 2003 and 2002 amounted to 1,888,350, 1,802,930 and 1,855,260, respectively.

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

Any outstanding amounts under the note bear interest at 8% per annum and are repayable on August 31, 2006.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11]   STOCK-BASED COMPENSATION:

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, (Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to SFAS 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company’s net income (loss) and income (loss) per share for the years ended December 31, 2004, 2003 and 2002 would have decreased (increased) to the pro forma amounts as follows:

	YEAR ENDED DECEMBER 31,

	2004	2003	2002

Net income (loss), as reported	$533,000	$123,000	$(1,633,000)
Stock-based employee compensation determined
under APB 25	—	—	—
Stock-based employee compensation determined
under the fair value based method, net of tax effect	(332,000)	(759,000)	(1,647,000)

Pro forma net (loss) income	$201,000	$(636,000)	$(3,280,000)

Net (loss) income per share - basic:

As reported	$.02	$.01	$(.07)
Pro forma	$.01	$(.03)	$(.15)
Net (loss) income per share - diluted:

As reported	$.02	$.01	$(.07)
Pro forma	$.01	$(.03)	$(.15)

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk free interest rate	3.71%	4.00%	4.00%
Expected life of options in years	7.78	10.00	10.00
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	52.00%	72.00%	82.00%

Weighted average fair value	$3.01	$3.09	$3.50

[12]   START-UP COSTS:

Start-up costs consist principally of advisory and legal fees and costs relating to the development and marketing of a joint brokerage service with Intuit, Inc. (the “JBS”). In accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-5, start-up costs were expensed as incurred in 2002. Siebert separately incurred other start-up costs for an advisory fee of $1,000,000 and legal fees of $392,000.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[13]   INTANGIBLES:

Purchased intangibles are principally being amortized using the straight-line method over an estimated useful life of three to five years.

[14]   VALUATION OF LONG-LIVED ASSETS:

The Company evaluates the recoverability of its long-lived assets and requires the recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the estimated future undiscounted cash flows attributable to these assets. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. Should impairment exist, the impairment loss would be measured based on the excess of the carrying value of the assets over the assets’ fair value.

[15]   NEW ACCOUNTING STANDARDS:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which replaces FAS 123 and supercedes APB No.25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R beginning July 1, 2005. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting FAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosure under FAS123.  We have not yet determined the impact of FAS 123R on our compensation policies or plans, if any.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). FAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt FAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. We have not yet determined if FAS No. 153 will have an impact on our results of operation or financial position.

NOTE B – INTUIT LAWSUIT UPDATE:

Siebert filed a lawsuit against Intuit, Inc. (“Intuit”), in New York State Supreme Court on September 17, 2003 (the “Intuit Lawsuit”), seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration was denied in a decision of the Supreme Court dated January 7, 2004. Intuit’s motion to reargue the Court’s decision was denied by the Court in a decision dated June 7, 2004. Intuit appealed both decisions to the Appellate Division of the Supreme Court. By a unanimous decision and order dated October 28, 2004, the Appellate Division affirmed the lower Court’s January 7, 2004 decision, denying Intuit’s motion to compel arbitration and stay litigation. By further order of the Appellate Division dated January 4, 2005, Intuit’s motion for reargument or for leave to appeal to the Court of Appeals was denied. On February 7, 2005, Intuit made a motion directly to the Court of Appeals for leave to appeal to that Court from the Appellate Division’s order of October 28, 2004. Intuit’s motion and Siebert’s answering papers were submitted to the Court of Appeals for decision on February 22, 2005. By a decision announced on March 29, 2005, the court of Appeals denied Intuit’s motion for leave to appeal, thereby ending any controversy over Siebert’s right to litigate in court rather than arbitrate. In addition, Intuit has also moved in the Supreme Court, on February 4, 2005, to dismiss five of the six causes of action asserted by Siebert in the Intuit Lawsuit. Siebert’s answering papers and Intuit’s reply papers on that motion are scheduled to be submitted to the Supreme Court on April 11, 2005.

NOTE C - INVESTMENT IN AFFILIATE

In March 1997, Siebert and two individuals (the “Principals”) formed SBS to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert. Siebert invested $392,000 as its share of the members’ capital of SBS. SBS commenced operations on July 1, 1998.

NOTE C - INVESTMENT IN AFFILIATE (CONTINUED)

Summarized financial data of SBS is as follows:

	2004	2003	2002

Total assets	$12,326,000	$10,173,000	$8,944,000
Total liabilities including subordinated liabilities
$1,200,000, $1,200,000 and $1,200,000	4,882,000	3,710,000	3,403,000
Total members’ capital	7,444,000	6,463,000	5,541,000
Total revenue	17,222,000	14,628,000	13,190,000
Net income	3,494,000	3,878,000	3,616,000
Regulatory minimum net capital requirement	245,000	168,000	130,000

The amounts above are unconsolidated and recorded on a gross basis. During each of 2004, 2003 and 2002 Siebert charged SBS $240,000 for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounts to $3,256,000 and $2,775,000 at December 31, 2004 and 2003, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the Principals and SBS’s continued compliance with its regulatory net capital requirements.

NOTE D - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

	DECEMBER 31,

	2004	2003

Equipment	$3,071,000	$3,258,000
Leasehold improvements	533,000	496,000
Furniture and fixtures	150,000	151,000

	3,754,000	3,905,000
Less accumulated depreciation and amortization	(2,449,000)	(2,042,000)

	$1,305,000	$1,863,000

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 amounted to $741,000, $672,000 and $725,000, respectively.

NOTE E - INTANGIBLE ASSETS, NET

In several transactions during September and October of 2000, WFN acquired the stock of WFN Women’s Financial Network, Inc. (“WFNI”) and HerDollar.com, Inc., respectively, companies in the development stage which had yet to commence principal operations, had no significant revenue and had assets consisting principally of websites, content and domain names, for aggregate consideration of $2,310,000 including costs. The transactions have been accounted for as purchases of assets consisting of domain name, website and content, and a non-compete agreement (the “Acquired Intangible Assets”). Related deferred tax assets attributable to net operating loss carryforwards of the acquired companies and deferred tax liabilities attributable to the excess of the statement bases of the acquired assets over their tax bases have been reflected in the accompanying consolidated financial statements as an adjustment to the carrying amount of such intangibles (see Note F).

During 2002, Siebert purchased certain retail discount brokerage accounts in two separate transactions for an aggregate cost of approximately $1,045,000.

NOTE E - INTANGIBLE ASSETS, NET (CONTINUED)

In January 2003, Siebert acquired certain retail discount brokerage accounts from Your Discount Broker, Inc. (“YDB”) for $1.1 million. These accounts were transferred to Siebert in March 2003.

In February 2004, the Company acquired certain retail discount brokerage accounts from Wall Street Discount Corp. (“WSD”) for $400,000. These accounts were transferred to Siebert in April 2004.

Intangible assets consist of the following:

	DECEMBER 31, 2004		DECEMBER 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable assets:
Website, content and non-compete	$2,350,000	$2,350,000	$2,350,000	$2,256,000
Retail brokerage accounts	2,588,000	1,321,000	2,195,000	692,000

	$4,938,000	$3,671,000	$4,545,000	$2,948,000

Unamortized intangible assets:
Domain name/intellectual property	$750,000		$750,000

Amortization expense		$723,000		$1,106,000

Estimated amortization expense is as follows:

YEAR ENDING
DECEMBER 31,

2005		$525,000
2006		312,000
2007		312,000
2008		92,000
2009		26,000

		$1,267,000

NOTE F - INCOME TAXES

Income tax provision (benefit) consists of the following:

	YEAR ENDED DECEMBER 31,

	2004	2003		2002

Federal income tax provision (benefit):

Current	$253,000	$		$(19,000)
Deferred	42,000		(33,000)	(1,014,000)

	295,000		(33,000)	(1,033,000)

State and local tax provision (benefit):

Current	145,000		44,000	(231,000)
Deferred	10,000		59,000	(321,000)

	155,000		103,000	(552,000)

Total tax provision (benefit):

Current	398,000		44,000	(250,000)
Deferred	52,000		26,000	(1,335,000)

	$450,000		$70,000	$(1,585,000)

NOTE F - INCOME TAXES (CONTINUED)

A reconciliation between the income tax provision (benefit) and income taxes computed by applying the statutory Federal income tax rate to income (loss) before taxes is as follows:

YEAR ENDED DECEMBER 31,

	2004	2003	2002

Expected income tax provision (benefit) at statutory Federal
tax rate	$335,000	$66,000	$(1,094,000)
State and local taxes, net of Federal tax effect	79,000	15,000	(241,000)

Other *	36,000	(11,000)	(250,000)

Income tax expense (benefit)	$450,000	$70,000	$(1,585,000)

* State tax adjustment

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the tax treatments of such amounts. The principal items giving rise to deferred tax assets (liabilities) are as follows:

	DECEMBER 31,

	2003	2003

Net operating losses	$479,000	$724,000
Acquired Intangible assets	(315,000)	(379,000)
Furniture, equipment and leasehold improvements	(164,000)	(8,000)
Retail brokerage accounts	501,000	216,000

	$501,000	$553,000

Management believes that it is more likely than not that the deferred tax asset will be realized, and therefore no valuation allowance has been provided.

Net operating loss carryforwards of $1,140,000, which is the net operating loss carryforwards of WFN, expire through 2023. Utilization of the net operating loss carryforward relating to WFN is subject to annual limitations under Section 382 of the Internal Revenue Code.

In 2003 and 2001, the Company reduced current taxes payable by $15,000 and $14,000, respectively, resulting from the deductibility of the difference between the exercise price of nonqualifying stock options granted by the Company and the market value of the stock on the dates of exercise. The tax benefit was recorded as a credit to paid-in capital.

NOTE G - STOCKHOLDERS’ EQUITY

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits.) At December 31, 2004 and 2003, Siebert had net capital of approximately $16,846,000 and $15,362,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

The 1998 Restricted Stock Award Plan (the “Award Plan”), provides for awards of not more than 60,000 shares of the Company’s common stock, subject to adjustments for stock splits, stock dividends and other changes in the Company’s capitalization, to key employees, to be issued either immediately after the award or at a future date. As provided in the Award Plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by the Company for the benefit of the recipients and are paid upon lapse of the restrictions. During 1998 and 1999, the Company awarded an aggregate of 41,400 shares, net of forfeitures of 8,050 shares, under the Award Plan. The shares which vest one year from the date of grant, were valued at market value on the date of grant and are being charged to expense over the vesting periods.

On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. Through December 31, 2004, 901,616 shares were purchased at an average price of $4.54.

NOTE H - OPTIONS

The Company’s 1997 Stock Option Plan, as amended, (the “Plan”) authorizes the grant of options to purchase up to an aggregate of 4,200,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code, as amended, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall generally be not less than the fair market value on the date of grant. No option may be granted under the Plan after December 2007. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant.

A summary of the Company’s stock option transaction for the three years ended December 31, 2004 is presented below:

	2004		2003		2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the year	1,802,930	$4.08	1,855,260	$4.39	799,820	$5.62
Granted	90,000	$4.60	50,000	$3.87	1,155,000	$4.16
Forfeited	(4,580)	$3.85	(86,580)	$11.02	(63,440)	$3.69
Exercised	0	$0.00	(15,750)	$2.31	(36,120)	$2.31

Outstanding - end of year	1,888,350	$4.11	1,802,930	$4.08	1,855,260	$4.39

Exercisable at end of year	1,556,950	$4.06	1,407,230	$3.98	575,660	$3.99

Weighted average fair value
of options granted		$3.01		$3.09		$3.50

NOTE H - OPTIONS (CONTINUED)

The following table summarizes information related to options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

Range Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00- 2.31	15,000	7.8 Years	$2.12	6,000	$2.12
$2.32- 2.69	351,850	2.9 Years	$2.38	331,850	$2.36
$2.70- 5.33	1,514,000	6.6 Years	$4.46	1,211,600	$4.44
$5.34-32.50	7,500	4.9 Years	$17.81	75,000	$17.81

$0.00-32.50	1,888,350	5.9 Years	$4.11	1,556,950	$4.06

At December 31, 2004, approximately 1,880,660 shares of the Company’s common stock have been reserved for future issuance under the Plan, the Award Plan and for options granted to directors.

NOTE I - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, Siebert enters into transactions in various financial instruments with off-balance sheet risk. This risk includes both market and credit risk, which may be in excess of the amounts recognized in the statement of financial condition.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. In the event that customers are unable to fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements.

Siebert is exposed to the risk of loss on unsettled customer transactions in the event customers and other counterparties are unable to fulfill contractual obligations. Securities transactions entered into as of December 31, 2004 settled with no adverse effect on Siebert’s financial condition.

NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”). Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should be returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit and that the ultimate result of this matter will not have a material adverse effect on result of operations or financial positions. Siebert has decided not to commence proceedings against Pershing at the present time. As a result, Siebert has charged the $1,500,000 advance to Pershing against income in the fourth quarter of 2004 since recent communication indicated that Pershing and the Company cannot resolve this matter.

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

The Company rents office space under long-term operating leases expiring in various periods through 2009. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

YEAR ENDING DECEMBER 31,	AMOUNT

2005	$ 850,000
2006	792,000
2007	375,000
2008	369,000
2009	180,000

$2,566,000

Rent expense, including escalations for operating costs, amounted to approximately $984,000, $1,041,000 and $844,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

In addition to Pershing LLC matter, Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company. The Company believes that adequate provisions have been made for such matters.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2004, 2003 and 2002.

Siebert is party to a Secured Demand Note Collateral Agreement with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. Amounts that Siebert is obligated to lend under this arrangement are reported as “cash equivalents - restricted”, currently in the amount of $1,300,000. This obligation is not included in the Company’s statement of financial condition because it has not been drawn down upon by SBS.

NOTE K – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE L – VALUATION AND QUALIFYING ACCOUNTS

The following is a summary of accumulated depreciation and accumulated amortization expenses for the years ended December 31:

Description	Balance at beginning of period	Charged to cost and expenses	Deductions		Balance at end of period

Accumulated depreciation:
Year ended December 31, 2002	1,200,000	725,000	341,000	(a)	1,584,000
Year ended December 31, 2003	1,584,000	672,000	214,000	(a)	2,042,000
Year ended December 31, 2004	2,042,000	741,000	334,000	(a)	2,449,000

Accumulated amortization :
Year ended December 31, 2002	850,000	992,000	—		1,842,000
Year ended December 31, 2003	1,842,000	1,106,000	—		2,948,000
Year ended December 31, 2004	2,948,000	723,000	—		3,671,000

(a) Write off of fixed asset desposition against reserve.

NOTE M – SUBSEQUENT EVENT

On March 2005, Siebert consented without admitting or denying guilt to a $45,000 fine and censure by the NYSE due to findings of books-and-records, financial, operational and supervisory deficiencies. This action was based on technical record keeping and administrative deficiencies.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

		2004				2003

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FIRST QUARTER	SECOND QUARTER	THIRD QUARTE	FOURTH QUARTER

Revenue	$7,031,000	$6,151,000	$7,167,000	$7,755,000	$5,606,000	$6,611,000	$6,008,000	$6,471,000
Net income (loss)	$415,000	$230,000	$422,000	$(534,000)	$(296,000)	$246,000	$115,000	$58,000
Earnings per share:
Basic	$0.02	$0.01	$0.02	$(0.03)	$(0.01)	$0.01	$0.01	$—
Diluted	$0.02	$0.01	$0.02	$(0.03)	$(0.01)	$0.01	$0.01	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2004 and 2003 and the related statements of operations, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board  (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

EISNER LLP

New York, New York
February 3, 2005

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

STATEMENTS OF FINANCIAL CONDITION

	DECEMBER 31,

	2004	2003

ASSETS

Cash and cash equivalents	$9,053,050	$8,157,676
Securities owned, at market value	10,011	15,287
Accounts receivable	1,507,973	388,190
Receivable from broker	7,478	7,044
Secured demand note	1,200,000	1,200,000
Furniture, equipment and leasehold improvements, net	203,698	128,850
Other assets	343,448	275,740

	$12,325,658	$10,172,787

Committments and Contingency

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to member	125,888	39,736
Accounts payable and accrued expenses	3,555,380	2,470,215

	3,681,268	2,509,951

Subordinated debt	1,200,000	1,200,000

Members’ capital	7,444,390	6,462,836

	$12,325,658	$10,172,787

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,

	2004	2003	2002

REVENUES:

Investment banking	$15,779,505	$14,254,693	$12,809,840
Trading profits	1,358,959	312,657	288,834
Interest and other	83,870	60,793	91,308

	17,222,334	14,628,143	13,189,982

EXPENSES:

Employee compensation and benefits	9,963,888	7,452,723	6,563,459
Clearing fees	122,448	31,847	38,349
Communications	356,939	243,327	189,414
Occupancy	477,668	504,524	440,804
Professional fees	744,635	641,219	398,746
Interest	110,000	120,000	120,000
General and administrative	1,952,983	1,756,607	1,823,022

	13,728,561	10,750,247	9,573,794

Net Income	$3,493,773	$3,877,896	$3,616,188

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

BALANCE - JANUARY 1, 2002	$5,359,925
Distribution to member	(3,435,540)
Net income	3,616,188

BALANCE - DECEMBER 31, 2002	5,540,573
Distributions to member	(2,955,633)
Net income	3,877,896

BALANCE - DECEMBER 31, 2003	6,462,836
Distributions to members	(2,512,219)
Net income	3,493,773

BALANCE - DECEMBER 31, 2004	$7,444,390

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,493,773	$3,877,896	$3,616,188

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,498	52,078	45,737
Changes in:
Securities owned, at market value	5,276	763,589	1,286,841
Accounts receivable	(1,119,783)	155,832	1,170,585
Receivable from broker-dealers	(434)	(7,044)
Other assets	(67,708)	(119,577)	(32,727)
Receivable to/payable from member	86,152	6,764	(43,378)
Accounts payable and accrued expenses	1,085,165	545,470	216,580
Payable to broker-dealer		(246,044)	239,140

Net cash provided by operating activities	3,528,939	5,028,964	6,498,966

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(121,346)	(89,340)	(49,531)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to members	(2,512,219)	(2,955,633)	(3,435,540)

NET INCREASE IN CASH AND CASH EQUIVALENTS	895,374	1,983,982	3,013,895
Cash and cash equivalents - beginning of year	8,157,676	6,173,694	3,159,799

CASH AND CASH EQUIVALENTS - END OF YEAR	$9,053,050	$8,157,676	$6,173,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$120,000	$117,000	$235,297
Interest paid	$110,000	$120,000	$120,000

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  ORGANIZATION AND BASIS OF PRESENTATION:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS” or the “Company”) was formed on March 10, 1997 to engage in the business of tax-exempt underwriting and related trading activities. The Company qualifies as a Minority and Women’s Business Enterprise in certain states.

The Company was formed to succeed the tax-exempt underwriting activities business of the Siebert, Brandford, Shank Division of Muriel Siebert & Co., Inc. (“Siebert”), and commenced operations on July 1, 1998. Two individuals (the “Principals”) and Siebert are the equity members of the Company. The business arrangement provides that profits will be shared 51% to the Principals and 49% to Siebert.

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

[7]  INCOME TAXES:

The Company is not subject to federal income taxes. Instead, the members are required to include in their income tax returns their respective share of the Company’s income. The Company is subject to tax in certain state and local jurisdictions.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE B - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, 2004 and 2003 consist of a Secured Demand Note Collateral Agreement, as amended, payable to Siebert, in the amount of $1,200,000, bearing interest at 8% and due August 31, 2006. Interest expense paid to Siebert for each of 2004, 2003 and 2002 amounts to $110,000, $120,000 and $120,000, respectively.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission’s (the “SEC”) Uniform Net Capital Rule. To the extent that such borrowing is required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,300,000 at December 31, 2004. Interest earned on the collateral amounted to approximately $22,000, $18,000 and $31,000 in 2004, 2003 and 2002, respectively.

NOTE C - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

	2004	2003

Equipment	$360,214	$267,448
Furniture and fixtures	110,600	82,020

	470,814	349,468
Less accumulated depreciation and amortization	(267,116)	(220,618)

	$203,698	$128,850

NOTE D - NET CAPITAL

The Company is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2004 and 2003, the Company had net capital of $7,916,000 and $7,083,000, respectively, which was $7,671,000 and $6,915,000, respectively, in excess of its required net capital, and its ratio of aggregate indebtedness to net capital was .35 to 1 and .31 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

Subsequent to December 31, 2003, the Company distributed $800,000 to its members.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE E - COMMITMENTS AND CONTINGENCY

The Company rents office space under long-term operating leases expiring through 2013. These leases call for base rent plus escalations for taxes and operating expenses. Future minimum base rent under these operating leases are as follows:

YEAR	AMOUNT

2005	$447,000
2006	268,000
2007	268,000
2008	278,000
2009	255,000
Thereafter	561,000

$2,077,000

Rent expense including taxes and operating expenses for 2004, 2003 and 2002 amounted to $477,668, $504,524 and $440,804, respectively.

NOTE F - OTHER

During each of 2004, 2003 and 2002, the Company was charged $240,000 by Siebert for rent and general and administrative services.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair and President

Date:	March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MURIEL F. SIEBERT	Chair, President and Director	March 31, 2005
—————————————	(principal executive officer)
Muriel F. Siebert

/s/ NICHOLAS P. DERMIGNY	Executive Vice President,	March 31, 2005
—————————————	Chief Operating Officer and
Nicholas P. Dermigny	Director

/s/ JOSEPH M. RAMOS, JR.	Chief Financial Officer	March 31, 2005
—————————————	and Assistant Secretary
JOSEPH M. RAMOS, JR.	(principal financial and
accounting officer)

/s/ PATRICIA L. FRANCY	Director	March 31, 2005
—————————————
Patricia L. Francy

/s/ LEONARD M. LEIMAN	Director	March 31, 2005
—————————————
Leonard M. Leiman

/s/ JANE H. MACON	Director	March 31, 2005
—————————————
Jane H. Macon

/s/ ROBERT P. Mazzarella	Director	March 31, 2005
—————————————
Robert P. Mazzarella

/s/ NANCY S. PETERSON	Director	March 31, 2005
—————————————
Nancy S. Peterson

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF DOCUMENT

2.1	Plan and Agreement of Merger between J. Michaels,Inc. (“JMI”) and Muriel Siebert Capital Markets Group, Inc. (“MSCMG”), dated as of April 24, 1996 (“Merger Agreement”) (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)

2.2	Amendment No. 1 to Merger Agreement, dated as of June 28, 1996 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)

2.3	Amendment No. 2 to Merger Agreement, dated as of September 30, 1996 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)

2.4	Amendment No. 3 to Merger Agreement, dated as of November 7, 1996 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)

3.1	Certificate of Incorporation of Siebert Financial Corp., formerly known as J. Michaels, Inc. originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1997)

3.2	By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998)

10.1	Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1997)

10.2	10(a) Siebert Financial Corp. 1997 Stock Option Plan (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)

10.4	LLC Operating Agreement, among Siebert, Brandford, Shank & Co., LLC, Muriel Siebert & Co., Inc., Napoleon Brandford III and Suzanne F. Shank, dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)

10.5	Services Agreement, between Siebert, Brandford, Shank & Co., LLC and Muriel Siebert & Co., Inc., dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)

10.6	Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1997)

10.7	Stock Option Agreement, dated March 11, 1997, between the Company and Patricia L. Francy (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)

10.8	Stock Option Agreement, dated March 11, 1997, between the Company and Jane H. Macon (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)

10.9	Stock Option Agreement, dated March 11, 1997, between the Company and Monte E. Wetzler (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-72939) filed with the Securities and Exchange Commission on February 25, 1999)

10.10	Employment Agreement, dated as of April 9, 1999, between the Company and Daniel Jacobson (incorporated by reference to Siebert FinancialCorp.’s Form 10-Q for the quarter ended September 30, 1999)

10.11	Strategic Alliance Agreement, dated as of April 29, 2002, by and between Intuit Inc, Muriel Siebert & Co., Inc. and Investment Solutions, Inc. (incorporated by reference to Siebert Financial Corp.’s Form 10-Q for the quarter ended June 30, 2002.)

10.12	Fully Disclosed Clearing Agreement, dated April 30, 2002, by and between the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation and Muriel Siebert & Co., Inc. (incorporated by reference to Siebert Financial Corp.’s Form 10-Q for the quarter ended June 30, 2002.)

21	Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001)

23	Consent of Independent Auditors

31.1	Certification of Muriel F. Siebert pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002