Form 10-K/A
period 2004-12-31
SIEBERT FINANCIAL CORP
filed 2005-04-04
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note:

Siebert Financial Corp. (the “Company”) is filing this Amendment to the Annual Report on From 10-K filed with the Securities Exchange Commission on March 31, 2005 (the “Original Report”) solely to (i) correct a typographical error appearing in Item 15. Exhibits and Financial Statement Schedules on page 24 of the Original Report, (ii) correct a typographical error appearing in the Report of Independent Registered Public Accounting Firm on page F-1 of the Original Report and (iii) to include Exhibit 23 Consent of Independent Registered Public Accounting Firm which was inadvertently not included as an exhibit to the Original Report. No other changes are being made by means of this filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The consolidated Financial statements for the year ended December 31, 2004 commence on page F-1 of this report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits required by Item 601 of the Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Siebert Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and its wholly owned subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility  of the Company’s management. Our responsibility is to express an opinion on these consolidated  financial statements based on our audits.

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

F-1

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair and President

Date:	April 4, 2005