Form 10-Q
period 2005-03-31
SIEBERT FINANCIAL CORP
filed 2005-05-16
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

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

Yes   ☐   No   ☒

               State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 27, 2005, there were 22,084,587 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2005 (unaudited)	December 31, 2004

ASSETS
Cash and cash equivalents	$28,842,000	$28,748,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing broker	1,766,000	2,371,000
Furniture, equipment and leasehold improvements, net	1,182,000	1,305,000
Investment in and advances to equity investee	4,157,000	3,779,000
Prepaid expenses and other assets	1,430,000	1,539,000
Intangibles, net	1,852,000	2,017,000
Deferred taxes	550,000	501,000

	$41,079,000	$41,560,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	5,798,000	6,460,000

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 22,983,917 shares issued and 22,082,301 shares outstanding at March 31, 2005 and December 31, 2004	229,000	229,000
Additional paid-in capital	17,931,000	17,931,000
Retained earnings	21,214,000	21,033,000
Less: 901,616 shares of treasury stock, at cost at March 31, 2005 and December 31, 2004	(4,093,000)	(4,093,000)

	35,281,000	35,100,000

	$41,079,000	$41,560,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,

	2005	2004

Revenues:
Commissions and fees	$6,173,000	$6,244,000
Investment banking	363,000	336,000
Trading profits	217,000	250,000
Income from equity investee	316,000	126,000
Interest and dividends	157,000	75,000

	7,226,000	7,031,000

Expenses:
Employee compensation and benefits	2,672,000	2,798,000
Clearing fees, including floor brokerage	1,321,000	644,000
Advertising and promotion	338,000	453,000
Communications	607,000	723,000
Occupancy	259,000	273,000
Other general and administrative	1,713,000	1,426,000

	6,910,000	6,317,000

Income before provision for income taxes	316,000	714,000

Provision for income taxes	135,000	299,000

Net income	$181,000	$415,000

Net income per share of common stock -
Basic and Diluted	$.01	$.02
Weighted average shares outstanding -
Basic	22,573,019	22,159,724
Weighted average shares outstanding -
Diluted	22,698,373	22,342,608

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income	$181,000	$415,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315,000	448,000
Income from equity investee	(316,000)	(126,000)
Deferred taxes	(49,000)	133,000
Changes in:
Securities owned, at market value		(2,000)
Receivable from clearing broker	605,000	(206,000)
Prepaid expenses and other assets	109,000	478,000
Securities sold, not yet purchased, at market value		3,000
Accounts payable and accrued liabilities	(662,000)	888,000

Net cash provided by operating activities	183,000	2,031,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(27,000)	(166,000)
Purchase of intangibles		(100,000)
Advances to equity investee	(62,000)	(6,000)
Distribution from equity investee		392,000

Net cash (used in) provided by investing activities	(89,000)	120,000

Cash flows from financing activities:
Purchase of treasury shares		(331,000)

Net increase in cash and cash equivalents	94,000	1,820,000

Cash and cash equivalents - beginning of period	28,748,000	24,732,000

Cash and cash equivalents - end of period	$28,842,000	$26,552,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$118,000	$18,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2005 and 2004
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

The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for a full year.

2.	Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, (Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to SFAS 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income, on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company’s net income and income per share for the three months ended March 31, 2005 and 2004 would have decreased to the pro forma amounts as follows:

	Three Months Ended March 31,

	2005	2004

Net income, as reported	$181,000	$415,000
Stock-based employee compensation determined under APB 25	-	-
Stock-based employee compensation determined under the fair value based method, net of tax effect	(68,000)	(79,000)

Pro forma net income	$113,000	$336,000

Net income per share - basic:

As reported	$.01	$.02
Pro forma	$.01	$.02

Net income per share - diluted:

As reported	$.01	$.02
Pro forma	$.01	$.02

3.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.  Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined.  (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.)  As of March 31, 2005, Siebert had net capital of approximately $17,109,000 as compared with net capital requirements of $250,000.

4.	Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares.  Shares will be purchased from time to time in the open market and in private transactions.  Through March 31, 2005, 901,616 shares have been purchased at an average price of $4.54 per share.

5.	Intuit Lawsuit Update:

Siebert filed a lawsuit against Intuit, Inc. (“Intuit”), in New York State Supreme Court on September 17, 2003 (the “Intuit Lawsuit”), seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration was denied in a decision of the Supreme Court dated January 7, 2004. Intuit’s motion to reargue the Court’s decision was denied by the Court in a decision dated June 7, 2004. Intuit appealed both decisions to the Appellate Division of the Supreme Court. By a unanimous decision and order dated October 28, 2004, the Appellate Division affirmed the lower Court’s January 7, 2004 decision, denying Intuit’s motion to compel arbitration and stay litigation. By further order of the Appellate Division dated January 4, 2005, Intuit’s motion for reargument or for leave to appeal to the Court of Appeals was denied. On February 7, 2005, Intuit made a motion directly to the Court of Appeals for leave to appeal to that Court from the Appellate Division’s order of October 28, 2004. Intuit’s motion and Siebert’s answering papers were submitted to the Court of Appeals for decision on February 22, 2005. By a decision announced on March 29, 2005, the court of Appeals denied Intuit’s motion for leave to appeal, thereby ending any controversy over Siebert’s right to litigate in Court rather than arbitrate. In addition, Intuit has also moved in the Supreme Court, on February 4, 2005, to dismiss five of the six causes of action asserted by Siebert in the Intuit Lawsuit. Siebert’s answering papers and Intuit’s reply were submitted to the Supreme Court on April 11, 2005, and the Court heard argument of the motion by counsel for Siebert and Intuit on April 29, 2005. The Court reserved decision and will issue a written opinion.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC,  (“SBS”) as of and for the three months ended March 31, 2005 and 2004 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2005	2004

Total assets	$16,822,000	$12,592,000
Total liabilities, including subordinated liabilities of $1,200,000	$8,745,000	$6,673,000
Total members’ capital	$8,077,000	$5,920,000
Total revenues	$4,468,000	$2,545,000
Net income	$644,000	$257,000

Siebert charged SBS $60,000 during each period for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounted to $3,566,000 and $2,509,000 at March 31, 2005 and 2004, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory net capital requirements.

7.	Commitments and Contingent Liabilities:

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

8.	Subsequent Event:

The Company entered into an Operating Agreement, dated effective as of April 19, 2005 (the “Operating Agreement”), with the two individual principals of SBS (the “Principals”) for SBS Financial Products Company, LLC (“SBSFPC”), a Delaware limited liability company pursuant to which the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC was formed to act as a derivative products company engaging in derivative transactions related to the municipal underwriting business. The Operating Agreement provides that profits will be shared 66.66% by the Principals and 33.33% by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

               This discussion should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004, and the unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

               The market has slowed down in the first quarter of 2005 due to uncertainty about the economy, rising interest rates and price of oil and as a result the Company’s client activity has decreased. Competition in the brokerage industry remains intense and consolidation continues.

               The Company, like other securities firms, is directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect the Company’s relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses remain relatively fixed.  Earnings or loss, for any period should not be considered representative of any other period.

Recent Developments

               On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock.  Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions.  Through March 31, 2005, 901,616 shares have been purchased at an average price of $4.54 per share.  The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

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

Results of Operations

               The Company believes that its business is performing relatively well, given the current business environment for discount and online brokers. The Company had net income of $181,000 for the three months ended March 31, 2005.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

               Total revenues for the three months ended March 31, 2005 were $7.2 million, an increase of $195,000 or 2.8% from the same period in 2004.

               Commission and fee income for the three months ended March 31, 2005 was $6.2 million, a decrease of $71,000 or 1.1% from the same period in 2004 due to a decrease in retail trading volume offset by commissions generated by the commission recapture and institutional direct access operations entered into in the third quarter of 2004 as well as retail customer accounts purchased by Wall Street Discount, Inc in the second quarter 2004.

               Investment banking revenues for the three months ended March 31, 2005 were $363,000, an increase of $27,000 or 8.0% from the same period in 2004 due to the Company participating in more new issues.

               Income from the Company’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”), for the three months ended March 31, 2005 was $316,000 compared to income of $126,000, an increase of $190,000 or 150.8% from the same period in 2004. This increase was due to an increase in designations at SBS.  SBS serves as an underwriter for municipal bond offerings.

               Trading profits were $217,000 for the three months ended March 31, 2005, a decrease of $33,000 or 13.2% over the same period in 2004 due to an overall decrease in trading volume.

               Interest and dividends for the three months ended March 31, 2005 were $157,000, an increase of $82,000 or 109.3% from the same period in 2004 primarily due to higher interest rates.

               Total expenses for the three months ended March 31, 2005 were $6.9 million, an increase of $593,000 or 9.4% from the same period in 2004.

               Employee compensation and benefit costs for the three months ended March 31, 2005 were $2.7 million, a decrease of $126,000 or 4.5% from the same period in 2004. This decrease was due to contractual bonuses accrued for in the first quarter of 2004, lower commissions generated due to lower customer trading volume and lower bonus accruals offset by the hiring of the Company’s General Counsel, the expansion of the Company’s Capital Markets Group and the New York Stock Exchange Operation.

               Clearing and floor brokerage costs for the three months ended March 31, 2005 were $1.3 million, an increase of $677,000 or 105.1% from the same period in 2004 primarily due to a one time commission rebate of $600,000 in the first quarter 2004 from the Company’s clearing firm.

               Advertising and promotion expenses for the three months ended March 31, 2005 were $338,000, a decrease of $115,000 or 25.4% from the same period in 2004 primarily due to management’s decision to spend less for advertising and promotion.

               Communications expense for the three months ended March 31, 2005, was $607,000, a decrease of $116,000 or 16.0% from the same period in 2004 due to primarily management’s effort to control and reduce these costs.

               Occupancy costs for the three months ended March 31, 2005 were $259,000, a decrease of $14,000 or 5.1% from the same period in 2004. This decrease was primarily due to the combining of the Company’s Boca Raton Office with Your Discount Broker’s, Inc. (“YDB”) Boca Raton’s office in the second quarter of 2004.

               Other general and administrative expenses were $1.7 million, an increase of $287,000 or 20.1% from the same period in 2004. This increase was due to costs relating to the Company entering into the commission recapture business in the third quarter of 2004, the cost of leasing a seat on the New York Stock Exchange as the Company expanded the New York Exchange Floor Operation and an increase in legal fees offset by the complete amortization in the first quarter of 2004 of WFN’s intangible assets that was recorded by the Company at the time of the acquisition.

               For the three months ended March 31, 2005 and March 31, 2004, the Company recorded a provision for taxes of $135,000 and $299,000, respectively, due to the Company’s income before tax of $316,000 and $714,000, respectively.

Liquidity and Capital Resources

               The Company’s assets are highly liquid, consisting generally of cash, money market funds and marketable securities.  The Company’s total assets at March 31, 2005 were $41 million. As of that date, $31 million, or 75%, of total assets were regarded by the Company as highly liquid.

               Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities.  At March 31, 2005, Siebert’s regulatory net capital was $17.1 million, $16.9 million in excess of its minimum capital requirement of $250,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number Of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under The Plan

January 2005	0		901,616	98,384
February 2005	0		901,616	98,384
March 2005	0		901,616	98,384

Total	0		901,616	98,384

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

Dated: May 16, 2005

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 16, 2005