Form 10-Q
period 2005-06-30
SIEBERT FINANCIAL CORP
filed 2005-08-15
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Yes ☐   No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2005, there were 22,087,087 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Cash and cash equivalents	$30,894,000	$28,748,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	1,905,000	2,371,000
Furniture, equipment and leasehold improvements, net	1,057,000	1,305,000
Investment in and advances to equity investees	3,681,000	3,779,000
Prepaid expenses and other assets	997,000	1,539,000
Intangibles, net	1,687,000	2,017,000
Deferred taxes	601,000	501,000

	$42,122,000	$41,560,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$6,242,000	$6,460,000

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 22,993,917 shares issued and 22,084,801 outstanding at June 30, 2005 and 22,983,917 shares issued and 22,082,301 outstanding at December 31, 2004	229,000	229,000
Additional paid-in capital	17,958,000	17,931,000
Retained earnings	21,808,000	21,033,000
Less: 909,116 and 901,616 shares of treasury stock, at cost at June 30, 2005 and December 31, 2004, respectively	(4,115,000)	(4,093,000)

	35,880,000	35,100,000

	$42,122,000	$41,560,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenues:
Commissions and fees	$6,232,000	$5,201,000	$12,405,000	$11,445,000
Investment banking	619,000	107,000	982,000	443,000
Trading profits	221,000	182,000	438,000	432,000
Income from equity investees	718,000	556,000	1,034,000	682,000
Interest and dividends	206,000	105,000	363,000	180,000

	7,996,000	6,151,000	15,222,000	13,182,000

Expenses:
Employee compensation and benefits	2,538,000	2,494,000	5,210,000	5,292,000
Clearing fees, including floor brokerage	1,346,000	795,000	2,667,000	1,439,000
Advertising and promotion	202,000	245,000	540,000	698,000
Communications	577,000	565,000	1,184,000	1,288,000
Occupancy	263,000	262,000	522,000	535,000
Other general and administrative	2,051,000	1,336,000	3,764,000	2,762,000

	6,977,000	5,697,000	13,887,000	12,014,000

Income before income taxes	1,019,000	454,000	1,335,000	1,168,000

Provision for income taxes	425,000	224,000	560,000	523,000

Net Income	$594,000	$230,000	$775,000	$645,000

Net income per share of common stock -
Basic and Diluted	$.03	$.01	$.04	$.03
Weighted average shares outstanding -
Basic	22,077,863	22,115,145	22,076,340	22,137,341
Weighted average shares outstanding -
Diluted	22,176,754	22,330,151	22,181,343	22,335,238

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income	$775,000	$645,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	630,000	806,000
Income from equity investees	(1,034,000)	(682,000)
Deferred taxes	(100,000)	24,000
Changes in:
Securities owned, at market value		1,226,000
Receivable from clearing brokers	466,000	368,000
Prepaid expenses and other assets	542,000	651,000
Securities sold, not yet purchased, at market value		58,000
Accounts payable and accrued liabilities	(218,000)	202,000

Net cash provided by operating activities	1,061,000	3,298,000

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(52,000)	(228,000)
Purchase of customer accounts		(400,000)
Payment of advances by equity investee	(411,000)	(57,000)
Distribution from equity investee	1,543,000	1,225,000

Net cash provided by investing activities	1,080,000	540,000

Cash flows from financing activities:
Proceeds from exercise of options	27,000
Repurchase of common stock	(22,000)	(517,000)

Net cash provided by (used in) financing activities	5,000	(517,000)

Net increase in cash and cash equivalents	2,146,000	3,321,000

Cash and cash equivalents - beginning of period	28,748,000	24,732,000

Cash and cash equivalents - end of period	$30,894,000	$28,053,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$149,000	$121,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2005 and 2004
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

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, (Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to FASB Statement 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company’s net income and net income per share for the three months and six months ended June 30, 2004 and 2003 would have decreased the pro forma amounts as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005		2004

Net income, as reported	$594,000	$230,000		$775,000	$645,000
Stock-based employee compensation determined under APB 25	-	-		-	-
Stock-based employee compensation determined under the fair value based method, net of tax effect	(68,000)	(87,000)		(136,000)	(166,000)

Pro forma net income	$526,000	$143,000		$639,000	$479,000

Net income per share - basic:

As reported	$.03	$.01		$.04	$.03
Pro forma	$.02	$.01	$	. 03	$.02

Net income per share - diluted:

As reported	$.03	$.01		$.04	$.03
Pro forma	$.02	$.01		$.03	$.02

3.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of June 30, 2005, Siebert had net capital of approximately $18,348,000 as compared with net capital requirements of $250,000.

4.	Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million shares of the Company’s common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through June 30, 2005, 909,116 shares have been purchased at an average price of $4.53 per share.

5.	Intuit Lawsuit Update:

Siebert filed a lawsuit against Intuit, Inc. (“Intuit”), in New York State Supreme Court on September 17, 2003 (the “Intuit Lawsuit”), seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration was denied in a decision of the Supreme Court dated January 7, 2004. Intuit’s motion to reargue the Court’s decision was denied by the Court in a decision dated June 7, 2004. Intuit appealed both decisions to the Appellate Division of the Supreme Court. By a unanimous decision and order dated October 28, 2004, the Appellate Division affirmed the lower Court’s January 7, 2004 decision, denying Intuit’s motion to compel arbitration and stay litigation. By further order of the Appellate Division dated January 4, 2005, Intuit’s motion for reargument or for leave to appeal to the Court of Appeals was denied. On February 7, 2005, Intuit made a motion directly to the Court of Appeals for leave to appeal to that Court from the Appellate Division’s order of October 28, 2004. Intuit’s motion and Siebert’s answering papers were submitted to the Court of Appeals for decision on February 22, 2005. By a decision announced on March 29, 2005, the Court of Appeals denied Intuit’s motion for leave to appeal, thereby ending any controversy over Siebert’s right to litigate in court rather than arbitrate. Intuit has moved in the Supreme Court, on February 4, 2005, to dismiss five of the six causes of action asserted by Siebert in the Intuit Lawsuit. Siebert’s answering papers and Intuit’s reply were submitted to the Supreme Court on April 11, 2005, and the Court heard argument of the motion by counsel for Siebert and Intuit on April 29, 2005. The Court reserved decision and will issue a written opinion.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data of Siebert Brandford Shank & Co., LLC, (“SBS”) as of and for the six months ended June 30, 2005 and 2004 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2005	2004

Total assets	$16,976,000	$9,101,000
Total liabilities, including subordinated liabilities of $1,200,000	$10,860,000	$3,746,000
Total members’ capital	$6,117,000	$5,355,000
Total revenues	$10,086,000	$6,937,000
Net income	$1,821,000	$1,392,000

Siebert charged SBS $120,000 for the six months ended for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounted to $2,605,000 and $2,232,000 at June 30, 2005 and 2004, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory and net capital requirements.

7.	SBS Financial Products Company, LLC

The Company entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with the two individual principals of SBS (the “Principals”) of SBS Financial Products Company, LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit will be shared 66.67% by the Principals and 33.33% by the Company.

Summarized financial data of SBSFPC as of and for the six months ended June 30, 2005 is set forth below. The Company holds a 33.33% ownership interest in SBSFPC.

2005

Total assets	$2,378,000
Total liabilities	$749,000
Total members’ capital	$1,627,000
Total revenues	$831,000
Net income	$427,000

8.	Commitments and Contingent Liabilities:

Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”). Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should be returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit and that the ultimate result of this matter will not have a material adverse effect on result of operations or financial positions. Siebert has decided not to commence proceedings against Pershing at the present time. As a result, Siebert has charged the $1,500,000 advance to Pershing against income in the fourth quarter of 2004 since communications indicated that Pershing and the Company could not resolve this matter.

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

Business Environment

            The uncertainty over the state of the economy weighed on the markets in the second quarter of 2005 due to the high price of oil, rising interest rates and a wide U.S. trade deficit continues to affect interest in buying stocks. Competition in the brokerage industry remains intense although many of Siebert’s competitors have been consolidated or have gone out of business.

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

Recent Developments

           The Company entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with Suzanne Shank and Napoleon Brandford III, the two individual principals of SBS (the “Principals”) of SBS Financial Products Company, LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit will be shared 66.66% by the Principals and 33.33% by the Company.

          On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through June 30, 2005, 909,116 shares have been purchased at an average price of $4.53 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

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

Results of Operations

          The Company believes that its core business is performing relatively well, given the current difficult business environment for discount and online brokers. The Company had net income of $594,000 and $775,000 for the three months and six months ended June 30, 2005, respectively.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

          Total revenues for the three months ended June 30, 2005 were $8.0 million, an increase of $1.9 million or 30.0% from the same period in 2004.

          Commission and fee income for the three months ended June 30, 2005 was $6.2 million, an increase of $1.0 million or 19.8% from the same period in 2004 due to an increase in commissions generated by the commission recapture, institutional trading and institutional direct access operations entered into the third quarter of 2004.

          Investment banking revenues for the three months ended June 30, 2004 were $619,000, an increase of $512,000 or 478.51% due to the Company participating in more new issues as a result of the Capital Markets team that joined the Company in the third quarter of 2004.

          Income from the Company’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”), for the three months ended June 30, 2005, was $577,000 compared to income of $556,000, an increase of $21,000 or 3.8% from the same period in 2004. SBS serves as an underwiter for municipal bond offerings. Income from the Company’s equity investment in SBS Financial Products Company, LLC, an entity in which the Company holds a 33% equity interest (“SBSFPC”) for the three months ended June 30, 2005, was $141,000 as a result of the first transactions by SBSFPC in the second quarter 2005.

          Trading profits were $221,000 for the three months ended June 30, 2005, an increase of $39,000 or 21.4% over the same period in 2004 due to an overall increase in trading margins and volume.

          Interest and dividends for the three months ended June 30, 2005 were $206,000, an increase of $101,000 or 96.2% from the same period in 2004 primarily due to higher interest rates.

          Total expenses for the three months ended June 30, 2005 were $7.0 million, an increase of $1.3 million or 22.5% from the same period in 2004.

          Employee compensation and benefit costs for the three months ended June 30, 2005 were $2.5 million, an increase of $44,000 or 1.8% from the same period in 2004. This increase was primarily due to the hiring of the Company’s General Counsel, expansion of the Company’s Capital Markets Group and New York Stock Exchange Floor Operation as well as an increase in health benefits offset by a reduction of accruals for contractual bonuses.

          Clearing and floor brokerage costs for the three months ended June 30, 2005 were $1.4 million, an increase of $551,000 or 69.3% from the same period in 2004 primarily due to an increased volume of trade executions to be cleared as well as institutional trades executed at the New York Stock Exchange and a one time commission rebate of $200,000 from the Company’s clearing firm in the second quarter of 2004.

          Advertising and promotion expenses for the three months ended June 30, 2005 were $202,000, a decrease of $43,000 or 17.6% from the same period in 2004 primarily due to management’s decision to spend less for advertising and promotion.

          Communications expense for the three months ended June 30, 2005, was $577,000, an increase of $12,000 or 2.1% from the same period in 2004 due primarily to an increase in customer calls and activity offset by a reduction in costs associated with quotes.

          Occupancy costs for the three months ended June 30, 2005 were $263,000, an increase of $1,000 or .4% from the same period in 2004. This increase was due to the increase in escalation costs offset by the combining of the Company’s Boca Raton office with YDB’s Boca Raton office in the second quarter of 2004.

          Other general and administrative expenses for the three months ended June 30, 2005 were $2.1 million, an increase of $715,000 or 53.5% from the same period in 2004. This increase was due to the costs relating to the Company entering into the commission recapture business in the third quarter of 2004, costs relating to the acquisition of the customer accounts of Wall Street Discount Corp., the cost of leasing a seat on the New York Stock Exchange as the Company expanded the New York Exchange Floor Operation and an increase in legal fees.

          For the three months ended June 30, 2005 and 2004, there was a tax provision of $425,000 and 224,000, respectively, due to the Company’s income before income tax of $1,019,000 and $454,000, respectively.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

          Total revenues for the six months ended June 30, 2005 were $15.2 million, an increase of $2.0 million or 15.5% from the same period in 2004.

          Commission and fee income for the six months ended June 30, 2005 was $12.4 million, an increase of $960,000 or 8.4% from the same period in 2004 due to an increase in commissions generated by the commission recapture and institutional direct access operations entered into in the third quarter of 2004 as well as retail customer accounts purchased from Wall Street Discount, Inc. in the second quarter 2004 offset by a decrease in retail trading volume.

          Investment banking revenues for the six months ended June 30, 2005 were $982,000, an increase of $539,000 or 121.7% from the same period in 2004 due to the Company participating in more new issues as a result of the Capital Markets team that joined the Company in the third quarter of 2004.

          Income from the Company’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”) for the six months ended June 30, 2005, was $893,000 compared to income of $682,000, an increase of $211,000 or 30.9% from the same period in 2004. This increase was due to an increase in designations and sales at SBS. SBS serves as an underwriter for municipal bond offerings. Income from the Company’s equity investment in SBS Financial Products Company, LLC an entity in which the Company holds a 33% equity interest (“SBSFPC”) for the six months ended June 30, 2005, was $141,000 as a result of the first transactions by SBSFPC in the second quarter 2005.

          Trading profits were $438,000 for the six months ended June 30, 2005, an increase of $6,000 or 1.4% over the same period in 2004 due to an overall increase in trading margins and volume.

          Interest and dividends for the six months ended June 30, 2005 were $363,000, an increase of $183,000 or 101.7% from the same period in 2004 primarily due to higher interest rates.

          Total expenses for the six months ended June 30, 2005 were $13.9 million, an increase of $1.9 million or 15.6% from the same period in 2004.

          Employee compensation and benefit costs for the six months ended June 30, 2005 were $5.2 million, a decrease of $82,000 or 1.6% from the same period in 2004. This decrease was due to a decrease in contractual bonus accruals offset by the hiring of the Company’s General Counsel, expansion of the Company’s Capital Markets Group and New York Stock Exchange Floor Operation as well as an increase in health benefits.

          Clearing and floor brokerage costs for the six months ended June 30, 2005 were $2.7 million, an increase of $1.2 million or 85.3% from the same period in 2004 primarily due to increased volume of trade executions as well as institutional trades executed at the New York Stock Exchange and a one time commission rebate of $800,000 from the Company’s clearing firm in the second quarter of 2004.

          Advertising and promotion expenses for the six months ended June 30, 2005 were $540,000, a decrease of $158,000 or 22.6% from the same period in 2004 primarily due to management’s decision to spend less for advertising and promotion.

          Communications expense for the six months ended June 30, 2005, was $1.2 million, a decrease of $104,000 or 8.1% from the same period in 2004 due to primarily management’s effort to control and maintain these costs.

          Occupancy costs for the six months ended June 30, 2005 were $522,000, a decrease of $13,000 or 2.4% from the same period in 2004. This decrease was due to the combining of the Company’s Boca Raton office with YDB’s Boca Raton office in the second quarter of 2004 offset by increased escalation costs.

          Other general and administrative expenses for the six months ended June 30, 2005 were $3.8 million, an increase of $1.0 or 36.3% from the same period in 2004. This increase was due to the costs relating to the Company entering into the commission recapture business in the third quarter of 2004, costs relating to the acquisition of the customer accounts of Wall Street Discount Corp., the cost of leasing a seat on the New York Stock Exchange as the Company expanded the New York Exchange Floor Operation and an increase in legal fees.

          For the six months ended June 30, 2005 and 2004, there was a tax provision of $560,000 and 523,000, respectively, due to the Company’s income before income tax of $1,335,000 and $1,168,000, respectively.

Liquidity and Capital Resources

          The Company’s assets are highly liquid, consisting generally of cash and money market funds. The Company’s total assets at June 30, 2005 were $42 million. As of that date, $32.8 million, or 78%, of total assets were regarded by the Company as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2005, Siebert’s regulatory net capital was $18.4 million, $18.1 million in excess of its minimum capital requirement of $250,000.

          The Company also intends to acquire additional shares of its common stock pursuant to its share buy back program.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to lend to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts pledged by Siebert under the facility are reflected on the Company’s balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 10% per annum. The facility expires on August 31, 2007, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

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

Item 4. Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under The Plan

April 2005	0		901,616	98,384

May 2005	100	$3.12	901,716	98,284

June 2005	7,400	$2.98	909,116	90,884

Total	7,500	$2.98	909,116	90,884

(1) On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company’s common stock. Under this program, shares are purchased from time to time, at the Company’s discretion, in the open market and in private transactions.

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on June 9, 2005. At that meeting, the following matter was voted on and received the votes indicated:

(1) Election of Directors	For	%	Withheld

Muriel F. Siebert	21,784,786	99	116,203

Nicholas P. Dermigny	21,877,901	99	23,088

Patricia L. Francy	21,828,049	99	72,940

Jane H. Macon	21,711,406	99	189,583

Leonard M. Leiman	21,812,399	99	88,590

Nancy S. Peterson	21,893,881	99	7,108

Robert P. Mazzarella	21,893,881	99	7,108

Item 5. Other Information

            None

Item 6. Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President (principal executive officer)

Dated: August 15, 2005

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: August 15, 2005