Form 10-Q
period 2005-09-30
SIEBERT FINANCIAL CORP
filed 2005-11-14
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________________________ to ________________________________

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

Yes   ☐   No   ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 18, 2005, there were 22,130,121 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Cash and cash equivalents	$30,912,000	$28,748,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	2,820,000	2,371,000
Furniture, equipment and leasehold improvements, net	919,000	1,305,000
Investment in and advances to equity investees	4,143,000	3,779,000
Prepaid expenses and other assets	869,000	1,539,000
Intangibles, net	1,572,000	2,017,000
Deferred tax asset	630,000	501,000

	$43,165,000	$41,560,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	6,751,000	6,460,000

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 22,993,917 shares issued and 22,082,350 outstanding at September 30, 2005 and 22,983,917 shares issued and 22,082,301 outstanding at December 31, 2004	229,000	229,000
Additional paid-in capital	17,958,000	17,931,000
Retained earnings	22,350,000	21,033,000
Less: 911,567 and 901,616 shares of treasury stock, at cost at September 30, 2005 and December 31, 2004, respectively	(4,123,000)	(4,093,000)

	36,414,000	35,100,000

	$43,165,000	$41,560,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues:
Commissions and fees	$6,471,000	$5,526,000	$18,876,000	$16,971,000
Investment banking	744,000	508,000	1,726,000	951,000
Trading profits	169,000	161,000	607,000	593,000
Income from equity investees	475,000	850,000	1,509,000	1,532,000
Interest and dividends	243,000	122,000	606,000	302,000

	8,102,000	7,167,000	23,324,000	20,349,000

Expenses:
Employee compensation and benefits	2,523,000	2,517,000	7,733,000	7,809,000
Clearing fees, including floor brokerage	1,375,000	1,265,000	4,042,000	2,704,000
Advertising and promotion	214,000	196,000	754,000	894,000
Communications	502,000	490,000	1,686,000	1,778,000
Occupancy	268,000	267,000	790,000	802,000
Interest	-	25,000	-	25,000
Other general and administrative	2,285,000	1,680,000	6,049,000	4,442,000

	7,167,000	6,440,000	21,054,000	18,454,000

Income before income taxes	935,000	727,000	2,270,000	1,895,000

Provision for income taxes	393,000	305,000	953,000	828,000

Net income	$542,000	$422,000	$1,317,000	$1,067,000

Net income per share of common stock - Basic and Diluted	$.02	$.02	$.06	$.05

Weighted average shares outstanding - Basic	22,084,281	22,094,294	22,083,153	22,122,956
Weighted average shares outstanding - Diluted	22,177,898	22,221,125	22,189,152	22,296,916

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$1,317,000	$1,067,000
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	898,000	1,151,000
Income from equity investees	(1,509,000)	(1,532,000)
Deferred taxes	(129,000)	(85,000)
Changes in:
Securities owned, at market value	-	1,226,000
Receivable from clearing brokers	(449,000)	(463,000)
Prepaid expenses and other assets	670,000	326,000
Securities sold, not yet purchased, at market value	-	(1,000)
Accounts payable and accrued liabilities	291,000	1,363,000

Net cash provided by operating activities	1,089,000	3,052,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(67,000)	(231,000)
Purchase of customer accounts	-	(400,000)
Payment of advances by equity investees	(410,000)	(64,000)
Distribution from equity investees	1,555,000	1,228,000

Net cash provided by investing activities	1,078,000	533,000

Cash flows from financing activities:
Proceeds from exercise of options	27,000
Repurchase of common stock	(30,000)	(559,000)

Net cash used in financing activities	(3,000)	(559,000)

Net increase in cash and cash equivalents	2,164,000	3,026,000

Cash and cash equivalents - beginning of period	28,748,000	24,732,000

Cash and cash equivalents - end of period	$30,912,000	$27,758,000

Supplemental cash flow disclosures:
Cash paid for:
Interest	-	$25,000
Income taxes	$410,000	$462,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2005 and 2004
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

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, (Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to SFAS 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company’s net income and net income per share for the three months and nine months ended September 30, 2005 and 2004 would have decreased the pro forma amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$542,000	$422,000	$1,317,000	$1,067,000
Stock-based employee compensation determined under APB 25	-	-	-	-
Stock-based employee compensation determined under the fair value based method, net of tax effect	(67,000)	(98,000)	(203,000)	(265,000)

Pro forma net income	$475,000	$324,000	$1,114,000	$802,000

Net income per share - basic:

As reported	$.02	$.02	$.06	$.05
Pro forma	$.02	$.02	$.05	$.04

Net income per share - diluted:

As reported	$.02	$.02	$.06	$.05
Pro forma	$.02	$.02	$.05	$.04

In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment,” an amendment of FASB Statements 123 and 95. FAS No. 123(R) replaced FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement required companies to recognize the fair value of stock options and other stock-based compensation to employees beginning with fiscal periods beginning after June 15, 2005. During the first quarter of 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the adoption of this standard for an additional six months. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The impact on the company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

3.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of September 30, 2005, Siebert had net capital of approximately $18,669,000 as compared with net capital requirements of $250,000.

4.	Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through September 30, 2005, 911,567 shares have been purchased at an average price of $4.52 per share.

5.	Intuit Lawsuit Update:

Siebert filed a lawsuit against Intuit, Inc. (“Intuit”), in New York State Supreme Court on September 17, 2003 (the “Intuit Lawsuit”), seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. A motion by Intuit to stay the lawsuit and require that the dispute be submitted to arbitration has been denied. Intuit also moved to dismiss certain causes of action asserted by Siebert in the Intuit Lawsuit. The Court denied Intuit’s motion to dismiss Siebert’s cause of action for breach of fiduciary duty, its cause of action for breach of contractual obligations to pay shared expenses, its cause of action for promissory estoppel, and the portion of its cause of action for breach of the implied covenant of good faith and fair dealing. The Court granted Intuit’s motion to dismiss the portion of Siebert’s cause of action for breach of the express covenant of good faith and fair dealing, its cause of action for misrepresentation and/or fraud, and its request for punitive damages. After the Court’s decision was rendered, Intuit filed its answer to Siebert’s complaint, including counterclaims seeking not less than $6,648,331. Siebert and Intuit have appealed from certain portions of the Court’s decision on the motion to dismiss causes of action and Siebert has also moved for reargument of the Court’s decision which granted Intuit’s motion to dismiss Siebert’s request for punitive damages. Intuit’s counsel was disqualified by the Court’s decision dated November 3, 2005 from representing Intuit in this action and any further activity in the action is effectively stayed until Intuit selects new counsel.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data of SBS as of and for the nine months ended September 30, 2005 and 2004 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2005	2004

Total assets	$21,870,000	$20,905,000
Total liabilities, including subordinated liabilities of $1,200,000	$14,745,000	$13,822,000
Total members’ capital	$7,125,000	$7,083,000
Total revenues	$15,976,000	$13,089,000
Net income	$2,842,000	$3,126,000

Siebert charged SBS $180,000 for the nine months ended September 30, 2005 for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounted to $3,099,000 and $3,079,000 at September 30, 2005 and 2004, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals, and SBS’s continued compliance with its net capital and other regulatory requirements.

7.	SBS Financial Product Company, LLC:

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

Summarized financial data of SBSFPC as of and for the nine months ended September 30, 2005 is set forth below. Siebert holds a 33.33% ownership interest in SBSFPC.

2005

Total assets	$2,119,000
Total liabilities	$588,000
Total members’ capital	$1,531,000
Total revenues	$844,000
Net income	$348,000

8.	Commitments and Contingent Liabilities:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004 and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The market was weak in the third quarter of 2005 due to rising interest rates, higher oil prices and nearly six weeks of hurricanes in the southeast all of which have created a lack of investor interest in investing in stocks. Competition in the brokerage industry remains intense and consolidation continues.

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

          On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through September 30, 2005, 911,567 shares have been purchased at an average price of $4.52 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

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

Results of Operations

          The Company believes that its core business is performing relatively well, given the current difficult business environment for discount and online brokers. The Company had net income for the three and nine months ended September 30, 2005 of $542,000 and $1,317,000, respectively.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

          Total revenues for the three months ended September 30, 2005 were $8.1 million, an increase of $935,000 or 13.1% from the same period in 2004.

          Commission and fee income for the three months ended September 30, 2005 was $6.5 million, an increase of $945,000 or 17.1% from the same period in 2004 due to an increase in trading activity by the retail division as well as higher margin debit balances maintained by the retail customer base and an increase in commissions generated by the institutional trading for the same period in 2004.

          Investment banking revenues for the three months ended September 30, 2005 were $744,000, an increase of $236,000 or 46.5% from the same period in 2004 due to an increase in activity in the new issue market.

          Income from the Company’s equity investment in SBS, for the three months ended September 30, 2005 was $500,000 compared to income of $850,000, a decrease of $350,000 or 41.2% from the same period in 2004. This decrease was due to decreased activity in the municipal bond market. SBS serves as an underwriter for municipal bond offerings. Loss from the Company’s equity investment in SBS Financial Products Company, LLC, an entity in which the Company holds a 33% equity interest (“SBSFPC”) for the three months ended September 30, 2005, was $25,000 as a result of no activity by SBSFPC in the third quarter 2005.

          Trading profits were $169,000 for the three months ended September 30, 2005, an increase of $8,000 or 5.0% over the same period in 2004 due to an overall increase in trading margins.

          Interest and dividends for the three months ended September 30, 2005 were $243,000, an increase of $121,000 or 99.2% from the same period in 2004 primarily due to higher interest rates.

          Total expenses for the three months ended September 30, 2005 were $7.2 million, an increase of $727,000 or 11.3% from the same period in 2004.

          Employee compensation and benefit costs for the three months ended September 30, 2005 and 2004 were $2.5 million. Salaries increased due to an increase in bonus accrual that is based on production and an increase in health benefits offset by a reduction of headcount for registered representatives.

          Clearing and floor brokerage costs for the three months ended September 30, 2005 were $1.4 million, an increase of $110,000 or 8.7% from the same period in 2005 primarily due to increased volume of trade executions for retail customers.

          Advertising and promotion expenses for the three months ended September 30, 2005 were $214,000, an increase of $18,000 or 9.2% from the same period in 2004 primarily due to management’s decision to spend more for advertising and promotion.

          Communications expense for the three months ended September 30, 2005, was $502,000, an increase of $12,000 or 2.5% from the same period in 2004 primarily due to an increase in local telephone calls offset by a reduction in quotes retrieved by the Company’s retail customers.

          Occupancy costs for the three months ended September 30, 2005 were $268,000, an increase of $1,000 or .4% from the same period in 2004.

          Other general and administrative expenses were $2.3 million, an increase of $605,000 or 36.0% from the same period in 2004. This increase was primarily the result of legal fees and related costs, consulting costs, registration fees and placement fees.

          For the three months ended September 30, 2005 and 2004, the Company recorded a provision for taxes of $393,000 and $305,000, respectively, due to the Company’s income before income tax of $935,000 and $727,000, respectively.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

          Total revenues for the nine months ended September 30, 2005 were $23.3 million, an increase of $3.0 million or 14.6% from the same period in 2004.

          Commission and fee income for the nine months ended September 30, 2005 was $18.9 million, an increase of $1.9 million or 11.2% from the same period in 2004 due to an increase in commissions generated by the commission recapture, institutional direct access and institutional trading operations as well as retail customer accounts purchased from Wall Street Discount, Inc. in the second quarter 2004.

          Investment banking revenues for the nine months ended September 30, 2005 were $1.7 million, an increase of $775,000 or 81.5% from the same period in 2004 due to the Company participating in more new issues as a result of the Capital Markets team that joined the Company in the third quarter of 2004.

          Income from the Company’s equity investment in SBS, an entity in which the Company holds a 49% equity interest for the nine months ended September 30, 2005 was $1,393,000 compared to income of $1,532,000, a decrease of $139,000 or 9.1% from the same period in 2004. This decrease was due to an increase in commission expense and salaries offset by an increase in institutional trading and designations. SBS serves as an underwriter for municipal bond offerings. Income from the Company’s equity investment in SBS Financial Products Company, LLC, an entity in which the Company holds a 33.33% equity interest (“SBSFPC”) for the nine months ended September 30, 2005, was $116,000 as a result of the first transactions by SBSFPC in the second quarter 2005.

          Trading profits were $607,000 for the nine months ended September 30, 2005, an increase of $14,000 or 2.4% over the same period in 2004 due to an overall increase in trading margins and volume.

          Interest and dividends for the nine months ended September 30, 2005 were $606,000, an increase of $304,000 or 100.7% from the same period in 2004 primarily due to higher interest rates.

          Total expenses for the nine months ended September 30, 2005 were $21.1 million, an increase of $2.6 million or 14.1% from the same period in 2004.

          Employee compensation and benefit costs for the nine months ended September 30, 2005 were $7.7 million, a decrease of $76,000 or 1.0% from the same period in 2004. This decrease was due to a decrease in contractual bonus accruals, commissions based on production and headcount in customer service and new accounts departments offset by hiring of the Company’s General Counsel, expansion of the Company’s Capital Markets Group as well as an increase in health benefits.

          Clearing and floor brokerage costs for the nine months ended September 30, 2005 were $4.0 million, an increase of $1.3 million or 49.5% from the same period in 2004 primarily due to increased volume of trade executions as well as an increase in institutional trades executed at the New York Stock Exchange and a one time commission rebate of $800,000 from the Company’s clearing firm in the first and second quarter of 2004.

          Advertising and promotion expenses for the nine months ended September 30, 2005 were $754,000, a decrease of $140,000 or 15.7% from the same period in 2004 primarily due to management’s decision to spend less for advertising and promotion.

          Communications expense for the nine months ended September 30, 2005, was $1.7 million, a decrease of $92,000 or 5.2% from the same period in 2004 due primarily to management’s effort to control and maintain these costs.

          Occupancy costs for the nine months ended September 30, 2005 were $790,000, a decrease of $12,000 or 1.5% from the same period in 2004. This decrease was primarily due to the Company’s Boca Raton office with YDB’s Boca Raton office in the second quarter of 2004.

          Other general and administrative expenses were $6.1 million, an increase of $1.6 million or 36.2% from the same period in 2004. The increase was due to legal fees and related costs, costs relating to the Company entering into the commission recapture business in the third quarter of 2004, costs relating to the acquisition of the customer accounts of Wall Street Discount Corp., the costs of leasing a seat on the New York Stock Exchange as the Company expanded the New York Stock Exchange Floor Operations, an increase in consulting fees relating to Sarbanes-Oxley, registration fees and placement fees for recruiting employees.

          For the nine months ended September 30, 2005 and 2004, the Company recorded a provision for taxes of $953,000 and $828,000, respectively, due to the Company’s income before income tax of $2.3 million and $1.9 million, respectively.

Liquidity and Capital Resources

          The Company’s assets are highly liquid, consisting generally of cash, money market funds and marketable securities. The Company’s total assets at September 30, 2005 were $43.2 million. As of that date, $33.7 million, or 78%, of total assets were regarded by the Company as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At September 30, 2005, Siebert’s regulatory net capital was $18.7 million, $18.4 million in excess of its minimum capital requirement of $250,000.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Part I-Item 1 “Notes to Consolidated Financial Statements-Intuit Lawsuit Update” with respect to the Company’s lawsuit against Intuit, Inc. which was filed in New York State Supreme Court, County of New York on September 17, 2003, alleging, among other things, Intuit’s breach of contractual obligations, breach of fiduciary duties and misrepresentation and/or fraud, all relating to the Joint Brokerage services conducted under the Strategic Alliance Agreement between Siebert and Intuit.

          The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under The Plan

July 2005	-	-	909,116	90,884

August 2005	-	-	909,116	90,884

September 2005	2,451	$2.97	911,567	88,433

Total	2,451	$2.97	911,567	88,433

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

Dated: November 14, 2005

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: November 14, 2005