Form 10-K
period 2005-12-31
SIEBERT FINANCIAL CORP
filed 2006-03-31
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission file number 0-5703

Siebert Financial Corp.
 (Exact name of registrant as specified in its charter)

New York	11-1796714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

885 Third Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 644-2400
Registrant’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of class)

Indicate by checkmark if the registrant is a well know seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐   NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐   NO ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2). YES ☐   NO ☒

          The number of shares of the Registrant’s outstanding Common Stock, as of March 16, 2006, was 22,125,254 shares. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005), was $7,287,677.

          Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before May 1, 2006, incorporated by reference into Part III.

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

          Siebert’s over the counter orders are executed through a network of Nasdaq market makers with no single market maker executing all trades. The firm also offers customers execution services through Nasdaq’s SelectNet™ and Reuters’ Instinet™ systems for an additional fee. These systems give customer’s access to all Electronic Communication Networks listed on SelectNet™ and to Instinet™ before and after regular market hours. Siebert believes that its over-the counter executions afford its customers the best possible opportunity for consistent price improvement.

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

          Siebert’s communications systems include a voice system that allows calls to be answered by the next available agent having the appropriate skill set for the incoming call. Data is delivered to branches over a multipoint Virtual Private Network system. Call center software provides statistical reports, such as time on hold, duration of calls and the number of calls handled by each agent. The vendor of the communications system monitors these systems on a twenty-four hour a day, seven day a week basis and can make software repairs remotely.

Current Developments

          Siebert filed a lawsuit against Intuit Inc. (“Intuit”) in New York State Supreme Court on September 17, 2003 seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. The Court denied Intuit’s motion to dismiss Siebert’s causes of action for breach of fiduciary duty, breach of contractual obligations to pay shared expenses, promissory estoppel, and breach of the implied covenant of good faith and fair dealing. The Court granted Intuit’s motion to dismiss Siebert’s causes of action for breach of the express covenant of good faith and fair dealing, misrepresentation and/or fraud, and its request for punitive damages. Intuit has counterclaimed against Siebert, seeking not less than $6.6 million. Siebert and Intuit have appealed from certain portions of the Court’s decision and Siebert has also moved for reargument of that decision regarding punitive damages. In November 2005, Intuit’s counsel was disqualified by the Court from representing Intuit in this action. Any further activity in the action is stayed pending Intuit’s appeal from the Order of disqualification, which appeal is expected to be heard by the Appellate Court in April 2006.

          Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should have been returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit and that the ultimate result of this matter will not have a material adverse effect on result of operations or financial position. Siebert in 2004 decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing.

Siebert and Pershing in 2005 entered into a Limited Release Agreement under which Siebert received a release from the $3 million disputed claims for unreimbursed fees and costs, and Pershing was released from any liability to Siebert based upon the disputed fees and costs, and Siebert paid a consideration to Pershing that had been previously accrued by Siebert.

          The Company entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with Suzanne Shank and Napolean Brandford III, the two individual principals of SBS ( the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by the Company.

          On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through December 31, 2005, 916,434 shares have been purchased at an average price of $4.51 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

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

          During 1996, Siebert formed the Siebert, Brandford, Shank division of the investment banking group to enhance the activities of Siebert’s tax exempt underwriting. The operations of the Siebert, Brandford, Shank division were moved on July 1, 1998, to a newly formed entity, SBS. Two individuals, Mr. Napoleon Brandford and Ms. Suzanne F. Shank, own 51% of the equity and are entitled to 51% of the net profits of SBS and Siebert is entitled to the balance. Through its investment in SBS, Siebert has become a more significant factor in the tax exempt underwriting area, and expects to enhance its government and institutional relationships, as well as the breadth of products that can be made available to retail clients. During 2005, SBS served as the lead manager of over $2 billion of negotiated municipal new issues and served as a co-manager in over $54 billion of negotiated municipal new issues.

          Since its inception, the Siebert, Brandford, Shank division and its successor SBS have co-managed offerings of approximately $371 billion and lead managed offerings of approximately $14 billion. Clients include the States of California, Texas, Washington, Ohio and Michigan and the Cities of Chicago, Detroit, Los Angeles, Houston, Dallas, Denver and St. Louis.

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

          The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-

dealer from withdrawing equity capital for up to 20 business days. The Net Capital Rule of the NYSE also provides that equity capital may not be drawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.

          Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2005 and 2004, Siebert had net capital of $25.6 million and $16.9 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Employees

          As of March 16, 2006, the Company had approximately 93 employees, six of whom were corporate officers. None of the employees is represented by a union, and the Company believes that relations with its employees are good.

Item 1A. RISK FACTORS

Securities market volatility and other securities industry risk could adversely affect our business

          Our principal business activities include discount retail broker-dealer operations, as well as investment banking, institutional sales and other related business lines. Like other businesses operating in the securities industry, our business is directly affected by volatile trading markets, fluctuations in the volume of market activity, economic and political conditions, upward and downward trends in business and finance at large, legislation and regulation affecting the national and international business and financial communities, currency values, inflation, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived credit worthiness of the securities industry in the marketplace and the level and volatility of interest rates. We also face risks relating to trading losses, losses resulting from the ownership or underwriting of securities, counterparty failure to meet commitments, customer fraud, employee fraud, issuer fraud, errors and misconduct, failures in connection with the processing of securities transactions and litigation. The varied risks associated with our business and the securities industry in general could adversely affect our commission and other revenues. A reduction in our revenues or a loss resulting from our underwriting or ownership of securities or sales or trading of securities could have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of these risks, our revenues and operating results may be subject to significant fluctuations from quarter to quarter and from year to year.

Lower price levels in the securities markets may reduce our profitability adversely affecting the price of our common stock.

          Lower price levels of securities may result in (i) reduced volumes of securities, options and futures transactions, with a consequent reduction in our commission revenues, and (ii) losses from declines in the market value of securities we held in investment and underwriting positions. In periods of low volume, our levels of profitability are further adversely affected because certain of our expenses remain relatively fixed. Sudden sharp declines in market values of securities and the failure of issuers and counterparties to perform their obligations can result in illiquid markets which, in turn, may result in our having difficulty selling securities. Such negative market conditions, if prolonged, may also lower our revenues from investment banking and other activities. A reduction in our revenues from investment banking or other activities could have a material adverse affect on our business, results of operations and financial condition.

There is intense competition in the discount brokerage industry.

          Siebert encounters significant competition from full-commission, online and other discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations many of which are significantly larger and better capitalized than Siebert. Siebert equity investee, SBS, a municipal bond underwriter, also encounters significant competition from firms engaged in the municipal finance business. The general financial success of the securities industry over the past several years and the price wars encountered and lower commission rates in the discount brokerage business in general have strengthened our existing competitors. Siebert believes that such changes in the industry will continue to strengthen existing competitors and attract additional competitors such as banks, insurance companies, providers of online financial and information services, and others as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert may not be able to compete effectively with current or future competitors.

          During 2005, competition continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from consolidation in the discount brokerage industry. Some competitors in the discount brokerage business offer services which we do not, including financial advice and investment management. In the last two years, some competitors have continued to offer lower flat rate execution fees that are difficult for any conventional discount firm to meet. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow. Many of the flat fee brokers impose charges for services such as mailing, transfers and handling exchanges which Siebert does not and also direct their execution to captive market makers. Continued or increased competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could limit our growth or lead to a decline in Siebert’s customer base which would adversely affect our business, results of operations and financial condition.

We are subject to extensive government regulation.

          Our business is subject to extensive regulation in the United States, at both the Federal and state level. We are also subject to regulation by self–regulatory organizations and other regulatory bodies in the Untied States, such as the SEC, the NYSE, the NASD and the Municipal Securities Rulemaking Board (the “MSRB”). We are registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico. The regulations to which we are subject as a broker-dealer cover all aspects of the securities business including: training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations, which may be subject to the uncertainties of interpretation, could result in civil penalties, fines, suspension or expulsion and have a material adverse effect on our business, results of operations and financial condition.

          Siebert, as a registered broker-dealer and NASD member organization, is required by Federal law to belong to the Securities Investor Protection Corporation (“SIPC”) which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Siebert, through its clearing agent, has purchased from private insurers additional account protection in the event of liquidation up to the net asset value, as defined, of each account. Stocks, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

          Siebert is also authorized by the MSRB to effect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.

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

          The laws, rules and regulations, as well as governmental policies and accounting principles, governing our business and the financial services and banking industries generally have changed significantly over recent years and are expected to continue to do so. We cannot predict which changes in laws, rules, regulations, governmental policies or accounting principles will be adopted. Any changes in the laws, rules, regulations, governmental policies or accounting principles relating to our business could materially and adversely affect our business, results of operations and financial condition.

We are subject to net capital requirements.

          The SEC, the NYSE and various other securities and commodities exchanges and other regulatory bodies in the United States have rules with respect to net capital requirements which affect us. These rules have the effect of requiring that at least a substantial portion of a broker-dealer’s assets be kept in cash of highly liquid investments. Our compliance with the net capital requirements could limit operations that require intensive use of capital, such as underwriting or trading activities. These rules could also restrict our ability to withdraw our capital, even in circumstances where we have more than the minimum amount of required capital, which, in turn, could limit our ability to implement growth strategies. In addition, a change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount to such net capital requirements, or a significant operating loss or any unusually large charge against net capital, could have similar adverse effects.

Our customers may fail to pay us.

          A principal credit risk to which we are exposed on a regular basis is that our customers may fail to pay for their purchases or fail to maintain the minimum required collateral for amounts borrowed against securities positions maintained by them. We have established policies with respect to maximum purchase commitments for new customers or customers with inadequate collateral to support a requested purchase. However, our managers have some flexibility in the allowance of certain transactions. When transactions occur outside normal guidelines, these accounts are monitored until their payment obligation is completed. If the customer does not meet the commitment, we take steps to close out the position in an attempt to minimize losses.

          We have personnel specifically responsible for monitoring all customer positions for the maintenance of required collateral. These personnel also monitor accounts that may be concentrated in one or more securities whereby a significant decline in the value of a particular security could reduce the value of the account’s collateral below the account’s loan obligation. While we have not had significant credit losses in the last five years, we cannot assure you that the policies and procedures we have established will be adequate to prevent a significant credit loss.

We face risks relating to our investment banking activities.

          Certain risks are involved in the underwriting of securities. Investment banking underwriting syndicates agree to purchase securities at a discount from the public offering price. If the securities must be sold below the syndicate cost, an underwriter is exposed to losses on the securities that it has committed to purchase. In the last several years, investment banking firms increasingly have underwritten corporate and municipal offerings with fewer syndicate participants or, in some cases, without an underwriting syndicate. In these cases, the underwriter assumes a larger part or all of the risk of an underwriting transaction.

          Under Federal securities laws, other laws and court decisions, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered. While municipal securities are exempt from the registration requirements of the Securities Act, underwriters of municipal securities are exposed to substantial potential liability for material misstatements or omissions of fact in the offering documents prepared for these offerings.

An increase in volume on our systems or other events could cause them to malfunction.

          We presently receive and process up to 65% of our trade orders electronically. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While we have never experienced a significant failure of our trading systems, heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or the systems of third parties involved in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties, and third party software), even for a short time, could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from these customers for losses. We cannot assure you that our network structure will operate appropriately in the event of a subsystem, component or software failure. In addition, we cannot assure you that we will be able to prevent an extended systems failure in the event of a power or telecommunications failure, an earthquake, terrorist attack, fire or any act of God. Any systems failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

We rely on information processing and communications systems to process and record our transactions.

          Our operations rely heavily on information processing and communications systems. Our system for processing securities transactions is highly automated. Registered representatives equipped with online computer terminals can access customer account information, obtain securities prices and related information and enter and confirm orders online.

          To support our customer service delivery systems, as well as other applications such as clearing functions, account administration, record keeping and direct customer access to investment information, we maintain a computer network in New York City. Through our clearing agent, our computers are also linked to the major registered U.S. securities exchanges, the National Securities Clearing Corporation and the Depository Trust Company. Failure of the information processing or communications systems for a significant period of time could limit our ability to process a large volume of transactions accurately and rapidly. This could cause us to be unable to satisfy our obligations to customers and other securities firms, and could result in regulatory violations. External events, such as an earthquake, terrorist attack or power failure, loss of external information feeds, such as security price information, as well as internal malfunctions such as those that could occur during the implementation of system modifications, could render part or all of these systems inoperative.

We may not be able to keep up pace with continuing changes in technology.

          Our market is characterized by rapidly changing technology. To be successful, we must adapt to this rapidly changing environment by continually improving the performance, features and reliability of our services. We could incur substantial costs if we need to modify our services or infrastructure or adapt our technology to respond to these changes. A delay or failure to address technological advances and developments or an increase in costs resulting from these changes could have a material and adverse effect on our business, financial condition and results of operations.

We depend on our ability to attract and retain key personnel.

          Our continued success is principally dependent on our founder, Muriel F. Siebert, Chairwoman, Chief Executive Officer and President and our senior management. In addition, the continued success of the SBS may be dependent on the services of Napoleon Brandford III and Suzanne Shank. The loss of the services of any of these individuals could significantly harm our business, financial condition and operating results.

Our principal shareholder may control many key decisions.

          Ms. Muriel Siebert currently owns approximately 90% of our outstanding common stock. Ms. Siebert will have the power to elect the entire Board of Directors and, except as otherwise provided by law or our Certificate of Incorporation or by-laws, to approve any action requiring shareholder approval without a shareholders meeting.

There may be no public market for our common stock.

          Only approximately 2,200,000 shares, or approximately 10% of our shares outstanding, are currently held by the public. Although our common stock is traded in The Nasdaq National Market, their can be no assurance that an active public market will continue.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

          Siebert currently maintains seven retail discount brokerage offices. Customers can visit the offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert’s activities are conducted on the Internet or by telephone and mail.

Siebert operates its business out of the following seven leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms

Corporate Headquarters, Retail and
Investment Banking Office
885 Third Ave.
New York, NY 10022	7,828	12/31/06	None

Retail Offices

9693 Wilshire Boulevard
Beverly Hills, CA 90212	1,000	12/31/06	1 year option

4400 North Federal Highway
Boca Raton, FL 33431	2,438	5/31/09	None

111 Pavonia Avenue(1)			5 year option on a
Jersey City, NJ 07310	7,768	6/30/07 and 6/30/09	portion of space

400 Fifth Avenue – South
Naples, FL 33940	1,008	4/30/06	None

240A South County Road
Palm Beach, FL 33480	770	12/31/06	None

9569 Harding Avenue
Surfside, FL 33154	1,150	4/30/07	None

(1)	Certain of the Company’s administrative and back office functions are performed at this location.

          The Company believes that its properties are in good condition and are suitable for the Company’s operations.

Item 3. LEGAL PROCEEDINGS

          See Part I-Item 1 “Business-Current Developments” and Part I-Item 7” Management’s Discussion and Analysis of Financial Condition and Results of Operations” with respect to the Company’s lawsuit against Intuit Inc. which was filed in New York State Supreme Court, County of New York on September 17, 2003 alleging among other things, Intuit’s breach of contractual obligations, breach of fiduciary duties and misrepresentation and/or fraud, all relating to the Joint Brokerage services conducted under the Strategic Alliance Agreement between Siebert and Intuit.

          In addition, the Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The Company’s common stock trades on the Nasdaq Stock Market under the symbol “SIEB”. The high and low sales prices of the Company’s common stock reported by Nasdaq during the following calendar quarters were:

	High	Low

First Quarter - 2004	$4.69	$3.41

Second Quarter - 2004	$5.32	$3.64

Third Quarter - 2004	$4.35	$2.74

Fourth Quarter - 2004	$4.20	$2.94

First Quarter - 2005	$3.95	$2.96

Second Quarter - 2005	$4.50	$2.55

Third Quarter - 2005	$3.85	$2.80

Fourth Quarter - 2005	$3.05	$2.34

January 1, 2006 - March 16, 2006	$2.72	$2.39

          On March 16, 2006, the closing price of the Company’s common stock on the Nasdaq Stock Market was $2.63 per share. There were 155 holders of record of the Company’s common stock and more than 2,000 beneficial owners of common stock on March 6, 2006.

Dividend Policy

          The Company paid no cash dividends to its shareholders in 2005, 2004 and 2003. Ms. Siebert, the majority shareholder of the Company, has waived her right to receive the dividends declared by the Company to date although she intends to participate in dividends declared in the future. The Board of Directors of the Company periodically considers whether to declare dividends. In considering whether to pay such dividends, the Company’s Board of Directors will review the earnings of the Company, its capital requirements, its economic forecasts and such other factors as are deemed relevant. Some portion of the Company’s earnings will be retained to provide capital for the operation and expansion of its business.

Issuer Purchase Of Equity Securities

          The following table sets forth information regarding the Company’s purchase of its common stock on a monthly basis during the fourth quarter of 2005:

Period	Total Number Of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under The Plan

October 2005	—	—	911,567	88,433
November 2005	1,500	$2.69	913,067	86,933
December 2005	3,367	$2.79	916,434	83,566

Total	4,867	$2.76	916,434	83,566

(1) On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company’s common stock. Under this program, shares are purchased from time to time, at the Company’s discretion, in the open market and in private transactions.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 with respect to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,767,610	$4.16	2,025,915

Equity compensation plans not approved by security holders(2)	41,400	—	18,600

Total	1,809,010	$4.16	2,044,515

(1)	Represents the Company’s 1997 Stock Option Plan.

(2)	Represents the Company’s 1998 Restricted Stock Award Plan.

Material Terms of the 1998 Restricted Stock Award Plan

          The Company’s 1998 Restricted Stock Award Plan provides for awards to key employees of not more than an aggregate of 60,000 shares of our common stock, subject to adjustments for stock splits, stock dividends and other changes in our capitalization, to be issued either immediately after the award or at a future date. As of December 31, 2005, 41,400 shares of the Company’s common stock under the Restricted Stock Award Plan had been awarded and were outstanding. As provided in the plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by us for the benefit of the recipients, subject to the same restrictions as the award. These dividends, without interest, are paid to the recipients upon lapse of the restrictions.

Item 6.	SELECTED FINANCIAL DATA
(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction With The Company’s Consolidated Financial Statements And The Related Notes Thereto.

	2005	2004	2003	2002	2001

Income statement data:
Total Revenues	$31,172	$28,104	$24,696	$24,104	$32,020
Net income (loss)	$1,863	$533	$123	$(1,633)	$2,488

Net income (loss) per share of common stock
Basic	$0.08	$0.02	$0.01	$(0.07)	$0.11
Diluted	$0.08	$0.02	$0.01	$(0.07)	$0.11

Weighted average shares outstanding (basic)	22,093,369	22,113,228	22,305,369	22,403,990	22,438,719
Weighted average shares outstanding (diluted)	22,127,940	22,276,562	22,453,538	22,403,990	22,698,934

Statement of financial condition data (at year-end):

Total assets	$43,027	$41,560	$40,026	$40,451	$42,129
Total liabilities excluding subordinated borrowings	$5,975	$6,460	$4,891	$4,784	$4,829
Stockholders’ equity	$37,052	$35,100	$35,135	$35,667	$37,300

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

          The overall market conditions were weaker in 2005 due to rising interest rates, higher oil prices and nearly six weeks of hurricanes in the southeast all of which have created a lack of investor interest in investing in stocks. Consequently, customer trading activity was flat for the Company.

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

          The Company entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with Suzanne Shank and Napolean Brandford III, the two individual principals of SBS ( the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by the Company.

          On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company’s common stock. Under this program, shares are purchased from time to time, at the Company’s discretion, in the open market and in private transactions. Through March 14, 2006, 916,434 shares have been purchased at an average price of $4.51 per share.

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

Siebert filed a lawsuit against Intuit Inc. (“Intuit”) in New York State Supreme Court on September 17, 2003 seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. The Court denied Intuit’s motion to dismiss Siebert’s causes of action for breach of fiduciary duty, breach of contractual obligations to pay shared expenses, promissory estoppel, and breach of the implied covenant of good faith and fair dealing. The Court granted Intuit’s motion to dismiss Siebert’s causes of action for breach of the express covenant of good faith and fair dealing, misrepresentation and/or fraud, and its request for punitive damages. Intuit has counterclaimed against Siebert, seeking not less than $6.6 million. Siebert and Intuit have appealed from certain portions of the Court’s decision and Siebert has also moved for reargument of that decision regarding punitive damages. In November 2005, Intuit’s counsel was disqualified by the Court from representing Intuit in this action. Any further activity in the action is stayed pending Intuit’s appeal from the Order of disqualification, which appeal is expected to be heard by the Appellate Court in April 2006.

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

Results of Operations

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

          Revenues. Total revenues for 2005 were $31.2 million, an increase of $3.1 million, or 10.9%, from 2004. Commission and fee income increased $1.5 million, or 6.2%, from the prior year to $25.3 million due to an increase in commissions generated by the commission recapture, institutional direct access and institutional trading operations as well as retail customer accounts purchased from Wall Street Discount, Inc. in the second quarter 2004 offset by a decrease in retail customer commissions. The decrease in retail customer commissions is due a decrease in the average commission charged per trade in 2005 from the previous year. The commission recapture, institutional direct access and institutional trading operations began in the third quarter 2004.

          Investment banking revenues increased $1 million, or 74.0%, from the prior year to $2.4 million in 2005 due to the Company participating in more new issues as a result of the Capital Markets team that joined the Company in the third quarter of 2004.

          Income from the Company’s investment in Siebert, Brandford, Shank & Co., LLC (“SBS”), an entity in which the Company holds a 49% equity interest, for 2005 and 2004 was $1.7 million. SBS serves as an underwriter for municipal bond offerings. Income from the Company’s equity investment in SBS Financial Products Company, LLC, an entity in which the Company holds a 33.33% equity interest (“SBSFPC”) for 2005 was $194,000. SBSFPC operations began in the second quarter of 2005.

          Trading profits decreased $59,000, or 7.8%, from the prior year to $702,000 primarily due to decreased trading in municipal, government and corporate bonds within the Company’s riskless trading group.

          Income from interest and dividends increased $508,000, or 108.1%, from the prior year to $978,000 primarily due to higher interest rates and higher cash balances.

          Expenses. Total expenses for 2005 were $28.0 million, an increase of $838,000, or 3.1%, from the prior year.

          Employee compensation and benefit costs increased $289,000, or 2.6%, from the prior year to $11.4 million primarily due to the hiring of the Company’s General Counsel, the expansion of the Company’s Capital Markets Group and the New York Stock Exchange Floor Operation, settlement of employee related matters and health and other employee benefits offset commissions based on production, headcount in customer service and new accounts departments and termination of an executive officer.

          Clearing and floor brokerage fees increased $1.1 million, or 24.8%, from the prior year to $5.3 million primarily due to increased volume of trade executions and a one time commission rebate of $800,000 from the Company’s clearing firm in the first and second quarter of 2004.

          Professional fees increased $2.2 million, or 100.3% from the prior year to $4.3 million primarily due to an increase in legal fees relating to litigation with Intuit and employee matters and consulting fees relating to the Company entering into the commission recapture business in the third quarter of 2004, the acquisition of the customer accounts of Wall Street Discount Corp., and Sarbanes-Oxley.

          Advertising and promotion expense decreased $231,000, or 20.9%, from the prior year to $876,000 primarily due to management’s decision to spend less for advertising and promotion.

          Communications expense decreased $603,000, or 25.9%, from the prior year to $1.7 million from actively pursuing alternative vendors and utilizing new technologies.

          Occupancy costs decreased $14,000, or 1.3%, from the prior year to $1.1 million principally due to the combining of the Company’s Boca Raton office with Your Discount Broker, Inc.’s Boca Raton office in the second quarter of 2004.

          Other general and administrative expenses decreased $282,000, or 7.9%, from the prior year to $3.3 million primarily due to a decrease in depreciation and amortization expenses, printing and postage costs offset by an increase in placement and registration fees.

          Taxes. The provision for income taxes increased by $900,000, or 200.0% from the prior year to $1.4 million due to an increase in net income before tax to $3.2 million in 2005 from $983,000 in 2004.

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

          Professional fees increased $619,000, or 40.6% from the prior year to $2.1 million primarily due to the increase in consulting fees relating to the Company entering into the commission recapture business in the third quarter of 2004 and the acquisition of the customer accounts of Wall Street Discount Corp.

          Advertising and promotion expense decreased $251,000, or 18.5%, from the prior year to $1.1 million primarily due to management’s decision to spend less for advertising and promotion.

          Communications expense decreased $507,000, or 17.9%, from the prior year to $2.3 million primarily due to management’s effort to control and maintain these costs.

          Occupancy costs decreased $56,000, or 5.0%, from the prior year to $1.1 million principally due to the combining of the Company’s Boca Raton office with Your Discount Broker, Inc.’s Boca Raton office into a larger branch.

          Other general and administrative expenses decreased $1.1 million or 23.6%, from the prior year to $3.6 million primarily due to the elimination of product development costs relating to the JBS and the decrease in depreciation and amortization.

          Taxes. The provision for income taxes increased by $380,000, or 542.9% from the prior year to $450,000 due to an increase in net income before tax to $983,000 in 2004 from $193,000 in 2003.

Liquidity and Capital Resources

          The Company’s assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. The Company’s total assets at December 31, 2005 were $43 million, of which, $33.4 million, or 78%, were regarded by the Company as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2005, Siebert’s regulatory net capital was $25.6 million, $25.3 million in excess of its minimum capital requirement of $250,000. Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should have been returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit and that the ultimate result of this matter will not have a material adverse effect on result of operations or financial position. Siebert in 2004 decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. Siebert and Pershing in 2005 entered into a Limited Release Agreement under which Siebert received a release from the $3 million disputed claims for unreimbursed fees and costs, and Pershing was released from any liability to Siebert based upon the disputed fees and costs, and Siebert paid a consideration to Pershing that had been previously accrued by Siebert.

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

          Below is a table that presents the Company’s obligations and commitments at December 31, 2005:

	Payment Due By Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Five Years
Operating lease obligations	$1,963,000	$965,000	$813,000	$185,000	$0

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

          Through Siebert, the Company maintains inventories in exchange-listed and Nasdaq equity securities and municipal securities on both a long and short basis. The fair value of all long and short positions held by Siebert at December 31, 2005 was zero. The Company does not engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity, except for Siebert’s obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 8% per annum. Siebert earned interest of $96,000 from SBS in each of the years that Siebert’s commitment has been outstanding.

Financial Instruments Held For Purposes Other Than Trading:

          Working capital is generally temporarily invested in dollar denominated money market funds and commercial paper. These investments are not subject to material changes in value due to interest rate movements.

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

          This information is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to May 1, 2006.

(b)	Identification of Executive Officers

Name	Age	Position

Muriel F. Siebert	73	Chairwoman and President

Ameen Esmail	47	Executive Vice President and
		Director of Business Development

Joseph M. Ramos, Jr.	47	Executive Vice President and
		Chief Financial Officer

Jeanne Rosendale	41	Executive Vice President and
		General Counsel

Daniel Iesu	46	Secretary

          Certain information regarding each executive officer’s business experience is set forth below.

          Muriel F. Siebert has been Chairwoman, President and a director of Siebert since 1967 and the Company since November 8, 1996. Ms. Siebert became the first woman member of the New York Stock Exchange on December 28, 1967 and served as the first woman Superintendent of Banks of the State of New York from 1977 to 1982. She is director of the New York State Business Council and the Boy Scouts of Greater New York. She is the founder and past president of the Woman’s Forum, a former member of the State of New York Commission on Judicial Nomination and is on the executive committee of the Economic Club of New York.

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

          Daniel Iesu has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

(c)	Compliance with Section 16(a) of the Exchange Act

This information is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to May 1, 2006.

(d)	Code of Ethics

          The Company has adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company performing similar functions. This financial code of ethics is posted on our website. The Internet address for the Company’s website is http://www.siebertnet.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by either filing a Form 8-K or posting such information on our website, at the address and location specified above, within four business days following the date of such amendment or waiver.

Item 11. EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to May 1, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to May 1, 2006.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to May 1, 2006.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required in this item is incorporated by reference from the Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to May 1, 2006.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The consolidated Financial statements for the year ended December 31, 2005 commence on page F-1 of this report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits required by Item 601 of the Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Siebert Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Eisner LLP

New York, New York
March 20, 2006

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2005	2004

ASSETS

Cash and cash equivalents	$30,980,000	$28,748,000
Cash equivalents - restricted	1,300,000	1,300,000
Receivable from clearing broker	2,404,000	2,371,000
Furniture, equipment and leasehold improvements, net	828,000	1,305,000
Investments in and advances to affiliates	4,428,000	3,779,000
Prepaid expenses and other assets	992,000	1,539,000
Intangibles, net	1,494,000	2,017,000
Deferred taxes	601,000	501,000

	$43,027,000	$41,560,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$5,975,000	$6,460,000

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,039,402 shares issued and 22,122,968 shares outstanding at December 31, 2005 and 22,983,917 shares
issued and 22,082,301 shares outstanding at December 31, 2004	230,000	229,000
Additional paid-in capital	18,063,000	17,931,000
Retained earnings	22,896,000	21,033,000
Less: 916,434 and 901,616 shares of treasury stock at cost at December 31, 2005, and 2004, respectively	(4,137,000)	(4,093,000)

	37,052,000	35,100,000

	$43,027,000	$41,560,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2005	2004	2003

Revenue:
Commissions and fees	$25,271,000	$23,798,000	$20,456,000
Investment banking	2,372,000	1,363,000	1,086,000
Trading profits	702,000	761,000	804,000
Income from equity investees	1,849,000	1,712,000	1,900,000
Interest and dividends	978,000	470,000	450,000

	31,172,000	28,104,000	24,696,000

Expenses:
Employee compensation and benefits	11,427,000	11,138,000	8,722,000
Clearing fees, including floor brokerage	5,295,000	4,242,000	4,271,000
Professional fees	4,296,000	2,144,000	1,525,000
Advertising and promotion	876,000	1,107,000	1,358,000
Communications	1,728,000	2,331,000	2,838,000
Occupancy	1,053,000	1,067,000	1,123,000
Interest	2,000	28,000	1,000
Write off of advance to clearing broker		1,500,000
Other general and administrative	3,282,000	3,564,000	4,665,000

	27,959,000	27,121,000	24,503,000

Income before provision for income taxes	3,213,000	983,000	193,000
Provision for income taxes	1,350,000	450,000	70,000

Net income	$1,863,000	$533,000	$123,000

Net income per share of common stock - basic	$0.08	$0.02	$0.01
Net income per share of common stock - diluted	$0.08	$0.02	$0.01

Weighted average shares outstanding - basic	22,093,369	22,113,228	22,305,369
Weighted average shares outstanding - diluted	22,127,940	22,276,562	22,453,538

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock

	Number Of Shares	$.01 Par Value	Additional Paid -In Capital	Retained Earnings	Number Of Shares	Amount	Total

Balance - January 1, 2003	22,968,167	$229,000	$17,880,000	$20,377,000	572,400	$(2,819,000)	$35,667,000
Net income				123,000			123,000
Treasury share purchases					189,503	(706,000)	(706,000)
Issuance of shares in connection with exercise of employee stock options	15,750		36,000				36,000
Tax benefit arising from exercise of employees stock options			15,000				15,000

Balance - December 31, 2003	22,983,917	229,000	17,931,000	20,500,000	761,903	(3,525,000)	35,135,000
Net income				533,000			533,000
Treasury share purchases					139,713	(568,000)	(568,000)

Balance - December 31, 2004	22,983,917	229,000	17,931,000	21,033,000	901,616	(4,093,000)	35,100,000
Net income				1,863,000			1,863,000
Treasury share purchases					14,818	(44,000)	(44,000)
Issuance of shares in connection with exercise of employee stock options	55,485	1,000	132,000				133,000

Balance - December 31, 2005	23,039,402	$230,000	$18,063,000	$22,896,000	916,434	$(4,137,000)	$37,052,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

Cash Flows From Operating Activities:

Net income	$1,863,000	$533,000	$123,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,128,000	1,464,000	1,778,000
Income from equity investees	(1,849,000)	(1,712,000)	(1,900,000)
Distribution from equity investees	1,573,000	1,231,000	1,443,000
Tax benefit of exercised employee stock options			15,000
Deferred taxes	(100,000)	52,000	26,000
Write-off of advance to clearing broker		1,500,000
Changes in:
Securities owned, at market value		1,226,000	3,999,000
Receivable from clearing broker	(33,000)	(884,000)	(387,000)
Prepaid expenses and other assets	547,000	268,000	9,000
Securities sold, not yet purchased, at market value		(6,000)	6,000
Accounts payable and accrued liabilities	(485,000)	1,575,000	368,000

Net cash provided by operating activities	2,644,000	5,247,000	5,480,000

Cash Flows From Investing Activities:

Purchase of intangibles		(400,000)	(1,150,000)
Return of deposit on equipment			241,000
Advance to clearing broker			(1,500,000)
Purchase of furniture, equipment and leasehold improvements	(128,000)	(177,000)	(160,000)
Investment in and advances made to equity investees	(373,000)	(86,000)	(7,000)

Net cash used in investing activities	(501,000)	(663,000)	(310,000)

Cash Flows From Financing Activities:

Purchase of treasury shares	(44,000)	(568,000)	(706,000)
Proceeds from exercise of options	133,000		36,000

Net cash provided by (used in) financing activities	89,000	(568,000)	(670,000)

Net increase in cash and cash equivalents	2,232,000	4,016,000	2,234,000
Cash and cash equivalents - beginning of year	28,748,000	24,732,000	22,498,000

Cash and cash equivalents - end of year	$30,980,000	$28,748,000	$24,732,000

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest	$1,000	$28,000	$1,000
Income taxes	$812,000	$741,000	$61,000

Noncash Investing And Financing Activities:

Tax benefit of employee stock options			15,000

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Business:

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

Securities transactions trading profit, commission revenues and related clearing expenses are recorded on a trade date basis.

Siebert clear all its security transactions through two unaffiliated clearing firms on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for or owe funds or securities to its customers. Those functions are performed by the clearing firms, which are highly capitalized. Marketable securities are valued at market value. Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

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

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the estimated useful life or period of the lease.

[5]	Cash Equivalents:

Cash equivalents consist of highly liquid investments purchase with original maturity of three months or less including of money market funds and commercial paper.

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

Basic earnings per share is calculated by dividing net income by the weighted average outstanding shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 2005, 2004 and 2003 amounted to 34,571, 163,334 and 148,169 additional shares, respectively, added to the basic weighted average outstanding shares of 22,093,369, 22,113,228 and 22,305,369 in 2005, 2004 and 2003, respectively. Potentially dilutive securities consisting of outstanding options at December 31, 2005, 2004 and 2003 amounted to 1,767,610, 1,888,350 and 1,802,930, respectively.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Any outstanding amounts loaned bear interest at 8% per annum and are repayable on August 31, 2007.

[11]	Stock-Based Compensation:

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, (Accounting for Stock-Based Compensation – Transition and Disclosure an amendment to SFAS 123), allows the fair value of stock-based compensation to be included in expense over the period earned; alternatively, if the fair value of stock-based compensation awards are not included in expense, SFAS 123 requires disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. As permitted by SFAS 123, the Company continues to account for such compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, pursuant to which no compensation cost was recognized in connection with the issuance of stock options, as all options granted under the 1997 Stock Option Plan had an exercise price equal to or greater than the fair value of the underlying common stock on the date of grant. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS 123, the Company’s net income and income per share for the years ended December 31, 2005, 2004 and 2003 would have decreased to the pro forma amounts as follows:

	Year Ended December 31,

	2005	2004	2003

Net income, as reported	$1,863,000	$533,000	$123,000
Stock-based employee compensation determined under the fair value based method, net of tax effect	(424,000)	(332,000)	(759,000)

Pro forma net income (loss)	$1,439,000	$201,000	$(636,000)

Net income (loss) per share - basic:

As reported	$.08	$.02	$.01
Pro forma	$.07	$.01	$(.03)

Net income (loss) per share - diluted:

As reported	$.08	$.02	$.01
Pro forma	$.07	$.01	$(.03)

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk free interest rate	4.30%	3.71%	4.00%
Expected life of options in years	5.00	7.78	10.00
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	53.00%	52.00%	72.00%

Weighted average fair value	$1.42	$3.01	$3.09

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12]	Intangibles:

Purchased intangibles are principally being amortized using the straight-line method over an estimated useful lives of three to five years (see Note E).

[13]	Valuation Of Long-Lived Assets:

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

[14]	New Accounting Standards:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R. “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period. SFAS 123R will be effective for the Company beginning January 1, 2006. As permitted under SFAS No. 123 the Company currently accounts for share-based payments to employees using the APB Opinion No. 25 intrinsic value method. Accordingly, the adoption of SFAS No. 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on levels of share-based payments in the future.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). FAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We have adopted FAS 153 for nonmonetary exchanges beginning after June 15, 2005. FAS No. 153 did not have an impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that the adoption of this Statement in 2006 will have a material impact on the Company’s financial position or results of operation.

[15]	Reclassification – Certain previous years adjustments have been reclassified to conform with current year presentations.

NOTE B - INTUIT LAWSUIT

Siebert filed a lawsuit against Intuit Inc. (“Intuit”) in New York State Supreme Court on September 17, 2003 seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. The Court denied Intuit’s motion to dismiss Siebert’s causes of action for breach of fiduciary duty, breach of contractual obligations to pay shared expenses, promissory estoppel, and breach of the implied covenant of good faith and fair dealing. The Court granted Intuit’s motion to dismiss Siebert’s causes of action for breach of the express covenant of good faith and fair dealing, misrepresentation and/or fraud, and its request for punitive damages. Intuit has counterclaimed against Siebert, seeking not less than $6.6 million. Siebert and Intuit have appealed from certain portions of the Court’s decision and Siebert has also moved for reargument of that decision regarding punitive damages. In November 2005, Intuit’s counsel was disqualified by the Court from representing Intuit in this action. Any further activity in the action is stayed pending Intuit’s appeal from the Order of disqualification, which appeal is expected to be heard by the Appellate Court in April 2006. The outcome of the litigation cannot now be predicted.

NOTE C - INVESTMENT IN AFFILIATES

Investment in and advances to, equity in income, of and distributions received from affiliates as of and for the year ended December 31, 2005 consisting of the following:

	SBS	SBSFPC	TOTAL

Investment and advances	$3,840,000	$588,000	$4,428,000

Income from equity investees	$1,656,000	$193,000	$1,849,000

Distributions	$1,567,000	$6,000	$1,573,000

Accounts related to affiliates included in the accompanying financial statements for 2004 and 2003 are attributable solely to SBS.

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

Summarized financial data of SBS is as follows:

	2005	2004		2003

Total assets including secured demand note of 1,200,000 in each year due from Siebert	$14,166,000	$12,326,000	$
Total liabilities including subordinated liabilities $1,200,000 in each year due to Siebert	6,547,000	4,882,000
Total members’ capital	7,619,000	7,444,000		6,463,000
Total revenue	21,086,000	17,222,000		14,628,000
Net income	3,377,000	3,494,000		3,878,000
Regulatory minimum net capital requirement	356,000	245,000

The amounts above are unconsolidated and recorded on a gross basis. During each of 2005, 2004 and 2003 Siebert charged SBS $240,000 for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services. In addition, during each of the years 2005, 2004 and 2003, Siebert earned interest income of $96,000, $110,000 and $120,000 from SBS in connection with Siebert’s obligation to make subordinate note for up to $1,200,000 and Siebert paid SBS interest earned on the restricted cash equivalents of $52,000, $22,000 and $18,000. (See Note J)

Siebert’s share of undistributed earnings from SBS amounts to $3,341,000 and $3,256,000 at December 31, 2005 and 2004, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the Principals and SBS’s continued compliance with its regulatory net capital requirements.

Financial entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with the two individual principals of SBS (the “Principals”) for the formation of SBS Financial Products Company, LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, Financial and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit will be shared 66.66% by the Principals and 33.33% by Financial.

Summarized financial data of SBSFPC as of and for the period ended December 31, 2005 is set forth below. Sieberts share of undistributed earnings of SBSFPC amounts to $187,000 on December 31, 2005.

2005

Total assets	$4,870,000
Total liabilities	3,107,000
Total members’ capital	1,763,000
Total revenues	1,185,000
Net income	582,000

NOTE D - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2005	2004

Equipment	$2,251,000	$3,071,000
Leasehold improvements	207,000	533,000
Furniture and fixtures	21,000	150,000

	2,479,000	3,754,000
Less accumulated depreciation and amortization	(1,651,000)	(2,449,000)

	$828,000	$1,305,000

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $605,000, $741,000 and $672,000, respectively.

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

NOTE E - INTANGIBLE ASSETS, NET (CONTINUED)

Intangible assets consist of the following:

	December 31, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Amortization Accumulated

Amortizable assets:
Website, content and non-compete	$2,350,000	$2,350,000	$2,350,000	$2,350,000
Retail brokerage accounts	2,588,000	1,844,000	2,588,000	1,321,000

	$4,938,000	$4,194,000	$4,938,000	$3,671,000

Unamortized intangible assets:
Domain name/intellectual property	$750,000		$750,000

Amortization expense		$523,000		$723,000

Estimated amortization expense is as follows:

Year Ending December 31,

2006	$312,000
2007	312,000
2008	92,000
2009	28,000

$744,000

NOTE F - INCOME TAXES

Income tax provision consists of the following:

	Year Ended December 31,

	2005	2004	2003

Federal income tax provision (benefit):

Current	$1,080,000	$253,000	$
Deferred	(81,000)	42,000		(33,000)

	999,000	295,000		(33,000)

State and local tax provision (benefit):

Current	370,000	145,000		44,000
Deferred	(19,000)	10,000		59,000

	351,000	155,000		103,000

Total tax provision (benefit):
Current	1,450,000	398,000		44,000
Deferred	(100,000)	52,000		26,000

	$1,350,000	$450,000		$70,000

NOTE F - INCOME TAXES (CONTINUED)

A reconciliation between the income tax provision and income taxes computed by applying the statutory Federal income tax rate to income (loss) before taxes is as follows:

	Year Ended December 31,

	2005	2004	2003

Expected income tax provision at statutory Federal tax rate	$1,092,000	$335,000	$66,000
State and local taxes, net of Federal tax benefit	258,000	79,000	15,000
Other *		36,000	(11,000)

Income tax expense	$1,350,000	$450,000	$70,000

* State tax adjustment

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and their tax basis of such amounts. The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,

	2005	2004

Net operating losses	$402,000	$479,000
Acquired Intangible assets	(315,000)	(315,000)
Furniture, equipment and leasehold improvements	(84,000)	(164,000)
Unrealized gain - SBSFP	(40,000)
Retail brokerage accounts	638,000	501,000

	$601,000	$501,000

Management believes that it is more likely than not that the deferred tax asset will be realized, and therefore no valuation allowance has been provided.

Net operating loss carryforwards of $958,000, are attributable to WFN, expire through 2020. Utilization of such net operating loss carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code.

In 2003, the Company reduced current taxes payable by $15,000 resulting from the deductibility of the difference between the exercise price of nonqualifying stock options granted by the Company and the market value of the stock on the dates of exercise. The tax benefit was recorded as a credit to paid-in capital.

NOTE G - STOCKHOLDERS’ EQUITY

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. (The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits.) At December 31, 2005 and 2004, Siebert had net capital of approximately $25,590,000 and $16,846,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

The 1998 Restricted Stock Award Plan (the “Award Plan”), provides for awards of not more than 60,000 shares of the Company’s common stock, subject to adjustments for stock splits, stock dividends and other changes in the Company’s capitalization, to key employees, to be issued either immediately after the award or at a future date. As provided in the Award Plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by the Company for the benefit of the recipients and are paid upon lapse of the restrictions. No awards were granted 2005, 2004 and 2003. As of December 31, 2005, 18,600 common shares are available for future awards under the award plan.

On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. Through December 31, 2005, 916,434 shares were purchased at an average price of $4.51.

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

A summary of the Company’s stock option transaction for the three years ended December 31, 2004 is presented below:

	2005		2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the year	1,888,350	$4.11	1,802,930	$4.08	1,855,260	$4.39
Granted	200,000	$2.81	90,000	$4.60	50,000	$3.87
Forfeited	(265,255)	$3.13	(4,580)	$3.85	(86,580)	$11.02
Exercised	(55,485)	$0.00	0	$0.00	(15,750)	$2.31

Outstanding - end of year	1,767,610	$4.16	1,888,350	$4.11	1,802,930	$4.08

Exercisable at end of year	1,613,410	$4.14	1,556,950	$4.06	1,407,230	$3.98

Weighted average fair value of options granted		$1.42		$3.01		$3.09

The following table summarizes information related to options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

Range Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00- 2.31	15,000	6.8 Years	$2.12	9,000	$2.12
$2.32- 2.69	134,610	1.4 Years	$2.33	134,610	$2.33
$2.69- 2.81	280,500	5.5 Years	$2.78	248,300	$2.79
$2.81- 5.33	1,330,000	5.5 Years	$4.58	1,214,000	$4.54
$5.34-32.50	7,500	3.9 Years	$17.81	7,500	$17.81

$0.00-32.50	1,767,610	5.15 Years	$4.16	1,613,410	$4.14

At December 31, 2005, approximately 2,025,915 shares of the Company’s common stock have been reserved for future issuance under the Plan, the Award Plan and for options granted to directors.

NOTE I - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, Siebert enters into transactions in various financial instruments with off-balance sheet risk. This risk includes both market and credit risk, which may be in excess of the amounts recognized in the statement of financial condition.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. In the event that customers are unable to fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customers’ obligations. Securities transactions entered into as of December 31, 2005 settled with no adverse effect on Siebert’s financial condition. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements.

NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should have been returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit and that the ultimate result of this matter will not have a material adverse effect on result of operations or financial position. Siebert in 2004 decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. Siebert and Pershing in 2005 entered into a Limited Release Agreement under which Siebert received a release from the $3 million disputed claims for unreimbursed fees and costs, and Pershing was released from any liability to Siebert based upon the disputed fees and costs, and Siebert paid a consideration to Pershing that had been previously accrued by Siebert. The outcome of this matter cannot now be predicted.

In August 2004, Siebert participated as an underwriter in the Google, Inc. initial public offering. To participate as an underwriter, the lead Investment Banks (the “Banks”) requested that each underwriter provide the Banks with a $25 million Letter of Credit on behalf of Siebert in favor of the Banks. To obtain the Letter of Credit, Siebert entered into a Temporary Subordinated Loan Agreement with National Financial Services Corp (“NFS”). On August 6, 2004, Siebert entered into a Letter of Credit for $25 million and terminated the Letter of Credit and paid the temporary subordinated loan agreement with NFS on September 15, 2004.

The Company rents discount retail brokerage and other office space under long-term operating leases expiring in various periods through 2009. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

Year Ending
December 31,	Amount

2006	965,000
2007	424,000
2008	389,000
2009	185,000

$1,963,000

Rent expense, including escalations for operating costs, amounted to approximately $985,000, $984,000 and $1,041,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

In addition to the Pershing matter, Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company. The Company believes that adequate provisions have been made for such matters.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2005, 2004 and 2003.

Siebert is party to a Secured Demand Note Collateral Agreement with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. Amounts that Siebert is obligated to lend under this arrangement are reported as “cash equivalents - restricted”, currently in the amount of $1,300,000. As of December 31, 2005, no amount had been loaned to SBS.

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

NOTE L – VALUATION AND QUALIFYING ACCOUNTS

The following is a summary of accumulated depreciation and accumulated amortization for the years ended December 31:

Description	Balance at beginning of period	Charged to cost and expenses	Deductions		Balance at end of period

Accumulated depreciation:
Year ended December 31, 2003	1,584,000	672,000	214,000	(a)	2,042,000
Year ended December 31, 2004	2,042,000	741,000	334,000	(a)	2,449,000
Year ended December 31, 2005	2,449,000	605,000	1,403,000	(a)	1,651,000

Accumulated amortization:
Year ended December 31, 2003	1,842,000	1,106,000	—		2,948,000
Year ended December 31, 2004	2,948,000	723,000	—		3,671,000
Year ended December 31, 2005	3,671,000	523,000	—		4,194,000

(a) Write off accumulated depreciation related to fixed asset dispositions.

NOTE M - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2005				2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$7,226,000	$7,996,000	$8,102,000	$7,848,000	$7,031,000	$6,151,000	$7,167,000	$7,755,000
Net income (loss)	$181,000	$594,000	$542,000	$546,000	$415,000	$230,000	$422,000	$(534,000)
Earnings (loss) per share:
Basic	$0.01	$0.03	$0.02	$0.02	$0.02	$0.01	$0.02	$(0.03)
Diluted	$0.01	$0.03	$0.02	$0.02	$0.02	$0.01	$0.02	$(0.03)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2005 and 2004, and the related statements of operations, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Eisner LLP

New York, New York
February 8, 2006

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

STATEMENTS OF FINANCIAL CONDITION

Statements of Financial Condition

	December 31,

	2005	2004

ASSETS
Cash and cash equivalents	$10,512,082	$9,053,050
Securities owned, at market value	580,145	10,011
Accounts receivable	1,020,294	1,507,986
Receivable from broker	168,047	7,478
Receivable from affiliate	21,997
Secured demand note	1,200,000	1,200,000
Furniture and equipment and leasehold improvements, net	248,595	203,698
Other assets	414,736	343,435

	$14,165,896	$12,325,658

Commitments and Contingency

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to member	$101,902	$125,888
Accounts payable and accrued expenses	5,245,204	3,555,380

	5,347,106	3,681,268

Subordinated debt	1,200,000	1,200,000

Members’ capital	7,618,790	7,444,390

	$14,165,896	$12,325,658

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Operations

	Year Ended December 31,

	2005	2004	2003

Revenues:
Investment banking	$18,085,786	$15,779,505	$14,254,693
Trading profits	2,597,064	1,358,959	312,657
Interest and other	403,260	83,870	60,793

	21,086,110	17,222,334	14,628,143

Expenses:
Employee compensation and benefits	12,890,686	9,963,888	7,452,723
Clearing fees	370,003	122,448	31,847
Communications	539,191	356,939	243,327
Occupancy	640,666	477,668	504,524
Professional fees	633,137	744,635	641,219
Interest	96,000	110,000	120,000
General and administrative	2,539,257	1,952,983	1,756,607

	17,708,940	13,728,561	10,750,247

Net income	$3,377,170	$3,493,773	$3,877,896

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

Balance - January 1, 2003	$5,540,573
Distributions to member	(2,955,633)
Net income	3,877,896

Balance - December 31, 2003	6,462,836
Distributions to member	(2,512,219)
Net income	3,493,773

Balance - December 31, 2004	7,444,390
Distributions to members	(3,202,770)
Net income	3,377,170

Balance - December 31, 2005	$7,618,790

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$3,377,170	$3,493,773	$3,877,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,824	46,498	52,078
Changes in:
Securities owned, at market value	(570,134)	5,276	763,589
Accounts receivable	487,692	(1,119,783)	155,832
Receivable from broker-dealers	(160,569)	(434)	(7,044)
Other assets	(71,301)	(67,708)	(119,577)
Receivable to/payable from member	(23,986)	86,152	6,764
Accounts payable and accrued expenses	1,689,825	1,085,165	545,470
Payable to broker-dealer			(246,044)
Payable to Affiliate	(21,997)

Net cash provided by operating activities	4,775,524	3,528,939	5,028,964

Cash flows from investing activities:
Purchase of property and equipment	(113,722)	(121,346)	(89,349)

Cash flows from financing activities:
Distributions to members	(3,202,770)	(2,512,219)	(2,955,633)

Net increase in cash and cash equivalents	1,459,032	895,374	1,983,982
Cash and cash equivalents - beginning of year	9,053,050	8,157,676	6,173,694

Cash and cash equivalents - end of year	$10,512,082	$9,053,050	$8,157,676

Supplemental disclosures of cash flow information:
Taxes paid	$120,000	$120,000	$117,000
Interest paid	$96,000	$110,000	$120,000

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

NOTE B - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, 2005 and 2004 consist of a Secured Demand Note Collateral Agreement, as amended, payable to Siebert, in the amount of $1,200,000, bearing interest at 8% and due August 31, 2007. Interest expense paid to Siebert for each of 2005, 2004 and 2003 amounts to $96,000, $110,000 and $120,000, respectively.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission’s (the “SEC”) Uniform Net Capital Rule. To the extent that such borrowing is required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,300,000 at December 31, 2005. Interest earned on the collateral amounted to approximately $52,000, $22,000 and $18,000 in 2005, 2004 and 2003, respectively.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE C - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

	2005	2004

Equipment	$435,068	$360,214
Furniture and fixtures	149,468	110,600

	584,536	470,814
Less accumulated depreciation and amortization	(335,941)	(267,116)

	$248,595	$203,698

NOTE D - NET CAPITAL

The Company is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2005 and 2004, the Company had net capital of $7,841,000 and $7,916,000, respectively, which was $7,485,000 and $7,671,000, respectively, in excess of its required net capital, and its ratio of aggregate indebtedness to net capital was .68 to 1 and .35 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

NOTE E - COMMITMENTS AND CONTINGENCY

The Company rents office space under long-term operating leases expiring through 2013. These leases call for base rent plus escalations for taxes and operating expenses. Future minimum base rent under these operating leases are as follows:

Year	Amount

2006	$445,000
2007	407,000
2008	390,000
2009	363,000
2010	200,000
Thereafter	429,000

$2,234,000

Rent expense including taxes and operating expenses for 2005, 2004 and 2003 amounted to $640,666, $477,668 and $504,524, respectively.

NOTE F - OTHER

During each of 2005, 2004 and 2003, the Company was charged $240,000 by Siebert for rent and general and administrative services.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair and President

Date:	March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Muriel F. Siebert	Chair, President and Director (principal executive officer)	March 31, 2006

Muriel F. Siebert

/s/ Jeanne Rosendale	Executive Vice President, and General Counsel	March 31, 2006

Jeanne Rosendale

/s/ Joseph M. Ramos, Jr.	Chief Financial Officer and Assistant Secretary (principal financial and accounting officer)	March 31, 2006

Joseph M. Ramos, Jr.

/s/ Patricia L. Francy	Director	March 31, 2006

Patricia L. Francy

/s/ Leonard M. Leiman	Director	March 31, 2006

Leonard M. Leiman

/s/ Jane H. Macon	Director	March 31, 2006

Jane H. Macon

/s/ Robert P. Mazzarella	Director	March 31, 2006

Robert P. Mazzarella

/s/ Nancy S. Peterson	Director	March 31, 2006

Nancy S. Peterson

EXHIBIT INDEX

Exhibit No.	Description Of Document

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

Exhibit No.	Description Of Document

10.13

Operating Agreement of SBS Financial Products Company, LLC, dated effective as of April 19, 2005, by and among Siebert Financial Corp., Napoleon Brandford III and Suzanne Shank. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2005)

21	Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001)

23	Consent of Independent Auditors

31.1	Certification of Muriel F. Siebert pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes- Oxley Act of 2002