Form 10-Q
period 2006-03-31
SIEBERT FINANCIAL CORP
filed 2006-05-15
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________________ to ____________________

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

Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 24, 2006, there were 23,041,688 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2006	December 31,
	(unaudited)	2005

ASSETS
Cash and cash equivalents	$31,089,000	$30,980,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing broker	2,139,000	2,404,000
Furniture, equipment and leasehold improvements, net	777,000	828,000
Investment in and advances to equity investees	4,288,000	4,428,000
Prepaid expenses and other assets	1,138,000	992,000
Intangibles, net	1,416,000	1,494,000
Deferred taxes	611,000	601,000

	$42,758,000	$43,027,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	5,080,000	5,975,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,039,402 shares issued and 22,122,968 shares outstanding at March 31, 2006 and December 31, 2005, respectively	230,000	230,000
Additional paid-in capital	18,137,000	18,063,000
Retained earnings	23,448,000	22,896,000
Less: 916,434 shares of treasury stock, at cost at March 31, 2006 and December 31, 2005, respectively	(4,137,000)	(4,137,000)

	37,678,000	37,052,000

	$42,758,000	$43,027,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,

	2006	2005

Revenues:
Commissions and fees	$6,602,000	$6,173,000
Investment banking	277,000	363,000
Trading profits	170,000	217,000
Income from equity investees	405,000	316,000
Interest and dividends	376,000	157,000

	7,830,000	7,226,000

Expenses:
Employee compensation and benefits	2,656,000	2,672,000
Clearing fees, including floor brokerage	1,491,000	1,321,000
Professional fees	875,000	914,000
Advertising and promotion	435,000	338,000
Communications	451,000	607,000
Occupancy	268,000	259,000
Other general and administrative	703,000	799,000

	6,879,000	6,910,000

Income before provision for income taxes	951,000	316,000

Provision for income taxes	399,000	135,000

Net income	$552,000	$181,000

Net income per share of common stock - Basic and Diluted	$.02	$.01

Weighted average shares outstanding - Basic	22,122,968	22,573,019
Weighted average shares outstanding - Diluted	22,139,428	22,698,373

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,

	2006	2005

Cash flows from operating activities:
Net income	$552,000	$181,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,000	315,000
Income from equity investees	(405,000)	(316,000)
Distribution from equity investee	503,000
Deferred taxes	(10,000)	(49,000)
Employee stock option plans	74,000
Changes in:
Receivable from clearing broker	265,000	605,000
Prepaid expenses and other assets	(146,000)	109,000
Accounts payable and accrued liabilities	(895,000)	(662,000)

Net cash provided by operating activities	131,000	183,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(64,000)	(27,000)
Investment in and advances made to equity investees	42,000	(62,000)

Net cash used in investing activities	(22,000)	(89,000)

Net increase in cash and cash equivalents	109,000	94,000

Cash and cash equivalents - beginning of period	30,980,000	28,748,000

Cash and cash equivalents - end of period	$31,089,000	$28,842,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$618,000	$118,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

1.	Organization and Basis of Presentation:

The consolidated financial statements include the accounts of Siebert Financial Corp. (the “Company”) and its wholly owned subsidiaries Muriel Siebert & Co., Inc. (“Siebert”) and Siebert Women’s Financial Network, Inc. (“WFN”). All material intercompany balances and transactions have been eliminated. Investment in two entities in which the Company has ownership interests of 49% and 33.33% are accounted for by the equity method. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly the Company’s financial position and results of operations, consisting of normal recurring adjustments, have been included.

The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for a full year.

Reclassification – Certain prior period amounts have been reclassified to conform with current year presentation.

2.	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R the Company accounted for stock based compensation using the intrinsic value. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards. That cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period.

Three months ended, March 31, 2005

Net income, as reported	$181,000
Stock-based employee compensation determined under the fair value-based method, prior to the adoption of SFAS 123R	(68,000)

Pro forma net income	$113,000

Net income per share – basic and diluted:

As reported	$.01
Pro forma	$.01

Stock based compensation expense recognized in the Consolidated Statement of Income was $74,000 which resulted in a decrease in net income of $74,000 for the three months ended March 31, 2006.

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2006:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,767,610	$4.16

Granted	0	$-

Exercised	0	$-

Cancelled	14,000	$3.48

Outstanding at March 31, 2006	1,753,610	$4.16	4.91	$105,000

Fully vested and expected to vest at March 31, 2006	1,661,610	$4.18	4.78	$96,000

Exercisable at March 31, 2006	1,661,610	$4.18	4.78	$96,000

3.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of March 31, 2006, Siebert had net capital of approximately $26,545,000 as compared with net capital requirements of $250,000.

4.	Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through March 31, 2006, 916,434 shares have been purchased at an average price of $4.51 per share.

5.	Intuit Lawsuit:

Siebert filed a lawsuit against Intuit Inc. (“Intuit”) in New York State Supreme Court on September 17, 2003 seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. The Court denied Intuit’s motion to dismiss Siebert’s causes of action for breach of fiduciary duty, breach of contractual obligations to pay shared expenses, promissory estoppel, and breach of the implied covenant of good faith and fair dealing. The Court granted Intuit’s motion to dismiss Siebert’s causes of action for breach of the express covenant of good faith and fair dealing, misrepresentation and/or fraud, and its request for punitive damages. Intuit has counterclaimed against Siebert, seeking not less than $6.6 million. Siebert and Intuit have appealed from certain portions of the Court’s decision and Siebert has also moved for reargument of that decision regarding punitive damages. In November 2005, Intuit’s counsel was disqualified by the Court from representing Intuit in this action. Any further activity in the action is stayed pending a decision on Intuit’s appeal from the Order of Disqualification, which was heard by the Appellate Court on April 21, 2006. The outcome of this matter cannot now be predicted.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) as of and for the three months ended March 31, 2006 and 2005 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2006	2005

Total assets including secured demand note of $1,200,000 in each period due from Siebert	$25,058,000	$16,822,000
Total liabilities including subordinated liabilities of $1,200,000 in each period due to Siebert	17,587,00	8,745,000
Total members’ capital	7,472,000	8,077,000
Total revenues	5,393,000	4,468,000
Net income	878,000	644,000

Siebert charged SBS $60,000 during each period for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounted to $3,269,000 and $3,566,000 at March 31, 2006 and 2005, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory net capital requirements.

7.	SBS Financial Products Company, LLC:

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

Summarized financial data of SBSFPC as of and for the three months March 31, 2006 is set forth below. Siebert holds a 33.33% ownership interest in SBSFPC.

Total assets	$6,500,000
Total liabilities	4,820,000
Total members’ capital	1,681,000
Total revenues	29,000
Net loss	(77,000)

8.	Contingent Liabilities:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005, and the unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The market activity has improved in the first quarter of 2006 due to positive earnings news and despite signs of a slow down in home building and surging oil prices. Competition in the brokerage industry remains intense and consolidation continues.

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

Recent Developments

          On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through March 31, 2006, 916,434 shares have been purchased at an average price of $4.51 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

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

Results of Operations

          The Company believes that its business is performing relatively well, given the current business environment for discount and online brokers. The Company had net income of $552,000 for the three months ended March 31, 2006.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

          Total revenues for the three months ended March 31, 2006 were $7.8 million, an increase of $604,000 or 8.4% from the same period in 2005.

          Commission and fee income for the three months ended March 31, 2006 was $6.6 million, an increase of $429,000 or 7.0% from the same period in 2005 due to an increase in retail and institutional trading volume offset by a decrease in commissions generated by the commission recapture operations.

          Investment banking revenues for the three months ended March 31, 2006 were $277,000, a decrease of $86,000 or 23.7% from the same period in 2005 due to the Company participating in fewer new issues.

          Income from the Company’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”), for the three months ended March 31, 2006 was $430,000 compared to income of $316,000, an increase of $114,000 or 36.1% from the same period in 2005. This increase was due to an increase in designations and secondary trading at SBS. SBS serves as an underwriter for municipal bond offerings. Loss from the Company’s equity investment in SBS Financial Products Company, LLC, an entity in which the Company holds a 33% equity interest (“SBSFPC”) for the three months ended March 31, 2006, was $25,000 as a result of no activity by SBSFPC in the first quarter 2006. SBSFPC operations began in the second quarter of 2005.

          Trading profits were $170,000 for the three months ended March 31, 2006, a decrease of $47,000 or 21.7% from the same period in 2005 due to an overall decrease in trading volume.

          Interest and dividends for the three months ended March 31, 2006 were $376,000, an increase of $219,000 or 139.5% from the same period in 2005 primarily due to higher interest rates and higher cash balances.

          Total expenses for the three months ended March 31, 2006 and 2005 were $6.9 million.

          Employee compensation and benefit costs for the three months ended March 31, 2006 slightly decreased by $16,000 for the same period in 2005. This decrease was due to a decrease in compensation to registered representatives and executives, and the decrease of the New York Stock Exchange Floor Operation offset by an increase in employee health benefits, bonus accruals and the expensing of employee stock options beginning in the first quarter 2006.

          Clearing and floor brokerage costs for the three months ended March 31, 2006 were $1.5 million, an increase of $170,000 or 12.9% from the same period in 2005 primarily due to increased volume of trade executions for retail customers and an increase in listed floor executions for institutional customers.

          Professional fees were $875,000 for the three months ended March 31, 2006, a decrease of $39,000, or 4.3% for the same period in 2005 primarily relating to a decrease in consulting fees relating to the commission recapture business.

          Advertising and promotion expenses for the three months ended March 31, 2006 were $435,000, an increase of $97,000 or 28.7% from the same period in 2005 primarily due to the production and airing of television commercials in the Florida region in the first quarter 2006.

          Communications expense for the three months ended March 31, 2006, was $451,000, a decrease of $156,000 or 25.7% from the same period in 2005 from actively pursuing alternative vendors and utilizing new technologies.

          Occupancy costs for the three months ended March 31, 2006 were $268,000, an increase of $9,000 or 3.5% from the same period in 2005 due to an increase in rents in the Florida branches.

          Other general and administrative expenses were $703,000, a decrease of $96,000 or 12.0% from the same period in 2005 primarily due to a decrease in depreciation and amortization expenses and costs relating to the institutional direct access operations off set by increases in registration fees and travel and entertainment.

          For the three months ended March 31, 2006 and March 31, 2005, the Company recorded a provision for taxes of $399,000 and $135,000, respectively, due to the Company’s income before tax of $951,000 and $316,000, respectively.

Liquidity and Capital Resources

          The Company’s assets are highly liquid, consisting generally of cash, money market funds and commercial paper. The Company’s total assets at March 31, 2006 were $43 million. As of that date, $33 million, or 78%, of total assets were regarded by the Company as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2006, Siebert’s regulatory net capital was $26.5 million, $26.3 million in excess of its minimum capital requirement of $250,000.

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

Item 4. Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of Securities Exchange of 1934, as amended. Based on that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

Item 1A.	Risk Factors

          There have been no material changes from the risk factors as previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company’s common stock. Under this program, shares are purchased from time to time, at the Company’s discretion, in the open market and in private transactions. A summary of the Company’s repurchase activity for the three months ended March 31, 2006 is as follow:

Period	Total Number Of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

January 2006	0		916,434	83,566

February 2006	0		916,434	83,566

March 2006	0		916,434	83,566

Total	0		916,434	83,566

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: May 15, 2006

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 15, 2006