Form 10-Q
period 2006-06-30
SIEBERT FINANCIAL CORP
filed 2006-08-14
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________________________ to _________________________________

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

(Check one) Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 3, 2006, there were 22,122,751 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2006	December 31,
	(Unaudited)	2005

ASSETS
Cash and cash equivalents	$32,978,000	$30,980,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	1,621,000	2,404,000
Furniture, equipment and leasehold improvements, net	690,000	828,000
Investment in and advances to equity investees	5,155,000	4,428,000
Prepaid expenses and other assets	1,054,000	992,000
Intangibles, net	1,338,000	1,494,000
Deferred taxes	589,000	601,000

	$44,725,000	$43,027,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$5,683,000	$5,975,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,039,402 shares issued at June 30, 2006 and December 31, 2005, 22,120,465 and 22,122,968 shares outstanding at June 30, 2006 and December 31, 2005, respectively	230,000	230,000
Additional paid-in capital	18,166,000	18,063,000
Retained earnings	24,789,000	22,896,000
Less: 918,937 and 916,434 shares of treasury stock, at cost at June 30, 2006 and December 31, 2005, respectively	(4,143,000)	(4,137,000)

	39,042,000	37,052,000

	$44,725,000	$43,027,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues:
Commissions and fees	$6,298,000	$6,232,000	$12,900,000	$12,405,000
Investment banking	283,000	619,000	560,000	982,000
Trading profits	183,000	221,000	353,000	438,000
Income from equity investees	1,679,000	718,000	2,084,000	1,034,000
Interest and dividends	413,000	206,000	789,000	363,000

	8,856,000	7,996,000	16,686,000	15,222,000

Expenses:
Employee compensation and benefits	2,592,000	2,538,000	5,248,000	5,210,000
Clearing fees, including floor brokerage	1,339,000	1,346,000	2,830,000	2,667,000
Professional fees	887,000	1,214,000	1,771,000	2,129,000
Advertising and promotion	239,000	202,000	674,000	540,000
Communications	412,000	577,000	863,000	1,184,000
Occupancy	298,000	263,000	566,000	522,000
Other general and administrative	776,000	837,000	1,470,000	1,635,000

	6,543,000	6,977,000	13,422,000	13,887,000

Income before income taxes	2,313,000	1,019,000	3,264,000	1,335,000

Provision for income taxes	972,000	425,000	1,371,000	560,000

Net Income	$1,341,000	$594,000	$1,893,000	$775,000

Net income per share of common stock - Basic and Diluted	$.06	$.03	$.09	$.04
Weighted average shares outstanding - Basic	22,122,421	22,077,863	22,122,696	22,076,340
Weighted average shares outstanding - Diluted	22,144,707	22,176,754	22,142,808	22,181,343

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

	2006	2005

Cash flows from operating activities:
Net income	$1,893,000	$775,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	387,000	630,000
Income from equity investees	(2,084,000)	(1,034,000)
Deferred taxes	12,000	(100,000)
Distribution from equity investees	1,408,000	1,543,000
Employee stock option expense	103,000
Changes in:
Receivable from clearing brokers	783,000	466,000
Prepaid expenses and other assets	(62,000)	542,000
Accounts payable and accrued liabilities	(292,000)	(218,000)

Net cash provided by operating activities	2,148,000	2,604,000

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(93,000)	(52,000)
Payment of advances to equity investees	(51,000)	(411,000)

Net cash used in investing activities	(144,000)	(463,000)

Cash flows from financing activities:
Proceeds from exercise of options		27,000
Repurchase of common stock	(6,000)	(22,000)

Net cash (used in) provided by financing activities	(6,000)	5,000

Net increase in cash and cash equivalents	1,998,000	2,146,000

Cash and cash equivalents - beginning of period	30,980,000	28,748,000

Cash and cash equivalents - end of period	$32,978,000	$30,894,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$1,408,000	$149,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)

1.	Organization and Basis of Presentation:

The consolidated financial statements include the accounts of Siebert Financial Corp. (the “Company”) and its wholly owned subsidiaries Muriel Siebert & Co., Inc. (“Siebert”) and Siebert Women’s Financial Network, Inc. (“WFN”). All material intercompany balances have been eliminated. Investments in two entities in which the Company has ownership interest of 49% and 33% are accounted for by the equity method. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly the Company’s financial position and results of operations, consisting of normal recurring adjustments, have been included.

The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for a full year.

Certain prior period amounts have been reclassified to conform with current period presentation.

2.	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R the Company accounted for stock based compensation using the intrinsic value. The Company adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards. That cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior periods.

	Three months ended, June 30, 2005	Six months ended, June 30, 2005

Net income, as reported	$594,000	$775,000
Stock-based employee compensation determined under the fair value-based method, prior to the adoption of SFAS 123R, net of tax effect	(68,000)	(136,000)

Pro forma net income	$526,000	$639,000

Net income per share – basic:

As reported	$.03	$.04
Pro forma	$.02	$.03

Net income per share – diluted:

As reported	$.03	$.04
Pro forma	$.02	$.03

Stock based compensation expense recognized in the Consolidated Statement of Income was $29,000 and $103,000, respectively, for the three and six months ended June 30, 2006.

The following table summarizes the activity of the Company’s stock options for the six months ended June 30, 2006:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,767,610	$4.16

Granted	0	$—

Exercised	0	$—

Cancelled	14,000	$3.48

Outstanding at June 30, 2006	1,753,610	$4.16	4.64	$18,000

Fully vested and expected to vest at June 30, 2006	1,671,610	$4.18	4.52	$16,000

Exercisable at June 30, 2006	1,671,610	$4.18	4.52	$16,000

As of June 30, 2006, there was $105,000 of total unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted-average period of 4.5 years.

3.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of June 30, 2006, Siebert had net capital of approximately $28,139,000 as compared with net capital requirements of $250,000.

4.	Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through June 30, 2006, 918,937 shares have been purchased at an average price of $4.51 per share.

5.	Intuit Lawsuit Update:

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

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) as of and for the six months ended June 30, 2006 and 2005 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2006	2005

Total assets including secured demand note of $1,200,000 in each period due from Siebert	$17,470,000	$16,976,000
Total liabilities including subordinated liabilities of $1,200,000 in each period due to Siebert	10,358,000	10,860,000
Total members’ capital	7,112,000	6,117,000
Total revenues	11,770,000	10,086,000
Net income	2,279,000	1,821,000

Siebert charged SBS $120,000 for the six months ended June 30, 2006 for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Income of SBS for the three and six months ended June 30, 2006 amounted to $686,000 and $1,117,000, respectively. Income for the three and six months ended June 30, 2005 amounted to $577,000 and $893,000, respectively.

Siebert’s share of undistributed earnings from SBS amounted to $3,093,000 and $2,605,000 at June 30, 2006 and 2005, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory and net capital requirements.

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

Summarized financial data of SBSFPC as of and for the six months June 30, 2006 is set forth below. Siebert holds a 33.33% ownership interest in SBSFPC.

Total assets	$7,514,000
Total liabilities	2,974,000
Total members’ capital	4,540,000
Total revenues	4,771,000
Net income	2,905,000

Income of SBSFPC for the three and six months ended June 30, 2006 amounted to $993,000 and $967,000, respectively. Income for the three and six months ended June 30, 2005 amounted to $141,000, respectively. SBSFPC began operations in April 2005.

Siebert’s share of undistributed earnings from SBSFPC amounted to $1,113,000 at June 30, 2006.

8.	Commitments and Contingent Liabilities:

Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should have been returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit and that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position. Siebert in 2004 decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. Siebert and Pershing in 2005 entered into a Limited Release Agreement under which Siebert received a release from the $3 million disputed claims for unreimbursed fees and costs, and Pershing was released from any liability to Siebert based upon the disputed fees and costs, and Siebert paid a consideration to Pershing that had been previously accrued by Siebert. The outcome of this matter cannot now be predicted.

The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

9.	Subsequent Event

On August 9, 2006, The Board of Directors declared a dividend of eight cents per share on common stock of the Company, payable August 30, 2006 to shareholders of record at the close of business on August 21, 2006.

As a majority shareholder of the Company, the Chief Executive Officer has waived her right to receive the dividends in excess of the aggregate amount to be paid to other shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This discussion should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

             The uncertainty over the state of the economy weighed on the markets in the second quarter of 2006 due to the high price of oil and rising interest rates and continues to affect interest in buying stocks. Competition in the brokerage industry remains intense although many of Siebert’s competitors have been consolidated or have gone out of business.

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

Recent Developments

             On August 9, 2006, The Board of Directors declared a dividend of eight cents per share on common stock of the Company, payable August 30, 2006 to shareholders of record at the close of business on August 21, 2006.

             As a majority shareholder of the Company, the Chief Executive Officer has waived her right to receive the dividends in excess of the aggregate amount to be paid to other shareholders.

             On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through June 30, 2006, 918,937 shares have been purchased at an average price of $4.51 per share. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

Critical Accounting Policies

          The Company follows accounting policies standard in the brokerage industry and believes that its policies appropriately reflect its financial position and results of operations. Management has identified the use of “Estimates” as a critical accounting policy. These estimates relate primarily to revenue and expense items in the normal course of business as to which the Company receives no confirmations, invoices, or other documentation at the time the books are closed for a period. The Company uses its best judgment, based on its knowledge of these revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. The Company is not aware of any material differences between the estimates used in closing its books for the last five years and the actual amounts of revenue received and expenses incurred when the Company subsequently receives the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of tangible and intangible assets, and the fair market value of intangible assets. Management believes that its estimates are reasonable.

Results of Operations

          The Company believes that its core business is performing relatively well, given the current difficult business environment for discount and online brokers. The Company had net income of $1,341,000 and $1,893,000 for the three months and six months ended June 30, 2006, respectively.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

          Total revenues for the three months ended June 30, 2006 were $8.9 million, an increase of $860,000 or 10.8% from the same period in 2005.

          Commission and fee income for the three months ended June 30, 2006 was $6.3 million, an increase of $66,000 or 1.1% from the same period in 2005 due to an increase in retail trading volume offset by a decrease in commissions generated by the commission recapture and institutional trading.

          Investment banking revenues for the three months ended June 30, 2006 were $283,000, a decrease of $336,000 or 54.3% due to the Company participating in fewer new issues in the equity capital markets.

          Income from the Company’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”), for the three months ended June 30, 2006, was $686,000 compared to income of $577,000, an increase of $109,000 or 18.9% from the same period in 2005. SBS serves as an underwriter for municipal bond offerings. This increase was due primarily to an increase in group sales. Income from the Company’s equity investment in SBS Financial Products Company, LLC, an entity in which the Company holds a 33% equity interest (“SBSFPC”) for the three months ended June 30, 2006, was $993,000 compared to income of $141,000, an increase of $852,000 or 604.3% from the same period in 2005. This increase was due to an increase in the number and size of the transactions SBSFPC entered into in the second quarter of 2006. SBSFPC began operations in April 2005.

          Trading profits were $183,000 for the three months ended June 30, 2006, a decrease of $38,000 or 17.2% over the same period in 2005 due to an overall decrease in trading margins and volume.

          Interest and dividends for the three months ended June 30, 2006 were $413,000, an increase of $207,000 or 100.5% from the same period in 2005 primarily due to higher interest rates and higher cash balances.

          Total expenses for the three months ended June 30, 2006 were $6.5 million, a decrease of $434,000 or 6.2% from the same period in 2005.

          Employee compensation and benefit costs for the three months ended June 30, 2006 were $2.6 million, an increase of $54,000 or 2.1% from the same period in 2005. This increase was due to an increase in employee benefits, bonus accrual and the expensing of employee stock options offset by a decrease in compensation to registered representatives and executives, and the decrease of the New York Stock Exchange Floor Operation.

          Clearing and floor brokerage costs for the three months ended June 30, 2006 were $1.3 million, a decrease of $7,000 or 1.0% from the same period in 2005 primarily due to a decrease in floor brokerage costs relating to the decreased volume of institutional trades executed at the New York Stock Exchange.

          Professional fees for the three months ended June 30, 2006, was $887,000, a decrease of $327,000 or 26.9% from the same period in 2005 due to a decrease in consulting fees relating to the commission recapture business, Sarbanes-Oxley related costs and legal fees.

          Advertising and promotion expenses for the three months ended June 30, 2006 were $239,000, an increase of $37,000 or 18.3% from the same period in 2005 primarily due to the production and airing of television commercials in the Florida region.

          Communications expense for the three months ended June 30, 2006, was $412,000, a decrease of $165,000 or 28.6% from the same period in 2005 due primarily to actively pursuing alternative vendors and utilizing new technologies and solutions.

          Occupancy costs for the three months ended June 30, 2006 were $298,000, an increase of $35,000 or 13.3% from the same period in 2005. This was due to the increase in escalation costs in the Jersey City, New Jersey office.

          Other general and administrative expenses for the three months ended June 30, 2006 were $776,000, a decrease of $61,000 or 7.3% from the same period in 2005 due to the decrease in depreciation and amortization expenses and cost relating to the institutional direct access operations offset by increases in travel and entertainment and placement fees.

          For the three months ended June 30, 2006 and 2005, there was a tax provision of $972,000 and 425,000, respectively, due to the Company’s income before income tax of $2,313,000 and $1,019,000, respectively. The effective tax rate was 42% in both periods.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

          Total revenues for the six months ended June 30, 2006 were $16.7 million, an increase of $1.5 million or 9.6% from the same period in 2005.

          Commission and fee income for the six months ended June 30, 2006 was $12.9 million, an increase of $495,000 or 4.0% from the same period in 2005 due to an increase in retail customers trading volumes offset by a decrease in commissions generated by the commission recapture, institutional trading and institutional direct access operations.

          Investment banking revenues for the six months ended June 30, 2006 were $560,000, a decrease of $422,000 or 43.0% from the same period in 2005 due to the Company participating in fewer new issues in the equity capital markets.

          Income from the Company’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”) for the six months ended June 30, 2006, was $1,117,000 compared to income of $893,000, an increase of $224,000 or 25.1% from the same period in 2005. This increase was due to an increase in trading and sales at SBS. SBS serves as an underwriter for municipal bond offerings. Income from the Company’s equity investment in SBS Financial Products Company, LLC an entity in which the Company holds a 33% equity interest (“SBSFPC”) for the six months ended June 30, 2006, was $967,000 an increase of $826,000 or 585.8%

from the same period in 2005. This increase was due to an increase in the number and size of the transactions SBSFPC entered into in the second quarter of 2006. SBSFPC began operations in April 2005.

          Trading profits were $353,000 for the six months ended June 30, 2006, a decrease of $85,000 or 19.4% over the same period in 2005 due to an overall decrease in trading margins and volume.

          Interest and dividends for the six months ended June 30, 2006 were $789,000, an increase of $426,000 or 117.4% from the same period in 2005 primarily due to higher interest rates and higher cash balances.

          Total expenses for the six months ended June 30, 2006 were $13.4 million, a decrease of $465,000 or 3.4% from the same period in 2005.

          Employee compensation and benefit costs for the six months ended June 30, 2006 were $5.3 million, an increase of $38,000 or .7% from the same period in 2005. This increase was due to an increase in bonus accruals and health benefits offset by a decrease in compensation to registered representatives and executives, and the decrease of The Stock Exchange Floor Operation.

          Clearing and floor brokerage costs for the six months ended June 30, 2006 were $2.8 million, an increase of $163,000 or 6.1% from the same period in 2005 primarily due to increase in retail customer trading volume and other related clearing fees offset by a decrease in floor brokerage costs relating to the decreased volume of institutional trades executed at the New York Stock Exchange.

          Professional fees for the six months ended June 30, 2006, was $1.8 million, a decrease of $358,000 or 16.8% from the same period in 2005 due to a decrease in consulting fees relating to the commission recapture business, Sarbanes-Oxley related costs and legal fees.

          Advertising and promotion expenses for the six months ended June 30, 2006 were $674,000, an increase of $134,000 or 24.8% from the same period in 2005 primarily due to the production and airing of television commercials in the Florida region.

          Communications expense for the six months ended June 30, 2006, was $863,000, a decrease of $321,000 or 27.1% from the same period in 2005 due to primarily actively pursuing alternative vendors and utilizing new technologies and solutions.

          Occupancy costs for the six months ended June 30, 2006 were $566,000, an increase of $44,000 or 8.4% from the same period in 2005. This was due to the increase in escalation costs in the Jersey City, New Jersey office and rents in the Boca Raton, Florida office.

          Other general and administrative expenses for the six months ended June 30, 2006 were $1.5 million, a decrease of $165,000 or 10.1% from the same period in 2005 due to the decrease in depreciation and amortization expenses and cost relating to the institutional direct access operations offset by increases in travel and entertainment and placement fees.

          For the six months ended June 30, 2006 and 2005, there was a tax provision of $1,371,000 and $560,000, respectively, due to the Company’s income before income tax of $3,264,000 and $1,335,000, respectively. The effective tax rate was 42% in both periods

Liquidity and Capital Resources

          The Company’s assets are highly liquid, consisting generally of cash, money market funds and commercial paper. The Company’s total assets at June 30, 2006 were $45 million. As of that date, $34.6 million, or 77%, of total assets were regarded by the Company as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2006, Siebert’s regulatory net capital was $28.1 million, $27.9 million in excess of its minimum capital requirement of $250,000.

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

Item 4. Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission filings.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company’s common stock. Under this program, shares are purchased from time to time, at the Company’s discretion, in the open market and in private transactions. A summary of the Company’s repurchase activity for the three months ended June 30, 2006 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

April 2006	0		916,434	83,566

May 2006	489	$2.77	916,923	83,077

June 2006	2,014	$2.70	918,937	81,063

Total	2,503	$2.71	918,937	81,063

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on June 12, 2006. At that meeting, the following matter was voted on and received the votes indicated:

(1) Election of Directors	For	Withheld

Muriel F. Siebert	21,871,529	117,895

Patricia L. Francy	21,852,609	136,815

Jane H. Macon	21,809,814	179,610

Leonard M. Leiman	21,854,109	135,315

Nancy S. Peterson	21,957,484	31,940

Robert P. Mazzarella	21,958,184	31,240

Item 5. Other Information

            None

Item 6. Exhibits

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

Dated: August 14, 2006

By:	/s/ Joseph M. Ramos, Jr

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: August 14, 2006