Form 10-Q
period 2006-09-30
SIEBERT FINANCIAL CORP
filed 2006-11-14
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________________ to ______________________

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

Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2006, there were 22,108,287 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Cash and cash equivalents	$32,124,000	$30,980,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	1,301,000	2,404,000
Furniture, equipment and leasehold improvements, net	590,000	828,000
Investment in and advances to equity investees	6,680,000	4,428,000
Prepaid expenses and other assets	942,000	992,000
Intangibles, net	1,260,000	1,494,000
Deferred tax asset	513,000	601,000

	$44,710,000	$43,027,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	5,155,000	5,975,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,039,402 shares issued at September 30, 2006 and December 31, 2005, and 22,106,001 and 22,122,968 shares outstanding at September 30, 2006 and December 31, 2005, respectively	230,000	230,000
Additional paid-in capital	18,181,000	18,063,000
Retained earnings	25,327,000	22,896,000
Less: 933,401 and 916,434 shares of treasury stock, at cost at September 30, 2006 and December 31, 2005, respectively	(4,183,000)	(4,137,000)

	39,555,000	37,052,000

	$44,710,000	$43,027,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues:
Commissions and fees	$5,326,000	$6,471,000	$18,226,000	$18,876,000
Investment banking	231,000	744,000	791,000	1,726,000
Trading profits	259,000	169,000	612,000	607,000
Income from equity investees	1,472,000	475,000	3,556,000	1,509,000
Interest and dividends	444,000	243,000	1,233,000	606,000

	7,732,000	8,102,000	24,418,000	23,324,000

Expenses:
Employee compensation and benefits	2,577,000	2,523,000	7,825,000	7,733,000
Clearing fees, including floor brokerage	1,128,000	1,375,000	3,958,000	4,042,000
Professional fees	799,000	1,423,000	2,570,000	3,552,000
Advertising and promotion	206,000	214,000	880,000	754,000
Communications	466,000	502,000	1,329,000	1,686,000
Occupancy	296,000	268,000	862,000	790,000
Other general and administrative	713,000	862,000	2,183,000	2,497,000

	6,185,000	7,167,000	19,607,000	21,054,000

Income before income taxes	1,547,000	935,000	4,811,000	2,270,000

Provision for income taxes	650,000	393,000	2,021,000	953,000

Net income	$897,000	$542,000	2,790,000	$1,317,000

Net income per share of common stock –Basic	$.04	$.03	$.13	$.06
Net income per share of common stock-Diluted	$.04	$.02	$.13	$.06

Weighted average shares outstanding - Basic	22,116,680	22,084,281	22,120,669	22,083,153
Weighted average shares outstanding - Diluted	22,133,267	22,177,898	22,139,055	22,189,152

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income	$2,790,000	$1,317,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582,000	898,000
Income from equity investees	(3,556,000)	(1,509,000)
Distribution from equity investees	1,418,000	1,555,000
Deferred taxes	88,000	(129,000)
Employee stock based compensation	118,000
Changes in:
Receivable from clearing brokers	1,103,000	(449,000)
Prepaid expenses and other assets	50,000	670,000
Accounts payable and accrued liabilities	(820,000)	291,000

Net cash provided by operating activities	1,773,000	2,644,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(110,000)	(67,000)
Advances to equity investees	(114,000)	(410,000)

Net cash used in investing activities	(224,000)	(477,000)

Cash flows from financing activities:
Proceeds from exercise of options	—	27,000
Dividend on common stock	(359,000)	—
Repurchase of common stock	(46,000)	(30,000)

Net cash used in financing activities	(405,000)	(3,000)

Net increase in cash and cash equivalents	1,144,000	2,164,000

Cash and cash equivalents - beginning of period	30,980,000	28,748,000

Cash and cash equivalents - end of period	$32,124,000	$30,912,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$2,312,000	$410,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

1.	Organization and Basis of Presentation:

The consolidated financial statements include the accounts of Siebert Financial Corp. (the “Company”) and its wholly owned subsidiaries Muriel Siebert & Co., Inc. (“Siebert”) and Siebert Women’s Financial Network, Inc. (“WFN”). All material intercompany balances have been eliminated. Investment in two entities in which Siebert and the Company has ownership interest of 49% and 33%, respectively, are accounted for by the equity method. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly the Company’s financial position and results of operations, consisting of normal recurring adjustments, have been included.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior periods.

	Three months ended, September 30, 2005	Nine months ended, September 30, 2005

Net income, as reported	$542,000	$1,317,000
Stock-based employee compensation determined under the fair value-based method, prior to the adoption of SFAS 123R	(67,000)	(203,000)

Pro forma net income	$475,000	$1,114,000

Net income per share – basic:

As reported	$.03	$.06
Pro forma	$.02	$.05

Net income per share – diluted:

As reported	$.02	$.06
Pro forma	$.02	$.05

Stock based compensation expense recognized in the Consolidated Statement of Income was $14,000 and $118,000, respectively, for the three and nine months ended September 30, 2006.

The following table summarizes the activity of the Company’s stock options for the nine months ended September 30, 2006:

	Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,767,610	$4.16

Granted	25,000	$2.75

Exercised	0	$—

Cancelled	27,000	$4.03

Outstanding at September 30, 2006	1,765,610	$4.14	4.50	$137,000

Fully vested and expected to vest at September 30, 2006	1,765,610	$4.14	4.50	$137,000

Exercisable at September 30, 2006	1,663,610	$4.19	4.32	$121,000

As of September 30, 2006, there was $321,000 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted-average period of 5 years.

3.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of September 30, 2006, Siebert had net capital of approximately $27,862,000 as compared with net capital requirements of $250,000.

4.	Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through September 30, 2006, 933,401 shares have been purchased at an average price of $4.48 per share including 16,967 shares at an average price of $2.71 per share during the nine months ended September 30, 2006.

5.	Intuit Lawsuit Update:

Siebert filed a lawsuit against Intuit Inc. (“Intuit”) in New York State Supreme Court on September 17, 2003 seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. The Court denied Intuit’s motion to dismiss Siebert’s causes of action for breach of fiduciary duty, breach of contractual obligations to pay shared expenses, promissory estoppel, and breach of the implied covenant of good faith and fair dealing. The Court granted Intuit’s motion to dismiss Siebert’s causes of action for breach of the express covenant of good faith and fair dealing, misrepresentation and/or fraud, and its request for punitive damages. Intuit has counterclaimed against Siebert, seeking not less than $6.6 million. Siebert and Intuit have appealed from certain portions of the Court’s decision and Siebert has also moved for reargument of that decision regarding punitive damages. In November 2005, Intuit’s counsel was disqualified by the Court from representing Intuit in this action. The Court’s Appellate Division reversed the order of disqualification, but, thereafter, granted Siebert’s motion for leave to appeal to the Court of Appeals, New York’s highest court. All proceedings in the action are stayed pending Siebert’s appeal, which the Court of Appeals is scheduled to hear in February 2007. The outcome of this matter cannot now be predicted.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert, Brandford & Shank Co., LLC, (“SBS”) as of and for the nine months ended September 30, 2006 and 2005 is set forth below. Siebert holds a 49% ownership interest in SBS, which serves as an underwriter for municipal bond offerings:

	2006	2005

Total assets including secured demand note of $1,200,000 in each period due from Siebert	$30,598,000	$21,870,000
Total liabilities, including subordinated liabilities of $1,200,000 in each period due to Siebert	20,915,000	14,745,000
Total members’ capital	9,683,000	7,125,000
Total revenues	19,635,000	15,976,000
Net income	4,864,000	2,842,000

Siebert charged SBS $180,000 for the nine months ended September 30, 2006 for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Income from SBS for the three and nine months ended September 30, 2006 amounted to $1,266,000 and $2,383,000, respectively. Income for the three and nine months ended September 30, 2005 amounted to $500,000 and $1,392,000, respectively.

Siebert’s share of undistributed earnings from SBS amounted to $4,353,000 and $3,099,000 at September 30, 2006 and 2005, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals, and SBS’s continued compliance with its regulatory and net capital requirements.

7.	SBS Financial Product Company, LLC:

The Company entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with the two individual principals of SBS (the “Principals”) to form SBS Financial Products Company, LLC, a

Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit will be shared 66.66% by the Principals and 33.33% by the Company.

Summarized financial data of SBSFPC as of and for the nine months ended September 30, 2006, and as of and for the period April 19, 2005 (inception) to September 30, 2005 is set forth below. The Company holds a 33.33% ownership interest in SBSFPC.

	2006	2005

Total assets	$44,793,000	$2,119,000
Total liabilities	$39,646,000	$588,000
Total members’ capital	$5,147,000	$1,531,000
Total revenues	$5,505,000	$844,000
Net income	$3,521,000	$348,000

Income from SBSFPC for the three and nine months ended September 30, 2006 amounted to $206,000 and $1,173,000, respectively. Loss from SBSFPC for the three months ended September 30, 2005 amounted to $25,000 and income from SBSFPC for the nine months ended September 30, 2005 amounted to $116,000. SBSFPC began operations in April 2005.

The Company’s share of undistributed earnings from SBSFPC amounted to $1,316,000 and $111,000, at September 30, 2006 and 2005, respectively.

8.	Commitments and Contingent Liabilities:

Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should have been returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert in 2004 decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. Siebert and Pershing in 2005 entered into a Limited Release Agreement under which Siebert received a release from the $3 million disputed claims for unreimbursed fees and costs. Pershing was released from any liability to Siebert based upon the disputed fees and costs, and Siebert paid a consideration to Pershing that had been previously accrued by Siebert. The outcome of the remaining unresolved claims cannot now be predicted, however, Siebert believes the Pershing claims are without merit and that the ultimate resolution of this matter will not have a material adverse effect on results of operations or financial position.

The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

9.	Dividend:

On August 9, 2006, the Board of Directors declared a dividend of eight cents per share on common stock of the Company, which was paid on August 30, 2006 to shareholders of record at the close of business on August 21, 2006.

The Chief Executive Officer of the Company has waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005 and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The market was stronger in the third quarter of 2006 due to steady interest rates and declining oil prices although there was a lack of retail customer interest in investing in stocks. Competition in the brokerage industry remains intense and consolidation continues.

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

Recent Developments

          On August 9, 2006, the Board of Directors declared a dividend of eight cents per share on common stock of the Company, which was paid on August 30, 2006 to shareholders of record at the close of business on August 21, 2006.

          The Chief Executive Officer of the Company has waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders.

          On May 15, 2000, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares will be purchased from time to time, in the discretion of the Company, in the open market and in private transactions. Through September 30, 2006, 933,401 shares have been purchased at an average price of $4.48 per share including 16,967 shares at an average price of $2.71 per share during the nine months ended September 30, 2006. The Company intends to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

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

Results of Operations

          The Company believes that its core business is performing relatively well, given the current difficult business environment for discount and online brokers. The Company had net income for the three and nine months ended September 30, 2006 of $897,000 and $2,790,000, respectively.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

          Total revenues for the three months ended September 30, 2006 were $7.7 million, a decrease of $370,000 or 4.6% from the same period in 2005.

          Commission and fee income for the three months ended September 30, 2006 was $5.3 million, a decrease of $1.2 million or 17.7% from the same period in 2005 due to a decrease in retail customer’s trading volumes and commission per ticket as well as a decrease in commissions generated by the commission recapture and institutional trading operations for the same period in 2005.

          Investment banking revenues for the three months ended September 30, 2006 were $231,000, a decrease of $513,000 or 69.0% from the same period in 2005 due to a significant decrease in activity in the new issue equity market.

          Income from the Company’s equity investment in Siebert, Brandford, Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”), for the three months ended September 30, 2006 was $1.3 million compared to income of $500,000, an increase of $766,000 or 153.2% from the same period in 2005. This increase was due to an increase in syndicate profits. SBS serves as an underwriter for municipal bond offerings. Income from the Company’s equity investment in SBS Financial Products Company, LLC, an entity in which the Company holds a 33% equity interest (“SBSFPC”) for the three months ended September 30, 2006, was $206,000 as compared to a loss of $25,000 from the same period in 2005. This increase was due to an increase in the number and size of the transactions and the mark to market of the positions. SBSFPC engages in derivatives transactions related to the municipal underwriting business.

          Trading profits were $259,000 for the three months ended September 30, 2006, an increase of $90,000 or 53.3% over the same period in 2005 due to an overall increase in trading margins and the mark to market of the Company’s investment.

          Interest and dividends for the three months ended September 30, 2006 were $444,000, an increase of $201,000 or 82.7% from the same period in 2005 primarily due to higher interest rates and higher cash balances.

          Total expenses for the three months ended September 30, 2006 were $6.2 million, a decrease of $982,000 or 13.7% from the same period in 2005.

          Employee compensation and benefit costs for the three months ended September 30, 2006 was $2.6 million, an increase of $54,000 or 2.1% from the same period in 2005. This increase was due to an increase in employee benefits, bonus accrual and the expensing of employee stock options offset by a decrease in compensation to registered representatives and executives.

          Clearing and floor brokerage costs for the three months ended September 30, 2006 were $1.1 million, a decrease of $247,000 or 18.0% from the same period in 2005 primarily due to a decrease in retail customers trading volumes and floor brokerage costs relating to the decreased volume of institutional trades executed at the New York Stock Exchange.

          Professional fees for the three months ended September 30, 2006, was $799,000, a decrease of $624,000 or 43.9% from the same period in 2005 due to a decrease in consulting fees relating to the commission recapture business and legal fees.

          Advertising and promotion expenses for the three months ended September 30, 2006 were $206,000, a decrease of $8,000 or 3.7% from the same period in 2005 primarily due to management’s decision to spend less for advertising and promotion.

          Communications expense for the three months ended September 30, 2006, was $466,000, a decrease of $36,000 or 7.2% from the same period in 2005 primarily due to actively pursuing alternate vendors and utilizing new technologies and solutions offset by an increase in quotes retrieved by the Company’s retail customers.

          Occupancy costs for the three months ended September 30, 2006 were $296,000, an increase of $28,000 or 10.4% from the same period in 2005. The increase is primarily due to the increase in rents in the Boca Raton, Florida and Beverly Hills, California branches.

          Other general and administrative expenses were $713,000, an increase of $149,000, or 17.3% from the same period in 2005 due to the decrease in depreciation and amortization charges, placement fees, registration fees and exchange fees offset by increases in travel and entertainment and postage.

          For the three months ended September 30, 2006 and 2005, the Company recorded a provision for taxes of $650,000 and $393,000, respectively, due to the Company’s income before income tax of $1,547,000 and $935,000, respectively.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

          Total revenues for the nine months ended September 30, 2006 were $24.4 million, an increase of $1.1 million or 4.7% from the same period in 2005.

          Commission and fee income for the nine months ended September 30, 2006 was $18.2 million, a decrease of $650,000 or 3.4% from the same period in 2005 due to a decrease in commissions generated by the commission recapture, institutional direct access and institutional trading operations.

          Investment banking revenues for the nine months ended September 30, 2006 were $791,000, a decrease of $935,000 or 54.2% from the same period in 2005 due to the Company participating in fewer new issues in the equity capital markets.

          Income from the Company’s equity investment in Siebert, Brandford, Shank & Co., LLC, an entity in which the Company holds a 49% equity interest (“SBS”), for the nine months ended September 30, 2006 was $2.4 million compared to income of $1.4 million, an increase of $991,000 or 71.2% from the same period in 2005. This increase was due to an increase in syndicate profits. SBS serves as an underwriter for municipal bond offerings. Income from the Company’s equity investment in SBS Financial Products Company, LLC, an entity in which the Company holds 33.33% equity interest (“SBSFPC”) for the nine months ended September 30, 2006, was $1.2 million an increase 1.1 million as a result of an increase in the number and size of the transactions and the mark to market of the positions. SBSFPC engages in derivatives transactions related to the municipal underwriting business.

          Trading profits were $612,000 for the nine months ended September 30, 2006, an increase of $5,000 or 1.0% over the same period in 2005 due to an overall increase in trading margins and volume.

          Interest and dividends for the nine months ended September 30, 2006 were $1.2 million, an increase of $627,000 or 103.5% from the same period in 2005 primarily due to higher interest rates and higher cash balances.

          Total expenses for the nine months ended September 30, 2006 were $19.6 million, a decrease of $1.5 million or 6.9% from the same period in 2005.

          Employee compensation and benefit costs for the nine months ended September 30, 2006 were $7.8 million, an increase of $92,000 or 1.2% from the same period in 2005. This increase was due to an increase in bonus accruals, health benefits and the expensing of employee stock options offset by a decrease in compensation to registered representatives and executives, and the decrease of the New York Stock Exchange floor operation.

          Clearing and floor brokerage costs for the nine months ended September 30, 2006 were $3.9 million, a decrease of $84,000 or 2.1% from the same period in 2005 primarily due to decrease in institutional trades executed at the New York Stock Exchange.

          Professional fees for the nine months ended September 30, 2006, was $2.6 million, a decrease of $982,000 or 27.7% from the same period in 2005 due to a decrease in consulting fees relating to the commission recapture business, preparation for Sarbanes-Oxley compliance and legal fees for Intuit, compliance and employee related matters.

          Advertising and promotion expenses for the nine months ended September 30, 2006 were $880,000, an increase of $126,000 or 16.7% from the same period in 2005 primarily due to the production and airing of television commercials in the Florida region in the first quarter of 2006.

          Communications expense for the nine months ended September 30, 2006, was $1.3 million, a decrease of $357,000 or 21.2% from the same period in 2005 due to primarily actively pursuing alternative vendors and utilizing new technologies and solutions.

          Occupancy costs for the nine months ended September 30, 2006 were $862,000, an increase of $72,000 or 9.1% from the same period in 2005 due to an increase in operating and utilities cost charged by the landlord in the Company’s Jersey City, New Jersey branch as well as our branches in the Florida region.

          Other general and administrative expenses were $2.2 million, a decrease of $314,000 or 12.6% from the same period in 2005 due to the decrease in depreciation and amortization expenses, registration and exchange fees and costs relating to the institutional direct access operations offset by increases in travel and entertainment and office supplies.

          For the nine months ended September 30, 2006 and 2005, the Company recorded a provision for taxes of $2.0 million and $953,000, respectively, due to the Company’s income before income tax of $4.8 million and $2.3 million, respectively.

Liquidity and Capital Resources

          The Company’s assets are highly liquid, consisting generally of cash, money market funds and commercial paper. The Company’s total assets at September 30, 2006 were $44.7 million. As of that date, $33.4 million, or 75%, of total assets were regarded by the Company as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At September 30, 2006, Siebert’s regulatory net capital was $27.9 million, $27.6 million in excess of its minimum capital requirement of $250,000.

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

Item 4. Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Offier and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of the Company’s common stock. Under this program, shares are purchased from time to time, at the Company’s discretion, in the open market and in private transactions. A summary of the Company’s repurchase activity for the three months ended September 30, 2006 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

July 2006	—	—	918,937	81,063

August 2006	5,214	$2.71	924,151	75,849

September 2006	9,250	$2.78	933,401	66,599

Total	14,464	$2.75	933,401	66,599

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

Dated: November 14, 2006

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: November 14, 2006