Form 10-K
period 2006-12-31
SIEBERT FINANCIAL CORP
filed 2007-04-02
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

          The number of shares of the Registrant’s outstanding Common Stock, as of March 12, 2007, was 22,204,832 shares. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006), was $4,859,474.

          Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2007, incorporated by reference into Part III.

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

General

          Siebert Financial Corp. (the “Company”) is a holding company that conducts its retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation (“Siebert”). Muriel Siebert, the first woman member of the New York Stock Exchange, is our Chairwoman and President and owns approximately 90% of our outstanding common stock, par value $.01 per share (the “Common Stock”).

          Our principal offices are located at 885 Third Avenue, New York, New York 10022, and its phone number is (212) 644-2400. Our Internet address is www.siebertnet.com. Our SEC filings are available through our website, where you are able to obtain copies of the Company’s public filings free of charge. Our Common Stock trades on the Nasdaq Global Market under the symbol “SIEB”.

Business Overview

          Siebert’s principal activity is providing Internet and traditional discount brokerage and related services to retail investors and, through its wholly owned subsidiary, Siebert Woman’s Financial Network, Inc (“WFN”), engages in providing products, services and information all uniquely devoted to woman’s financial needs. Through its Capital Markets division, Siebert also offers institutional clients equity execution services on an agency basis, as well as equity and fixed income underwriting and investment banking services. We believe that we are the largest Woman-Owned Business Enterprise (“WBE”) in the capital markets business in the country. In addition, Siebert, Brandford, Shank & Co., LLC (“SBS”), a company in which Siebert holds a 49% ownership interest, is the largest Minority and Women’s Business Enterprise (“MWBE”) in the tax-exempt underwriting business in the country.

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

          Customer Financing. Customers margin accounts are carried through Siebert’s clearing agent which lends customers a portion of the market value of certain securities held in the customer’s account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin, short sale or any transaction, Siebert assumes the risk of its customers’ failure to meet their obligations in the event of adverse changes in the market value of the securities positions. Both Siebert and its clearing agents reserve the right to set margin requirements higher than those established by the Federal Reserve Board.

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

Current Developments

          Siebert filed a lawsuit against Intuit Inc. (“Intuit”) in New York State Supreme Court on September 17, 2003 seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. The Court denied Intuit’s motion to dismiss Siebert’s causes of action for breach of fiduciary duty, breach of contractual obligations to pay shared expenses, promissory estoppel, and breach of the implied covenant of good faith and fair dealing. The Court granted Intuit’s motion to dismiss Siebert’s causes of action for breach of the express covenant of good faith and fair dealing, misrepresentation and/or fraud, and its request for punitive damages. Intuit has counterclaimed against Siebert, seeking not less than $6.6 million. Siebert and Intuit have appealed from certain portions of the Court’s decision and Siebert has also moved for reargument of that decision regarding punitive damages. In November 2005, Intuit’s counsel was disqualified by the Court from representing Intuit in this action. The Court’s Appellate Division reversed the order of disqualification, but, thereafter, granted Siebert’s motion for leave to appeal to the Court of Appeals, New York highest court. All proceedings in the action are stayed pending Siebert’s appeal, which the Court of Appeals heard in March 2007. The outcome of this matter cannot now be predicted.

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

          We entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with Suzanne Shank and Napolean Brandford III, the two individual principals of SBS ( the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us.

          On May 15, 2000, our board of directors authorized the repurchase of up to 1,000,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. Through December 31, 2006, 999,500 shares have been purchased at an average price of $4.51 per share. We intend to continue acquiring shares pursuant to our stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

The Capital Markets Division

          In 1991, Siebert created its Capital Markets Group (“SCM”) division, which serves as a co-manager, underwriting syndicate member, or selling group member on a wide spectrum of securities offerings for corporations and Federal agencies.

          Principal activities of the Capital Markets Division are investment banking and institutional equity execution services. In June 2004, Siebert expanded its SCM Operations. SCM provides high-quality brokerage service to both institutional investors and issuers of equity and fixed-income securities.

          During 1996, Siebert formed the Siebert, Brandford, Shank division of the investment banking group to enhance the activities of Siebert’s tax exempt underwriting. The operations of the Siebert, Brandford, Shank division were moved on July 1, 1998, to a newly formed entity, SBS. Two individuals, Mr. Napoleon Brandford and Ms. Suzanne F. Shank, own 51% of the equity and are entitled to 51% of the net profits of SBS and Siebert is entitled to the balance. Through its investment in SBS, Siebert has become a more significant factor in the tax exempt underwriting area, and expects to enhance its government and institutional relationships, as well as the breadth of products that can be made available to retail clients. During 2006, SBS served as the lead manager of over $3 billion of negotiated municipal new issues and served as a co-manager in over $57 billion of negotiated municipal new issues.

          Since its inception, the Siebert, Brandford, Shank division and its successor SBS have co-managed offerings of approximately $428 billion and lead managed offerings of approximately $17 billion. Clients include the States of California, Texas, Washington, Ohio and Michigan and the Cities of Chicago, Detroit, Los Angeles, Houston, Dallas, Denver and St. Louis.

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

          Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2006 and 2005, Siebert had net capital of $27.7 million and $25.6 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Employees

          As of March 5, 2007, we had approximately 90 employees, six of whom were corporate officers. None of our employees is represented by a union, and we believe that relations with our employees are good.

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

          During 2006, competition continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from consolidation in the discount brokerage industry. Some competitors in the discount brokerage business offer services which we do not, including financial advice and investment management. In the last two years, some competitors have continued to offer lower flat rate execution fees that are difficult for any conventional discount firm to meet. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow. Many of the flat fee brokers impose charges for services such as mailing, transfers and handling exchanges which Siebert does not and also direct their execution to captive market makers. Continued or increased competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could limit our growth or lead to a decline in Siebert’s customer base which would adversely affect our business, results of operations and financial condition.

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

          Certain risks are involved in the underwriting of securities. Investment banking and underwriting syndicates agree to purchase securities at a discount from the public offering price. If the securities must be sold below the syndicate cost, an underwriter is exposed to losses on the securities that it has committed to purchase. In the last several years, investment banking firms increasingly have underwritten corporate and municipal offerings with fewer syndicate participants or, in some cases, without an underwriting syndicate. In these cases, the underwriter assumes a larger part or all of the risk of an underwriting transaction.

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

          Our continued success is principally dependent on our founder, Muriel F. Siebert, Chairwoman, Chief Executive Officer and President and our senior management. In addition, the continued success of SBS may be dependent on the services of Napoleon Brandford III and Suzanne Shank. The loss of the services of any of these individuals could significantly harm our business, financial condition and operating results.

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

          Only approximately 2,200,000 shares, or approximately 10% of our shares outstanding, are currently held by the public. Although our common stock is traded in The Nasdaq Global Market, their can be no assurance that an active public market will continue.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

          Siebert currently maintains seven retail discount brokerage offices. Customers can visit the offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert’s activities are conducted on the Internet or by telephone and mail.

Siebert operates its business out of the following seven leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms

Corporate Headquarters, Retail and Investment Banking Office 885 Third Ave. New York, NY 10022	7,828	1/14/11	None

Retail Offices

9693 Wilshire Boulevard Beverly Hills, CA 90212	1,000	6/30/07	None

4400 North Federal Highway Boca Raton, FL 33431	2,438	5/31/09	None

111 Pavonia Avenue(1) Jersey City, NJ 07310	7,768	6/30/09	None

400 Fifth Avenue – South Naples, FL 33940	1,008	4/30/08	None

240A South County Road Palm Beach, FL 33480	770	12/31/07	None

9569 Harding Avenue Surfside, FL 33154	1,150	4/30/07	None

(1)	Certain of our administrative and back office functions are performed at this location.

          We believe that our properties are in good condition and are suitable for our operations.

Item 3.	LEGAL PROCEEDINGS

          See Part I-Item 1 “Business-Current Developments” and Part I-Item 7” Management’s Discussion and Analysis of Financial Condition and Results of Operations” with respect to our lawsuit against Intuit Inc. which was filed in New York State Supreme Court, County of New York on September 17, 2003 alleging among other things, Intuit’s breach of contractual obligations, breach of fiduciary duties and misrepresentation and/or fraud, all relating to the Joint Brokerage services conducted under the Strategic Alliance Agreement between Siebert and Intuit.

          In addition, we are involved in various routine lawsuits of a nature we deem to be customary and incidental to our business. In the opinion of our management, the ultimate disposition of such actions will not have a material adverse effect on our financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock trades on the Nasdaq Stock Market under the symbol “SIEB”. The high and low sales prices of our common stock reported by Nasdaq during the following calendar quarters were:

	High	Low

First Quarter - 2005	$3.95	$2.96

Second Quarter - 2005	$4.50	$2.55

Third Quarter - 2005	$3.85	$2.80

Fourth Quarter - 2005	$3.05	$2.34

First Quarter - 2006	$2.88	$2.39

Second Quarter - 2006	$2.99	$2.35

Third Quarter - 2006	$2.95	$2.35

Fourth Quarter - 2006	$5.70	$2.75

January 1, 2007 - March 16, 2007	$4.50	$3.45

          On March 13, 2007, the closing price of our common stock on the Nasdaq Stock Market was $3.85 per share. There were 137 holders of record of our common stock and more than 2,000 beneficial owners of our common stock on March 13, 2007.

Dividend Policy

          On August 9, 2006, the Board of Directors declared a dividend of eight cents per share on our common stock, which was paid on August 30, 2006 to shareholders of record at the close of business on August 21, 2006. The total amount paid on this dividend declaration was $359,048. Ms. Muriel Siebert, the Chief Executive Officer and majority shareholder waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders. Other shareholders were paid dividends of $179,524.

          We did not pay cash dividends to our shareholders in 2005 or 2004. Our Board of Directors periodically considers whether to declare dividends. In considering whether to pay such dividends, our Board of Directors will review our earnings capital requirements, economic forecasts and such other factors as are deemed relevant. Some portion of our earnings will be retained to provide capital for the operation and expansion of our business.

Issuer Purchase Of Equity Securities

          On May 15, 2000, our Board of Directors authorized a buy back of up to one million shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. The following table sets forth information regarding our purchase of common stock on a monthly basis during the fourth quarter of 2006:

Period	Total Number Of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

October 2006	—	—	933,401	66,599
November 2006	8,060	$4.80	941,461	58,539
December 2006	58,039	$4.85	999,500	500

Total	66,099	$4.85	999,500	500

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 with respect to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,603,966	$4.28	2,027,915

Equity compensation plans not approved by security holders(2)	41,400	—	18,600

Total	1,645,366	$4.28	2,046,515

(1)	Represents our 1997 Stock Option Plan.

(2)	Represents our 1998 Restricted Stock Award Plan.

Material Terms of the 1998 Restricted Stock Award Plan

Our 1998 Restricted Stock Award Plan provides for awards to key employees of not more than an aggregate of 60,000 shares of our common stock, subject to adjustments for stock splits, stock dividends and other changes in our capitalization, to be issued either immediately after the award or at a future date. As of December 31, 2006, 41,400 shares of our common stock under the Restricted Stock Award Plan had been awarded and were outstanding. As provided in the plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by us for the benefit of the recipients, subject to the same restrictions as the award. These dividends, without interest, are paid to the recipients upon lapse of the restrictions.

Our Performance:

The graph below compares our performance from December 31, 2001 through December 31, 2006, against the performance of the Nasdaq Market Index and a peer group. The peer group consists of A.B. Watley Group Inc., Ameritrade Holding Corporation, E*Trade Group, Inc. and The Charles Schwab Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Siebert Financial Corp., The NASDAQ Composite Index
And A Peer Group

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA
(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction With Our Consolidated
Financial Statements And The Related Notes Thereto.

	2006	2005	2004	2003	2002

Income statement data:
Total Revenues	$32,619	$31,172	$28,104	$24,696	$24,104
Net income (loss)	$3,425	$1,863	$533	$123	$(1,633)

Net income (loss) per share of common stock
Basic	$0.15	$0.08	$0.02	$0.01	$(0.07)
Diluted	$0.15	$0.08	$0.02	$0.01	$(0.07)

Weighted average shares outstanding (basic)	22,129,566	22,093,369	22,113,228	22,305,369	22,403,990
Weighted average shares outstanding (diluted)	22,252,851	22,127,940	22,276,562	22,453,538	22,403,990

Statement of financial condition data (at year-end):

Total assets	$46,869	$43,027	$41,560	$40,026	$40,451
Total liabilities excluding subordinated borrowings	$6,460	$5,975	$6,460	$4,891	$4,784
Stockholders’ equity	$40,409	$37,052	$35,100	$35,135	$35,667

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

          The market was stronger in 2006 due to steady interest rates and declining oil prices although our customer trading activity was flat.

          Competition continued to intensify among all types of brokerage firms, including established discount brokers and new firms entering the on-line brokerage business. Electronic trading continues to account for an increasing amount of trading activity, with some firms charging very low trading execution fees that are difficult for any conventional discount firm to meet. Some of these brokers, however, impose asset based charges for services such as mailing, transfers and handling exchanges which we do not currently impose, and also direct their orders to market makers where they have a financial interest. Continued competition could limit our growth or even lead to a decline in our customer base, which would adversely affect our results of operations. Industry-wide changes in trading practices, such as the New York Stock Exchange’s Hybrid Market proposal and the increasing use of Electronic Communications Networks, are expected to put continuing pressure on commissions/fees earned by brokers while increasing volatility.

          We entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with Suzanne Shank and Napolean Brandford III, the two individual principals of SBS ( the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us.

          On May 15, 2000, our Board of Directors authorized a buy back of up to one million shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. Through March 14, 2007, 999,500 shares have been purchased at an average price of $4.51 per share.

          We, like other securities firms, are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and the prospect of changes in interest rates, and demand for brokerage and investment banking services, all of which can affect our profitability. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

Siebert filed a lawsuit against Intuit Inc. (“Intuit”) in New York State Supreme Court on September 17, 2003 seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. The Court denied Intuit’s motion to dismiss Siebert’s causes of action for breach of fiduciary duty, breach of contractual obligations to pay shared expenses, promissory estoppel, and breach of the implied covenant of good faith and fair dealing. The Court granted Intuit’s motion to dismiss Siebert’s causes of action for breach of the express covenant of good faith and fair dealing, misrepresentation and/or fraud, and its request for punitive damages. Intuit has counterclaimed against Siebert, seeking not less than $6.6 million. Siebert and Intuit have appealed from certain portions of the Court’s decision and Siebert has also moved for reargument of that decision regarding punitive damages. In November 2005, Intuit’s counsel was disqualified by the Court from representing Intuit in this action. The Court’s Appellate Division reversed the order of disqualification, but, thereafter, granted Siebert’s motion for leave to appeal to the Court of Appeals, New York highest court. All proceedings in the action are stayed pending Siebert’s appeal, which the Court of Appeals heard in March 2007. The outcome of this matter cannot now be predicted.

Critical Accounting Policies

We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management makes significant “estimates” that effect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contigent assets and liabilities included in the financial statements. The estimates relate primarily to revenue and expense items in the normal course of business as to which we receive no confirmations, invoices, or other documentation, at the time the books are closed for a period. We use our best judgment, based on our knowledge of revenue transactions and expenses incurred, to estimate the amount of such revenue and expenses. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently receive the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of intangibles assets, and the fair market value of intangible assets. Our management believes that its estimates are reasonable.

Results of Operations

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

          Revenues. Total revenues for 2006 were $32.6 million, an increase of $1.4 million, or 4.5%, from 2005. Commission and fee income decreased $558,000, or 2.2%, from the prior year to $24.7 million primarily due to a decrease in commissions generated by the commission recapture operations offset by increases in the institutional trading operations as well as retail customer operations.

          Investment banking revenues decreased $668,000, or 28.2%, from the prior year to $1.7 million in 2006 due to our participating in fewer new issues in the equity capital markets team.

          Income from our equity investment in Siebert, Brandford, Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for 2006 was $2.9 million compared to income of $1.7 million, an increase of $1.2 million or 74.3% from the same period in 2005. This increase was due to SBS participating in more managed and co-managed transactions as well as an increase revenues from trading. SBS serves as an underwriter for municipal bond offerings. Income from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for 2006, was $916,000 as compared to income of $194,000, an increase of $722,000 or 372.2% from the same period in 2005. This increase was due to an increase in the number and size of the transactions and the mark to market of the positions. SBSFPC engages in derivatives transactions related to the municipal underwriting business.

          Trading profits increased $52,000, or 7.4%, from the prior year to $754,000 primarily due to increased trading in municipal, government and corporate bonds within our riskless trading group and the mark to market of our investment.

          Income from interest and dividends increased $669,000, or 68.4%, from the prior year to $1.7 million primarily due to higher interest rates and higher cash balances.

          Expenses. Total expenses for 2006 were $26.7 million, a decrease of $1.3 million, or 4.5%, from the prior year.

          Employee compensation and benefit costs decreased $450,000, or 3.9%, from the prior year to $11.0 million primarily due to a decrease in headcount in customer service and new accounts departments, commission based on production and settlement of employee related matters and termination of an executive officer in 2005.

          Clearing and floor brokerage fees decreased $92,000, or 1.7%, from the prior year to $5.2 million primarily due to decreased volume relating to the commission recapture business offset by an increase in fixed fees that are not related to volume that are charged our clearing firm.

          Professional fees decreased $498,000, or 11.6% from the prior year to $3.8 million primarily due to an decrease in legal fees relating to litigation with Intuit and consulting fees relating to the commission recapture business.

          Advertising and promotion expense increased $44,000, or 5.0%, from the prior year to $920,000 primarily due to the production and airing of television commercials in the Florida region in the first quarter of 2006.

          Communications expense decreased $17,000, or 1.0%, from the prior year to $1.7 million from actively pursuing alternative vendors and utilizing new technologies.

          Occupancy costs increased $93,000, or 8.8%, from the prior year to $1.2 million principally due to the an increase in operating and utilities cost charged by the landlord in our Jersey City, New Jersey branch as well as our branches in the Florida region.

          Other general and administrative expenses decreased $327,000, or 10.0%, from the prior year to $3.0 million primarily due to a decrease in depreciation and amortization expenses, registration and exchange fees and costs relating to the institutional direct access operations offset by increases in travel and entertainment and office supplies.

          Taxes. The provision for income taxes increased by $1,134,000, or 84.0% from the prior year to $2.5 million due to an increase in net income before tax to $5.9 million in 2006 from $3.2 million in 2005.

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

          Investment banking revenues increased $1 million, or 74.0%, from the prior year to $2.4 million in 2005 due to our participation in more new issues as a result of the Capital Markets team that joined us in the third quarter of 2004.

          Income from Siebert’s investment in Siebert, Brandford, Shank & Co., LLC (“SBS”), an entity in which Siebert holds a 49% equity interest, for 2005 and 2004 was $1.7 million. SBS serves as an underwriter for municipal bond offerings. Income from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33.33% equity interest (“SBSFPC”) for 2005 was $194,000. SBSFPC operations began in the second quarter of 2005.

          Trading profits decreased $59,000, or 7.8%, from the prior year to $702,000 primarily due to decreased trading in municipal, government and corporate bonds within our riskless trading group.

          Income from interest and dividends increased $508,000, or 108.1%, from the prior year to $978,000 primarily due to higher interest rates and higher cash balances.

          Expenses. Total expenses for 2005 were $28.0 million, an increase of $838,000, or 3.1%, from the prior year.

          Employee compensation and benefit costs increased $289,000, or 2.6%, from the prior year to $11.4 million primarily due to the hiring of our General Counsel, the expansion of our Capital Markets Group and the New York Stock Exchange Floor Operation, settlement of employee related matters and health and other employee benefits offset commissions based on production, headcount in customer service and new accounts departments and termination of an executive officer.

          Clearing and floor brokerage fees increased $1.1 million, or 24.8%, from the prior year to $5.3 million primarily due to increased volume of trade executions and a one time commission rebate of $800,000 from our clearing firm in the first and second quarter of 2004.

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

          Occupancy costs decreased $14,000, or 1.3%, from the prior year to $1.1 million principally due to the combining of our Boca Raton office with Your Discount Broker, Inc.’s Boca Raton office in the second quarter of 2004.

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

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Our total assets at December 31, 2006 were $47 million, of which, $35.1 million, or 75%, were regarded by us as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2006, Siebert’s regulatory net capital was $27.7 million, $27.5 million in excess of its minimum capital requirement of $250,000. Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities

Corporation) (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should have been returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert believes the Pershing claims are without merit and that the ultimate result of this matter will not have a material adverse effect on result of operations or financial position. Siebert in 2004 decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. Siebert and Pershing in 2005 entered into a Limited Release Agreement under which Siebert received a release from the $3 million disputed claims for unreimbursed fees and costs, and Pershing was released from any liability to Siebert based upon the disputed fees and costs, and Siebert paid a consideration to Pershing that had been previously accrued by Siebert.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to loan to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents - restricted”. SBS pays Siebert interest on this amount at the rate of 8% per annum. The facility expires on August 31, 2008 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

          Below is a table that presents our obligations and commitments at December 31, 2006:

	Payment Due By Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$3,440,000	$950,000	$2,020,000	$470,000	$0

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

          Through Siebert, we maintain inventories in exchange-listed and Nasdaq equity securities and municipal securities on both a long and short basis. We do currently do not have long and short positions at December 31, 2006. The Company does not engage in derivative transactions, have no interest in any special purpose entity and have no liabilities, contingent or otherwise, for the debt of another entity, except for Siebert’s obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 8% per annum. Siebert earned interest of $96,000 from SBS in each of the years that Siebert’s commitment has been outstanding.

Financial Instruments Held For Purposes Other Than Trading:

          Working capital is generally temporarily invested in dollar denominated money market funds and commercial paper. These investments are not subject to material changes in value due to interest rate movements.

          In the normal course of its business, Siebert enters into transactions in various financial instruments with off-balance sheet risk. This risk includes both market and credit risk, which may be in excess of the amounts recognized in our financial statements. Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See financial statements and supplementary data required pursuant to this item beginning on page F-1 of this Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

Item 9A.	CONTROLS AND PROCEDURES

          We carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of Securities Exchange of 1934, as amended. Based on that evaluation, our management, including the President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission.

          There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

          None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors

          This information is incorporated by reference from our definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2007.

(b)	Identification of Executive Officers

Name	Age	Position

Muriel F. Siebert	74	Chairwoman and President

Ameen Esmail	48	Executive Vice President and Director of Business Development

Joseph M. Ramos, Jr.	48	Executive Vice President and Chief Financial Officer

Jeanne Rosendale	42	Executive Vice President and General Counsel

Daniel Iesu	47	Secretary

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

          Daniel Iesu has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

(c)	Compliance with Section 16(a) of the Exchange Act

          This information is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2007.

(d)	Code of Ethics

          We have adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other employees performing similar functions. This financial code of ethics is posted on our website. The Internet address for our website is http://www.siebertnet.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by either filing a Form 8-K or posting such information on our website, at the address and location specified above, within four business days following the date of such amendment or waiver.

          The information required by this item not set forth herein is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2007.

Item 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2007.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2007.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required in this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2007.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

          The consolidated Financial statements for the year ended December 31, 2006 commence on page F-1 of this report on Form 10-K.

2.	Financial Statement Schedules

          None.

3.	Exhibits

The exhibits required by Item 601 of the Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Siebert Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Eisner LLP

New York, New York
March 30, 2007

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2006	2005

ASSETS

Cash and cash equivalents	$32,606,000	$30,980,000
Cash equivalents - restricted	1,300,000	1,300,000
Receivable from clearing broker	2,468,000	2,404,000
Furniture, equipment and leasehold improvements, net	510,000	828,000
Investments in and advances to affiliates	6,765,000	4,428,000
Prepaid expenses and other assets	1,211,000	992,000
Intangibles, net	1,182,000	1,494,000
Deferred taxes	827,000	601,000

	$46,869,000	$43,027,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$6,460,000	$5,975,000

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,202,046 shares issued and 22,202,546 shares outstanding at December 31, 2006 and 23,039,402 shares issued and 22,122,968 shares outstanding at December 31, 2005	232,000	230,000
Additional paid-in capital	18,719,000	18,063,000
Retained earnings	25,962,000	22,896,000
Less: 999,500 and 916,434 shares of treasury stock at cost at December 31, 2006 and 2005, respectively	(4,504,000)	(4,137,000)

	40,409,000	37,052,000

	$46,869,000	$43,027,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2006	2005	2004

Revenue:
Commissions and fees	$24,713,000	$25,271,000	$23,798,000
Investment banking	1,704,000	2,372,000	1,363,000
Trading profits	754,000	702,000	761,000
Income from equity investees	3,801,000	1,849,000	1,712,000
Interest and dividends	1,647,000	978,000	470,000

	32,619,000	31,172,000	28,104,000

Expenses:
Employee compensation and benefits	10,977,000	11,427,000	11,138,000
Clearing fees, including floor brokerage	5,203,000	5,295,000	4,242,000
Professional fees	3,798,000	4,296,000	2,144,000
Advertising and promotion	920,000	876,000	1,107,000
Communications	1,711,000	1,728,000	2,331,000
Occupancy	1,146,000	1,053,000	1,067,000
Interest		2,000	28,000
Write off of advance to clearing broker			1,500,000
Other general and administrative	2,955,000	3,282,000	3,564,000

	26,710,000	27,959,000	27,121,000

Income before provision for income taxes	5,909,000	3,213,000	983,000
Provision for income taxes	2,484,000	1,350,000	450,000

Net income	$3,425,000	$1,863,000	$533,000

Net income per share of common stock - basic	$0.15	$0.08	$0.02
Net income per share of common stock - diluted	$0.15	$0.08	$0.02

Weighted average shares outstanding - basic	22,129,566	22,093,369	22,113,228
Weighted average shares outstanding - diluted	22,252,851	22,127,940	22,276,562

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock

	Number Of Shares	$.01 Par Value	Additional Paid -In Capital	Retained Earnings	Number Of Shares	Amount	Total

Balance - January 1, 2004	22,983,917	$229,000	$17,931,000	$20,500,000	761,903	$(3,525,000)	$35,135,000
Net income				533,000			533,000
Treasury share purchases					139,713	(568,000)	(568,000)

Balance - December 31, 2004	22,983,917	229,000	17,931,000	21,033,000	901,616	(4,093,000)	35,100,000
Net income				1,863,000			1,863,000
Treasury share purchases					14,818	(44,000)	(44,000)
Issuance of shares in connection with exercise of employee stock options	55,485	1,000	132,000				133,000

Balance - December 31, 2005	23,039,402	230,000	18,063,000	22,896,000	916,434	(4,137,000)	37,052,000
Net income				3,425,000			3,425,000
Treasury share purchases					83,066	(367,000)	(367,000)
Issuance of shares in connection with exercise of employee stock options	162,644	2,000	447,000				449,000
Dividend on common stock ($.08 per share)				(359,000)			(359,000)
Tax benefit arising from exercise of employee stock options			51,000				51,000
Employee stock based compensation			158,000				158,000

Balance - December 31, 2006	23,202,046	$232,000	$18,719,000	$25,962,000	999,500	$(4,504,000)	$40,409,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2006	2005	2004

Cash Flows From Operating Activities:

Net income	$3,425,000	$1,863,000	$533,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	780,000	1,128,000	1,464,000
Income from equity investees	(3,801,000)	(1,849,000)	(1,712,000)
Distribution from equity investees	1,427,000	1,573,000	1,231,000
Deferred taxes	(226,000)	(100,000)	52,000
Write-off of advance to clearing broker			1,500,000
Employee stock based compensation	158,000
Changes in:
Securities owned, at market value			1,226,000
Receivable from clearing broker	(64,000)	(33,000)	(884,000)
Prepaid expenses and other assets	(219,000)	547,000	268,000
Securities sold, not yet purchased, at market value			(6,000)
Accounts payable and accrued liabilities	485,000	(485,000)	1,575,000

Net cash provided by operating activities	1,965,000	2,644,000	5,247,000

Cash Flows From Investing Activities:

Purchase of intangibles			(400,000)
Purchase of furniture, equipment and leasehold improvements	(150,000)	(128,000)	(177,000)
Collection (Payment) of advances made to equity investees	37,000	(373,000)	(86,000)

Net cash used in investing activities	(113,000)	(501,000)	(663,000)

Cash Flows From Financing Activities:

Dividend on common stock	(359,000)
Purchase of treasury shares	(367,000)	(44,000)	(568,000)
Proceeds from exercise of options	449,000	133,000
Tax benefit of exercised employee stock options	51,000

Net cash (used in) provided by financing activities	(226,000)	89,000	(568,000)

Net increase in cash and cash equivalents	1,626,000	2,232,000	4,016,000
Cash and cash equivalents - beginning of year	30,980,000	28,748,000	24,732,000

Cash and cash equivalents - end of year	$32,606,000	$30,980,000	$28,748,000

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest		$1,000	$28,000
Income taxes	$2,444,000	$812,000	$741,000

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

The municipal bond investment banking business and related derivatives transactions is being conducted by Siebert Brandford Shank & Co., LLC (“SBS”), and SBS Financial Products Company, LLC (“SBSFP”), investees, which are accounted for by the equity method of accounting (see Note C). The equity method provides that Siebert record its share of the investees’ earnings or losses.

[2]	Securities Transactions:

Securities transactions trading profits, commission revenues and related clearing expenses are recorded on a trade date basis.

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

Cash equivalents consist of highly liquid investments purchased with original maturity of three months or less including money market funds and commercial paper.

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]	Earnings Per Share:

Basic earnings per share is calculated by dividing net income by the weighted average outstanding shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 2006, 2005 and 2004 amounted to 123,285, 34,571 and 163,334 additional shares, respectively, added to the basic weighted average outstanding shares of 22,129,566, 22,093,369 and 22,113,228 in 2006, 2005 and 2004, respectively, and in 2006, 2005 and 2004, 1,288,466, 1,683,675 and 1,412,500 common shares, respectively, issuable upon the exercise of options were not included in the computation of diluted income per share as the effect would have been anti-dilutive.

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

Any outstanding amounts loaned bear interest at 8% per annum and are repayable on August 31, 2008.

[11]	Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R the Company accounted for stock based compensation using the intrinsic value method. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. The Company recognizes share-based compensation costs as compensation expense on a straight-line basis over the requisite service periods of awards which would normally be the vesting period of the options. As a result of adopting SFAS No. 123R, the Company’s income before income tax and net income for the year ended December 31, 2006 was $158,000 and $93,000, lower than if it had continued to account for share-based compensation by the intrinsic value method. There was no effect on earnings per share. During 2006, 162,644 options were exercised with an intrinsic value of $123,000. Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Since the adoption of SFAS No. 123R, cash flows resulting from the tax benefits of the tax deduction in excess of the compensation cost recognized for these options are classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior periods.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Year ended, December 31, 2005	Year ended, December 31, 2004

Net income, as reported	$1,863,000	$533,000
Stock-based employee compensation determined under the fair value-based method, prior to the adoption of SFAS 123R	(424,000)	(332,000)

Pro forma net income	$1,439,000	$201,000

Net income per share – basic:

As reported	$.08	$.02
Pro forma	$.07	$.01

Net income per share – diluted:

As reported	$.08	$.02
Pro forma	$.07	$.01

[12]	Intangibles:

Purchased intangibles are principally being amortized using the straight-line method over estimated useful lives of three to five years (see Note E).

[13]	Valuation of Long-Lived Assets:

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provision of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact, if any, of FIN 48 on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulleting No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”). SAB No.108 was issued to provide consistency in how registrants quantify financial statement misstatements. SAB 108 is required to be applied in connection with the preparation of the Company’s annual financial statement for the year ended December 31, 2006. The adoption of SAB No.108 did not have any impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value and establishes a framework for measuring fair value. It also expands the disclosures about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact, if any, of the adoption of SFAS 157 on the Company’s financial statements.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

[15]	Reclassification – Certain previous years adjustments have been reclassified to conform with current year presentations.

NOTE B - INTUIT LAWSUIT

Siebert filed a lawsuit against Intuit Inc. (“Intuit”) in New York State Supreme Court on September 17, 2003 seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. The Court denied Intuit’s motion to dismiss Siebert’s causes of action for breach of fiduciary duty, breach of contractual obligations to pay shared expenses, promissory estoppel, and breach of the implied covenant of good faith and fair dealing. The Court granted Intuit’s motion to dismiss Siebert’s causes of action for breach of the express covenant of good faith and fair dealing, misrepresentation and/or fraud, and its request for punitive damages. Intuit has counterclaimed against Siebert, seeking not less than $6.6 million. Siebert and Intuit have appealed from certain portions of the Court’s decision and Siebert has also moved for reargument of that decision regarding punitive damages. In November 2005, Intuit’s counsel was disqualified by the Court from representing Intuit in this action. The Court’s Appellate Division reversed the order of disqualification, but, thereafter, granted Siebert’s motion for leave to appeal to the Court of Appeals, New York’s highest court. All proceedings in the action are stayed pending Siebert’s appeal, which the Court of Appeals heard in March 2007. The outcome of this matter cannot now be predicted.

NOTE C - INVESTMENT IN AFFILIATES

Investment in and advances to, equity in income, of and distributions received from affiliates as of and for the years ended December 31, 2006 and 2005 consisting of the following:

December 31, 2006	SBS	SBSFPC	TOTAL

Investment and advances	$5,307,000	$1,458,000	$6,765,000

Income from equity investees	$2,885,000	$916,000	$3,801,000

Distributions	$1,378,000	$49,000	$1,427,000

December 31, 2005	SBS	SBSFPC	TOTAL

Investment and advances	$3,840,000	$588,000	$4,428,000

Income from equity investees	$1,656,000	$193,000	$1,849,000

Distributions	$1,567,000	$6,000	$1,573,000

Amounts related to affiliates included in the accompanying financial statements for 2004 are attributable solely to SBS.

Siebert and two individuals (the “Principals”) formed SBS to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert.

NOTE C - INVESTMENT IN AFFILIATES (CONTINUED)

Summarized financial data of SBS is as follows:

	2006	2005	2004

Total assets including secured demand note of 1,200,000 in each year due from Siebert	$19,250,000	$14,166,000	$
Total liabilities including subordinated liabilities $1,200,000 in each year due to Siebert	8,556,000	6,547,000
Total members’ capital	10,694,000	7,619,000		7,444,000
Total revenue	26,235,000	21,086,000		17,222,000
Net income	5,888,000	3,377,000		3,494,000
Regulatory minimum net capital requirement	490,000	356,000

During each of 2006, 2005 and 2004 Siebert charged SBS $240,000 for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services. In addition, during each of the years 2006, 2005 and 2004, Siebert earned interest income of $96,000, $96,000 and $110,000, respectively from SBS in connection with Siebert’s obligation to make a subordinated loan for up to $1,200,000 available to SBS and Siebert paid SBS interest earned on the restricted cash equivalents of $67,000, $52,000 and $22,000. (See Note J)

Siebert’s share of undistributed earnings from SBS amounts to $4,848,000 and $3,341,000 at December 31, 2006 and 2005, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the Principals and SBS’s continued compliance with its regulatory net capital requirements.

Financial entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with the two individual principals of SBS (the “Principals”) for the formation of SBSFPC. Pursuant to the terms of the Operating Agreement, Financial and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit be shared 66.66% by the Principals and 33.33% by Financial.

Siebert’s share of undistributed earnings of SBSFPC amounts to $1,058,000 and $188,000 at December 31, 2006 and December 31, 2005, respectively.

Summarized financial data of SBSFPC is as follows:

	2006	2005

Total assets	$49,209,000	$4,870,000
Total liabilities	44,842,000	3,107,000
Total members’ capital	4,367,000	1,763,000
Total revenue	5,495,000	1,185,000
Net income	2,750,000	582,000

Note D - Furniture, Equipment And Leasehold Improvements, Net

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2006	2005

Equipment	$2,122,000	$2,251,000
Leasehold improvements	162,000	207,000
Furniture and fixtures	21,000	21,000

	2,305,000	2,479,000
Less accumulated depreciation and amortization	(1,795,000)	(1,651,000)

	$510,000	$828,000

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $468,000, $605,000 and $741,000, respectively.

Note E - Intangible Assets, Net

In several transactions during September and October of 2000, WFN acquired the stock of WFN Women’s Financial Network, Inc. (“WFNI”) and HerDollar.com, Inc., respectively, companies in the development stage which had yet to commence principal operations, had no significant revenue and had assets consisting principally of websites, content and domain names, for aggregate consideration of $2,310,000 including costs. The transactions have been accounted for as purchases of assets consisting of domain name, website and content, and a non-compete agreement

Note E - Intangible Assets, Net (Continued)

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

Intangible assets consist of the following:

	December 31, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Amortization Accumulated

Amortizable assets:
Website, content and non-compete	$2,350,000	$2,350,000	$2,350,000	$2,350,000
Retail brokerage accounts	2,588,000	2,156,000	2,588,000	1,844,000

	$4,938,000	$4,506,000	$4,938,000	$4,194,000

Unamortized intangible assets:
Domain name/intellectual property	$750,000		$750,000

Amortization expense		$312,000		$523,000

Estimated amortization expense is as follows:

Year Ending December 31,

2007	$312,000
2008	92,000
2009	28,000

$432,000

Note F - Income Taxes

Income tax provision consists of the following:

	Year Ended December 31,

	2006	2005	2004

Federal income tax provision (benefit):

Current	$2,049,000	$1,080,000	$253,000
Deferred	(183,000)	(81,000)	42,000

	1,866,000	999,000	295,000

State and local tax provision (benefit):

Current	661,000	370,000	145,000
Deferred	(43,000)	(19,000)	10,000

	618,000	351,000	155,000

Total tax provision (benefit):
Current	2,710,000	1,450,000	398,000
Deferred	(226,000)	(100,000)	52,000

	$2,484,000	$1,350,000	$450,000

A reconciliation between the income tax provision and income taxes computed by applying the statutory Federal income tax rate to income before taxes is as follows:

	Year Ended December 31,

	2006	2005	2004

Expected income tax provision at statutory Federal tax rate (34%)	$2,009,000	$1,092,0000	$335,000
State and local taxes, net of Federal tax benefit	408,000	258,000	79,000
Permanent difference	100,000
Other	(33,000)		36,000

Income tax expense	$2,484,000	$1,350,0000	$450,000

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and their tax basis. The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,

	2006	2005

Net operating losses	$377,000	$402,000
Acquired Intangible assets	(315,000)	(315,000)
Furniture, equipment and leasehold improvements	81,000	(84,000)
Unrealized gain - SBSFP		(40,000)
Retail brokerage accounts	684,000	638,000

	$827,000	$601,000

Management believes that it is more likely than not that the deferred tax asset will be realized, and therefore no valuation allowance has been provided.

Net operating loss carryforwards of $897,000 at December 31, 2006, which are attributable to WFN, expire through 2020. Utilization of such net operating loss carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code.

In 2006, the Company reduced current taxes payable by $51,000, resulting from the deductibility of the difference between the exercise price of nonqualifying stock options granted by the Company and the market value of the stock on the dates of exercise. The tax benefit was recorded as a credit to paid-in capital.

Note G - Stockholders’ Equity

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2006 and 2005, Siebert had net capital of approximately $27,723,000 and $25,590,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

The 1998 Restricted Stock Award Plan (the “Award Plan”), provides for awards of not more than 60,000 shares of the Company’s common stock, subject to adjustments for stock splits, stock dividends and other changes in the Company’s capitalization, to key employees, to be issued either immediately after the award or at a future date. As provided in the Award Plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by the Company for the benefit of the recipients and are paid upon lapse of the restrictions. No awards were granted in 2006, 2005 and 2004. As of December 31, 2006, 18,600 common shares are available for future awards under the award plan.

On May 15, 2000, the Board of Directors of the Company authorized a buy back of up to one million shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. Through December 31, 2006, 999,500 shares were purchased at an average price of $4.51.

On August 9, 2006, the Board of Directors declared a dividend of eight cents per share on common stock of the Company, which was paid on August 30, 2006 to shareholders of record at the close of business on August 21, 2006. The Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders which amounted to approximately $180,000.

Note H - Options

The Company’s 1997 Stock Option Plan, as amended, (the “Plan”) authorizes the grant of options to purchase up to an aggregate of 4,200,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code, as amended, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall generally be not less than the fair market value on the date of grant. No option may be granted under the Plan after December 2007. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. At December 31, 2006, options for 2,027,915 shares of common stock are available for grant under the Plan.

Note H – Options (Continued)

A summary of the Company’s stock option transaction for the three years ended December 31, 2006 is presented below:

		2006		2005		2004

		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the year		1,768,610	$4.16	1,889,350	$4.11	1,803,930	$4.08
Granted		25,000	$2.75	200,000	$2.81	90,000	$4.60
Forfeited		(27,000)	$4.03	(265,255)	$3.13	(4,580)	$3.85
Exercised		(162,644)	$2.76	(55,485)	$0.00	0	$0.00

Outstanding - end of year	(a)	1,603,966	$4.16	1,768,610	$4.16	1,889,350	$4.11

Fully vested and expected to vest at year end	(a)	1,603,966	$4.16

Exercisable at end of year	(b)	1,520,466	$4.32	1,613,410	$4.14	1,556,950	$4.06

Weighted average fair value of options granted			$1.85		$1.42		$3.01

(a)           Weighted average remaining contractual terms of 4.6 years and aggregate intrinsic value of $353,000.

(b)           Weighted average remaining contractual terms of 4.5 years and aggregate intrinsic value of $302,000.

As of December 31, 2006, there was $167,000 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted-average period of 5 years.

The fair value of each option award is estimated on the date of grant using the Black-Sholes option pricing model using the following weighted-average assumptions for the three years ended December 31, 2006:

	2006	2005	2004

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.40%	53.00%	52.00%
Risk-free interest rate	4.82%	4.30%	3.71%
Expected life (in years)	7.5	5.00	7.78

During 2006, the Company took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for the 2006 grants. The weighted average expected life for the 2006 grants of 7.5 years reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility for the 2006 option grants is based on historical volatility over the expected term.

Note I - Financial Instruments With Off-Balance Sheet Risk And Concentrations Of Credit Risk

In the normal course of business, Siebert enters into transactions in various financial instruments with off-balance sheet risk. This risk includes both market and credit risk, which may be in excess of the amounts recognized in the statement of financial condition.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. In the event that customers are unable to fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customers’ obligations. Securities transactions entered into as of December 31, 2006 settled with no adverse effect on Siebert’s financial condition. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements.

NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should have been returned and that Pershing may be liable for damages. Pershing has expressed its belief that it is entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert in 2004 decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. Siebert and Pershing in 2005 entered into a Limited Release Agreement under which Siebert received a release from the $3 million disputed claims for unreimbursed fees and costs, and Pershing was released from any liability to Siebert based upon the disputed fees and costs, and Siebert paid a consideration to Pershing that had been previously accrued by Siebert. Siebert believes the Pershing claims are without merit and that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

The Company rents discount retail brokerage and other office space under long-term operating leases expiring in various periods through 2011. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

Year Ending December 31,	Amount

2007	950,000
2008	900,000
2009	650,000
2010	470,000
2011	470,000

$3,440,000

Rent expense, including escalations for operating costs, amounted to approximately $1,071,000, $985,000 and $984,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

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

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2006, 2005 and 2004.

Siebert is party to a Secured Demand Note Collateral Agreement with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. Amounts that Siebert is obligated to lend under this arrangement are reported as “cash equivalents - restricted”, currently in the amount of $1,300,000. As of December 31, 2006, no amount had been loaned to SBS.

NOTE K – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated statements of financial condition for cash, cash equivalents, receivable from broker, accounts payable and accrued liabilities approximate fair value due to the short term maturities of those instruments.

NOTE L - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006				2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$7,830,000	$8,856,000	$7,732,000	$8,201,000	$7,226,000	$7,996,000	$8,102,000	$7,848,000
Net income	$552,000	$1,341,000	$897,000	$635,000	$181,000	$594,000	$542,000	$546,000
Earnings per share:
Basic	$0.02	$0.06	$0.04	$0.03	$0.01	$0.03	$0.02	$0.02
Diluted	$0.02	$0.06	$0.04	$0.03	$0.01	$0.03	$0.02	$0.02

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2006 and 2005, and the related statements of operations, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

New York, New York
February 26, 2007

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Financial Condition

	December 31,

	2006	2005

ASSETS
Cash and cash equivalents	$9,916,728	$10,512,082
Securities owned, at market value		580,145
Accounts receivable	1,311,516	1,020,294
Receivable from affiliate	10,909	21,997
Receivable from broker	6,153,128	168,047
Secured demand note	1,200,000	1,200,000
Furniture and equipment and leasehold improvements, net	194,745	248,595
Other assets	462,636	414,736

	$19,249,662	$14,165,896

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to affiliate	$55,556	$101,902
Accounts payable and accrued expenses	7,300,510	5,245,204

	7,356,066	5,347,106

Commitments and contingency

Subordinated debt	1,200,000	1,200,000

Members’ capital	10,693,596	7,618,790

	$19,249,662	$14,165,896

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Operations

	Year Ended December 31,

	2006	2005	2004

Revenues:
Investment banking	$22,175,826	$18,085,786	$15,779,505
Trading profits	3,315,250	2,597,064	1,358,959
Interest and other	743,533	403,260	83,870

	26,234,609	21,086,110	17,222,334

Expenses:
Employee compensation and benefits	15,563,860	12,890,686	9,963,888
Clearing fees	365,216	370,003	122,448
Communications	593,246	539,191	356,939
Occupancy	655,677	640,666	477,668
Professional fees	290,797	633,137	744,635
Interest	96,000	96,000	110,000
General and administrative	2,781,986	2,539,257	1,952,983

	20,346,782	17,708,940	13,728,561

Net income	$5,887,827	$3,377,170	$3,493,773

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Members’ Capital

Balance - January 1, 2004	$6,462,836
Distributions to members	(2,512,219)
Net income	3,493,773

Balance - December 31, 2004	7,444,390
Distributions to members	(3,202,770)
Net income	3,377,170

Balance - December 31, 2005	7,618,790
Distributions to members	(2,813,021)
Net income	5,887,827

Balance - December 31, 2006	$10,693,596

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Cash Flows

	Year Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net income	$5,887,827	$3,377,170	$3,493,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,491	68,824	46,498
Changes in:
Securities owned, at market value	580,145	(570,134)	5,276
Accounts receivable	(291,222)	487,692	(1,119,783)
Receivable from broker	(5,985,081)	(160,569)	(434)
Other assets	(47,900)	(71,305)	(67,708)
(Receivable from) payable to affiliate	(35,258)	(45,983)	86,152
Accounts payable and accrued expenses	2,055,305	1,689,829	1,085,165

Net cash provided by operating activities	2,241,307	4,775,524	3,528,939

Cash flows used in investing activities:
Purchase of property and equipment	(23,640)	(113,722)	(121,346)

Cash flows used in financing activities:
Distributions to members	(2,813,021)	(3,202,770)	(2,512,219)

Net increase in cash and cash equivalents	(595,354)	1,459,032	895,374
Cash and cash equivalents - beginning of year	10,512,082	9,053,050	8,157,676

Cash and cash equivalents - end of year	$9,916,728	$10,512,082	$9,053,050

Supplemental disclosures of cash flow information:
Taxes paid	$152,000	$120,000	$120,000
Interest paid	$96,000	$96,000	$110,000

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Organization and basis of presentation:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS” or the “Company”) was formed on March 10, 1997 to engage in the business of tax-exempt underwriting and related trading activities. The Company qualifies as a Minority and Women’s Owned Business Enterprise in certain municipalities.

[2]	Securities transactions:

Securities transactions, commissions, revenues and expenses are recorded on a trade date basis. Securities owned are valued at market value.

Dividends are recorded on the ex-dividend date, and interest income and expense are recognized on an accrual basis.

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

Furniture and equipment are stated at cost and depreciation is calculated using the straight-line method over the lives of the assets, generally five years. Leasehold improvements are amortized over the period of the lease.

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]	New accounting pronouncement:

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value and established a framework for measuring fair value. It also expands the disclosures about the use of fair value to measure assets and liabilities. SFAS 157 is effective the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact, if any, of the adoption of SFAS 157 on the Company's financial statements.

NOTE B - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, 2006 and 2005 consists of a Secured Demand Note Collateral Agreement payable to Siebert, in the amount of $1,200,000, bearing interest at 8% and due August 31, 2008. Interest expense paid to Siebert for each of the years ended 2006, 2005 and 2004 amounts to $96,000, $96,000 and $110,000, respectively.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission’s (the “SEC”) Uniform Net Capital Rule. To the extent that such borrowing is required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,300,000 at December 31, 2006 and 2005. Interest earned on the collateral amounted to approximately $67,000, $52,000 and $22,000 in 2006, 2005 and 2004, respectively.

NOTE C - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture and equipment consist of the following:

	2006	2005

Equipment	$437,684	$435,068
Furniture and fixtures	170,492	149,468

	608,176	584,536
Less accumulated depreciation and amortization	(413,431)	(335,941)

	$194,745	$248,595

NOTE D - NET CAPITAL

The Company is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2006 and 2005, the Company had net capital of $10,965,000 and $7,841,000, respectively, which was $10,474,000 and $7,485,000, respectively, in excess of its required net capital and its ratio of aggregate indebtedness to net capital was .67 to 1 and .68 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

NOTE E - COMMITMENTS AND CONTINGENCY

The Company rents office space under long-term operating leases expiring through 2013. These leases call for base rent plus escalations for taxes and operating expenses. Future minimum base rent under these operating leases are as follows:

Year	Amount

2007	$495,000
2008	407,000
2009	365,000
2010	201,000
2011	132,000
Thereafter	297,000

$1,897,000

Rent expense including taxes and operating expenses for 2006, 2005 and 2004 amounted to $655,677, $640,666 and $477,668, respectively.

NOTE F - OTHER

During each of 2006, 2005 and 2004, the Company was charged $240,000 by Siebert for general and administrative services.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair and President

Date:	April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Muriel F. Siebert	Chair, President and Director	April 2, 2007

Muriel F. Siebert	(principal executive officer)

/s/ Jeanne Rosendale	Executive Vice President,	April 2, 2007

Jeanne Rosendale	and General Counsel

/s/ Joseph M. Ramos, Jr.	Chief Financial Officer	April 2, 2007

Joseph M. Ramos, Jr.	and Assistant Secretary (principal financial and
accounting officer)

/s/ Patricia L. Francy	Director	April 2, 2007

Patricia L. Francy

/s/ Leonard M. Leiman	Director	April 2, 2007

Leonard M. Leiman

/s/ Jane H. Macon	Director	April 2, 2007

Jane H. Macon

/s/ Robert P. Mazzarella	Director	April 2, 2007

Robert P. Mazzarella

/s/ Nancy S. Peterson	Director	April 2, 2007

Nancy S. Peterson

EXHIBIT INDEX

Exhibit No.	Description Of Document

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