Form 10-Q
period 2007-03-31
SIEBERT FINANCIAL CORP
filed 2007-05-15
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________________ to __________________

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

Yes ☐          No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2007, there were 22,208,832 shares of Common Stock, par value $.01 per share, outstanding.

          Unless the context otherwise requires, the “Company” shall mean Siebert Financial Corp. and its wholly owned subsidiaries and “Siebert” shall mean Muriel Siebert & Co., Inc., a wholly owned subsidiary of the Company.

          Certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this document, as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not statements of historical or current fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause our actual results to be materially different from our historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions; fluctuations in volume and prices of securities; demand for brokerage and investment banking services; competition within and without the discount brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering lower rates on commissions than we do; prevalence of a flat fee environment; decline in participation in equity or municipal finance underwritings; limited trading opportunities; the method of placing trades by our customers; computer and telephone system failures; our level of spending on advertising and promotions; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in us involves various risks, including those mentioned above and those which are detailed from time to time in our Securities and Exchange Commission filings.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2007	December 31, 2006
	(unaudited)

ASSETS
Cash and cash equivalents	$32,368,000	$32,606,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing broker	2,487,000	2,468,000
Furniture, equipment and leasehold improvements, net	884,000	510,000
Investment in and advances to equity investees	7,080,000	6,765,000
Prepaid expenses and other assets	1,367,000	1,211,000
Intangibles, net	1,104,000	1,182,000
Deferred taxes	847,000	827,000

	$47,437,000	$46,869,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	6,009,000	6,460,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,206,046 shares issued and 22,206,546 shares outstanding at March 31, 2007 and 23,202,046 shares issued and 22,202,546 shares outstanding at December 31, 2006	232,000	232,000
Additional paid-in capital	18,753,000	18,719,000
Retained earnings	26,947,000	25,962,000
Less: 999,500 shares of treasury stock, at cost at March 31, 2007 and December 31, 2006	(4,504,000)	(4,504,000)

	41,428,000	40,409,000

	$47,437,000	$46,869,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,

	2007	2006

Revenues:
Commissions and fees	$6,561,000	$6,602,000
Investment banking	963,000	277,000
Trading profits	98,000	170,000
Income from equity investees	934,000	405,000
Interest and dividends	450,000	376,000

	9,006,000	7,830,000

Expenses:
Employee compensation and benefits	3,074,000	2,656,000
Clearing fees, including floor brokerage	1,409,000	1,491,000
Professional fees	1,033,000	875,000
Advertising and promotion	348,000	435,000
Communications	385,000	451,000
Occupancy	313,000	268,000
Other general and administrative	745,000	703,000

	7,307,000	6,879,000

Income before provision for income taxes	1,699,000	951,000

Provision for income taxes	714,000	399,000

Net income	$985,000	$552,000

Net income per share of common stock -
Basic and Diluted	$.04	$.02
Weighted average shares outstanding -
Basic	22,203,346	22,122,968
Weighted average shares outstanding -
Diluted	22,313,728	22,139,428

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2007	2006

Cash flows from operating activities:
Net income	$985,000	$552,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,000	193,000
Income from equity investees	(934,000)	(405,000)
Distribution from equity investees	1,153,000	503,000
Deferred taxes	(20,000)	(10,000)
Employee stock based compensation	23,000	74,000
Changes in:
Receivable from clearing broker	(19,000)	265,000
Prepaid expenses and other assets	(156,000)	(146,000)
Accounts payable and accrued liabilities	(451,000)	(895,000)

Net cash provided by operating activities	744,000	131,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(459,000)	(64,000)
(Payment) Collection of advances made to equity investees	(534,000)	42,000

Net cash used in investing activities	(993,000)	(22,000)

Cash flows from financing activities:
Proceeds from exercise of options	11,000

Net cash provided by financing activities	11,000

Net (decrease) increase in cash and cash equivalents	(238,000)	109,000

Cash and cash equivalents - beginning of period	32,606,000	30,980,000

Cash and cash equivalents - end of period	$32,368,000	$31,089,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$556,000	$618,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

1.	Organization and Basis of Presentation:

The consolidated financial statements include the accounts of Siebert Financial Corp. (the “Company”) and its wholly owned subsidiaries Muriel Siebert & Co., Inc. (“Siebert”) and Siebert Women’s Financial Network, Inc. (“WFN”). All material intercompany balances and transactions have been eliminated. Investment in two entities in which the Company has ownership interests of 49% and 33.33%, respectively, are accounted for by the equity method. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly the Company’s financial position and results of operations, consisting of normal recurring adjustments, have been included.

The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for a full year.

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

The following table summarizes information related to options outstanding at March 31, 2007 and 2006:

		2007		2006

		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the period		1,603,966	$4.28	1,768,610	$4.16
Granted		—	—	—	—
Forfeited		(1,000)	$2.72	(14,000)	$3.48
Exercised		(4,000)	$2.72	—	—

Outstanding - end of period	(a)	1,598,966	$4.28	1,754,610	$4.16

Fully vested and expected to vest at end of period	(b)	1,516,466	$4.32	1,662,610	$4.18

Exercisable at end of period	(b)	1,516,466	$4.32	1,613,410	$4.14

(a)	Weighted average remaining contractual terms of 4.4 years and aggregate intrinsic value of $313,000.

(b)	Weighted average remaining contractual terms of 4.2 years and aggregate intrinsic value of $268,000.

March 31, 2007	Options Outstanding			Options Exercisable

Range Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00- 2.31	15,000	5.5 Years	$2.12	12,000	$2.12
$2.32- 2.69	4,800	0.9 Years	$2.69	4,800	$2.69
$2.69- 2.81	290,700	4.6 Years	$2.78	251,200	$2.79
$2.81- 5.33	1,280,966	4.3 Years	$4.58	1,240,966	$4.58
$5.34-32.50	7,500	2.6 Years	$17.81	7,500	$17.81

$0.00-32.50	1,598,966	4.4 Years	$4.28	1,516,466	$4.32

As of March 31, 2007, there was $142,000 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted-average period of 5 years.

3.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits. As of March 31, 2007, Siebert had net capital of approximately $27,588,000 as compared with net capital requirements of $250,000.

4.	Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. Shares will be purchased from time to time in the open market and in private transactions. Through March 31, 2007, 999,500 shares have been purchased at an average price of $4.51 per share.

5.	Intuit Lawsuit:

Siebert filed a lawsuit against Intuit Inc. (“Intuit”) in New York State Supreme Court on September 17, 2003 seeking not less than $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. The Court denied Intuit’s motion to dismiss Siebert’s causes of action for breach of fiduciary duty, breach of contractual obligations to pay shared expenses, promissory estoppel, and breach of the implied covenant of good faith and fair dealing. The Court granted Intuit’s motion to dismiss Siebert’s causes of action for breach of the express covenant of good faith and fair dealing, misrepresentation and/or fraud, and its request for punitive damages. Intuit has counterclaimed against Siebert, seeking not less than $6.6 million. Siebert and Intuit have appealed from certain portions of the Court’s decision and Siebert has also moved for reargument of that decision regarding punitive damages. In November 2005, Intuit’s counsel was disqualified by the Court from representing Intuit in this action. The Court’s Appellate Division reversed the order of disqualification, but, thereafter, granted Siebert’s motion for leave to appeal to the Court of Appeals, New York’s highest court, which ordered all proceedings stayed pending Siebert’s appeal. By decision dated May 8, 2007, the Court of Appeals affirmed the Appellate Division’s reversal of the order of disqualification. The Court of Appeals’ decision serves to terminate the stay of the proceedings, so that argument of Siebert’s motion addressed to punitive damages may now be scheduled, and discovery, which was underway, may resume. The outcome of this matter cannot now be predicted.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) as of and for the three months ended March 31, 2007 and 2006 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2007	2006

Total assets including secured demand note of $1,200,000 in each period due from Siebert	$30,527,000	$25,058,000
Total liabilities including subordinated liabilities of $1,200,000 in each period due to Siebert	18,951,000	17,587,000
Total members’ capital	11,576,000	7,472,000
Total revenues	7,657,000	5,393,000
Net income	1,902,000	878,000

Siebert charged SBS $60,000 during each period for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounted to $5,280,000 and $3,269,000 at March 31, 2007 and 2006, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory net capital requirements.

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

The Company’s share of undistributed earnings of SBSFPC amounts to $837,000 and $160,000 at March 31, 2007 and 2006, respectively.

Summarized financial data of SBSFPC as of and for the three months March 31, 2007 and 2006 is set forth below. Siebert holds a 33.33% ownership interest in SBSFPC.

	2007	2006

Total assets	$42,341,000	$6,500,000
Total liabilities	38,629,000	4,820,000
Total members’ capital	3,712,000	1,681,000
Total revenues	184,000	29,000
Net income (loss)	7,000	(77,000)

8.	Contingent Liabilities:

Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should have been returned and that Pershing may be liable for damages. Pershing expressed its belief that it was entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert received a release for the $3 million related to disputed claims for unreimbursed fees and costs via a Limited Release in 2005. In 2004, Siebert decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. Siebert believes the Pershing claims are without merit and that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

9.	New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2007. The Company is not subject to any tax examination for any federal or major state tax jurisdiction for the years prior to 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006, and our unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The market activity has improved in the first quarter of 2007 due to positive earnings news and despite signs of a slow down in home sales and surging oil prices. Competition in the brokerage industry remains intense.

          Like other securities firms, we are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect our relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communications costs and occupancy expenses remain relatively fixed. Earnings or loss, for any period should not be considered representative of any other period.

Recent Developments

          On May 15, 2000, our board of directors authorized the repurchase of up to 1,000,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. Through March 31, 2007, 999,500 shares have been purchased at an average price of $4.51 per share. We intend to continue acquiring shares pursuant to its stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

Critical Accounting Policies

          We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management makes significant “estimates” that effect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contigent assets and liabilities included in the financial statements. The estimates relate primarily to revenue and expense items in the normal course of business as to which we receive no confirmations, invoices, or other documentation at the time the books are closed for a period. We use our best judgment, based on our knowledge of these revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently receive the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of intangible assets, and the fair market value of intangible assets. Our management believes that its estimates are reasonable.

Results of Operations

          We believe that our business is performing relatively well, given the current business environment for discount, online and institutional brokers. We had net income of $985,000 for the three months ended March 31, 2007.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

          Total revenues for the three months ended March 31, 2007 were $9.0 million, an increase of $1.2 million or 15.0% from the same period in 2006.

          Commission and fee income for the three months ended March 31, 2007 was $6.6 million, a decrease of $41,000 or 1.0% from the same period in 2006 due to a decrease in retail customer’s trading volumes offset by an increase in commissions generated by the commission recapture and institutional trading operations for the same period in 2006.

          Investment banking revenues for the three months ended March 31, 2007 were $963,000, an increase of $686,000 or 247.7% from the same period in 2006 due to a significant increase in activity in the new issue equity and debt markets.

          Income from Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended March 31, 2007 was $932,000 compared to income of $430,000, an increase of $502,000 or 116.7% from the same period in 2006. This increase was due to SBS participating in more managed and co-managed transactions. SBS serves as an underwriter for municipal bond offerings. Income from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for the three months ended March 31, 2007, was $2,000 as compared to a loss of $25,000 from the same period in 2006. This increase is due to the mark to market of the positions. SBSFPC engages in derivatives transactions related to the municipal underwriting business.

          Trading profits were $98,000 for the three months ended March 31, 2007, a decrease of $72,000 or 42.4% from the same period in 2006 due to an overall decrease in trading volume.

          Interest and dividends for the three months ended March 31, 2007 were $450,000, an increase of $74,000 or 19.7% from the same period in 2006 primarily due to higher interest rates and higher cash balances.

          Total expenses for the three months ended March 31, 2007 were $7.3 million, an increase of $428,000 or 6.2% from the same period in 2006.

          Employee compensation and benefit costs for the three months ended March 31, 2007 was $3.1 million, an increase of $418,000 or 15.7% for the same period in 2006. This increase was due to an increase in commissions paid based on production and bonus accruals offset by a decrease in employee health benefits and the cost expensing of employee stock options.

          Clearing and floor brokerage costs for the three months ended March 31, 2007 were $1.4 million, a decrease of $82,000 or 5.5% from the same period in 2006 due to decreased volume of trade executions for retail customers offset by an increase in listed floor executions for institutional customers.

          Professional fees were $1.0 million for the three months ended March 31, 2007, an increase of $158,000, or 18.1% for the same period in 2006 primarily relating to an increase in legal fees relating to the Intuit case and other compliance issues and consulting fees relating to Sarbanes-Oxley.

          Advertising and promotion expenses for the three months ended March 31, 2007 were $348,000, a decrease of $87,000 or 20.0% from the same period in 2006 primarily due to the production and airing of television commercials in the Florida region in the first quarter 2006.

          Communications expense for the three months ended March 31, 2007, was $385,000, a decrease of $66,000 or 14.6% from the same period in 2006 from actively pursuing alternative vendors and utilizing new technologies.

          Occupancy costs for the three months ended March 31, 2007 were $313,000, an increase of $45,000 or 16.8% from the same period in 2006 due to an increase in rents in the Florida branches and California office.

          Other general and administrative expenses were $745,000, an increase of $42,000 or 6.0% from the same period in 2006 primarily due to an increase in placement fees, employee training, travel and entertainment and printing costs offset by decreases in depreciation and amortization expenses and registration fees.

          For the three months ended March 31, 2007 and March 31, 2006, we recorded a provision for taxes of $714,000 and $399,000, respectively, due to our income before tax of $1,699,000 and $951,000, respectively.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at March 31, 2007 were $47 million. As of that date, $35 million, or 74%, of our total assets were regarded by the Company as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2007, Siebert’s regulatory net capital was $27.6 million, $27.3 million in excess of its minimum capital requirement of $250,000.

          We also intend to acquire additional shares of its common stock pursuant to its share buy back program.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to lend to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 8% per annum. The facility expires on August 31, 2008, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Working capital is generally temporarily invested in dollar denominated money market funds and overnight certificates of deposits. These investments are not subject to material changes in value due to interest rate movements. We also invest in certain short-term municipal bonds, the values of which may fluctuate during the period they are held by us.

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

Item 4T. Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of Securities Exchange of 1934, as amended. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On May 15, 2000, our Board of Directors authorized a buy back of up to one million shares of the Company’s common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. A summary of our repurchase activity for the three months ended March 31, 2007 is as follow:

Period	Total Number Of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

January 2007	0		999,500	500

February 2007	0		999,500	500

March 2007	0		999,500	500

Total	0		999,500	500

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

Dated: May 15, 2007

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr. Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: May 15, 2007