Form 10-Q
period 2007-06-30
SIEBERT FINANCIAL CORP
filed 2007-08-14
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________________ to _____________________

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

Yes ☐          No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 23, 2007, there were 22,206,546 shares of Common Stock, par value $.01 per share, outstanding.

          Unless the context otherwise requires, the “Company” shall mean Siebert Financial Corp. and its wholly owned subsidiaries and “Siebert” shall mean Muriel Siebert & Co., Inc., a wholly owned subsidiary of the Company.

          Certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this document, as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not statements of historical or current fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause our actual results to be materially different from our historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions; fluctuations in volume and prices of securities; demand for brokerage and investment banking services; competition within and without the discount brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering lower rates on commissions than we do prevalence of a flat fee environment; decline in participation in equity or municipal finance underwritings; limited trading opportunities; the method of placing trades by our customers; computer and telephone system failures; our level of spending on advertising and promotions; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in us involves various risks, including those mentioned above and those which are detailed from time to time in our Securities and Exchange Commission filings.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2007 (Unaudited)	December 31, 2006

ASSETS
Cash and cash equivalents	$33,018,000	$32,606,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	2,466,000	2,468,000
Securities owned, at market value	380,000
Furniture, equipment and leasehold improvements, net	1,016,000	510,000
Investment in and advances to equity investees	6,037,000	6,765,000
Prepaid expenses and other assets	1,879,000	1,211,000
Intangibles, net	1,026,000	1,182,000
Deferred taxes	866,000	827,000

	$47,988,000	$46,869,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	6,380,000	6,460,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,206,046 shares issued and 22,206,546 shares outstanding at June 30, 2007 and 23,202,046 shares issued and 22,202, 546 shares outstanding at December 31, 2006, respectively	232,000	232,000
Additional paid-in capital	18,777,000	18,719,000
Retained earnings	27,103,000	25,962,000
Less: 999,500 shares of treasury stock, at cost at June 30, 2007 and December 31, 2006, respectively	(4,504,000)	(4,504,000)

	41,608,000	40,409,000

	$47,988,000	$46,869,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Revenues:
Commissions and fees	$6,607,000	$6,298,000	$13,168,000	$12,900,000
Investment banking	989,000	283,000	1,952,000	560,000
Trading profits	107,000	183,000	205,000	353,000
Income from equity investees	422,000	1,679,000	1,356,000	2,084,000
Interest and dividends	436,000	413,000	886,000	789,000

	8,561,000	8,856,000	17,567,000	16,686,000

Expenses:
Employee compensation and benefits	2,881,000	2,592,000	5,955,000	5,248,000
Clearing fees, including floor brokerage	1,558,000	1,339,000	2,967,000	2,830,000
Professional fees	1,275,000	887,000	2,308,000	1,771,000
Advertising and promotion	170,000	239,000	518,000	674,000
Communications	400,000	412,000	785,000	863,000
Occupancy	329,000	298,000	642,000	566,000
Other general and administrative	714,000	776,000	1,459,000	1,470,000

	7,327,000	6,543,000	14,634,000	13,422,000

Income before income taxes	1,234,000	2,313,000	2,933,000	3,264,000

Provision for income taxes	518,000	972,000	1,232,000	1,371,000

Net Income	$716,000	$1,341,000	$1,701,000	$1,893,000

Net income per share of common stock -
Basic and Diluted	$.03	$.06	$.08	$.09
Weighted average shares outstanding -
Basic	22,206,546	22,122,421	22,204,955	22,122,696
Diluted	22,308,769	22,144,707	22,311,526	22,142,808

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2007	2006

Cash flows from operating activities:
Net income	$1,701,000	$1,893,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338,000	387,000
Income from equity investees	(1,356,000)	(2,084,000)
Deferred taxes	(39,000)	12,000
Distribution from equity investees	2,144,000	1,408,000
Employee stock based compensation	47,000	103,000
Changes in:
Receivable from clearing brokers	2,000	783,000
Prepaid expenses and other assets	(668,000)	(62,000)
Securities owned, at market value	(380,000)
Accounts payable and accrued liabilities	(80,000)	(292,000)

Net cash provided by operating activities	1,709,000	2,148,000

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(688,000)	(93,000)
Payment of net advances made to equity investees	(60,000)	(51,000)

Net cash used in investing activities	(748,000)	(144,000)

Cash flows from financing activities:
Dividend on common stock	(560,000)
Proceeds from exercise of options	11,000
Repurchase of common stock		(6,000)

Net cash used in financing activities	(549,000)	(6,000)

Net increase in cash and cash equivalents	412,000	1,998,000

Cash and cash equivalents - beginning of period	32,606,000	30,980,000

Cash and cash equivalents - end of period	$33,018,000	$32,978,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$2,046,000	$1,408,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)

1.	Organization and Basis of Presentation:

The consolidated financial statements include the accounts of Siebert Financial Corp. (the “Company”) and its wholly owned subsidiaries Muriel Siebert & Co., Inc. (“Siebert”) and Siebert Women’s Financial Network, Inc. (“WFN”). All material intercompany balances and transactions have been eliminated. Investment in two entities in which the Company has ownership interest of 49% and 33.33% are accounted for by the equity method. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly the Company's financial position and results of operations, consisting of normal recurring adjustments, have been included.

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

The following table summarizes information related to options outstanding at June 30, 2007 and 2006:

	2007			2006

		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the period		1,603,966	$4.28	1,768,610	$4.16
Forfeited		(126,966)	$4.36	(14,000)	$3.48
Exercised	(c)	(4,000)	$2.72	—	—

Outstanding - end of period	(a)	1,473,000	$4.28	1,754,610	$4.16

Fully vested and expected to vest at end of period	(b)	1,400,500	$4.32	1,671,610	$4.18

Exercisable at end of period	(b)	1,400,500	$4.32	1,671,610	$4.18

(a) Weighted average remaining contractual terms of 4.5 years and aggregate intrinsic value of $454,000.

(b) Weighted average remaining contractual terms of 4.3 years and aggregate intrinsic value of $388,000.

(c) Aggregate intrinsic value at date of exercise was $4,000.

June 30, 2007	Options Outstanding			Options Exercisable

Range Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00- 2.31	15,000	5.3Years	$2.12	12,000	$2.12
$2.31- 2.69	4,800	0.6Years	$2.69	4,800	$2.69
$2.69- 2.81	290,700	4.4Years	$2.78	251,200	$2.79
$2.81- 5.33	1,155,000	4.5Years	$4.58	1,125,000	$4.60
$5.34-32.50	7,500	2.4Years	$17.81	7,500	$17.81

$0.00-32.50	1,473,000	4.48 Years	$4.28	1,400,500	$4.32

As of June 30, 2007, there were $119,000 of unrecognized compensation costs related to unvested options which are expected to be recognized over a weighted-average period of 4 years.

3.	Net Capital

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of June 30, 2007, Siebert had net capital of approximately $28,442,000 as compared with net capital requirements of $250,000.

4.	Capital Transactions:

On May 15, 2000, the board of directors of the Company authorized a stock buy back program of up to one million common shares. As of June 30, 2007, the Company had essentially completed the repurchase.

5.	Intuit Lawsuit:

Siebert filed a lawsuit against Intuit Inc. (“Intuit”) in New York State Supreme Court on September 17, 2003. The complaint sought $11.1 million in compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service (the “JBS”) conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit. The Court denied Intuit’s motion to dismiss Siebert’s causes of action for breach of fiduciary duty, breach of contractual obligations to pay shared expenses, promissory estoppel, and breach of the implied covenant of good faith and fair dealing. The Court granted Intuit’s motion to dismiss Siebert’s causes of action for breach of the express covenant of good faith and fair dealing, misrepresentation and/or fraud, and its request for punitive damages. Intuit has counterclaimed against Siebert, seeking not less than $6.6 million. Siebert and Intuit have appealed from certain portions of the Court’s decision and Siebert has also moved for reargument of that decision regarding punitive damages. In November 2005, Intuit’s counsel was disqualified by the Court from representing Intuit in this action. The Court’s Appellate Division reversed the order of disqualification, but, thereafter, granted Siebert’s motion for leave to appeal to the Court of Appeals, New York’s highest court, which ordered all proceedings stayed pending Siebert’s appeal. By decision dated May 8, 2007, the Court of Appeals affirmed the Appellate Division’s reversal of the order of disqualification. The stay of proceedings was lifted following the decision by the Court of Appeals. The parties have resumed discovery. The outcome of this matter cannot be predicted.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) as of and for the six months ended June 30, 2007 and 2006 is set forth below. Siebert holds a 49% ownership interest in SBS.

	2007	2006

Total assets including secured demand note of $1,200,000 in each period due from Siebert	$26,706,000	$17,470,000
Total liabilities including subordinated liabilities of $1,200,000 in each period due to Siebert	16,202,000	10,358,000
Total members’ capital	10,504,000	7,112,000
Total revenues	14,087,000	11,770,000
Net income	2,863,000	2,279,000

Siebert charged SBS $120,000 for general and administrative services for the six month period ended June 30, 2007 and 2006, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of SBS’s undistributed earnings amounted to $4,755,000 and $3,093,000 at June 30, 2007 and 2006, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory and net capital requirements.

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

The Company’s share of SBSFPC’s undistributed earnings amounted to $361,000 and $1,113,000 at June 30, 2007 and 2006, respectively.

Summarized financial data of SBSFPC as of and for the six months June 30, 2007 and 2006 is set forth below.

	2007	2006

Total assets	$5,438,000	$7,514,000
Total liabilities	3,155,000	2,974,000
Total members’ capital	2,284,000	4,540,000
Total revenues	217,000	4,771,000
Net (loss) income	(140,000)	2,905,000

8.	Commitments and Contingent Liabilities:

Siebert terminated the fully disclosed clearing agreement (the “Clearing Agreement”) with Pershing LLC (formerly the Pershing division of Donaldson, Lufkin & Jenrette Securities Corporation) (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that the $1,500,000 that it advanced to Pershing in January 2003 should have been returned and that Pershing may be liable for damages. Pershing expressed its belief that it was entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert received a release for the $3 million related to disputed claims for unreimbursed fees and costs. In 2004, Siebert decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. Siebert believes the Pershing claims are without merit and that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

9.	Dividend:

On June 4, 2007, the Board of Directors declared a dividend of twelve cents per share on common stock of the Company, which was paid on June 29, 2007 to shareholders of record at the close of business on June 20, 2007.

The Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders.

10.	New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributes for tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the six months ended June 30, 2007. The Company is not subject to any tax examination for any federal or major state tax jurisdiction for the years prior to 2003.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with the our audited consolidated financial statements as of and for the year ended December 31, 2006, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The uncertainty over the state of the economy weighed on the markets in the second quarter of 2007 due to the high price of oil and the increase of defaults relating to subprime mortgages continues to affect interest in buying stocks. Competition in the brokerage industry remains intense although many of Siebert’s competitors have been consolidated or have gone out of business.

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

Recent Developments

          On May 15, 2000, our board of directors authorized the repurchase of up to 1,000,000 shares of our common stock. As of June 30, 2007, we had essentially completed the repurchase.

Critical Accounting Policies

          We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management makes significant “estimates” that effect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contigent assets and liabilities included in the financial statements. The estimates relate primarily to revenue and expense items in the normal course of business as to which we receive no confirmations, invoices, or other documentation at the time the books are closed for a period. We use our best judgment, based on our knowledge of these revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently receive the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of intangible assets, and the fair market value of intangible assets and securities. Our management believes that its estimates are reasonable.

Results of Operations

          We believe that our business reflects the current difficult business environment for discount and online and institutional brokers. We had net income of $716,000 and $1,701,000 for the three months and six months ended June 30, 2007, respectively.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

          Total revenues for the three months ended June 30, 2007 were $8.6 million, a decrease of $295,000 or 3.3% from the same period in 2006.

          Commission and fee income for the three months ended June 30, 2007 was $6.6 million, an increase of $309,000 or 4.9% from the same period in 2006 due to an increase in institutional trading and the commission recapture operation offset by a reduction in commissions generated by retail customers trading volumes as well as a decrease in the average commission charged per trade.

          Investment banking revenues for the three months ended June 30, 2007 were $989,000, an increase of $706,000 or 249.47% due to our participation in more new issues in the equity and debt capital markets.

          Income from Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended June 30, 2007, was $471,000 compared to income of $686,000, a decrease of $215,000 or 31.4% from the same period in 2006. SBS serves as an underwriter for municipal bond offerings. This decrease was due primarily to an increase in salaries, commission expense and bonus accruals. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for the three months ended June 30, 2007, was $49,000 compared to income from our equity investment in SBSFPC of $993,000, a decrease of $1.0 million from the same period in 2006. This decrease was due to a decrease in the number and size of the transactions SBSFPC entered into in the second quarter of 2007.

          Trading profits were $107,000 for the three months ended June 30, 2007, a decrease of $76,000 or 41.5% over the same period in 2006 due to an overall decrease in trading volume.

          Interest and dividends for the three months ended June 30, 2007 were $436,000, an increase of $23,000 or 5.6% from the same period in 2006 primarily due to higher cash balances.

          Total expenses for the three months ended June 30, 2007 were $7.3 million, an increase of $784,000 or 12.0% from the same period in 2006.

          Employee compensation and benefit costs for the three months ended June 30, 2007 were $2.9 million, an increase of $289,000 or 11.1% from the same period in 2006. This increase was due to an increase in commissions paid based on production and bonus accrual offset by a decrease in employment of temporary employees.

          Clearing and floor brokerage costs for the three months ended June 30, 2007 were $1.6 million, an increase of $219,000 or 16.4% from the same period in 2006 primarily due to an increase in listed floor executions for institutional customers executed at the New York Stock Exchange and increased volume relating to the commission recapture operations offset by a decreased volume of trade executions for retail customers.

          Professional fees for the three months ended June 30, 2007, was $1.3 million, an increase of $388,000 or 43.7% from the same period in 2006 due to an increase in consulting fees relating to the commission recapture business and Sarbanes-Oxley and legal fees relating to the Intuit case and other compliance issues.

          Advertising and promotion expenses for the three months ended June 30, 2007 were $170,000, a decrease of $69,000 or 28.9% from the same period in 2006 primarily due to the production and airing of television commercials in the Florida region in the second quarter 2006.

          Communications expense for the three months ended June 30, 2007, was $400,000, a decrease of $12,000 or 2.9% from the same period in 2006 due primarily to actively pursuing alternative vendors and utilizing new technologies and solutions.

          Occupancy costs for the three months ended June 30, 2007 were $329,000, an increase of $31,000 or 10.4% from the same period in 2006 due to an increase in rents in the Florida branches and California office.

          Other general and administrative expenses for the three months ended June 30, 2007 were $714,000, a decrease of $62,000 or 8.0% from the same period in 2006 due to the decrease in depreciation and amortization expenses, placement fees, employee training, travel and entertainment, registration and exchange fees offset by increases in printing, subscriptions and transportation costs.

          The tax provision for the three months ended June 30, 2007 and 2006 was $518,000 and $972,000, respectively, due to our income before income tax of $1,234,000 and $2,313,000, respectively. Such provisions represented effective tax rates of 42% and 42%, respectively.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

          Total revenues for the six months ended June 30, 2007 were $17.6 million, an increase of $881,000 or 5.3% from the same period in 2006.

          Commission and fee income for the six months ended June 30, 2007 was $13.2 million, an increase of $268,000 or 2.1% from the same period in 2006 due to an increase in institutional trading and the commission recapture operation offset by commissions generated by a decrease in retail customers trading volumes as well as a decrease in the average commission charged per trade.

          Investment banking revenues for the six months ended June 30, 2007 were $2.0 million, an increase of $1.4 million or 248.6% from the same period in 2006 due to our participation in more new issues in the equity and debt capital markets.

          Income from the Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”) for the six months ended June 30, 2007, was $1.4 million, compared to income of $1.1 million, an increase of $286,000 or 25.6% from the same period in 2006. This increase was due to an increase in SBS participating in more and larger municipal bond offerings. SBS serves as an underwriter for municipal bond offerings. Loss from our equity investment in SBS Financial Products Company, LLC an entity in which we hold a 33% equity interest (“SBSFPC”) for the six months ended June 30, 2007, was $47,000 as compared to income from our equity investment in SBSFPC of $967,000 from the same period in 2006. This decrease was due to a decrease in the number and size of the transactions SBSFPC entered into in 2007.

          Trading profits were $205,000 for the six months ended June 30, 2007, a decrease of $148,000 or 41.9% over the same period in 2006 due to an overall decrease in trading and volume.

          Interest and dividends for the six months ended June 30, 2007 were $886,000, an increase of $97,000 or 12.3% from the same period in 2006 primarily due to higher interest rates and higher cash balances.

          Total expenses for the six months ended June 30, 2007 were $14.6 million, an increase of $1.2 million or 9.0% from the same period in 2006.

          Employee compensation and benefit costs for the six months ended June 30, 2007 were $6.0 million, an increase of $707,000 or 13.5% from the same period in 2006. This increase was due to an increase in commissions paid based on production and bonus accrual offset by a decrease in employment of temporary employees.

          Clearing and floor brokerage costs for the six months ended June 30, 2007 were $3.0 million, an increase of $137,000 or 4.8% from the same period in 2006 primarily due to an increase in listed floor executions for institutional customers executed at the New York Stock Exchange and increase volume relating to the commission recapture operations offset by a decreased volume of trade executions for retail customers.

          Professional fees for the six months ended June 30, 2007, was $2.3 million, an increase of $537,000 or 30.3% from the same period in 2006 due to an increase in consulting fees relating to the commission recapture business and Sarbanes-Oxley and legal fees relating to the Intuit case and other compliance issues.

          Advertising and promotion expenses for the six months ended June 30, 2007 were $518,000, a decrease of $156,000 or 23.1% from the same period in 2006 primarily due to the production and airing of television commercials in the Florida region in 2006

          Communications expense for the six months ended June 30, 2007, was $785,000, a decrease of $78,000 or 9.0% from the same period in 2006 due to primarily actively pursuing alternative vendors and utilizing new technologies and solutions.

          Occupancy costs for the six months ended June 30, 2007 were $642,000, an increase of $76,000 or 13.4% from the same period in 2006 due to an increase in rents in the Florida branches and California office.

          Other general and administrative expenses for the six months ended June 30, 2007 were $1.5 million decreasing slightly from 2006. This decrease was a result of decreases in depreciation and amortization, placement fees, supplies, registration and exchange fees offset by increases in printing, subscriptions, dues and transportation costs.

          The tax provisions for the six months ended June 30, 2007 and 2006 was $1.2 million and $1.4 million, respectively, based on our income before income tax of $2.9 million and $3.3 million, respectively. Such provisions represented effective tax rates of 41% and 42%, respectively.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at June 30, 2007 were $48 million. As of that date, $35.5 million, or 74%, of total assets were regarded by us as highly liquid.

          On June 4, 2007, our Board of Directors declared a dividend of twelve cents per share on common stock, which was paid on June 29, 2007 to shareholders of record at the close of business on June 20, 2007. Our Chief Executive Officer waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2007, Siebert’s regulatory net capital was $28.4 million, $28.2 million in excess of its minimum capital requirement of $250,000.

          On May 15, 2000, our board of directors authorized the repurchase of up to 1,000,000 shares of our common stock. As of June 30, 2007, we essentially completed the repurchase.

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

Item 4T. Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission filings.

          There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Part 1-Item 1 “Notes to Consolidated Financial Statements-Intuit Lawsuit Update” with respect to our lawsuit against Intuit Inc. which was filed in New York State Supreme Court, County of New York on September 17, 2003, alleging, among other things, Intuit’s breach of contractual obligations, breach of fiduciary duties and misrepresentation and/or fraud, all relating to the Joint Brokerage services conducted under the Strategic Alliance Agreement between Siebert and Intuit.

          We are involved in various routine lawsuits of a nature deem to be customary and incidental to our business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On May 15, 2000, our Board of Directors authorized a buy back of up to one million shares of our common stock. As of June 30, 2007, we had essentially completed the repurchase. A summary of our repurchase activity for the three months ended June 30, 2007 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

April 2007	0		999,500	500

May 2007	0		999,500	500

June 2007	0		999,500	500

Total	0		999,500	500

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting on June 4, 2007. At that meeting, the following matters were voted on and received the votes indicated:

(1) Election of Directors	For	Withheld

Muriel F. Siebert	21,802,912	166,514

Patricia L. Francy	21,876,853	92,573

Jane H. Macon	21,794,003	175,423

Leonard M. Leiman	21,888,703	80,723

Nancy S. Peterson	21,927,624	41,802

Robert P. Mazzarella	21,940,874	28,552

(2) 2007 Long-Term Incentive Plan	For	Against	Abstain

Total Shares Voted	19,567,864	101,098	4,874

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

Dated: August 14, 2007

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 14, 2007