Form 10-Q
period 2007-09-30
SIEBERT FINANCIAL CORP
filed 2007-11-14
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________ to _____________________

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

Yes ☐      No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2007, there were 22,206,546 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2007 (Unaudited)	December 31, 2006

ASSETS
Cash and cash equivalents	$33,993,000	$32,606,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	2,078,000	2,468,000
Securities owned, at market value	248,000
Furniture, equipment and leasehold improvements, net	869,000	510,000
Investments in and advances to equity investees	5,380,000	6,765,000
Prepaid expenses and other assets	2,154,000	1,211,000
Intangibles, net	949,000	1,182,000
Deferred taxes	805,000	827,000

	$47,776,000	$46,869,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	6,740,000	6,460,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,206,046 shares issued and 22,206,546 shares outstanding at September 30, 2007 and 23,202,046 shares issued and 22,202, 546 shares outstanding at December 31, 2006	232,000	232,000
Additional paid-in capital	18,800,000	18,719,000
Retained earnings	26,508,000	25,962,000
Less: 999,500 shares of treasury stock, at cost at September 30, 2007 and December 31, 2006	(4,504,000)	(4,504,000)

	41,036,000	40,409,000

	$47,776,000	$46,869,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Revenues:
Commissions and fees	$6,096,000	$5,326,000	$19,264,000	$18,226,000
Investment banking	713,000	231,000	2,665,000	791,000
Trading profits	190,000	259,000	395,000	612,000
Interest and dividends	451,000	444,000	1,337,000	1,233,000

	7,450,000	6,260,000	23,661,000	20,862,000

Expenses:
Employee compensation and benefits	2,582,000	2,577,000	8,537,000	7,825,000
Clearing fees, including floor brokerage	1,241,000	1,128,000	4,208,000	3,958,000
Professional fees	2,240,000	799,000	4,548,000	2,570,000
Advertising and promotion	120,000	206,000	638,000	880,000
Communications	753,000	466,000	1,538,000	1,329,000
Occupancy	317,000	296,000	959,000	862,000
Other general and administrative	690,000	713,000	2,149,000	2,183,000

	7,943,000	6,185,000	22,577,000	19,607,000

(Loss) income from equity investees	(395,000)	1,472,000	961,000	3,556,000

(Loss) income before income taxes	(888,000)	1,547,000	2,045,000	4,811,000

(Benefit) provision for income taxes	(293,000)	650,000	939,000	2,021,000

Net (loss) income	$(595,000)	$897,000	$1,106,000	$2,790,000

Net (loss) income per share of common stock -
Basic and Diluted	$(.03)	$.04	$.05	$.13
Weighted average shares outstanding -
Basic	22,206,546	22,116,680	22,205,491	22,120,669
Diluted	22,206,546	22,133,267	22,281,407	22,139,055

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2007	2006

Cash flows from operating activities:
Net income	$1,106,000	$2,790,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	498,000	582,000
Income from equity investees	(961,000)	(3,556,000)
Deferred taxes	22,000	88,000
Distribution from equity investees	2,419,000	1,418,000
Employee stock based compensation	70,000	118,000
Changes in:
Receivable from clearing brokers	390,000	1,103,000
Prepaid expenses and other assets	(943,000)	50,000
Securities owned, at market value	(248,000)
Accounts payable and accrued liabilities	280,000	(820,000)

Net cash provided by operating activities	2,633,000	1,773,000

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(624,000)	(110,000)
Payment of net advances made to equity investees	(73,000)	(114,000)

Net cash used in investing activities	(697,000)	(224,000)

Cash flows from financing activities:
Dividend on common stock	(560,000)	(359,000)
Proceeds from exercise of options	11,000
Repurchase of common stock		(46,000)

Net cash used in financing activities	(549,000)	(405,000)

Net increase in cash and cash equivalents	1,387,000	1,144,000

Cash and cash equivalents - beginning of period	32,606,000	30,980,000

Cash and cash equivalents - end of period	$33,993,000	$32,124,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$2,058,000	$2,312,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
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

2.	Earnings (Loss) Per Share:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding shares during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for the three months ended September 30, 2006 amounted to 16,587 additional shares, added to the basic weighted average outstanding shares of 22,116,680, and for the nine months ended September 30, 2007 and 2006 amounted to 75,916 and 18,386 additional shares, respectively, added to the basic weighted average outstanding shares of 22,205,491 and 22,120,669 respectively. The Company recognized a net loss for the three months ended September 30, 2007. Accordingly, basic and diluted earnings per common share are the same as the effect of dilutive securities would be anti-dilutive to loss per share. Potentially diluted securities consisting of outstanding options not included in the computation of diluted income per share as the effect would have been anti-dilutive for the three months ended September 30, 2007 and 2006 amounted to 1,473,000 and 1,629,800, respectively and for the nine months ended September 30, 2007 and 2006 amounted to 1,162,500 and 1,629,800, respectively.

3.	Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R the Company accounted for stock based compensation using the intrinsic value method. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards, which would normally be the vesting period.

The following tables summarize information related to options outstanding at September 30, 2007 and 2006 and for the nine months periods then ended:

		2007		2006

		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the period		1,603,966	$4.28	1,767,610	$4.16
Granted		—	—	25,000	$2.75
Forfeited		(126,966)	$4.36	(27,000)	$4.03
Exercised	(c)	(4,000)	$2.72	—	—

Outstanding - end of period	(a)	1,473,000	$4.28	1,765,610	$4.14

Fully vested and expected to vest at end of period	(b)	1,410,500	$4.31	1,765,610	$4.14

Exercisable at end of period	(b)	1,410,500	$4.31	1,663,610	$4.19

(a) Weighted average remaining contractual terms of 4.2 years and aggregate intrinsic value of $264,000.

(b) Weighted average remaining contractual terms of 4.1 years and aggregate intrinsic value of $230,000.

(c) Aggregate intrinsic value at date of exercise was $4,000.

As of September 30, 2007, there were $95,000 of unrecognized compensation costs related to unvested options which are expected to be recognized over a weighted-average period of 4 years.

4.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of September 30, 2007, Siebert had net capital of approximately $28,638,000 as compared with net capital requirements of $250,000.

5.	Intuit Lawsuit:

Siebert filed a lawsuit against Intuit Inc. (“Intuit”) in New York State Supreme Court on September 17, 2003. The complaint sought approximately $11 million for alleged joint expenses and compensatory damages and $33.3 million in punitive damages for claims relating to the Joint Brokerage Service conducted during the years ended December 31, 2003 and 2002 under the Strategic Alliance Agreement between Siebert and Intuit.  Intuit counterclaimed against Siebert, seeking approximately $8 million for alleged joint expenses and compensatory damages.  On September 6, 2005, the Court dismissed certain of Siebert’s causes of action and its request for punitive damages.  On October 26, 2007, the parties entered into a Stipulation and Order of Dismissal With Prejudice, dismissing all claims and counterclaims, and withdrawing all related motions pending before the Court, without any payments by or to either party; the parties also exchanged general releases. The Company has liabilities of approximately $2,000,000 recorded from prior to December 31, 2003 when Siebert conducted the Joint Brokerage service with Intuit. As a result of the settlement those liabilities will be reversed in the fourth quarter of 2007.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) as of and for the three and nine months ended September 30, 2007 and 2006 is set forth below. Siebert holds a 49% ownership interest in SBS which serves as an underwriters for Municipal bond offerings. Income from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

	2007	2006

Total assets including secured demand note of $1,200,000 in each period due from Siebert	$23,908,000	$30,598,000
Total liabilities including subordinated liabilities of $1,200,000 in each period due to Siebert	14,851,000	20,915,000
Total members’ capital	9,057,000	9,683,000
Total revenues - 9 months	17,895,000	19,635,000
Net income - 9 months	1,977,000	4,864,000
Total revenues - 3 months	3,807,000	7,864,000
Net (loss) income - 3 months	(886,000)	3,774,000

Siebert charged SBS $180,000 for general and administrative services for the nine month period ended September 30, 2007 and 2006, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of SBS’s undistributed earnings amounted to $4,046,000 and $4,353,000 at September 30, 2007 and 2006, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory and net capital requirements.

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

The Company’s share of SBSFPC’s undistributed earnings amounted to $400,000 and $1,316,000 at September 30, 2007 and 2006, respectively.

Summarized financial data of SBSFPC as of and for the three and nine months September 30, 2007 and 2006 is set forth below. Income from SBSFPC is considered to be integral to the Company’s operations and material to the results of operations.

	2007	2006

Total assets	$37,270,000	$44,793,000
Total liabilities	34,870,000	39,646,000
Total members’ capital	2,400,000	5,147,000
Total revenues - 9 months	441,000	5,505,000
Net (loss) income - 9 months	(24,000)	3,521,000
Total revenues - 3 months	224,000	734,000
Net income - 3 months	116,000	616,000

8.	Commitments and Contingent Liabilities:

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributes for tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the nine months ended September 30, 2007. The Company is not subject to any tax examination for any federal or major state tax jurisdiction for the years prior to 2003.

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

11.	Presentation:

Certain amounts in the 2006 financial statements have been reclassified for comparative purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The uncertainty over the state of the economy due to the high price of oil and the increase of defaults relating to subprime mortgages weighed on the markets in the third quarter of 2007 and continues to affect interest in buying stocks. Competition in the brokerage industry remains intense although many of Siebert’s competitors have been consolidated or have gone out of business.

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

Results of Operations

          We believe that our business reflects the current difficult business environment for discount and online and institutional brokers. We had net loss of $595,000 for the three months ended September 30, 2007 and net income of $1,106,000 for the nine months ended September 30, 2007, respectively.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

          Total revenues for the three months ended September 30, 2007 were $7.5 million, an increase of $1.2 million or 19.0% from the same period in 2006.

          Commission and fee income for the three months ended September 30, 2007 was $6.1 million, an increase of $770,000 or 14.5% from the same period in 2006 due to an increase in institutional trading, the commission recapture operation and commissions generated by retail customers trading volumes as well as an increase in the average commission charged per trade.

          Investment banking revenues for the three months ended September 30, 2007 were $713,000, an increase of $482,000 or 208.7% due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $190,000 for the three months ended September 30, 2007, a decrease of $69,000 or 26.6% over the same period in 2006 due to an overall decrease in trading volume.

          Interest and dividends for the three months ended September 30, 2007 were $451,000, an increase of $7,000 or 1.6% from the same period in 2006 primarily due to higher cash balances.

          Total expenses for the three months ended September 30, 2007 were $7.9 million, an increase of $1.8 million or 28.4% from the same period in 2006.

          Employee compensation and benefit costs for the three months ended September 30, 2007 were $2.6 million, an increase of $5,000 or .2% from the same period in 2006. This increase was due to an increase in commissions paid based on production offset by a decrease in bonus accrual, heath insurance and employment of temporary employees.

          Clearing and floor brokerage costs for the three months ended September 30, 2007 were $1.2 million, an increase of $113,000 or 10.0% from the same period in 2006 primarily due to an increase in listed floor executions for institutional customers executed at the New York Stock Exchange, increased volume relating to the commission recapture operations and increased volume of trade executions for retail customers.

          Professional fees for the three months ended September 30, 2007, was $2.2 million, an increase of $1.4 million or 180.4% from the same period in 2006 due to an increase in consulting fees relating to the commission recapture business and Sarbanes-Oxley and legal fees relating to the Intuit case and other compliance issues.

          Advertising and promotion expenses for the three months ended September 30, 2007 were $120,000, a decrease of $86,000 or 41.7% from the same period in 2006 primarily due to the reduction in print advertising in the third quarter of 2007.

          Communications expense for the three months ended September 30, 2007, was $753,000, an increase of $287,000 or 61.6% from the same period in 2006 primarily due to an increase in costs associated with our new website.

          Occupancy costs for the three months ended September 30, 2007 were $317,000, an increase of $21,000 or 7.1% from the same period in 2006 due to an increase in rent in the Florida branches and California and New Jersey offices.

          Other general and administrative expenses for the three months ended September 30, 2007 were $690,000, a decrease of $23,000 or 3.2% from the same period in 2006 due to the decrease in depreciation and amortization expenses, postage, subscriptions, travel and entertainment, registration and exchange fees offset by increases in printing, insurance and transportation costs.

          Loss from Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended September 30, 2007, was $434,000 compared to income of $1.3 million from the same period in 2006 primarily due to SBS participating in less municipal bond offerings. SBS serves as an underwriter for municipal bond offerings. Income from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33.33% equity interest (“SBSFPC”) for the three months ended September 30, 2007, was $39,000 compared to income from our equity investment in SBSFPC of $205,000, a decrease of $166,000 from the same period in 2006. This decrease was due to a decrease in the number and size of the transactions SBSFPC entered into in the third quarter of 2007. Loss and income from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax benefit for the three months ended September 30, 2007 was $293,000 and a tax provision for the three months ended September 30, 2006 was $650,000, respectively, due to our loss before benefit of $888,000 for the three months ended September 30, 2007 and income before income taxes of $1,547,000, respectively. Such provisions represented effective tax rates of 32% and 42%, respectively. The effective rate changed due to an increase of the expected effective rate from 42% to 46% in the three months ended September 30, 2007 due to permanent differences.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

          Total revenues for the nine months ended September 30, 2007 were $23.7 million, an increase of $2.8 million or 13.4% from the same period in 2006.

          Commission and fee income for the nine months ended September 30, 2007 was $19.3 million, an increase of $1.0 million or 5.7% from the same period in 2006 due to an increase in institutional trading and the commission recapture operation offset by commissions generated by a decrease in retail customers trading volumes as well as a decrease in the average commission charged per trade.

          Investment banking revenues for the nine months ended September 30, 2007 were $2.7 million, an increase of $1.9 million or 236.9% from the same period in 2006 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $395,000 for the nine months ended September 30, 2007, a decrease of $217,000 or 35.5% over the same period in 2006 due to an overall decrease in trading volume.

          Interest and dividends for the nine months ended September 30, 2007 were $1.3 million, an increase of $104,000 or 8.4% from the same period in 2006 primarily due to higher interest rates and higher cash balances.

          Total expenses for the nine months ended September 30, 2007 were $22.5 million, an increase of $3.0 million or 15.2% from the same period in 2006.

          Employee compensation and benefit costs for the nine months ended September 30, 2007 were $8.5 million, an increase of $712,000 or 9.1% from the same period in 2006. This increase was due to an increase in commissions paid based on production and bonus accrual offset by a decrease in employment of temporary employees and health insurance.

          Clearing and floor brokerage costs for the nine months ended September 30, 2007 were $4.2 million, an increase of $250,000 or 6.3% from the same period in 2006 primarily due to an increase in listed floor executions for institutional customers executed at the New York Stock Exchange and an increase in volume relating to the commission recapture operations offset by a decreased volume of trade executions for retail customers.

          Professional fees for the nine months ended September 30, 2007, was $4.6 million, an increase of $2.0 million or 77.0% from the same period in 2006 due to an increase in consulting fees relating to the commission recapture business and Sarbanes-Oxley and legal fees relating to the Intuit case and other compliance issues.

          Advertising and promotion expenses for the nine months ended September 30, 2007 were $638,000, a decrease of $242,000 or 27.5% from the same period in 2006 primarily due to the reduction in print advertising production in 2007 and the airing of television commercials in the Florida region in 2006.

          Communications expense for the nine months ended September 30, 2007, was $1.5 million, an increase of $209,000 or 15.7% from the same period in 2006 primarily due to an increase in costs associated with our new website.

          Occupancy costs for the nine months ended September 30, 2007 were $959,000, an increase of $97,000 or 11.3% from the same period in 2006 due to an increase in rent in the Florida branches and New Jersey and California offices.

          Other general and administrative expenses for the nine months ended September 30, 2007 were $2.2 million, a decrease of $34,000 or 1.6% from the same period in 2006. This decrease was a result of decreases in depreciation and amortization, placement fees, supplies, postage, registration and exchange fees offset by increases in printing, subscriptions, dues and transportation costs.

          Income from the Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”) for the nine months ended September 30, 2007, was $968,000, compared to income of $2.4 million, a decrease of $1.4 million or 60.0% from the same period in 2006. This decrease was due to SBS participating in less municipal bond offerings. SBS serves as an underwriter for municipal bond offerings. Loss from our equity investment in SBS Financial Products Company, LLC an entity in which we hold a 33% equity interest (“SBSFPC”) for the nine months ended September 30, 2007, was $7,000 as compared to income from our equity investment in SBSFPC of $1.2 million from the same period in 2006. This decrease was due to a decrease in the number of transactions SBSFPC entered into in 2007. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax provisions for the nine months ended September 30, 2007 and 2006 was $939,000 and $2.0 million, respectively, based on our income before income tax of $2.1 million and $4.8 million, respectively. Such provisions represented effective tax rates of 46% and 42%, respectively.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at September 30, 2007 were $48 million. As of that date, $36.1 million, or 76%, of total assets were regarded by us as highly liquid.

          On June 4, 2007, our Board of Directors declared a dividend of twelve cents per share on common stock, which was paid on June 29, 2007 to shareholders of record at the close of business on June 20, 2007. Our Chief Executive Officer waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At September 30, 2007, Siebert’s regulatory net capital was $28.6 million, $28.4 million in excess of its minimum capital requirement of $250,000.

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

Item 4T. Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On May 15, 2000, our Board of Directors authorized a buy back of up to one million shares of our common stock. As of September 30, 2007, we had essentially completed the repurchase. A summary of our repurchase activity for the three months ended September 30, 2007 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

July 2007	0		999,500	500

August 2007	0		999,500	500

September 2007	0		999,500	500

Total	0		999,500	500

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information

            None

Item 6. Exhibits

            (a)

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: November 14, 2007

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: November 14, 2007