Form 10-K
period 2007-12-31
SIEBERT FINANCIAL CORP
filed 2008-03-31
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of class)

Indicate by checkmark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2). YES ☐ NO ☒

          The number of shares of the Registrant’s outstanding Common Stock, as of March 11, 2008, was 23,214,132 shares. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007), was $8,795,338.

          Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 29, 2008, incorporated by reference into Part III.

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

          Our principal offices are located at 885 Third Avenue, New York, New York 10022, and our phone number is (212) 644-2400. Our Internet address is www.siebertnet.com. Our SEC filings are available through our website, where you are able to obtain copies of the Company’s public filings free of charge. Our Common Stock trades on the Nasdaq Global Market under the symbol “SIEB”.

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

          Independent Retail Execution Services. Siebert and our clearing agent monitor order flow in an effort to ensure that we are getting the best possible trade executions for customers. Siebert does not make markets in securities, nor does it take positions against customer orders.

          Siebert’s listed orders are routed by its clearing agent in a manner intended to afford its customers the opportunity for price improvement on all orders. Siebert’s over the counter orders are executed by its clearing agent through a network of Nasdaq market makers with no single market maker executing all trades. The firm also offers customers execution services through ARCA, Reuters’ Instinet™ systems and other electronic communication networks (“ECNs”)for an additional fee. These systems give customer’s access to all ECNs before and after regular market hours. Siebert believes that its over-the counter executions consistently afford its customers the opportunity for price improvement.

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

          Information and Communications Systems. Siebert relies heavily on the data technology platform provided by its clearing agent, NFS LLC (“NFS”). This platform offers an interface to NFS’ main frame computing system where all customer account records are kept and is accessible by Siebert’s networks. Browser based access and other types of data communications are also utilized and consumed by Siebert’s systems. Siebert’s representatives use NFS systems, by way of Siebert’s technology platform, to perform daily operational functions which include trade entry, trade reporting, clearing related activities, risk management and account maintenance.

Siebert’s data technology platform offers services used in direct relation to customer related activities as well as support for corporate use. Some of these services include email and messaging, market data systems and third party trading systems, business productivity tools and customer relationship management systems. Siebert’s branch offices are connected to the main offices in New York, New York and Jersey City, New Jersey via a virtual private network. Siebert’s data network is designed with redundancy in case of a significant business disruption occurs.

Siebert’s voice network offers a call center feature that can route and queue calls for certain departments within the organization. Additionally, the systems call manager offers reporting and tracking features which enable staff to determine how calls are being managed, such as time on hold, call duration and total calls by agent.

To ensure reliability and to conform to regulatory requirements related to business continuity, Siebert maintains backup systems and backup data. However, in the event of a wide spread disruption, such as a massive natural disaster, Siebert’s ability to satisfy the obligations to customers and other securities firms could be significantly hampered or completely disrupted. For more information regarding Siebert’s Business Continuity Plan, please visit our website at www.siebertnet.com or write to us at Muriel Siebert & Co., Inc., Compliance Department, 885 3rd Avenue, Suite 1720, New York, NY 10022.

Current Developments

          Siebert commenced a lawsuit against Intuit, Inc. (“Intuit”) in 2003 seeking expenses and damages arising from the Joint Brokerage Service conducted under the Strategic Alliance Agreement between Siebert and Intuit. Intuit counterclaimed against Siebert for expenses and damages. A Stipulation and Order of Dismissal with Prejudice entered into by the parties was filed in October 2007, terminating the litigation without any payments by either party. The parties also exchanged general releases. As a result of the settlement, $2,024,000 of liabilities recorded by Siebert for expenses prior to December 31, 2003, were reversed in the fourth quarter of 2007.

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

          On January 23, 2008, our board of directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. We intend to continue acquiring shares pursuant to our stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

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

          During 1996, Siebert formed the Siebert, Brandford, Shank division of the investment banking group to enhance Siebert’s tax exempt underwriting activities. The operations of the Siebert, Brandford, Shank division were moved on July 1, 1998, to a newly formed entity, SBS. Two individuals, Mr. Napoleon Brandford and Ms. Suzanne F. Shank, own 51% of the equity and are entitled to 51% of the net profits of SBS and Siebert is entitled to the balance. Through its investment in SBS, Siebert has become a more significant factor in the tax exempt underwriting area, and expects to enhance its government and institutional relationships, as well as the breadth of products that can be made available to retail clients. During 2007, SBS served as the lead manager of over $4 billion of negotiated municipal new issues and served as a co-manager in over $75 billion of negotiated municipal new issues.

          Since its inception, the Siebert, Brandford, Shank division and its successor SBS have co-managed offerings of approximately $504 billion and lead managed offerings of approximately $21 billion. Clients include the States of California, Texas, Washington, Ohio and Michigan and the Cities of Chicago, Detroit, Los Angeles, Houston, Dallas, Denver and St. Louis.

          We entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with Suzanne Shank and Napolean Brandford III, the two individual principals of SBS ( the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us. Income from SBSFPC is considered to be integral to our operations.

          SBS operates out of offices in New York, Seattle, Houston, Chicago, Detroit, Los Angeles, Washington, DC, San Antonio, Anchorage, Miami and Dallas, Atlanta, Weehawken, San Diego and Baton Rouge.

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

Regulation

          The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The Securities and Exchange Commission (“SEC”) is the Federal agency charged with administration of the Federal securities laws. Siebert is registered as a broker-dealer with the SEC, and is a member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA and national securities exchanges such as the NYSE, which is Siebert’s primary regulator with respect to financial and operational compliance. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Siebert is registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico.

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

          As a registered broker-dealer and FINRA member organization, Siebert is required by Federal law to belong to the Securities Investor Protection Corporation (“SIPC”) which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. The SIPC is funded through assessments on registered broker-dealers. In addition, Siebert, through it’s clearing agent, has purchased from private insurers additional account protection in the event of liquidation up to the net asset value, as defined, of each account. Stocks, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

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

Net Capital Requirements

          As a registered broker-dealer, Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) (the “Net Capital Rule”), which has also been adopted by the NYSE. Siebert is a member firm of the NYSE and FINRA. The Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required regulatory net capital may subject a firm to suspension or expulsion by the NYSE and FINRA, certain punitive actions by the SEC and other regulatory bodies and, ultimately, may require a firm’s liquidation.

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

          Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2007 and 2006, Siebert had net capital of $29.5 million and $27.7 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Employees

          As of March 11, 2008, we had approximately 90 employees, six of whom were corporate officers. None of our employees is represented by a union, and we believe that relations with our employees are good.

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

          Siebert encounters significant competition from full-commission, online and other discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations many of which are significantly larger and better capitalized than Siebert. Siebert’s equity investee, SBS, a municipal bond underwriter, also encounters significant competition from firms engaged in the municipal finance business. The general financial success of the securities industry over the past several years and the price wars encountered and lower commission rates in the discount brokerage business in general have strengthened our existing competitors. Siebert believes that such changes in the industry will continue to strengthen existing competitors and attract additional competitors such as banks, insurance companies, providers of online financial and information services, and others as they expand their product lines. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert may not be able to compete effectively with current or future competitors.

          During 2007, competition continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from consolidation in the discount brokerage industry. Some competitors in the discount brokerage business offer services which we do not, including financial advice and investment management. In the last two years, some competitors have continued to offer lower flat rate execution fees that are difficult for any conventional discount firm to meet. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow. Many of the flat fee brokers impose charges for services such as mailing, transfers and handling exchanges which Siebert does not and also direct their execution to captive market makers. Continued or increased competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could limit our growth or lead to a decline in Siebert’s customer base which would adversely affect our business, results of operations and financial condition.

We are subject to extensive government regulation.

          Our business is subject to extensive regulation in the United States, at both the Federal and state level. We are also subject to regulation by self–regulatory organizations and other regulatory bodies in the Untied States, such as the SEC, the NYSE, FINRA and the Municipal Securities Rulemaking Board (the “MSRB”). We are registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico. The regulations to which we are subject as a broker-dealer cover all aspects of the securities business including: training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations, which may be subject to the uncertainties of interpretation, could result in civil penalties, fines, suspension or expulsion and have a material adverse effect on our business, results of operations and financial condition.

          Siebert, as a registered broker-dealer and FINRA member organization, is required by Federal law to belong to the Securities Investor Protection Corporation (“SIPC”) which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Siebert, through its clearing agent, has purchased from private insurers additional account protection in the event of liquidation up to the net asset value, as defined by SIPC, of each account. Stocks, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

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

Siebert operates its business out of the following seven leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms

Corporate Headquarters, Retail and Investment Banking Office
885 Third Ave. New York, NY 10022	7,828	1/14/11	None

Retail Offices

9701 Wilshire Boulevard, Suite 1111 Beverly Hills, CA 90212	1,200	10/31/10	None

4400 North Federal Highway Boca Raton, FL 33431	2,438	5/31/09	None

111 Pavonia Avenue(1) Jersey City, NJ 07310	7,768	6/30/09	None

400 Fifth Avenue – South Naples, FL 33940	1,008	4/30/08	None

1217 South Flager Drive, 3rd Floor West Palm Beach, FL 33401	3,000	9/30/12	None

9569 Harding Avenue Surfside, FL 33154	1,150	8/30/10	None

(1)	Certain of our administrative and back office functions are performed at this location.

We believe that our properties are in good condition and are suitable for our operations.

Item 3.	LEGAL PROCEEDINGS

          We are involved in various routine lawsuits of a nature we deem to be customary and incidental to our business. In the opinion of our management, the ultimate disposition of such actions will not have a material adverse effect on our financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock trades on the Nasdaq Stock Market under the symbol “SIEB”. The high and low sales prices of our common stock reported by Nasdaq during the following calendar quarters were:

	High	Low

First Quarter - 2006	$2.88	$2.39

Second Quarter - 2006	$2.99	$2.35

Third Quarter - 2006	$2.95	$2.35

Fourth Quarter - 2006	$5.70	$2.75

First Quarter – 2007	$4.50	$3.26

Second Quarter – 2007	$5.37	$3.37

Third Quarter – 2007	$4.50	$3.06

Fourth Quarter – 2007	$5.76	$3.13

January 1, 2008 - March 20, 2008	$4.00	$3.00

          On March 20, 2008, the closing price of our common stock on the Nasdaq Global Market was $3.16 per share. There were 130 holders of record of our common stock and more than 1,500 beneficial owners of our common stock on March 20, 2008.

Dividend Policy

          On June 4, 2007, the Board of Directors declared a dividend of twelve cents per share on our common stock, which was paid on June 29, 2007 to shareholders of record at the close of business on June 20, 2007. The total amount paid on this dividend declaration was $559,232. Ms. Muriel Siebert, the Chief Executive Officer and majority shareholder waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders. Other shareholders were paid dividends of $279,616.

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

Issuer Purchase Of Equity Securities

          On May 15, 2000, our Board of Directors authorized a buy back of up to one million shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. No purchases of common stock were made during the fourth quarter of 2007. We have purchased 999,500 shares of our common stock under this program and 500 shares of our common stock may yet be purchased under this program.

          On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. We intend to continue acquiring shares pursuant to our stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 with respect to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,467,200	$4.28	2,000,000

Equity compensation plans not approved by security holders(2)	41,400	—	18,600

Total	1,508,600	$4.28	2,018,600

(1)	Represents our 2007 Long-Term Incentive Plan.

(2)	Represents our 1998 Restricted Stock Award Plan.

Material Terms of the 1998 Restricted Stock Award Plan

Our 1998 Restricted Stock Award Plan provides for awards to key employees of not more than an aggregate of 60,000 shares of our common stock, subject to adjustments for stock splits, stock dividends and other changes in our capitalization, to be issued either immediately after the award or at a future date. As of December 31, 2007, 41,400 shares of our common stock under the Restricted Stock Award Plan had been awarded and were outstanding. As provided in the plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by us for the benefit of the recipients, subject to the same restrictions as the award. These dividends, without interest, are paid to the recipients upon lapse of the restrictions.

Our Performance:

The graph below compares our performance from December 31, 2002 through December 31, 2007, against the performance of the Nasdaq Market Index and a peer group. The peer group consists of A.B. Watley Group Inc., Ameritrade Holding Corporation, E*Trade Group, Inc. and The Charles Schwab Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Siebert Financial Corp., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA
(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction With Our Consolidated
Financial Statements And The Related Notes Thereto.

	2007	2006	2005	2004	2003

Income statement data:
Total Revenues	$33,914	$28,818	$29,323	$26,392	$22,796
Net income	$2,258	$3,425	$1,863	$533	$123

Net income per share of common stock
Basic	$0.10	$0.15	$0.08	$0.02	$0.01
Diluted	$0.10	$0.15	$0.08	$0.02	$0.01

Weighted average shares outstanding (basic)	22,206,346	22,129,566	22,093,369	22,113,228	22,305,369
Weighted average shares outstanding (diluted)	22,273,550	22,252,851	22,127,940	22,276,562	22,453,538

Statement of financial condition data (at year-end):

Total assets	$47,924	$46,869	$43,027	$41,560	$40,026
Total liabilities excluding subordinated borrowings	$5,704	$6,460	$5,975	$6,460	$4,891
Stockholders’ equity	$42,220	$40,409	$37,052	$35,100	$35,135

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

          The uncertainty over the state of the economy due to the high price of oil and the increase of defaults relating to subprime mortgages weighed on the markets in 2007 and continues to affect interest in buying stocks.

          Competition continued to intensify among all types of brokerage firms, including established discount brokers and new firms entering the on-line brokerage business. Electronic trading continues to account for an increasing amount of trading activity, with some firms charging very low trading execution fees that are difficult for any conventional discount firm to meet. Some of these brokers, however, impose asset based charges for services such as mailing, transfers and handling exchanges which we do not currently impose, and also direct their orders to market makers where they have a financial interest. Continued competition could limit our growth or even lead to a decline in our customer base, which would adversely affect our results of operations. Industry-wide changes in trading practices, such as the continued use of Electronic Communications Networks, are expected to put continuing pressure on commissions/fees earned by brokers while increasing volatility.

          We entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with Suzanne Shank and Napolean Brandford III, the two individual principals of SBS ( the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us. Income from SBSFPC is considered to be integral to our operation.

          On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions.

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

           Siebert commenced a lawsuit against Intuit, Inc. (“Intuit”) in 2003 seeking expenses and damages arising from the Joint Brokerage Service conducted under the Strategic Alliance Agreement between Siebert and Intuit. Intuit counterclaimed against Siebert for expenses and damages. A Stipulation and Order of Dismissal with Prejudice entered into by the parties was filed in October 2007, terminating the litigation without any payments by either party. The parties also exchanged general releases. As a result of the settlement, $2,024,000 of liabilities recorded by Siebert for expenses prior to December 31, 2003, were reversed in the fourth quarter of 2007.

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

Results of Operations

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

          Revenues. Total revenues for 2007 were $33.9 million, an increase of $5.1 million, or 17.7%, from 2006. Commission and fee income increased $1.4 million, or 5.7%, from the prior year to $26.1 million due to an increase in institutional trading and the commission recapture operations as well as increase in retail customer trading volumes offset slightly by a decrease in the average commission charged per trade.

          Investment banking revenues increased $1.7 million, or 97.7%, from the prior year to $3.4 million in 2007 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits decreased $130,000, or 17.2%, from the prior year to $624,000 primarily due to decreased trading in municipal, government and corporate bonds within our riskless trading group.

          Siebert commenced a lawsuit against Intuit, Inc. (“Intuit”) in 2003 seeking expenses and damages arising from the Joint Brokerage Service conducted under the Strategic Alliance Agreement between Siebert and Intuit. Intuit counterclaimed against Siebert for expenses and damages. A Stipulation and Order of Dismissal with Prejudice entered into by the parties was filed in October 2007, terminating the litigation without any payments by either party. The parties also exchanged general releases. As a result of the settlement, $2,024,000 of liabilities recorded by Siebert for expenses prior to December 31, 2003, were reversed in the fourth quarter of 2007.

          Income from interest and dividends increased $131,000, or 8%, from the prior year to $1.8 million primarily due to higher interest rates and higher cash balances.

          Expenses. Total expenses for 2007 were $31.3 million, an increase of $4.6 million, or 17.2%, from the prior year.

          Employee compensation and benefit costs increased $980,000 or 8.9%, from the prior year to $12.0 million primarily due to an increase in commissions paid based on production offset by a decrease in health insurance and employment of temporary employees.

          Clearing and floor brokerage fees increased $490,000, or 9.4%, from the prior year to $5.7 million primarily due to an increase in listed floor executions for institutional customers executed at the New York Stock Exchange and an increase in volume relating to the commission recapture operation.

          Professional fees increased $2.9 million, or 75.5% from the prior year to $6.7 million primarily due to an increase in legal fees relating to the Intuit case and consulting fees relating to the our compliance with Sarbanes-Oxley.

          Advertising and promotion expense decreased $195,000, or 21.2%, from the prior year to $725,000 primarily due to the reduction in print advertising production in 2007 and the production and airing of television commercials in the Florida region in 2006.

          Communications expense increased $306,000, or 17.9%, from the prior year to $2.0 million primarily due to an increase in costs associated with our new website.

          Occupancy costs increased $168,000, or 14.7%, from the prior year to $1.3 million principally due to the an increase in rent in the Florida branches and New Jersey and California offices.

          Other general and administrative expenses decreased $13,000, from the prior year to $2.9 million primarily due to a decrease in depreciation and amortization expenses, employee placement fees, travel and entertainment costs and office expenses offset by increases in printing, insurance and transportation costs.

          Income from our equity investment in Siebert, Brandford, Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for 2007 was $1.4 million compared to income of $2.9 million for 2006, a decrease of $1.5 million or 51.8% from the same period in 2006 primarily due to SBS participating in less municipal bond offerings especially in the last six months of the year. SBS serves as an underwriter for municipal bond offerings. Income from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for 2007, was $40,000 as compared to income of $916,000, a decrease of $876,000 or 95.6% from the same period in 2006. This decrease was due to a decrease in the number and size of the transactions. SBSFPC engages in derivatives transactions related to the municipal underwriting business. Income from equity investees is considered to be integral to our operations and material to the results of operations.

          Taxes. The provision for income taxes decreased by $711,000, or 28.6% from the prior year to $1.8 million due to a decrease in net income before tax to $4.0 million in 2007 from $5.9 million in 2006.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

          Revenues. Total revenues for 2006 were $28.8 million, a decrease of $505,000, or 1.7%, from 2005. Commission and fee income decreased $558,000, or 2.2%, from the prior year to $24.7 million primarily due to a decrease in commissions generated by the commission recapture operations offset by increases in the institutional trading operations as well as retail customer operations.

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

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and securities freely saleable in the open market. Our total assets at December 31, 2007 were $48 million, of which, $36.3 million, or 76%, were regarded by us as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2007, Siebert’s regulatory net capital was $29.5 million, $29.2 million in excess of its minimum capital requirement of $250,000.

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

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to loan to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents - restricted”. SBS pays Siebert interest on this amount at the rate of 8% per annum. The facility expires on August 31, 2009 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

          Below is a table that presents our obligations and commitments at December 31, 2007:

	Payment Due By Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$2,959,000	$1,105,000	$1,786,000	$68,000	$0

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

          Through Siebert, we maintain inventories in exchange-listed and Nasdaq equity securities and municipal securities on both a long and short basis. We did not have any short positions at December 31, 2007. The Company does not engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity, except for Siebert’s obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 8% per annum. Siebert earned interest of $96,000 from SBS in each of the years that Siebert’s commitment has been outstanding.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See financial statements and supplementary data required pursuant to this item beginning on page F-1 of this Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

Item 9A(T).	CONTROLS AND PROCEDURES

          We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of Securities Exchange of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding timely disclosure.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2007.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

          There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitation of the Effectiveness of Internal Controls

          A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B.	OTHER INFORMATION

          None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          (a)          Identification of Directors

          This information is incorporated by reference from our definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 29, 2008.

          (b)          Identification of Executive Officers

Name	Age	Position

Muriel F. Siebert	75	Chairwoman and President

Ameen Esmail	49	Executive Vice President and Director of Business Development

Joseph M. Ramos, Jr.	49	Executive Vice President and Chief Financial Officer

Jeanne Rosendale	43	Executive Vice President and General Counsel

Daniel Iesu	48	Secretary

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

          Daniel Iesu has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

          (c)          Compliance with Section 16(a) of the Exchange Act

          This information is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2008.

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

          The information required by this item not set forth herein is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2008.

Item 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2008.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2008.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required in this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2008.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

          (a)          The following documents are filed as part of this report:

          1.           Financial Statements

          The consolidated Financial statements for the year ended December 31, 2007 commence on page F-1 of this report on Form 10-K.

          2.           Financial Statement Schedules

          None.

          3.           Exhibits

The exhibits required by Item 601 of the Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index. Exhibit Numbers 10.1, 10.2, 10.5 and 10.9 are management contracts, compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Siebert Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP

New York, New York
March 27, 2008

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2007	2006

ASSETS

Cash and cash equivalents	$34,589,000	$32,606,000
Cash equivalents - restricted	1,300,000	1,300,000
Receivable from clearing broker	1,683,000	2,468,000
Securities owned, at market value	739,000
Furniture, equipment and leasehold improvements, net	1,037,000	510,000
Investments in and advances to affiliates	5,902,000	6,765,000
Prepaid expenses and other assets	936,000	1,211,000
Intangibles, net	871,000	1,182,000
Deferred taxes	867,000	827,000

	$47,924,000	$46,869,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$5,704,000	$6,460,000

Commitments and contingent liabilities - Note J

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,212,346 shares outstanding at December 31, 2007 and 23,202,046,shares issued and 22,202,546 shares outstanding December 31, 2006	232,000	232,000
Additional paid-in capital	18,832,000	18,719,000
Retained earnings	27,660,000	25,962,000
Less: 999,500 shares of treasury stock at cost at December 31, 2007 and 2006	(4,504,000)	(4,504,000)

	42,220,000	40,409,000

	$47,924,000	$46,869,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2007	2006	2005

Revenue:
Commissions and fees	$26,119,000	$24,713,000	$25,271,000
Investment banking	3,369,000	1,704,000	2,372,000
Trading profits	624,000	754,000	702,000
Settlement of lawsuit	2,024,000
Interest and dividends	1,778,000	1,647,000	978,000

	33,914,000	28,818,000	29,323,000

Expenses:
Employee compensation and benefits	11,957,000	10,977,000	11,427,000
Clearing fees, including floor brokerage	5,693,000	5,203,000	5,295,000
Professional fees	6,667,000	3,798,000	4,296,000
Advertising and promotion	725,000	920,000	876,000
Communications	2,017,000	1,711,000	1,728,000
Occupancy	1,314,000	1,146,000	1,053,000
Interest			2,000
Other general and administrative	2,942,000	2,955,000	3,282,000

	31,315,000	26,710,000	27,959,000

Income from equity investees	1,432,000	3,801,000	1,849,000

Income before provision for income taxes	4,031,000	5,909,000	3,213,000
Provision for income taxes	1,773,000	2,484,000	1,350,000

Net income	$2,258,000	$3,425,000	$1,863,000

Net income per share of common stock - basic	$0.10	$0.15	$0.08
Net income per share of common stock - diluted	$0.10	$0.15	$0.08

Weighted average shares outstanding - basic	22,206,346	22,129,566	22,093,369
Weighted average shares outstanding - diluted	22,273,550	22,252,851	22,127,940

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock

	Number Of Shares	$.01 Par Value	Additional Paid -In Capital	Retained Earnings	Number Of Shares	Amount	Total

Balance - January 1, 2005	22,983,917	$229,000	$17,931,000	$21,033,000	901,616	$(4,093,000)	$35,100,000
Net income				1,863,000			1,863,000
Treasury share purchases					14,818	(44,000)	(44,000)
Issuance of shares in connection with exercise of employee stock options	55,485	1,000	132,000				133,000

Balance - December 31, 2005	23,039,402	230,000	18,063,000	22,896,000	916,434	(4,137,000)	37,052,000
Net income				3,425,000			3,425,000
Treasury share purchases					83,066	(367,000)	(367,000)
Issuance of shares in connection with exercise of employee stock options	162,644	2,000	447,000				449,000
Dividend on common stock ($.08 per share)				(359,000)			(359,000)
Tax benefit arising from exercise of employee stock options			51,000				51,000
Employee stock based compensation			158,000				158,000

Balance - December 31, 2006	23,202,046	232,000	18,719,000	25,962,000	999,500	(4,504,000)	40,409,000
Net income				2,258,000			2,258,000
Issuance of shares in connection with exercise of employee stock options	9,800		27,000				27,000
Dividend on common stock ($.12 per share)				(560,000)			(560,000)
Tax benefit arising from exercise of employee stock options			2,000				2,000
Employee stock based compensation			84,000				84,000

Balance - December 31, 2007	23,211,846	$232,000	$18,832,000	$27,660,000	999,500	$(4,504,000)	$42,220,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2007	2006		2005

Cash Flows From Operating Activities:

Net income	$2,258,000		$3,425,000	$1,863,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	690,000		780,000	1,128,000
Income from equity investees	(1,432,000)		(3,801,000)	(1,849,000)
Distribution from equity investees	2,428,000		1,427,000	1,573,000
Deferred taxes	(40,000)		(226,000)	(100,000)
Employee stock based compensation	84,000		158,000
Changes in:
Securities owned, at market value	(739,000)
Receivable from clearing broker	785,000		(64,000)	(33,000)
Prepaid expenses and other assets	275,000		(219,000)	547,000
Accounts payable and accrued liabilities	(756,000)		485,000	(485,000)

Net cash provided by operating activities	3,553,000		1,965,000	2,644,000

Cash Flows From Investing Activities:

Purchase of furniture, equipment and leasehold improvements	(906,000)		(150,000)	(128,000)
Collection (Payment) of advances made to equity investees	(133,000)		37,000	(373,000)

Net cash used in investing activities	(1,039,000)		(113,000)	(501,000)

Cash Flows From Financing Activities:

Dividend on common stock	(560,000)		(359,000)
Purchase of treasury shares			(367,000)	(44,000)
Proceeds from exercise of options	27,000		449,000	133,000
Tax benefit of exercised employee stock options	2,000		51,000

Net cash (used in) provided by financing activities	(531,000)		(226,000)	89,000

Net increase in cash and cash equivalents	1,983,000		1,626,000	2,232,000
Cash and cash equivalents - beginning of year	32,606,000		30,980,000	28,748,000

Cash and cash equivalents - end of year	$34,589,000		$32,606,000	$30,980,000

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest		$		$1,000
Income taxes	$2,087,000		$2,444,000	$812,000

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

The municipal bond investment banking business and related derivatives transactions is being conducted by Siebert Brandford Shank & Co., LLC (“SBS”), and SBS Financial Products Company, LLC (“SBSFP”), investees, which are accounted for by the equity method of accounting (see Note C). The equity method provides that Siebert record its share of the investees’ earnings or losses in its results of operations. Operations of equity investees are considered integral to Siebert’s operations.

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

Basic earnings per share is calculated by dividing net income by the weighted average outstanding shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 2007, 2006 and 2005 amounted to 67,204, 123,285 and 34,571 additional shares, respectively, added to the basic weighted average outstanding shares of 22,206,346, 22,129,566 and 22,093,369 in those respective years. In 2007, 2006 and 2005, 1,162,500, 1,288,466 and 1,683,675 common shares, respectively, issuable upon the exercise of options were not included in the computation of diluted income per share as the effect would have been anti-dilutive.

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

Any outstanding amounts loaned bear interest at 8% per annum and are repayable on August 31, 2009.

[11]	Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R the Company accounted for stock based compensation using the intrinsic value method. The Company adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards as compensation expense which would normally be the vesting period of the options.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the year ended December 31, 2005.

Net income, as reported	$1,863,000
Stock-based employee compensation determined under the fair value-based method, prior to the adoption of SFAS 123R	(424,000)

Pro forma net income	$1,439,000

Net income per share – basic:

As reported	$.08
Pro forma	$.07

Net income per share – diluted:

As reported	$.08
Pro forma	$.07

As of December 31, 2007, there were $81,000 of unrecognized compensation costs related to unvested options which are expected to be recognized over a weighted-average period of 4 years.

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

In June 2006, the Financial Accounting Standards Board (FASB) Issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109 (FIN 48). Fin 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributes for tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows. Pursuant to FIN 48, we opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other general and administrative expenses.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value and establishes a framework for measuring fair value. It also expands the disclosures about the use of fair value to measure assets and liabilities. SFAS 157 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects that adoption of SFAS 157 will not have a material effect on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). The fair value option established by FAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of FAS 159 will have a material impact on its financial statements.

In November 2005, the FASB issued FASB Staff Position FSP 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Guidance in FSP 115-1 is applied to reporting periods beginning after December 15, 2005. The Company adopted this standard effective January 1, 2006 and it did not have a material impact on its financial statements or disclosures.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting FAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (FAS 160). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008.

[15]

Reclassification – In 2007, income from equity investees has been classified as a separate item in operations and no longer reflected in revenues. The 2006 and 2005 income statements have been reclassified to confirm with the current year presentation.

NOTE B - INTUIT LAWSUIT

Siebert commenced a lawsuit against Intuit, Inc. (“Intuit”) in 2003 seeking expenses and damages arising from the Joint Brokerage Service conducted under the Strategic Alliance Agreement between Siebert and Intuit. Intuit counterclaimed against Siebert for expenses and damages. A Stipulation and Order of Dismissal with Prejudice entered into by the parties was filed in October 2007, terminating the litigation without any payments by either party. The parties also exchanged general releases. As a result of the settlement, $2,024,000 of liabilities recorded by Siebert for expenses prior to December 31, 2003, were reversed in the fourth quarter of 2007.

NOTE C - INVESTMENT IN AFFILIATES

Investment in and advances to, equity in income of, and distributions received from affiliates consist of the following:

December 31, 2007	SBS	SBSFPC	TOTAL

Investment and advances	$5,055,000	$847,000	$5,902,000

Income from equity investees	$1,391,000	$41,000	$1,432,000

Distributions	$1,780,000	$648,000	$2,428,000

December 31, 2006	SBS	SBSFPC	TOTAL

Investment and advances	$5,307,000	$1,458,000	$6,765,000

Income from equity investees	$2,885,000	$916,000	$3,801,000

Distributions	$1,378,000	$49,000	$1,427,000

December 31, 2005	SBS	SBSFPC	TOTAL

Income from equity investees	$1,656,000	$193,000	$1,849,000

Distributions	$1,567,000	$6,000	$1,573,000

Siebert and two individuals (the “Principals”) formed SBS to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert.

Financial entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with the Principals for the formation of SBSFPC. Pursuant to the terms of the Operating Agreement, Financial and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit be shared 66.66% by the Principals and 33.33% by Financial.

NOTE C - INVESTMENT IN AFFILIATES (CONTINUED)

Summarized financial data of SBS is as follows:

	2007	2006	2005

Total assets, including secured demand note of 1,200,000 in each year due from Siebert	$17,885,000	$19,250,000	$
Total liabilities, including subordinated liabilities $1,200,000 in each year due to Siebert	7,984,000	8,556,000
Total members’ capital	9,901,000	10,694,000
Total revenue	24,426,000	26,235,000		21,086,000
Net income	2,840,000	5,888,000		3,377,000
Regulatory minimum net capital requirement	452,000	490,000

During each of 2007, 2006 and 2005, Siebert charged SBS $240,000 for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services. In addition, during each of the years 2007, 2006 and 2005, Siebert earned interest income of $96,000, $96,000 and $96,000, respectively from SBS in connection with Siebert’s obligation to make a subordinated loan for up to $1,200,000 available to SBS and Siebert paid SBS interest earned on the restricted cash equivalents of $74,000, $67,000 and $52,000. (See Note J)

Siebert’s share of undistributed earnings from SBS amounts to $4,459,000 and $4,848,000 at December 31, 2007 and 2006, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the Principals and SBS’s continued compliance with its regulatory net capital requirements.

Summarized financial data of SBSFPC is as follows:

	2007	2006	2005

Total assets	$82,772,000	$49,209,000
Total liabilities	80,225,000	44,842,000
Total members’ capital	2,546,000	4,367,000
Total revenue	680,000	5,495,000	$1,185,000
Net income	123,000	2,750,000	582,000

Siebert’s share of undistributed earnings of SBSFPC amounts to $449,000 and $1,058,000 at December 31, 2007 and 2006, respectively.

NOTE D - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2007	2006

Equipment	$1,363,000	$2,122,000
Leasehold improvements	129,000	162,000
Furniture and fixtures	41,000	21,000

	1,533,000	2,305,000
Less accumulated depreciation and amortization	(496,000)	(1,795,000)

	$1,037,000	$510,000

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $379,000, $468,000 and $605,000, respectively.

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

Intangible assets consist of the following:

	December 31, 2007		December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Amortization Accumulated

Amortizable assets:
Website, content and non-compete	$2,350,000	$2,350,000	$2,350,000	$2,350,000
Retail brokerage accounts	2,588,000	2,467,000	2,588,000	2,156,000

	$4,938,000	$4,817,000	$4,938,000	$4,506,000

Unamortized intangible assets:
Domain name/intellectual property	$750,000		$750,000

Amortization expense		$311,000		$312,000

Estimated amortization expense is as follows:

Year Ending December 31,

2008	$101,000
2009	20,000

$121,000

NOTE F - INCOME TAXES

Income tax provision consists of the following:

	Year Ended December 31,

	2007	2006	2005

Federal income tax provision (benefit):

Current	$1,356,000	$2,049,000	$1,080,000
Deferred	(32,000)	(183,000)	(81,000)

	1,324,000	1,866,000	999,000

State and local tax provision (benefit):

Current	456,000	661,000	370,000
Deferred	(7,000)	(43,000)	(19,000)

	449,000	618,000	351,000

Total tax provision (benefit):
Current	1,812,000	2,710,000	1,450,000
Deferred	(39,000)	(226,000)	(100,000)

	$1,773,000	$2,484,000	$1,350,000

A reconciliation between the income tax provision and income taxes computed by applying the statutory Federal income tax rate to income before taxes is as follows:

	Year Ended December 31,

	2007	2006	2005

Expected income tax provision at statutory Federal tax rate (34%)	$1,370,000	$2,009,000	$1,092,000
State and local taxes, net of Federal tax benefit	296,000	408,000	258,000
Permanent difference	72,000	100,000
Other	35,000	(33,000)

Income tax expense	$1,773,000	$2,484,0000	$1,350,000

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and their tax basis. The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,

	2007	2006

Net operating losses	$339,000	$377,000
Acquired Intangible assets	(304,000)	(315,000)
Furniture, equipment and leasehold improvements	182,000	81,000
Retail brokerage accounts	650,000	684,000

	$867,000	$827,000

Management believes that it is more likely than not that the deferred tax asset will be realized, and therefore no valuation allowance has been provided.

Net operating loss carryforwards of $836,000 at December 31, 2007, which are attributable to WFN, expire through 2020. Utilization of such net operating loss carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code.

In 2007 and 2006, the Company reduced current taxes payable by $2,000 and $51,000, respectively, resulting from the deductibility of the difference between the exercise price of nonqualifying stock options granted by the Company and the market value of the stock on the dates of exercise. The tax benefit was recorded as a credit to additional paid-in capital.

The Company is not subject to any tax examinations for any federal or major state tax jurisdiction for years prior to 2004.

NOTE G - STOCKHOLDERS’ EQUITY

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2007 and 2006, Siebert had net capital of approximately $29,459,000 and $27,723,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in the open market and in private transactions.

On June 4, 2007, the Board of Directors declared a dividend of twelve cents per share on common stock of the Company, which was paid on June 29, 2007 to shareholders of record at the close of business on June 20, 2007. The Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders which amounted to approximately $280,000.

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

NOTE H - OPTIONS

The Company’s 2007 Long-Term Incentive Plan (the “Plan”), authorizes the grant of options to purchase up to an aggregate of 2,000,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall not less than the fair market value on the date of grant. No option may be granted under the Plan after December 2017. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. At December 31, 2007, options for 2,000,000 shares of common stock are available for grant under the Plan.

NOTE H – OPTIONS (CONTINUED)

A summary of the Company’s stock option transaction for the three years ended December 31, 2007 is presented below:

		2007		2006		2005

		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the year		1,603,966	$4.16	1,768,610	$4.16	1,889,350	$4.11
Granted				25,000	$2.75	200,000	$2.81
Forfeited		(126,966)	$4.36	(27,000)	$4.03	(265,255)	$3.13
Exercised		(9,800)	$2.70	(162,644)	$2.76	(55,485)	$0.00

Outstanding - end of year	(a)	1,467,200	$4.28	1,603,966	$4.16	1,768,610	$4.16

Fully vested and expected to vest at year end	(b)	1,422,200	$4.30

Exercisable at end of year	(b)	1,422,200	$4.30	1,520,466	$4.32	1,613,410	$4.14

Weighted average fair value of options granted					$1.85		$1.42

(a)	Weighted average remaining contractual terms of 4 years and aggregate intrinsic value of $146,000.

(b)	Weighted average remaining contractual terms of 3.9 years and aggregate intrinsic value of $136,000.

As of December 31, 2007, there was $81,000 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted-average period of 4 years.

The fair value of each option award is estimated on the date of grant using the Black-Sholes option pricing model using the following weighted-average assumptions for the years ended December 31, 2006 and 2005:

	2006	2005

Dividend yield	0.00%	0.00%
Expected volatility	50.40%	53.00%
Risk-free interest rate	4.82%	4.30%
Expected life (in years)	7.5	5.00

During 2006, the Company took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for the option grants. The weighted average expected life reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility is based on historical volatility over the expected term.

NOTE I - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, Siebert enters into transactions in various financial instruments with off-balance sheet risk. This risk includes both market and credit risk, which may be in excess of the amounts recognized in the statement of financial condition. As of December 31, 2007 and 2006, no such financial istruments were outstanding.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. In the event that customers are unable to fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customers’ obligations. Securities transactions entered into as of December 31, 2007 settled with no adverse effect on Siebert’s financial condition. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements.

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER

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

Future minimum base rental payments under these operating leases are as follows:

Year Ending December 31,	Amount

2008	1,105,000
2009	905,000
2010	709,000
2011	172,000
2012	68,000

$2,959,000

Rent expense, including escalations for operating costs, amounted to approximately $1,314,000, $1,071,000 and $985,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

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

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2007, 2006 and 2005.

Siebert is party to a Secured Demand Note Collateral Agreement with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. The secured demand note payable held by SBS and a related $1,200,000 receivable due from SBS are included in investments in and advances to equity investees in the accompanying consolidated statement of financial condition. Amounts that Siebert is obligated to lend under this arrangement are collateralized by cash equivalents of $1,300,000.

NOTE K – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated statements of financial condition for cash, cash equivalents, receivable from broker, accounts payable and accrued liabilities approximate fair value due to the short term maturities of those instruments.

NOTE L - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007					2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$8,072,000	$8,139,000	$7,450,000	$10,253,000	(a)	$7,830,000	$8,856,000	$7,732,000	$8,201,000
Net income	$985,000	$716,000	$(595,000)	$1,152,000	(a)	$552,000	$1,341,000	$897,000	$635,000
Earnings per share:
Basic	$0.04	$0.03	$(0.03)	$0.05		$0.02	$0.06	$0.04	$0.03
Diluted	$0.04	$0.03	$(0.03)	$0.05		$0.02	$0.06	$0.04	$0.03

(a) Includes $2,024,000 gain from settlement of lawsuit (See Note B).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2007 and 2006, and the related statements of operations, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2007 and 2006, and the results of its operations changes in members’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
February 26, 2008

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Financial Condition

	December 31,

	2007	2006

ASSETS
Cash and cash equivalents	$11,651,394	$9,916,728
Securities owned, at market value	180,871
Accounts receivable	1,354,222	1,311,516
Receivable from affiliate	55,345	10,909
Receivable from broker	2,734,082	6,153,128
Secured demand note	1,200,000	1,200,000
Furniture and equipment, net	204,190	194,745
Other assets	504,608	462,636

	$17,884,712	$19,249,662

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to affiliate	$188,581	$55,556
Accounts payable and accrued expenses	6,595,662	7,300,510

	6,784,243	7,356,066

Subordinated debt	1,200,000	1,200,000
Commitments - Note E
Members’ capital	9,900,469	10,693,596

	$17,884,712	$19,249,662

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Operations

	Year Ended December 31,

	2007	2006	2005

Revenues:
Investment banking	$20,942,441	$22,175,826	$18,085,786
Trading profits	2,896,590	3,315,250	2,597,064
Interest and other	586,643	743,533	403,260

	24,425,674	26,234,609	21,086,110

Expenses:
Employee compensation and benefits	16,208,308	15,563,860	12,890,686
Clearing fees	552,552	365,216	370,003
Communications	635,037	593,246	539,191
Occupancy	661,172	655,677	640,666
Professional fees	97,276	290,797	633,137
Interest	96,000	96,000	96,000
State and local income tax	324,571	182,004	151,214
General and administrative	3,011,081	2,599,982	2,388,043

	21,585,997	20,346,782	17,708,940

Net income	$2,839,677	$5,887,827	$3,377,170

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Members’ Capital

Balance - January 1, 2005	$7,444,390
Distributions to members	(3,202,770)
Net income	3,377,170

Balance - December 31, 2005	7,618,790
Distributions to members	(2,813,021)
Net income	5,887,827

Balance - December 31, 2006	10,693,596
Distributions to members	(3,632,804)
Net income	2,839,677

Balance - December 31, 2007	$9,900,469

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Cash Flows

	Year Ended December 31,

	2007	2006	2005

Cash flows from operating activities:
Net income	$2,839,677	$5,887,827	$3,377,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,358	77,491	68,824
Changes in:
Securities owned, at market value	(180,871)	580,145	(570,134)
Accounts receivable	(42,706)	(291,222)	487,692
Receivable from broker	3,419,046	(5,985,081)	(160,569)
Other assets	(41,972)	(47,900)	(71,305)
Payable to (receivable from) affiliate	88,589	(35,258)	(45,983)
Accounts payable and accrued expenses	(704,848)	2,055,305	1,689,829

Net cash provided by operating activities	5,453,273	2,241,307	4,775,524

Cash flows used in investing activities:
Purchase of property and equipment	(85,803)	(23,640)	(113,722)

Cash flows used in financing activities:
Distributions to members	(3,632,804)	(2,813,021)	(3,202,770)

Net increase (decrease) in cash and cash equivalents	1,734,666	(595,354)	1,459,032
Cash and cash equivalents - beginning of year	9,916,728	10,512,082	9,053,050

Cash and cash equivalents - end of year	$11,651,394	$9,916,728	$10,512,082

Supplemental disclosures of cash flow information:
Taxes paid	$304,570	$152,000	$120,000
Interest paid	$96,000	$96,000	$96,000

See Notes to Financial Statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2007, 2006 and 2005

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

Securities transactions, commissions, revenues and expenses are recorded on a trade date basis. Securities owned are valued at market value. The resulting unrealized gains and losses are reflected in income.

Securities owned, at December 31, 2007, consist of municipal bonds.

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

[4]	Furniture and equipment, net:

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

In June 2006, the Financial accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 108 and prescribes a recognition threshold and measurement attributes for tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position, results or operations or cash flows. Pursuant to FIN 48, the Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as interest and other general and administrative expenses. The Company is not subject to any tax examination for any federal or major state tax jurisdiction for the years prior to 2004.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value and established a framework for measuring fair value. It also expands the disclosures about the use of fair value to measure assets and liabilities. SFAS 157 is effective the first fiscal year that begins after November 15, 2007. The Company expects that adoption of SFAS 157 will not have a material effect on the Company's financial statements.

[9]	Reclassification:

Certain previous years adjustments have been reclassified to conform with current year presentations.

NOTE B - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, 2007 and 2006 consists of a Secured Demand Note Collateral Agreement payable to Muriel Siebert & Co., Inc. (“Siebert”), in the amount of $1,200,000, bearing interest at 8% and due August 31, 2009. Interest expense paid to Siebert for each of the years ended 2007, 2006 and 2005 amounts to $96,000, $96,000 and $96,000, respectively.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission’s (the “SEC”) Uniform Net Capital Rule. To the extent that such borrowing is required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,300,000 at December 31, 2007 and 2006. Interest earned on the collateral amounted to approximately $74,000, $67,000 and $52,000 in 2007, 2006 and 2005, respectively.

NOTE C - FURNITURE AND EQUIPMENT, NET

Furniture and equipment consist of the following:

	2007	2006

Equipment	$492,782	$437,684
Furniture and fixtures	185,084	170,492

	677,866	608,176
Less accumulated depreciation and amortization	(473,676)	(413,431)

	$204,190	$194,745

NOTE D - NET CAPITAL

The Company is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2007 and 2006, the Company had net capital of $10,028,000 and $10,965,000, respectively, which was $9,575,000 and $10,474,000, respectively, in excess of its required net capital and its ratio of aggregate indebtedness to net capital was .68 to 1 and .67 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

NOTE E - COMMITMENTS

The Company rents office space under long-term operating leases expiring through 2013. These leases call for base rent plus escalations for taxes and operating expenses. Future minimum base rent under these operating leases are as follows:

Year	Amount

2008	$510,000
2009	477,000
2010	311,000
2011	188,000
2012	190,000
2013	165,000

$1,841,000

Rent expense including taxes and operating expenses for 2007, 2006 and 2005 amounted to $661,172, $655,677 and $640,666, respectively.

NOTE F - OTHER

During each of 2007, 2006 and 2005, the Company was charged $240,000 by Siebert for general and administrative services.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair and President

Date:	March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Muriel F. Siebert	Chair, President and Director (principal executive officer)	March 31, 2008

Muriel F. Siebert

/s/ Jeanne Rosendale	Executive Vice President,	March 31, 2008
Jeanne Rosendale	and General Counsel

/s/ Joseph M. Ramos, Jr.	Chief Financial Officer	March 31, 2008
Joseph M. Ramos, Jr.	and Assistant Secretary
(principal financial and
accounting officer)

/s/ Patricia L. Francy	Director	March 31, 2008

Patricia L. Francy

/s/ Leonard M. Leiman	Director	March 31, 2008

Leonard M. Leiman

/s/ Jane H. Macon	Director	March 31, 2008

Jane H. Macon

/s/ Robert P. Mazzarella	Director	March 31, 2008

Robert P. Mazzarella

/s/ Nancy S. Peterson	Director	March 31, 2008

Nancy S. Peterson

EXHIBIT INDEX

Exhibit No.	Description Of Document

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

10.3

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

10.5	Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1997)

10.6

Strategic Alliance Agreement, dated as of April 29, 2002, by and between Intuit Inc, Muriel Siebert & Co., Inc. and Investment Solutions, Inc. (incorporated by reference to Siebert Financial Corp.’s Form 10-Q for the quarter ended June 30, 2002.)

10.7

Fully Disclosed Clearing Agreement, dated April 30, 2002, by and between the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation and Muriel Siebert & Co., Inc. (incorporated by reference to Siebert Financial Corp.’s Form 10-Q for the quarter ended June 30, 2002.)

Exhibit No.	Description Of Document

10.8

Operating Agreement of SBS Financial Products Company, LLC, dated effective as of April 19, 2005, by and among Siebert Financial Corp., Napoleon Brandford III and Suzanne Shank. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2005)

10.9

Siebert Financial Corp. 2007 Long-Term Incentive Plan (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-144680) filed with the Securities and Exchange Commission on July 18, 2007)

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