Form 10-K/A
period 2007-12-31
SIEBERT FINANCIAL CORP
filed 2008-04-01
CIK 65596

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

Explanatory Note:

Siebert Financial Corp. (the “Company”) is filing this Amendment to the Annual Report on From 10-K filed with the Securities Exchange Commission on March 31, 2008 (the “Original Report”) solely to correct a typographical error appearing in the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23 to the Original Report. No other changes are being made by means of this filing.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements

          The consolidated Financial statements for the year ended December 31, 2007 commence on page F-1 of this report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

Exhibit Numbers 10.1, 10.2, 10.5 and 10.9 are management contracts, compensatory plans or arrangements.

Exhibit No.	Description Of Document

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

21	Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001)

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Muriel F. Siebert pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed)

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (Previously filed)

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002 (Previously filed)

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes- Oxley Act of 2002 (Previously filed)

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair and President

Date:	April 1, 2008