Form 10-Q
period 2008-03-31
SIEBERT FINANCIAL CORP
filed 2008-05-15
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________________________ to ___________________________

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

Yes ☒     No ☐

          Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one) Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2008, there were 22,214,632 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(unaudited)

ASSETS
Cash and cash equivalents	$8,559,000	$34,589,000
Cash equivalents – restricted	1,300,000	1,300,000
Securities owned, at market value – Treasury bills	25,002,000
Securities owned, at market value - other	393,000	739,000
Receivable from clearing broker	2,263,000	1,683,000
Furniture, equipment and leasehold improvements, net	1,156,000	1,037,000
Investment in and advances to equity investees	5,692,000	5,902,000
Prepaid expenses and other assets	1,277,000	936,000
Intangibles, net	835,000	871,000
Deferred taxes	853,000	867,000

	$47,330,000	$47,924,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	5,224,000	5,704,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,212,346 shares outstanding at March 31, 2008 and December 31, 2007	232,000	232,000
Additional paid-in capital	18,846,000	18,832,000
Retained earnings	27,532,000	27,660,000
Less: 999,500 shares of treasury stock, at cost at March 31, 2008 and December 31, 2007	(4,504,000)	(4,504,000)

	42,106,000	42,220,000

	$47,330,000	$47,924,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,

	2008	2007

Revenues:
Commissions and fees	$6,201,000	$6,561,000
Investment banking	1,257,000	963,000
Trading profits	39,000	98,000
Interest and dividends	400,000	450,000

	7,897,000	8,072,000

Expenses:
Employee compensation and benefits	3,270,000	3,074,000
Clearing fees, including floor brokerage	1,578,000	1,409,000
Professional fees	1,186,000	1,033,000
Advertising and promotion	303,000	348,000
Communications	644,000	385,000
Occupancy	326,000	313,000
Other general and administrative	715,000	745,000

	8,022,000	7,307,000

(Loss) income from equity investees	(57,000)	934,000

(Loss) income before income taxes	(182,000)	1,699,000

(Benefit) provision for income taxes	(54,000)	714,000

Net (loss) income	$(128,000)	$985,000

Net (loss) income per share of common stock - Basic and Diluted	$(.01)	$.04
Weighted average shares outstanding - Basic	22,212,346	22,203,346
Weighted average shares outstanding - Diluted	22,212,346	22,313,728

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2008	2007

Cash flows from operating activities:
Net (loss) income	$(128,000)	$985,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	113,000	163,000
(Loss) income from equity investees	57,000	(934,000)
Distribution from equity investees	21,000	1,153,000
Deferred taxes	14,000	(20,000)
Employee stock based compensation	14,000	23,000
Unrealized loss of securities owned, at market value - other	110,000	—
Proceeds from sale of securities owned, at market value - other	236,000	—
Changes in:
Receivable from clearing broker	(580,000)	(19,000)
Accrued interest on securities owned, at market value - Treasury bills	(204,000)	—
Prepaid expenses and other assets	(341,000)	(156,000)
Accounts payable and accrued liabilities	(480,000)	(451,000)

Net cash (used in) provided by operating activities	(1,168,000)	744,000

Cash flows from investing activities:
Purchase of securities owned, at market value - Treasury bills	(24,798,000)	—
Purchase of furniture, equipment and leasehold improvements	(196,000)	(459,000)
Collection (payment) of advances made to equity investees	132,000	(534,000)

Net cash used in investing activities	(24,862,000)	(993,000)

Cash flows from financing activities:
Proceeds from exercise of options	—	11,000

Net cash provided by financing activities	—	11,000

Net decrease in cash and cash equivalents	(26,030,000)	(238,000)

Cash and cash equivalents - beginning of period	34,589,000	32,606,000

Cash and cash equivalents - end of period	$8,559,000	$32,368,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$36,000	$556,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
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

The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for a full year.

2.	Securities owned, at market value:

The Company adopted SFAS No. 157, “Fair Value Measurements,” in the first quarter of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets.

Level 2 – Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3 – valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

As of March 31, 2008:

Securities owned, at market value	Level 1	Level 2	Level 3	Total

Treasury bills	$25,002,000	—	—	$25,002,000
NASDAQ common stock	$ 393,000	—	—	$ 393,000

3.	Earnings (Loss) Per Share:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for the three months ended March 31, 2007 amounted to 110,382 additional shares, added to the basic weighted average outstanding shares of 22,203,346. The Company recognized a net loss for the three months ended March 31, 2008. Accordingly, basic and diluted common shares are the same as the effect of potentially dilutive securities would be anti-dilutive to loss per share. Potentially dilutive securities consisting of outstanding options not included in the computation of diluted (loss) income per share as the effect would have been anti-dilutive for the three months ended March 31, 2008 and 2007 amounted to 1,467,200 and 1,288,466, respectively.

4.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits. As of March 31, 2008, Siebert had net capital of approximately $29,127,000 as compared with net capital requirements of $250,000.

5.	Capital Transactions:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in the open market and in private transactions.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) as of and for the three months ended March 31, 2008 and 2007 is set forth below. Siebert holds a 49% ownership interest in SBS which serves as an underwriter for Municipal bond offerings. Income from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

	2008	2007

Total assets including secured demand note of $1,200,000 in each period due from Siebert	$16,122,000	$30,527,000
Total liabilities including subordinated liabilities of $1,200,000 in each period due to Siebert	6,358,000	18,951,000
Total members’ capital	9,765,000	11,576,000
Total revenues	4,601,000	7,657,000
Net (loss) income	(97,000)	1,902,000

Siebert charged SBS $46,000 and $60,000 for the three months ended March 31, 2008 and 2007, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounted to $4,393,000 and $5,280,000 at March 31, 2008 and 2007, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory net capital requirements.

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

The Company’s share of undistributed earnings of SBSFPC amounts to $438,000 and $837,000 at March 31, 2008 and 2007, respectively.

Summarized financial data of SBSFPC as of and for the three months March 31, 2008 and 2007 is set forth below. (Loss) income from SBSFPC is considered to be integral to the Company’s operations and material to the results of operations.

	2008	2007

Total assets	$118,229,000	$42,341,000
Total liabilities	115,716,000	38,629,000
Total members’ capital	2,513,000	3,712,000
Total revenues	88,000	184,000
Net (loss) income	(28,000)	7,000

8.	Contingent Liabilities:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007, and our unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The stock markets posted new lows in the first quarter 2008 as a result of the anxiety surrounding the housing crisis and the health of the financial services companies. Competition in the brokerage industry remains intense.

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

Recent Developments

          On January 22, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in the open market and in private transactions.

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

Results of Operations

          We believe that our business is performing relatively well, given the current business environment for discount, online and institutional brokers. We had a net loss of $128,000 for the three months ended March 31, 2008 compared to net income of $985,000 for the three months ended March 31, 2007.

          Total revenues for the three months ended March 31, 2008 were $7.9 million, a decrease of $175,000 or 2.2% from the same period in 2007.

          Commission and fee income for the three months ended March 31, 2008 was $6.2 million, a decrease of $360,000 or 5.5% from the same period in 2007 due to a decrease in commissions generated from institutional trading, fees from margin debits due to lower margin debit balances and lower rates and retail customer commissions. Retail customer volumes increased however the average commission charged per trade decreased due to more retail customer executing trades online via the internet which has a lower commission charge per ticket.

          Investment banking revenues for the three months ended March 31, 2008 were $1.3 million, an increase of $294,000 or 30.5% from the same period in 2007 due to our participation in more new issues in the debt and equity markets.

          Trading profits were $39,000 for the three months ended March 31, 2008, a decrease of $59,000 or 60.2% from the same period in 2007 due to a mark to market of our securities owned position.

          Interest and dividends for the three months ended March 31, 2008 were $400,000, a decrease of $50,000 or 11.1% from the same period in 2007 primarily due to lower interest rates.

          Total expenses for the three months ended March 31, 2007 were $8.0 million, an increase of $715,000 or 9.8% from the same period in 2007.

          Employee compensation and benefit costs for the three months ended March 31, 2008 was $3.3 million, an increase of $196,000 or 6.4% for the same period in 2007. This increase was due to an increase in commissions paid based on production, hiring of new sales traders and employee health benefits offset by a decrease in bonus accruals.

          Clearing and floor brokerage costs for the three months ended March 31, 2008 were $1.6 million, an increase of $169,000 or 12.0% from the same period in 2007 due to an increase in volume of trade executions for retail customers and commission recapture operations offset by a decrease in listed floor executions for institutional customers.

          Professional fees were $1.2 million for the three months ended March 31, 2008, an increase of $153,000, or 14.8% for the same period in 2007 due to an increase in consulting fees relating to the commission recapture business, compliance with Sarbanes-Oxley and consultants assisting with the development of the front end system.

          Advertising and promotion expenses for the three months ended March 31, 2008 were $303,000, a decrease of $45,000 or 12.9% from the same period in 2007 primarily due to the reduction of print advertising in 2008.

          Communications expense for the three months ended March 31, 2008, was $644,000, an increase of $259,000 or 67.3% from the same period in 2007 primarily due to an increase in costs associated with our new website.

          Occupancy costs for the three months ended March 31, 2008 were $326,000, an increase of $13,000 or 4.2% from the same period in 2007 due to an increase in rents in the Florida branches.

          Other general and administrative expenses were $715,000, a decrease of $30,000 or 4.0% from the same period in 2007 primarily due to a decrease in placement fees, travel and entertainment, depreciation and amortization and printing costs offset by increases in repairs made to our new West Palm Beach office.

          Loss from Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended March 31, 2008 was $47,000 compared to income of $932,000, from the same period in 2007. This decrease was due to SBS participating in fewer managed and co-managed transactions. SBS serves as an underwriter for municipal bond offerings. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for the three months ended March 31, 2008, was $9,000 as compared to income of $2,000 from the same period in 2007. This decrease is due to a decrease in the number of transactions during the period. SBSFPC engages in derivatives transactions related to the municipal underwriting business. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          For the three months ended March 31, 2008 we recorded a benefit for taxes of $54,000 due to our loss before taxes of $182,000 and for the three months ended March 31, 2007 we recorded a provision of $714,000 due to our income before tax of $1,699,000.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at March 31, 2008 were $47 million. As of that date, $36 million, or 76%, of our total assets were regarded by us as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2008, Siebert’s regulatory net capital was $29.1 million, $28.9 million in excess of its minimum capital requirement of $250,000.

          We also intend to acquire shares of our common stock pursuant to our share buy back program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Working capital is generally temporarily invested in dollar denominated money market funds and United States Treasury Bills. These investments are not subject to material changes in value due to interest rate movements.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

          We are involved in various routine lawsuits of a nature we deemed to be customary and incidental to our business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 1A. Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On May 15, 2000, our Board of Directors authorized a buy back of up to one million shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. No purchases of common stock were made under this program during the first quarter of 2008. We have purchased 999,500 shares of our common stock under this program and an additional 500 shares of our common stock may be purchased under this program.

          On January 22, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. We intend to continue acquiring shares pursuant to our stock repurchase program based upon the price of the stock and in accordance with applicable rules and regulations. No purchases of our common stock were made under this program during the first quarter of 2008.

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

Dated: May 15, 2008

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 15, 2008