Form 10-Q
period 2008-06-30
SIEBERT FINANCIAL CORP
filed 2008-08-14
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________________ to _________________________

Commission file number 0-5703
Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

885 Third Avenue, New York, NY 10022

(Address of Principal Executive Offices)

(212) 644-2400

(Registrant’s Telephone Number, Including Area Code)

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

Yes ☐      No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 23, 2008, there were 22,208,550 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2008 (Unaudited)	December 31, 2007

ASSETS
Cash and cash equivalents	$6,699,000	$34,589,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	2,655,000	1,683,000
Securities owned, at market value – Treasury bills	25,086,000
Securities owned, at market value – other	271,000	739,000
Furniture, equipment and leasehold improvements, net	1,284,000	1,037,000
Investment in and advances to equity investees	6,608,000	5,902,000
Prepaid expenses and other assets	920,000	936,000
Intangibles, net	815,000	871,000
Deferred taxes	846,000	867,000

	$46,484,000	$47,924,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	4,276,000	5,704,000

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,208,430 shares outstanding at June 30, 2008 and 23,211,846 shares issued and 22,212,346 shares outstanding at December 31, 2007	232,000	232,000
Additional paid-in capital	18,860,000	18,832,000
Retained earnings	27,632,000	27,660,000
Less: 1,003,416 shares of treasury stock, at cost at June 30, 2008 and 999,500 shares of treasury stock, at cost December 31, 2007	(4,516,000)	(4,504,000)

	42,208,000	42,220,000

	$46,484,000	$47,924,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues:
Commissions and fees	$5,832,000	$6,607,000	$12,033,000	$13,168,000
Investment banking	1,187,000	989,000	2,444,000	1,952,000
Trading profits	213,000	107,000	252,000	205,000
Interest and dividends	143,000	436,000	543,000	886,000

	7,375,000	8,139,000	15,272,000	16,211,000

Expenses:
Employee compensation and benefits	2,630,000	2,881,000	5,900,000	5,955,000
Clearing fees, including floor brokerage	1,501,000	1,558,000	3,079,000	2,967,000
Professional fees	2,013,000	1,275,000	3,199,000	2,308,000
Advertising and promotion	301,000	170,000	604,000	518,000
Communications	646,000	400,000	1,290,000	785,000
Occupancy	317,000	329,000	643,000	642,000
Other general and administrative	668,000	714,000	1,383,000	1,459,000

	8,076,000	7,327,000	16,098,000	14,634,000

Income from equity investees	1,636,000	422,000	1,579,000	1,356,000

Income before income taxes	935,000	1,234,000	753,000	2,933,000

Provision for income taxes	367,000	518,000	313,000	1,232,000

Net Income	$568,000	$716,000	$440,000	$1,701,000

Net income per share of common stock -
Basic and Diluted	$.03	$.03	$.02	$.08
Weighted average shares outstanding -
Basic	22,211,895	22,206,546	22,212,120	22,204,955
Diluted	22,264,067	22,308,769	22,264,654	22,311,526

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2008	2007

Cash flows from operating activities:
Net income	$440,000	$1,701,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	220,000	338,000
Income from equity investees	(1,579,000)	(1,356,000)
Deferred taxes	21,000	(39,000)
Distribution from equity investees	812,000	2,144,000
Employee stock based compensation	28,000	47,000
Unrealized loss of securities owned, at market value - other	232,000
Proceeds from sale of securities owned, at market value - other	236,000
Changes in:
Receivable from clearing brokers	(972,000)	2,000
Prepaid expenses and other assets	16,000	(668,000)
Accrued interest on securities owned, at market value – Treasury bills	(288,000)	(380,000)
Accounts payable and accrued liabilities	(1,428,000)	(80,000)

Net cash (used in) provided by operating activities	(2,262,000)	1,709,000

Cash flows from investing activities:
Purchase of securities owned, at market value – Treasury bills	(24,798,000)
Purchase of furniture, equipment and leasehold improvements	(411,000)	(688,000)
Net advances repaid by (made to) equity investees	61,000	(60,000)

Net cash used in investing activities	(25,148,000)	(748,000)

Cash flows from financing activities:
Dividend on common stock	(468,000)	(560,000)
Proceeds from exercise of options		11,000
Repurchase of common stock	(12,000)

Net cash used in financing activities	(480,000)	(549,000)

Net (decrease)/increase in cash and cash equivalents	(27,890,000)	412,000

Cash and cash equivalents - beginning of period	34,589,000	32,606,000

Cash and cash equivalents - end of period	$6,699,000	$33,018,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$239,000	$2,046,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

1.	Organization and Basis of Presentation:

The consolidated financial statements include the accounts of Siebert Financial Corp. (the “Company”) and its wholly owned subsidiaries Muriel Siebert & Co., Inc. (“Siebert”) and Siebert Women’s Financial Network, Inc. (“WFN”). All material intercompany balances have been eliminated. Investment in two entities in which the Company has ownership interests of 49% and 33.33% and which are integral to the Company’s operations are accounted for by the equity method. The statements are unaudited; however, in the opinion of management, all adjustments considered necessary to reflect fairly for the period ended June 30, 2008 and 2007. The Company’s financial position and results of operations, consisting of normal recurring adjustments, have been included.

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

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3 – valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

As of June 30, 2008:

Securities owned, at market value	Level 1	Level 2	Level 3	Total

Treasury bills	$25,086,000	—	—	$25,086,000
NASDAQ common stock	$271,000	—	—	$271,000

3.	Earnings per Share:

Basic earnings per share is calculated by dividing net income by the weighted average outstanding shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for the three months ended June 30, 2008 and 2007 amounted to 52,172 and 102,223 additional shares, respectively, added to the basic weighted average outstanding shares of 22,211,895 and 22,206,546, respectively and for the six months ended June 30, 2008 and 2007 amounted to 52,534 and 106,571 additional shares, respectively added to the basic weighted average outstanding shares of 22,212,120 and 22,204,955, respectively. Potentially dilutive securities consisting of outstanding options not included in the computation of diluted income per share as the effect would have been anti-dilutive for all periods amounted to 1,162,500.

4.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of June 30, 2008, Siebert had net capital of approximately $28,283,000 as compared with net capital requirements of $250,000.

5.	Capital Transactions:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2008, 3,916 shares have been purchased at an average price of $3.39 per share, including 500 shares from a buy back authorized in 2000.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) is set forth below. Siebert holds a 49% ownership interest in SBS which serves as an underwriter for municipal bond offerings. Income from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

	June 30,

	2008	2007

Total assets including secured demand note of $1,200,000 due from Siebert	$18,071,000
Total liabilities including subordinated liabilities of $1,200,000 due to Siebert	6,533,000
Total members’ capital	11,538,000
Six months ended:
Total revenues	15,451,000	14,087,000
Net income	3,259,000	2,863,000
Three months ended:
Total revenues	10,850,000	6,430,000
Net income	3,356,000	961,000

Siebert charged SBS $65,000 and $120,000 for the six months ended June 30, 2008 and 2007, respectively, and $19,000 and $60,000 for the three months ended June 30, 2008 and 2007, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of undistributed earnings from SBS amounted to $5,262,000 at June 30, 2008. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory and net capital requirements.

7.	SBS Financial Products Company, LLC

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in, SBS Financial Products Company, LLC, (“SBSFPC”) which engages in derivatives transactions related to the municipal underwriting business.

The Company’s share of undistributed earnings of SBSFPC amounted to $413,000 at June 30, 2008.

Summarized financial data of SBSFPC is set forth below. Income/(loss) from SBSFPC is considered to be integral to the Company’s operations and material to the results of operations.

	June 30,

	2008	2007

Total assets	$83,882,000
Total liabilities	81,442,000
Total members’ capital	2,440,000
Six months ended:
Total revenues	144,000	217,000
Net loss	(53,000)	(140,000)
Three months ended:
Total revenues	56,000	33,000
Net loss	(25,000)	(147,000)

8.	Commitments and Contingent Liabilities:

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

On June 9, 2008, the Board of Directors declared a dividend of ten cents per share on the common stock of the Company, which was paid on June 30, 2008 to shareholders of record at the close of business on June 23, 2008.

The Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The uncertainty over the state of the economy downturn in the real estate and mortgage markets weighed on the financial markets during the second quarter of 2008 and due to the high price of oil and the continues to affect interest in buying stocks. Competition in the brokerage industry remains intense although many of Siebert’s competitors have been consolidated or have gone out of business.

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

Recent Developments

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2008, 3,916 shares have been purchased at an average price of $3.39 per share, including 500 shares from a buy back authorized in 2000.

          On June 9, 2008, the Board of Directors declared a dividend of ten cents per share on common stock of the Company, which was paid on June 30, 2008 to shareholders of record at the close of business on June 23, 2008. The Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders.

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

Results of Operations

          We believe that our business reflects the current difficult business environment for discount and online and institutional brokers. We had net income of $568,000 and $440,000 for the three months and six months ended June 30, 2008, respectively.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

          Total revenues for the three months ended June 30, 2008 were $7.4 million, a decrease of $764,000 or 9.4% from the same period in 2007.

          Commission and fee income for the three months ended June 30, 2008 was $5.8 million, a decrease of $775,000 or 11.7% from the same period in 2007 due to a decrease in institutional trading and the commission recapture operation as well as a reduction in commissions generated by a decrease in retail customers trading volumes and a decrease in the average commission charged per trade.

          Investment banking revenues for the three months ended June 30, 2008 were $1.2 million, an increase of $198,000 or 20.0% due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $213,000 for the three months ended June 30, 2008, an increase of $106,000 or 99.1% over the same period in 2007 due to an overall increase in trading volume.

          Interest and dividends for the three months ended June 30, 2008 were $143,000, a decrease of $293,000 or 67.2% from the same period in 2007 primarily due to lower interest rates.

          Total expenses for the three months ended June 30, 2008 were $8.1 million, an increase of $749,000 or 10.2% from the same period in 2007.

          Employee compensation and benefit costs for the three months ended June 30, 2008 were $2.6 million, a decrease of $251,000 or 8.7% from the same period in 2007. This decrease was due to decreases in commissions paid based on production, and health benefits due to a reduced headcount in administrative and customer service staff and staff bonus accrual; partially offset by an increase in the hiring of institutional sales traders.

          Clearing and floor brokerage costs for the three months ended June 30, 2008 were $1.5 million, a decrease of $57,000 or 3.7% from the same period in 2007 primarily due to a decrease in listed floor executions for institutional customers executed at the New York Stock Exchange and a decrease in volume relating to the commission recapture operations.

          Professional fees for the three months ended June 30, 2008, were $2.0 million, an increase of $738,000 or 57.9% from the same period in 2007 primarily due to an increase in legal fees relating to former employee matters, consulting fees relating to the commission recapture business and compliance with Sarbanes-Oxley and consultants assisting with the development of the front end computer system.

          Advertising and promotion expenses for the three months ended June 30, 2008 were $301,000, an increase of $131,000 or 77.1% from the same period in 2007 primarily due to marketing and promotional expenses relating to the new front end computer system.

          Communications expense for the three months ended June 30, 2008, was $646,000, an increase of $246,000 or 61.5% from the same period in 2007 due primarily to an increase in costs associated with our new website.

          Occupancy costs for the three months ended June 30, 2008 were $317,000, a decrease of $12,000 or 3.7% from the same period in 2007 due to reduced rents for new space in the California branch offset by increased rent for new space in our West Palm Beach branch.

          Other general and administrative expenses for the three months ended June 30, 2008 were $668,000, a decrease of $46,000 or 6.4% from the same period in 2007 due to the decrease in depreciation and amortization expenses, placement fees, printing costs, postage, supplies and exchange fees.

          Income from Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended June 30, 2008, was $1.6 million, an increase of $1.1 million or 249.0% from the same period in 2007. SBS serves as an underwriter for municipal bond offerings. This increase was due to SBS participating as manager or co-manager in more transactions. Loss from the our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for the three months ended June 30, 2008, was $9,000 as compared to a loss of $49,000 from the same period in 2007. This decrease was due to a decrease in the number of transactions during the period. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax provision for the three months ended June 30, 2008 and 2007 was $367,000 and $518,000, respectively, due to our income before income tax of $935,000 and $1,234,000, respectively.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

          Total revenues for the six months ended June 30, 2008 were $15.3 million, a decrease of $939,000 or 5.8% from the same period in 2007.

          Commission and fee income for the six months ended June 30, 2008 was $12.0 million, a decrease of $1.1 million or 8.6% from the same period in 2007 due to a decrease in institutional trading and in the commission recapture operation. Retail customer volumes increased; however, the average commission charged per trade decreased due to more retail customers executing trades online via the Internet, which has a lower commission charge per ticket.

          Investment banking revenues for the six months ended June 30, 2008 were $2.4 million, an increase of $492,000 or 25.2% from the same period in 2007 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $252,000 for the six months ended June 30, 2008, an increase of $47,000 or 22.9% over the same period in 2007 due to an overall increase in trading volume.

          Interest and dividends for the six months ended June 30, 2008 were $543,000, a decrease of $343,000 or 38.7% from the same period in 2007 primarily due to lower interest rates.

          Total expenses for the six months ended June 30, 2008 were $16.1 million, an increase of $1.5 million or 10.0% from the same period in 2007.

          Employee compensation and benefit costs for the six months ended June 30, 2008 were $5.9 million, a decrease of $55,000 or 1.0% from the same period in 2007. This decrease was due to a decrease in commissions paid based on production and staff bonus accruals partially offset by hiring of additional institutional sales traders.

          Clearing and floor brokerage costs for the six months ended June 30, 2008 were $3.1 million, an increase of $112,000 or 3.8% from the same period in 2007, primarily due to an increase in volume of trade executions for retail customers offset by a decrease in listed floor executions for institutional customers executed at the New York Stock Exchange and volume relating to the commission recapture operation.

          Professional fees for the six months ended June 30, 2008, were $3.2 million, an increase of $891,000 or 38.6% from the same period in 2007 primarily due to an increase in legal fees relating to former employee matters, consulting fees relating to the commission recapture business and compliance with Sarbanes-Oxley and consultants assisting with the development of the front end computer system.

          Advertising and promotion expenses for the six months ended June 30, 2008 were $604,000, an increase of $86,000 or 16.6% from the same period in 2007 primarily due to marketing and promotional expenses relating to the new front end computer system.

          Communications expense for the six months ended June 30, 2008, was $1.3 million, an increase of $505,000 or 64.3% from the same period in 2007 due primarily to an increase in costs associated with our new website.

          Occupancy costs for the six months ended June 30, 2008 were $643,000, an increase of $1,000 from the same period in 2007 due to an increase in rents for new space in our West Palm Beach branch offset by reduced rents in the California branch.

          Other general and administrative expenses for the six months ended June 30, 2008 were $1.4 million, a decrease of $76,000 or 5.2% from the same period in 2007. This decrease was a result of decreases in depreciation and amortization, travel and entertainment, placement fees, printing and exchange fees offset by increases in subscriptions, transportation costs and office equipment.

          Income from the Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”) for the six months ended June 30, 2008, was $1.6 million, compared to income of $1.4 million, an increase of $194,000 or 13.8% from the same period in 2007. This increase was due to an increase in SBS participating in more municipal bond offerings. SBS serves as an underwriter for municipal bond offerings. Loss from our equity investment in SBS Financial Products Company, LLC an entity in which we hold a 33% equity interest (“SBSFPC”) for the six months ended June 30, 2008, was $18,000 as compared to a loss of $47,000 from the same period in 2007. This decrease was due to a decrease in the number of the transactions SBSFPC entered into in 2008.

          The tax provisions for the six months ended June 30, 2008 and 2007 were $313,000 and $1.2 million, respectively, based on our income before income tax of $753,000 million and $2.9 million, respectively.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at June 30, 2008 were $47 million. As of that date, we regarded $34.4 million, or 74%, of total assets as highly liquid.

          On June 9, 2008, our Board of Directors declared a dividend of ten cents per share on common stock, which was paid on June 30, 2008 to shareholders of record at the close of business on June 23, 2008. Our Chief Executive Officer waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2008, Siebert’s regulatory net capital was $28.3 million, $28.0 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2008, 3,916 shares have been purchased at an average price of $3.39 per share, including 500 shares from a buy back authorized in 2000.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to lend to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts pledged by

Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2010, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We generally invest working capital temporarily in dollar denominated money market funds and United States Treasury Bills. These investments are not subject to material changes in value due to interest rate movements.

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

On January 22, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock.

A summary of our repurchase activity for the three months ended June 30, 2008 is as follows:

Issuer Purchases of Issuer Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans

April 2007	0		0	300,500

May 2007	100	$3.23	100	300,400

June 2007	3,816	$3.40	3,816	296,584

Total	3,916	$3.39	3,916	296,584

All of the purchases were made in the open market transactions.

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting on June 3, 2008. At that meeting, the following matters were voted on and received the votes indicated:

(1) Election of Directors	For	Withheld

Muriel F. Siebert	22,500,679	406,222

Patricia L. Francy	22,785,717	121,184

Jane H. Macon	22,501,780	405,121

Leonard M. Leiman	21,569,289	337,612

Nancy S. Peterson	21,829,579	77,322

Robert P. Mazzarella	22,829,714	77,187

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

Dated: August 14, 2008

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 14, 2008