Form 10-Q
period 2008-09-30
SIEBERT FINANCIAL CORP
filed 2008-11-14
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Yes ☐      No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 28, 2008, there were 22,206,520 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2008 (Unaudited)	December 31, 2007

ASSETS
Cash and cash equivalents	$31,365,000	$34,589,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	1,934,000	1,683,000
Securities owned, at market value	312,000	739,000
Furniture, equipment and leasehold improvements, net	1,469,000	1,037,000
Investments in and advances to equity investees	6,355,000	5,902,000
Prepaid expenses and other assets	1,669,000	936,000
Intangibles, net	795,000	871,000
Deferred taxes	1,040,000	867,000

	$46,239,000	$47,924,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	4,391,000	5,704,000

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,204,234 shares outstanding at September 30, 2008 and 23,211,846 shares issued and 22,212,346 shares outstanding at December 31, 2007	232,000	232,000
Additional paid-in capital	19,445,000	18,832,000
Retained earnings	26,701,000	27,660,000
Less: 1,007,612 shares of treasury stock, at cost at September 30, 2008 and 999,500 shares of treasury stock, at cost December 31, 2007	(4,530,000)	(4,504,000)

	41,848,000	42,220,000

	$46,239,000	$47,924,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues:
Commissions and fees	$6,052,000	$6,096,000	$18,085,000	$19,264,000
Investment banking	400,000	713,000	2,844,000	2,665,000
Trading profits	549,000	190,000	801,000	395,000
Interest and dividends	164,000	451,000	707,000	1,337,000

	7,165,000	7,450,000	22,437,000	23,661,000

Expenses:
Employee compensation and benefits	2,991,000	2,582,000	8,891,000	8,537,000
Clearing fees, including floor brokerage	1,695,000	1,241,000	4,774,000	4,208,000
Professional fees	2,332,000	2,240,000	5,531,000	4,548,000
Advertising and promotion	253,000	120,000	857,000	638,000
Communications	597,000	753,000	1,887,000	1,538,000
Occupancy	338,000	317,000	981,000	959,000
Other general and administrative	673,000	690,000	2,056,000	2,149,000

	8,879,000	7,943,000	24,977,000	22,577,000

Income (loss) from equity investees	108,000	(395,000)	1,687,000	961,000

(Loss) income before income taxes	(1,606,000)	(888,000)	(853,000)	2,045,000

(Benefit) provision for income taxes	(675,000)	(293,000)	(362,000)	939,000

Net (loss) income	$(931,000)	$(595,000)	$(491,000)	$1,106,000

Net (loss) income per share of common stock - Basic and Diluted	$(.04)	$(.03)	$(.02)	$.05
Weighted average shares outstanding -
Basic	22,205,456	22,206,546	22,209,883	22,205,491
Diluted	22,205,456	22,206,546	22,209,883	22,281,407

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2008	2007

Cash flows from operating activities:
Net (loss) income	$(491,000)	$1,106,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	342,000	498,000
Income from equity investees	(1,687,000)	(961,000)
Deferred taxes	(173,000)	22,000
Distribution from equity investees	1,078,000	2,419,000
Employee stock based compensation	613,000	70,000
Unrealized loss of securities owned, at market value – other	191,000
Proceeds from sale of securities owned, at market value - other	236,000
Changes in:
Receivable from clearing brokers	(251,000)	390,000
Prepaid expenses and other assets	(733,000)	(943,000)
Accounts payable and accrued liabilities	(1,313,000)	280,000

Net cash (used in) provided by operating activities	(2,188,000)	2,881,000

Cash flows from investing activities:

Purchase of securities owned, at market value		(248,000)
Purchase of furniture, equipment and leasehold improvements	(698,000)	(624,000)
Collection/(payment) of net advances made to equity investees	156,000	(73,000)

Net cash used in investing activities	(542,000)	(945,000)

Cash flows from financing activities:
Dividend on common stock	(468,000)	(560,000)
Proceeds from exercise of options		11,000
Repurchase of common stock	(26,000)

Net cash used in financing activities	(494,000)	(549,000)

Net (decrease)/increase in cash and cash equivalents	(3,224,000)	1,387,000

Cash and cash equivalents - beginning of period	34,589,000	32,606,000

Cash and cash equivalents - end of period	$31,365,000	$33,993,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$567,000	$2,058,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

1.	Organization and Basis of Presentation:

The consolidated financial statements include the accounts of Siebert Financial Corp. (the “Company”) and its wholly owned subsidiaries Muriel Siebert & Co., Inc. (“Siebert”) and Siebert Women’s Financial Network, Inc. (“WFN”). All material intercompany balances and transactions have been eliminated. Investment in two entities in which the Company has ownership interests of 49% and 33.33% are accounted for by the equity method. The statements are unaudited; however, in the opinion of management these financial statements reflect all adjustments consisting of normal recurring accruals considered necessary to reflect fairly for the period ended September 30. 2008 and 2007, the Company’s financial position and results of operations.

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

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3 – valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

As of September 30, 2008:

Securities owned, at market value	Level 1	Level 2	Level 3	Total

NASDAQ common stock	$312,000	-	-	$312,000

3.	Earnings (loss) per Share:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding shares during the period. Diluted earnings (loss) per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which for the nine months ended September 30, 2007 amounted to 75,916 additional shares, added to the basic weighted average outstanding shares of 22,205,491. As the Company recognized a net loss for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007, basic and diluted loss per common share for such periods are the same as the effect of potentially dilutive securities would be anti-dilutive. Potentially dilutive securities consist of outstanding options to acquire 1,162,500 common shares.

4.	Net Capital

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of September 30, 2008, Siebert had net capital of approximately $28,236,000 as compared with net capital requirements of $250,000.

4.	Capital Transaction:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2008, 8,112 shares have been purchased at an average price of $3.30 per share, including 500 shares from a buy back authorized in 2000.

5.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) is set forth below. Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

	September 30

	2008	2007

Total assets including secured demand note of $1,200,000 due from Siebert	$30,766,000
Total liabilities including subordinated liabilities of $1,200,000 due to Siebert	19,556,000
Total members’ capital	11,210,000
Nine months ended:
Total revenues	22,774,000	17,895,000
Net income	3,470,000	1,977,000
Three months ended:
Total revenues	7,322,000	3,807,000
Net income (loss)	211,000	(886,000)

Siebert charged SBS $84,000 and $180,000 for the nine months ended September 30, 2008 and 2007, respectively, and $19,000 and $60,000 for the three months ended September 30, 2008 and 2007, respectively, for general and administrative services which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of SBS’s undistributed earnings amounted to $5,101,000 at September 30, 2008. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory and net capital requirements.

6.	SBS Financial Products Company, LLC

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in, SBS Financial Products Company, LLC, (“SBSFPC”) which engages in derivatives transactions related to the municipal underwriting business.

The Company’s share of SBSFPC’s undistributed earnings amounted to $416,000 at September 30, 2008.

Summarized financial data of SBSFPC is set forth below. Income from SBSFPC is considered to be integral to the Company’s operations and material to the results of operations.

	September 30

	2008	2007

Total assets	$103,237,000
Total liabilities	100,787,000
Total members’ capital	2,449,000
Nine months ended:
Total revenues	202,000	441,000
Net loss	(39,000)	(24,000)
Three months ended:
Total revenues	58,000	224,000
Net income	15,000	116,000

7.	Commitments and Contingent Liabilities:

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

Business Environment

          The financial crisis affecting the global economy has created historic volatility in the market place. Our working capital is invested in short term United States Treasury Bills, and to date the financial crisis has not had a material effect on our liquidity or financial position.

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

Recent Developments

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2008, 8,112 shares have been purchased at an average price of $3.30 per share, including 500 shares from a buy back authorized in 2000.

          On June 9, 2008, our Board of Directors declared a dividend of ten cents per share on common stock, which was paid on June 30, 2008 to shareholders of record at the close of business on June 23, 2008. Our Chief Executive Officer waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders.

Critical Accounting Policies

          We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management makes significant estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contigent assets and liabilities included in the financial statements. The estimates relate primarily to revenue and expense items in the normal course of business as to which we receive no confirmations, invoices, or other documentation at the time the books are closed for a period. We use our best judgment, based on our knowledge of these revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently received the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of intangible assets, and the fair market value of intangible assets and securities. Our management believes that its estimates are reasonable.

Results of Operations

          We believe that our business reflects the current difficult business environment for discount and online and institutional brokers. We had net loss of $931,000 and $491,000 for the three months and nine months ended September 30, 2008, respectively.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

          Total revenues for the three months ended September 30, 2008 were $7.2 million, a decrease of $285,000 or 3.8% from the same period in 2007.

          Commission and fee income for the three months ended September 30, 2008 were $6.1 million, a decrease of $44,000 or 1% from the same period in 2007. Commissions generated by retail customers decreased due to a decrease in trading volumes as well as a decrease in the average commission charged per trade offset by an increase in institutional trading and from the commission recapture operations.

          Investment banking revenues for the three months ended September 30, 2008 were $400,000, a decrease of $313,000 or 43.9% due to our participation in less new issues in the equity and debt capital markets.

          Trading profits were $549,000 for the three months ended September 30, 2008, an increase of $359,000 or 189.0% over the same period in 2007 due to the addition of a debt sales-trader and an increase in trading volume.

          Interest and dividends for the three months ended September 30, 2008 were $164,000, a decrease of $287,000 or 63.6% from the same period in 2007 primarily due to lower yields on investments in U.S. Treasury Bills.

          Total expenses for the three months ended September 30, 2008 were $8.9 million, an increase of $936,000 or 11.8% from the same period in 2007.

          Employee compensation and benefit costs for the three months ended September 30, 2008 were $3.0 million, an increase of $409,000 or 15.8% from the same period in 2007. This increase was primarily due to the expensing of stock options granted to directors of our Company which vest immediately and an increase in health insurance offset by a decrease in the staff bonus accrual.

          Clearing and floor brokerage costs for the three months ended September 30, 2008 were $1.7 million, an increase of $454,000 or 36.6% from the same period in 2007 primarily due to an increase in listed floor executions for institutional customers executed at the New York Stock Exchange, increased volume relating to the commission recapture operations and increased volume of trade executions for retail customers.

          Professional fees for the three months ended September 30, 2008, were $2.3 million, an increase of $92,000 or 4.1% from the same period in 2007 due to an increase in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the three months ended September 30, 2008 were $253,000, an increase of $133,000 or 110.8% from the same period in 2007 primarily due to an increase in print advertising and direct mailings to our retail customer base in the third quarter of 2008.

          Communications expense for the three months ended September 30, 2008, was $597,000, a decrease of $156,000 or 20.7% from the same period in 2007 primarily due to initial and one-time costs associated with our new website in the third quarter of 2007. The website was launched in the fourth quarter of 2008.

          Occupancy costs for the three months ended September 30, 2008 were $338,000, an increase of $21,000 or 6.6% from the same period in 2007 due to an increase in rent in the Florida branches and New Jersey office offset by a reduction in rent for our California branch.

          Other general and administrative expenses for the three months ended September 30, 2008 were $673,000, a decrease of $17,000 or 2.5% from the same period in 2007 due to the decrease in depreciation and amortization expenses, postage, printing, insurance, travel and entertainment, and registration fees offset by increases in exchange fees and transportation costs.

          Income from Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended September 30, 2008, was $103,000 compared to a loss of $434,000 from the same period in 2007 primarily due to SBS participating in more municipal bond offerings. SBS serves as an underwriter for municipal bond offerings. Income from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for the three months ended September 30, 2008, was $5,000 compared to income from our equity investment in SBSFPC of $39,000, a decrease of $34,000 from the same period in 2007. This decrease was due to a decrease in the number and size of the transactions SBSFPC entered into in the third quarter of 2008. Loss and income from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax benefit for the three months ended September 30, 2008 and 2007 was $675,000 and $293,000, respectively, due to our loss before benefit of $1.6 million and $888,000 for the three months ended September 30, 2008 and 2007, respectively. Such provisions represented effective tax rates of approximately 42%, respectively.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

          Total revenues for the nine months ended September 30, 2008 were $22.4 million, a decrease of $1.2 million or 5.2% from the same period in 2007.

          Commission and fee income for the nine months ended September 30, 2008 was $18.1 million, a decrease of $1.2 million or 6.1% from the same period in 2007 due to a decrease in institutional trading and retail customers trading. Retail customer volumes increased however the average commission charged per trade decreased due to more retail customers executing trades online via the Internet, which has a lower commission charge per ticket.

          Investment banking revenues for the nine months ended September 30, 2008 were $2.8 million, an increase of $179,000 or 6.7% from the same period in 2007 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $801,000 for the nine months ended September 30, 2008, an increase of $406,000 or 102.8% over the same period in 2007 due to the addition of a debt sales-trader and an increase in trading volume.

          Interest and dividends for the nine months ended September 30, 2008 were $707,000, a decrease of $630,000 or 47.1% from the same period in 2007 primarily due to lower yields on investments in U.S. Treasury Bills.

          Total expenses for the nine months ended September 30, 2008 were $25.0 million, an increase of $2.4 million or 10.6% from the same period in 2007.

          Employee compensation and benefit costs for the nine months ended September 30, 2008 were $8.9 million, an increase of $354,000 or 4.2% from the same period in 2007. This increase was primarily due to the expensing of stock options granted to directors of our Company which vest immediately and an increase in health insurance offset by a decrease in the staff bonus accrual.

          Clearing and floor brokerage costs for the nine months ended September 30, 2008 were $4.8 million, an increase of $566,000 or 13.5% from the same period in 2007 primarily due to an increase in volume of trade executions for retail customers and volume relating to the commission recapture operation offset by a decrease in listed floor executions for institutional customers executed at the New York Stock Exchange.

          Professional fees for the nine months ended September 30, 2008, were $5.5 million, an increase of $983,000 or 21.6% from the same period in 2007 primarily due to an increase in legal fees relating to a dispute with a former employee, consulting fees relating to the commission recapture business and compliance with Sarbanes-Oxley and consultants assisting with the development of the front end computer system.

          Advertising and promotion expenses for the nine months ended September 30, 2008 were $857,000, an increase of $219,000 or 34.3% from the same period in 2007 primarily due to an increase in print advertising and direct mailings to our retail customer base in the third quarter of 2008.

          Communications expense for the nine months ended September 30, 2008, was $1.9 million, an increase of $349,000 or 22.7% from the same period in 2007 primarily due to an increase in costs associated with our new website which was launched in the fourth quarter of 2008.

          Occupancy costs for the nine months ended September 30, 2008 were $981,000, an increase of $22,000 or 2.3% from the same period in 2007 due to an increase in rent in the Florida branches and New Jersey office offset by a reduction in rent for our California branch.

          Other general and administrative expenses for the nine months ended September 30, 2008 were $2.1 million a decrease of $93,000 or 4.3% from the same period in 2007. The decrease was a result of decreases in depreciation and amortization, placement fees, travel and entertainment, insurance and printing costs offset by increases in subscriptions, computer related expenses and office expenses.

          Income from the Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”) for the nine months ended September 30, 2008, was $1.7 million, compared to income of $968,000, an increase of $732,000 or 75.6% from the same period in 2007. The increase was due to SBS participating in more municipal bond offerings. SBS serves as an underwriter for municipal bond offerings. Loss from our equity investment in SBS Financial Products

Company, LLC an entity in which we hold a 33% equity interest (“SBSFPC”) for the nine months ended September 30, 2008, was $13,000 as compared to a loss from our equity investment in SBSFPC of $7,000 from the same period in 2007. This decrease was due to a limited number of transactions SBSFPC entered into in 2008 due to the competitive market place creating very narrow margins. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax benefit for the nine months ended September 30, 2008 was $362,000 based on our loss before income tax of $853,000. The tax provision for the nine months ended September 30, 2007 were $939,000 based on our income before tax of $2.1 million. Such provisions represented effective tax rates of 42% and 46%, respectively.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at September 30, 2008 were $46 million. As of that date, $33.3 million, or 72%, of total assets were regarded by us as highly liquid.

          On June 9, 2008, our Board of Directors declared a dividend of ten cents per share on common stock, which was paid on June 30, 2008 to shareholders of record at the close of business on June 23, 2008. Our Chief Executive Officer waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At September 30, 2008, Siebert’s regulatory net capital was $28.2 million, $28.0 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2008, 8,112 shares have been purchased at an average price of $3.30 per share, including 500 shares from a buy back authorized in 2000.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to lend to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2010, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder. As of September 30, 2008, no amount were outstanding under the note.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On May 15, 2000, our Board of Directors authorized a buy back of up to one million shares of our common stock.

On January 22, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock.

A summary of our repurchase activity for the three months ended September 30, 2008 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

July 2008	2,698	$3.19	6,614	293,886

August 2008	1,498	$3.25	8,112	292,388

September 2008	0		8,112	292,388

Total	0		8,112	292,388

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

Dated: November 14, 2008

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: November 14, 2008