Form 10-K
period 2008-12-31
SIEBERT FINANCIAL CORP
filed 2009-03-31
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

          The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008)), was $6,551,775.

          The number of shares of the Registrant’s outstanding Common Stock, as of March 17, 2009, was 23,214,132 shares.

          Documents Incorporated by Reference: Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2009, incorporated by reference into Part III.

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

General

          Siebert Financial Corp. (the “Company”) is a holding company that conducts its retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation (“Siebert”). Muriel F. Siebert, the first woman member of the New York Stock Exchange, is our Chairwoman and President and owns approximately 90% of our outstanding common stock, par value $.01 per share (the “Common Stock”).

          Our principal offices are located at 885 Third Avenue, New York, New York 10022, and our phone number is (212) 644-2400. Our Internet address is www.siebertnet.com. Our SEC filings are available through our website, where you are able to obtain copies of the Company’s public filings free of charge. Our Common Stock trades on the Nasdaq Global Market under the symbol “SIEB”.

Business Overview

          Siebert’s principal activity is providing Internet and traditional discount brokerage and related services to retail investors and, through its wholly owned subsidiary, Siebert Woman’s Financial Network, Inc (“WFN”), providing products, services and information all uniquely devoted to women’s financial needs. Through its Capital Markets division, Siebert also offers institutional clients equity execution services on an agency basis, as well as equity and fixed income underwriting and investment banking services. We believe that we are the largest Woman-Owned Business Enterprise (“WBE”) in the capital markets business in the country. In addition, Siebert, Brandford, Shank & Co., LLC (“SBS”), a company in which Siebert holds a 49% ownership interest, is the largest Minority and Women’s Business Enterprise (“MWBE”) in the tax-exempt underwriting business in the country.

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

          Siebert’s listed orders are routed by its clearing agent in a manner intended to afford its customers the opportunity for price improvement on all orders. Siebert’s over the counter orders are executed by its clearing agent through a network of Nasdaq market makers with no single market maker executing all trades. The firm also offers customers execution services through ARCA, Reuters’ Instinet™ systems and other electronic communication networks (“ECNs”) for an additional fee. These systems give customer’s access to all ECNs before and after regular market hours. Siebert believes that its over-the counter executions consistently afford its customers the opportunity for price improvement.

          Customers may also indicate online interest in buying or selling fixed income securities, including municipal bonds, corporate bonds, mortgage-backed securities, Government Sponsored Enterprises, Unit Investment Trusts or Certificates of Deposit. These transactions are serviced by registered representatives.

          Retail Customer Service. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers, at no additional charge, with personal service via toll-free access to dedicated customer support personnel for all of its products and services. Customer service personnel are located in each of Siebert’s branch offices. Siebert has retail offices in New York, New York; Jersey City, New Jersey; Boca Raton, Surfside, Palm Beach and Naples, Florida; and Beverly Hills, California. Siebert uses a proprietary Customer Relationship Management System that enables representatives, no matter where located, to view a customer’s service requests and the response thereto. Siebert’s telephone system permits the automatic routing of calls to the next available agent having the appropriate skill set.

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

          Siebert has established policies with respect to maximum purchase commitments for new customers or customers with inadequate collateral to support a requested purchase. Managers have some flexibility in the allowance of certain transactions. When transactions occur outside normal guidelines, Siebert monitors accounts closely until their payment obligations are completed; if the customer does not meet the commitment, Siebert takes steps to close out the position and minimize any loss. Siebert has not had significant credit losses in the last five years.

          Information and Communications Systems. Siebert relies heavily on the data technology platform provided by its clearing agent, NFS LLC (“NFS”). This platform offers an interface to NFS’ main frame computing system where all customer account records are kept and is accessible by Siebert’s networks. Siebert’s systems also utilize browser based access and other types of data communications. Siebert’s representatives use NFS systems, by way of Siebert’s technology platform, to perform daily operational functions which include trade entry, trade reporting, clearing related activities, risk management and account maintenance.

Siebert’s data technology platform offers services used in direct relation to customer related activities as well as support for corporate use. Some of these services include email and messaging, market data systems and third party trading systems, business productivity tools and customer relationship management systems. Siebert’s branch offices are connected to the main offices in New York, New York and Jersey City, New Jersey via a virtual private network. Siebert’s data network is designed with redundancy in case a significant business disruption occurs.

Siebert’s voice network offers a call center feature that can route and queue calls for certain departments within the organization. Additionally, the systems call manager offers reporting and tracking features which enable staff to determine how calls are being managed, such as time on hold, call duration and total calls by agent.

To ensure reliability and to conform to regulatory requirements related to business continuity, Siebert maintains backup systems and backup data. However, in the event of a wide spread disruption, such as a massive natural disaster, Siebert’s ability to satisfy the obligations to customers and other securities firms could be significantly hampered or completely disrupted. For more information regarding Siebert’s Business Continuity Plan, please visit our website at www.siebertnet.com or write to us at Muriel Siebert & Co., Inc., Compliance Department, 885 Third Avenue, Suite 1720, New York, NY 10022.

In November 2008, we launched a new website with a new design, easier navigation, and added functionality such as:

▪

Informative trading screens: Customers now can stay in touch while trading, double-check balances, positions and order status, see real time quotes, intraday and annual charts and news headlines – automatically – as they place orders.

▪	Multiple orders: Customers now can place as many as 10 orders at one time.

▪	Tax-lot trading: Our online equity order entry screen now allows customers to specify tax lots which display with cost basis and current gain/loss on a real-time Positions page.

▪	Trailing stop orders: Customers now can enter an order that trails the market as a percentage of share price or with a flat dollar value and the system will execute their instructions automatically.

▪	Contingent orders: Customers now can place One-Triggers-Two Bracket and One-Cancels-Other Bracket orders.

▪

Options Wizard and Strategy Builder: Customers now can review single and complex options combinations and components of each along with profit/risk potential and impact of time. The Strategy Builder presents real-time debit/credit amounts, potential maximum gain/loss and potential breakeven points by strike price.

▪	An easy-to-install desktop security program that may be installed to help protect against certain types of online fraud such as “keylogging” and “phishing.”

A majority of the original site clients have registered to use the new site and feedback is generally positive.

The Capital Markets Division

          Siebert’s Capital Markets Group (“SCM”) division serves as a co-manager, underwriting syndicate member, or selling group member on a wide spectrum of securities offerings for corporations and Federal agencies. The principal activities of the Capital Markets Division are investment banking and institutional equity execution services. SCM provides high-quality brokerage service to both institutional investors and issuers of equity and fixed-income securities.

           Siebert, Brandford, Shank handles Siebert’s tax exempt underwriting activities. Two individuals, Mr. Napoleon Brandford and Ms. Suzanne F. Shank, own 51% of the equity and are entitled to 51% of the net profits of SBS and Siebert is entitled to the balance. During 2008, SBS served as the lead manager of over $5 billion of negotiated municipal new issues and served as a co-manager in over $65 billion of negotiated municipal new issues. Clients include the States of California, Texas, New York, Ohio and Michigan and the Cities of Chicago, Detroit, Los Angeles, Houston, Dallas, Denver and New York.

          We entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with Suzanne Shank and Napoleon Brandford III, the two individual principals ( the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us. We consider operations from SBSFPC to be integral to our operations.

          SBS operates out of offices in New York, Seattle, Houston, Chicago, Detroit, Los Angeles, Washington, DC, San Antonio, Anchorage, Miami, Dallas, Atlanta, Weehawken, San Diego and Baton Rouge.

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

Competition

          Siebert encounters significant competition from full-commission, online and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations, many of which are significantly larger and better capitalized than Siebert. Although there has been consolidation in the industry in both the online and traditional brokerage business during recent years, Siebert believes that additional competitors such as banks, insurance companies, providers of online financial and information services and others will continue to be attracted to the online brokerage industry. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Some such firms are offering their services over the Internet and have devoted more resources to and have more elaborate websites than Siebert. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert believes that its main competitive advantages are high quality customer service, responsiveness, cost and products offered, the breadth of product line and excellent executions.

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

          Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2008, and 2007, Siebert had net capital of $25.6 million and $29.5 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Employees

          As of March 13, 2009, we had approximately 82 full-time employees, six of whom were corporate officers. None of our employees is represented by a union, and we believe that relations with our employees are good.

Item 1A.	RISK FACTORS

Securities market volatility and other securities industry risk could adversely affect our business

          Most of our revenues are derived from our securities brokerage business. Like other businesses operating in the securities industry, our business is directly affected by volatile trading markets, fluctuations in the volume of market activity, economic and political conditions, upward and downward trends in business and finance at large, legislation and regulation affecting the national and international business and financial communities, currency values, inflation, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived credit worthiness of the securities industry in the marketplace and the level and volatility of interest rates. Continuation of recent turmoil in the financial markets, continued weakness in general economic conditions, or other risks associated with our business and the securities industry in general could reduce trading volumes and consequently may have a material adverse effect upon our commission or fee income. We also face risks relating to trading losses, losses resulting from the ownership or underwriting of securities, counterparty failure to meet commitments, customer fraud, employee fraud, issuer fraud, errors and misconduct, failures in connection with the processing of securities transactions and litigation. A reduction in our revenues or a loss resulting from our underwriting or ownership of securities or sales or trading of securities could have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of these risks, our revenues and operating results may be subject to significant fluctuations from quarter to quarter and from year to year.

Lower price levels in the securities markets may reduce our profitability.

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

          Siebert encounters significant competition from full-commission, online and other discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations many of which are significantly larger and better capitalized than Siebert. SBS also encounters significant competition from firms engaged in the municipal finance business. Over the past several years, price wars and lower commission rates in the discount brokerage business in general have strengthened our competitors. Siebert believes that such changes in the industry will continue to strengthen existing competitors and attract additional competitors such as banks, insurance companies, providers of online financial and information services, and others. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert may not be able to compete effectively with current or future competitors.

          Some competitors in the discount brokerage business offer services which we do not, including financial advice and investment management. In addition, some competitors have continued to offer lower flat rate execution fees that are difficult for any conventional discount firm to meet. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow. Many of the flat fee brokers impose charges for services such as mailing, transfers and handling exchanges which Siebert does not and also direct their execution to captive market makers. Continued or increased competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could limit our growth or lead to a decline in Siebert’s customer base which would adversely affect our business, results of operations and financial condition.

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

          The SEC, FINRA, and various other securities and commodities exchanges and other regulatory bodies in the United States have rules with respect to net capital requirements which affect us. These rules have the effect of requiring that at least a substantial portion of a broker-dealer’s assets be kept in cash of highly liquid investments. Our compliance with the net capital requirements could limit operations that require intensive use of capital, such as underwriting or trading activities. These rules could also restrict our ability to withdraw our capital, even in circumstances where we have more than the minimum amount of required capital, which, in turn, could limit our ability to implement growth strategies. In addition, a change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount to such net capital requirements, or a significant operating loss or any unusually large charge against net capital, could have similar adverse effects.

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

          Our operations rely heavily on information processing and communications systems. Our system for processing securities transactions is highly automated. Failure of our information processing or communications systems for a significant period of time could limit our ability to process a large volume of transactions accurately and rapidly. This could cause us to be unable to satisfy our obligations to customers and other securities firms, and could result in regulatory violations. External events, such as an earthquake, terrorist attack or power failure, loss of external information feeds, such as security price information, as well as internal malfunctions such as those that could occur during the implementation of system modifications, could render part or all of these systems inoperative.

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

          Ms. Muriel F. Siebert currently owns approximately 90% of our outstanding common stock. Ms. Siebert will have the power to elect the entire Board of Directors and, except as otherwise provided by law or our Certificate of Incorporation or by-laws, to approve any action requiring shareholder approval without a shareholders meeting.

There may be no public market for our common stock.

          Only approximately 2,200,000 shares, or approximately 10% of our shares outstanding, are currently held by the public. Although our common stock is traded in The Nasdaq Global Market, there can be no assurance that an active public market will continue.

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

Siebert operates its business out of the following seven leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms

Corporate Headquarters, Retail and Investment Banking Office
885 Third Ave. New York, NY 10022	7,828	1/14/11	None

Retail Offices

9701 Wilshire Boulevard, Suite 1111 Beverly Hills, CA 90212	1,200	10/31/10	None

4400 North Federal Highway Boca Raton, FL 33431	2,438	5/31/09	None

111 Pavonia Avenue(1) Jersey City, NJ 07310	7,768	6/30/09	None

400 Fifth Avenue South, Suite 100 Naples, FL 34102	1,008	4/30/11	None

1217 South Flager Drive, 3rd Floor West Palm Beach, FL 33401	3,000	9/30/12	None

9569 Harding Avenue Surfside, FL 33154	1,150	8/30/10	None

(1)	Certain of our administrative and back office functions are performed at this location.

We believe that our properties are in good condition and are suitable for our operations.

Item 3.	LEGAL PROCEEDINGS

          We are involved in various routine lawsuits of a nature we deem to be customary and incidental to our business. In the opinion of our management, the ultimate disposition of such actions will not have a material adverse effect on our financial position or results of operations.

           Siebert terminated a clearing agreement with Pershing LLC (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that $1,500,000 that it advanced to Pershing in January 2003 should have been returned. Pershing expressed its belief that it was entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert received a release for the $3 million related to disputed claims for unreimbursed fees and costs. In 2004, Siebert decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. Siebert believes the Pershing claims are without merit and that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock trades on the Nasdaq Stock Market under the symbol “SIEB”. The high and low sales prices of our common stock reported by Nasdaq during the following calendar quarters were:

	High	Low

First Quarter - 2007	$4.50	$3.26

Second Quarter - 2007	$5.37	$3.37

Third Quarter - 2007	$4.50	$3.06

Fourth Quarter - 2007	$5.76	$3.13

First Quarter – 2008	$4.00	$2.96

Second Quarter – 2008	$3.73	$2.90

Third Quarter – 2008	$3.42	$3.00

Fourth Quarter – 2008	$3.30	$1.00

January 1, 2009 - March 17, 2009	$2.00	$1.27

          On March 17, 2009, the closing price of our common stock on the Nasdaq Global Market was $1.39 per share. There were 130 holders of record of our common stock and more than 1,500 beneficial owners of our common stock on March 13, 2009.

Dividend Policy

           Our Board of Directors periodically considers whether to declare dividends. In considering whether to pay such dividends, our Board of Directors will review our earnings capital requirements, economic forecasts and such other factors as are deemed relevant. Some portion of our earnings will be retained to provide capital for the operation and expansion of our business.

          On June 9, 2008, the Board of Directors declared a dividend of ten cents per share on the common stock of the Company, which was paid on June 30, 2008 to shareholders of record at the close of business on June 23, 2008. The total amount paid on this dividend declaration was $467,000. Ms. Muriel F. Siebert, the Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders. Other shareholders were paid dividends of $234,000.

          On June 4, 2007, the Board of Directors declared a dividend of twelve cents per share on our common stock, which was paid on June 29, 2007 to shareholders of record at the close of business on June 20, 2007. The total amount paid on this dividend declaration was $559,000. Ms. Muriel F. Siebert, the Chief Executive Officer and majority shareholder waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders. Other shareholders were paid dividends of $280,000.

          On August 9, 2006, the Board of Directors declared a dividend of eight cents per share on our common stock, which was paid on August 30, 2006 to shareholders of record at the close of business on August 21, 2006. The total amount paid on this dividend declaration was $359,000. Ms. Muriel F. Siebert, the Chief Executive Officer and majority shareholder waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders. Other shareholders were paid dividends of $180,000.

Issuer Purchase Of Equity Securities

          On May 15, 2000, our Board of Directors authorized a buy back of up to one million shares of our common stock. We completed this program in 2008.

          On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. We will purchase shares from time to time, in our discretion, in the open market and in private transactions. We purchased 2,119 shares at an average price of $1.99 in the fourth quarter of 2008.

Issuer Purchases of Equity Securities

A summary of our repurchase activity for the three months ended December 31, 2008 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

October 2008	0		9,731	290,269

November 2008	156	$2.03	9,887	290,113

December 2008	1,963	$1.99	11,850	288,150

Total	2,119	$1.99	11,850	288,150

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 with respect to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,767,200	$4.07	1,700,000

Equity compensation plans not approved by security holders(2)	41,400	—	18,600

Total	1,808,600	$4.07	1,718,600

(1)	Represents our 2007 Long-Term Incentive Plan.

(2)	Represents our 1998 Restricted Stock Award Plan.

Material Terms of the 1998 Restricted Stock Award Plan

Our 1998 Restricted Stock Award Plan provides for awards to key employees of not more than an aggregate of 60,000 shares of our common stock, subject to adjustments for stock splits, stock dividends and other changes in our capitalization, to be issued either immediately after the award or at a future date. As of December 31, 2008, 41,400 shares of our common stock under the Restricted Stock Award Plan had been awarded and were outstanding. As provided in the plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by us for the benefit of the recipients, subject to the same restrictions as the award. These dividends, without interest, are paid to the recipients upon lapse of the restrictions.

Our Performance:

The graph below compares our performance from December 31, 2003 through December 31, 2008, against the performance of the Nasdaq Market Index and a peer group. The peer group consists of A.B. Watley Group Inc., Ameritrade Holding Corporation, E*Trade Financial Corporation and The Charles Schwab Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Siebert Financial Corp., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA
(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction With Our Consolidated
Financial Statements And The Related Notes Thereto.

	2008	2007	2006	2005	2004

Income statement data:
Total Revenues	$29,750	$33,914	$28,818	$29,323	$26,392
Net (loss) income	$(1,760)	$2,258	$3,425	$1,863	$533

Net (loss) income per share of common stock
Basic	$(0.08)	$0.10	$0.15	$0.08	$0.02
Diluted	$(0.08)	$0.10	$0.15	$0.08	$0.02

Weighted average shares outstanding (basic)	22,208,372	22,206,346	22,129,566	22,093,369	22,113,228
Weighted average shares outstanding (diluted)	22,208,372	22,273,550	22,252,851	22,127,940	22,276,562

Statement of financial condition data (at year-end):

Total assets	$45,579	$47,924	$46,869	$43,027	$41,560
Total liabilities excluding subordinated borrowings	$4,995	$5,704	$6,460	$5,975	$6,460
Stockholders’ equity	$40,584	$42,220	$40,409	$37,052	$35,100
Cash dividends declared per common share (1)	$466	$559	$359	$0	$0

(1) The Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          We, like other securities firms, are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and the prospect of changes in interest rates, and demand for brokerage and investment banking services, all of which can affect our profitability. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period. To date our revenues have not been adversely affected as a result of the financial crisis.

          Competition continues to intensify among all types of brokerage firms, including established discount brokers and new firms entering the on-line brokerage business. Electronic trading continues to account for an increasing amount of trading activity, with some firms charging very low trading execution fees that are difficult for any conventional discount firm to meet. Some of these brokers, however, impose asset based charges for services such as mailing, transfers and handling exchanges which we do not currently impose, and also direct their orders to market makers where they have a financial interest. Continued competition could limit our growth or even lead to a decline in our customer base, which would adversely affect our results of operations. Industry-wide changes in trading practices, such as the continued use of Electronic Communications Networks, are expected to put continuing pressure on commissions/fees earned by brokers while increasing volatility.

          We entered into an Operating Agreement, effective as of April 19, 2005 (the “Operating Agreement”), with Suzanne Shank and Napoleon Brandford III, the two individual principals (the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us. Operations from SBSFPC is considered to be integral to our operation.

          As a result of our settlement with Intuit, Inc. of a lawsuit relating to a Strategic Alliance Agreement between Siebert and Intuit, $2,024,000 of liabilities recorded by Siebert for expenses prior to December 31, 2003, were reversed in the fourth quarter of 2007.

          On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. During 2008 we repurchased 10,231shares of common stock for an average price of $3.03.

Critical Accounting Policies

We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management makes significant estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities included in the financial statements. The estimates relate primarily to revenue and expense items in the normal course of business as to which we receive no confirmations, invoices, or other documentation, at the time the books are closed for a period. We use our best judgment, based on our knowledge of revenue transactions and expenses incurred, to estimate the amount of such revenue and expenses. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently receive the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of intangibles assets, and the fair market value of intangible assets. Our management believes that its estimates are reasonable.

Results of Operations

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

          Revenues. Total revenues for 2008 were $29.8 million, a decrease of $4.2 million, or 12.3%, from 2007. Commission and fee income decreased $1.9 million, or 7.3%, from the prior year to $24.2 million due to a decrease in revenues from institutional trading and retail customer trading. Retail customer volumes increased; however, the average commission charged per trade decreased due to more retail customers executing trades online via the Internet, which has a lower commission charge per ticket.

          Investment banking revenues increased $112,000, or 3.3%, from the prior year to $3.5 million in 2008 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits increased $608,000, or 97.4%, from the prior year to $1.2 million primarily due to the addition of a debt sales-trader and an increase in trading volume.

          Income from interest and dividends decreased $965,000, or 54.3%, from the prior year to $813,000 primarily due to lower yields on investments in U.S. Treasury Bills and lower cash balances.

          Expenses. Total expenses for 2008 were $34.2 million, an increase of $2.9 million, or 9.3%, from the prior year.

          Employee compensation and benefit costs increased $361,000 or 3.0%, from the prior year to $12.3 million primarily due to the expensing of stock options granted to directors of our Company which vest immediately and an increase in health insurance.

          Clearing and floor brokerage fees increased $771,000, or 13.5%, from the prior year to $6.5 million primarily due to an increase in volume of trade executions for retail customers and volume relating to the commission recapture operation offset by a decrease in listed floor executions for institutional customers executed at the New York Stock Exchange.

          Professional fees increased $1.4 million, or 21.0%, from the prior year to $8.1 million primarily due to an increase in legal fees relating to a dispute with a former employee, consulting fees relating to the commission recapture business and compliance with Sarbanes-Oxley and consulting fees related to the development of our front end computer system.

          Advertising and promotion expense increased $84,000, or 11.6%, from the prior year to $809,000 primarily due to an increase in print advertising, brochures and direct mailings to our retail customer base.

          Communications expense increased $550,000, or 27.3%, from the prior year to $2.6 million primarily due to an increase in costs associated with our new website which was launched in the fourth quarter of 2008.

          Occupancy costs increased $5,000, or 0.4%, from the prior year to $1.3 million due to an increase in rent in the Florida branches and New Jersey office offset by a reduction in rent for our California branch.

          Other general and administrative expenses decreased $249,000, or 8.5%, from the prior year to $2.7 million primarily due to a decrease in depreciation and amortization, placement fees, travel and entertainment, insurance and printing costs offset by increases in subscriptions, computer related expenses and office expenses.

          Income from our equity investment in Siebert, Brandford, Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for 2008 was $2.1 million compared to income of $1.4 million for 2007, an increase of $743,000, or 53.4%, primarily due to SBS participating in more and larger municipal bond offerings. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for 2008, was $435,000 as compared to income of $40,000, from the same period in 2007. This loss was primarily due to a decline in fair value of SBSFPC’s investments in the fourth quarter of 2008. Results of operations of equity investees is considered to be integral to our operations and material to the results of operations.

          Taxes. The tax benefit for the year ended December 31, 2008 was $1,031,000 based on our loss before income tax of $2,791,000. The tax provision for the year ended December 31, 2007 was $1.7 million based on our income before tax of $4.0 million. Such benefit and provision represented effective tax rates of 38% and 43%, respectively.

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

          Income from our equity investment in Siebert, Brandford, Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for 2007 was $1.4 million compared to income of $2.9 million for 2006, a decrease of $1.5 million, or 51.8%, from the same period in 2006 primarily due to SBS participating in less municipal bond offerings especially in the last six months of the year. SBS serves as an underwriter for municipal bond offerings. Income from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for 2007, was $40,000 as compared to income of $916,000, a decrease of $876,000, or 95.6%, from the same period in 2006. This decrease was due to a decrease in the number and size of the transactions. SBSFPC engages in derivatives transactions related to the municipal underwriting business. Operation from equity investees is considered to be integral to our operations and material to the results of operations.

          Taxes. The provision for income taxes decreased by $711,000, or 28.6%, from the prior year to $1.8 million due to a decrease in net income before tax to $4.0 million in 2007 from $5.9 million in 2006.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds, U.S. Treasury Bills and securities freely saleable in the open market. Our total assets at December 31, 2008 were $46 million, of which we regarded $31.3 million, or 69%, as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2008, Siebert’s regulatory net capital was $25.6 million, which was $25.3 million in excess of its minimum capital requirement of $250,000.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to loan to SBS up to $1.2 million on a subordinated basis. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents - restricted”. SBS pays Siebert interest on this amount at the rate of 8% per annum. The facility expires on August 31, 2010 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

          Below is a table that presents our obligations and commitments at December 31, 2008:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$1,851,000	$902,000	$949,000	$0	$0

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

          Through Siebert, we maintain inventories in exchange-listed and Nasdaq equity securities and municipal securities on both a long and short basis. We did not have any short positions at December 31, 2008. The Company does not directly engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity except for Siebert’s obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 4% per annum. Siebert earned interest of $64,000 from SBS in each of the years that Siebert’s commitment has been outstanding.

Financial Instruments Held For Purposes Other Than Trading:

          We generally invest working capital temporarily in dollar denominated money market funds and commercial paper. These investments are not subject to material changes in value due to interest rate movements.

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

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

          This information is incorporated by reference from our definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2009.

(b)	Identification of Executive Officers

Name	Age	Position

Muriel F. Siebert	76	Chairwoman and President

Ameen Esmail	50	Executive Vice President and Director of Business Development

Joseph M. Ramos, Jr.	50	Executive Vice President and Chief Financial Officer

Jeanne Rosendale	44	Executive Vice President and General Counsel

Daniel Iesu	49	Secretary

          Certain information regarding each executive officer’s business experience is set forth below.

          Muriel F. Siebert has been Chairwoman, President and a director of Siebert since 1967 and the Company since November 8, 1996. Ms. Siebert became the first woman member of the New York Stock Exchange on December 28, 1967 and served as the first woman Superintendent of Banks of the State of New York from 1977 to 1982. She is director of the New York State Business Council and the Boy Scouts of Greater New York. She is the founder and past president of the Women’s Forum, a former member of the State of New York Commission on Judicial Nomination and is on the executive committee of the Economic Club of New York.

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

          Daniel Iesu has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

          (c)           Compliance with Section 16(a) of the Exchange Act

          This information is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2009.

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

          The information required by this item not set forth herein is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2009.

Item 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required in this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

          The consolidated Financial statements for the year ended December 31, 2008 commence on page F-1 of this report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits required by Item 601 of the Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index. Exhibit Numbers 10.1, 10.2 and 10.6 are management contracts, compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Siebert Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of Amercia.

/s/ Eisner LLP

New York, New York
March 31, 2009

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2008	2007

ASSETS

Cash and cash equivalents	$29,617,000	$34,589,000
Cash equivalents - restricted	1,300,000	1,300,000
Receivable from clearing broker	1,682,000	1,683,000
Securities owned, at fair value	758,000	739,000
Furniture, equipment and leasehold improvements, net	1,481,000	1,037,000
Investments in and advances to affiliates	6,480,000	5,902,000
Income tax refund receivable	1,312,000
Prepaid expenses and other assets	1,026,000	936,000
Intangibles, net	775,000	871,000
Deferred taxes	1,148,000	867,000

	$45,579,000	$47,924,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$4,995,000	$5,704,000

Commitments and contingent liabilities - Note J

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,202,115 shares outstanding at December 31, 2008 and 23,211,846,shares issued and 22,212,346 shares outstanding December 31, 2007	232,000	232,000
Additional paid-in capital	19,454,000	18,832,000
Retained earnings	25,432,000	27,660,000
Less: 1,009,731 and 999,500 shares of treasury stock at cost at December 31, 2008 and 2007	(4,534,000)	(4,504,000)

	40,584,000	42,220,000

	$45,579,000	$47,924,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2008	2007	2006

Revenue:
Commissions and fees	$24,224,000	$26,119,000	$24,713,000
Investment banking	3,481,000	3,369,000	1,704,000
Trading profits	1,232,000	624,000	754,000
Settlement of lawsuit		2,024,000
Interest and dividends	813,000	1,778,000	1,647,000

	29,750,000	33,914,000	28,818,000

Expenses:
Employee compensation and benefits	12,318,000	11,957,000	10,977,000
Clearing fees, including floor brokerage	6,464,000	5,693,000	5,203,000
Professional fees	8,070,000	6,667,000	3,798,000
Advertising and promotion	809,000	725,000	920,000
Communications	2,567,000	2,017,000	1,711,000
Occupancy	1,319,000	1,314,000	1,146,000
Other general and administrative	2,693,000	2,942,000	2,955,000

	34,240,000	31,315,000	26,710,000

Income from equity investees	1,699,000	1,432,000	3,801,000

(Loss) income before income taxes	(2,791,000)	4,031,000	5,909,000
Income taxes (benefit) provision	(1,031,000)	1,773,000	2,484,000

Net (loss) income	$(1,760,000)	$2,258,000	$3,425,000

Net (loss) income per share of common stock - basic	$(0.08)	$0.10	$0.15
Net (loss) income per share of common stock - diluted	$(0.08)	$0.10	$0.15

Weighted average shares outstanding - basic	22,208,372	22,206,346	22,129,566
Weighted average shares outstanding - diluted	22,208,372	22,273,550	22,252,851

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock

	Number Of Shares	$.01 Par Value	Additional Paid -In Capital	Retained Earnings	Number Of Shares	Amount	Total

Balance - January 1, 2006	23,039,402	$230,000	$18,063,000	$22,896,000	916,434	$(4,137,000)	$37,052,000
Net income				3,425,000			3,425,000
Treasury share purchases					83,066	(367,000)	(367,000)
Issuance of shares in connection with exercise of employee stock options	162,644	2,000	447,000				449,000
Dividend on common stock ($.08 per share)				(359,000)			(359,000)
Tax benefit arising from exercise of employee stock options			51,000				51,000
Stock based compensation			158,000				158,000

Balance - December 31, 2006	23,202,046	232,000	18,719,000	25,962,000	999,500	(4,504,000)	40,409,000
Net income				2,258,000			2,258,000
Issuance of shares in connection with exercise of employee stock options	9,800		27,000				27,000
Dividend on common stock ($.12 per share)				(560,000)			(560,000)
Tax benefit arising from exercise of employee stock options			2,000				2,000
Stock based compensation			84,000				84,000

Balance - December 31, 2007	23,211,846	232,000	18,832,000	27,660,000	999,500	(4,504,000)	42,220,000
Net loss				(1,760,000)			(1,760,000)
Treasury share purchases					10,231	(30,000)	(30,000)
Dividend on common stock ($.10 per share)				(468,000)			(468,000)
Stock based compensation			622,000				622,000

Balance - December 31, 2008	23,211,846	$232,000	$19,454,000	$25,432,000	1,009,731	$(4,534,000)	$40,584,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2008	2007	2006

Cash Flows From Operating Activities:

Net (loss) income	$(1,760,000)	$2,258,000	$3,425,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	479,000	690,000	780,000
Income from equity investees	(1,699,000)	(1,432,000)	(3,801,000)
Distribution from equity investees	1,099,000	2,428,000	1,427,000
Deferred taxes	(281,000)	(40,000)	(226,000)
Stock based compensation	622,000	84,000	158,000
Changes in:
Securities owned, at market value	(19,000)	(739,000)
Receivable from clearing broker	1,000	785,000	(64,000)
Income tax refund receivable	(1,312,000)
Prepaid expenses and other assets	(90,000)	275,000	(219,000)
Accounts payable and accrued liabilities	(709,000)	(756,000)	485,000

Net cash (used in) provided by operating activities	(3,669,000)	3,553,000	1,965,000

Cash Flows From Investing Activities:

Purchase of furniture, equipment and leasehold improvements	(827,000)	(906,000)	(150,000)
Collection (Payment) of advances made to equity investees	22,000	(133,000)	37,000

Net cash used in investing activities	(805,000)	(1,039000)	(113,000)

Cash Flows From Financing Activities:

Dividend on common stock	(468,000)	(560,000)	(359,000)
Purchase of treasury shares	(30,000)		(367,000)
Proceeds from exercise of options		27,000	449,000
Tax benefit of exercised employee stock options		2,000	51,000

Net cash used in financing activities	(498,000)	(531,000)	(226,000)

Net (decrease) increase in cash and cash equivalents	(4,972,000)	1,983,000	1,626,000
Cash and cash equivalents - beginning of year	34,589,000	32,606,000	30,980,000

Cash and cash equivalents - end of year	$29,617,000	$34,589,000	$32,606,000

Supplemental Cash Flow Disclosures:
Cash paid for:
Income taxes	$575,000	$2,087,000	$2,444,000

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

Marketable securities are valued at fair value. Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date. Siebert clears all its security transactions through two unaffiliated clearing firms on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by the clearing firms.

The Company adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets.

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3 – valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

As of December 31, 2008, securities owned are classified as follows:

Securities owned	Level 1	Level 2	Total

New York State Dormitory Revenue Bonds	—	$504,000	$504,000
Common stock	$254,000	—	$254,000

	$254,000	$504,000	$758,000

Common stocks held long classified within Level 1 of the fair value hierarchy are valued on the last business day of the year at the last available reported sales price on the primary securities exchange.

Municipal Bonds held long classified within Level 2 of the fair value hierarchy are valued based on prices obtained from pricing sources, which derive values from observable inputs.

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 2007 and 2006 amounted to 67,204 and 123,285 additional shares, respectively, added to the basic weighted average outstanding shares of 22,206,346 and 22,129,566 in those respective years. The Company recognized a net loss for the year ended December 31, 2008. Accordingly, basic and diluted loss per common share are the same as the effect of stock options is anti-dilutive to loss per share. In 2008, 2007 and 2006, 1,767,200, 1,162,500 and 1,288,466 common shares, respectively, issuable upon the exercise of options were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

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

Any outstanding amounts loaned bear interest at 4% per annum and are repayable on August 31, 2010.

[11]	Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. The Company adopted the provision of SFAS No. 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards which would normally be the vesting period of the options.

As required by SFAS No. 123R, cash flows resulting from the tax benefits of the tax deduction in excess of the compensation cost recognized for these options are classified as financing cash flows.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing what the impact of the adoption of FSP 142-3 will be on the Company’s financial position and results of operations.

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

NOTE C - INVESTMENT IN AFFILIATES

Investment in and advances to, equity in income of, and distributions received from affiliates consist of the following:

December 31, 2008	SBS	SBSFPC	TOTAL

Investment and advances	$6,087,000	$393,000	$6,480,000

Income from equity investees	$2,134,000	$(435,000)	$1,699,000

Distributions	$1,078,000	$21,000	$1,099,000

December 31, 2007	SBS	SBSFPC	TOTAL

Investment and advances	$5,055,000	$847,000	$5,902,000

Income from equity investees	$1,391,000	$41,000	$1,432,000

Distributions	$1,780,000	$648,000	$2,428,000

December 31, 2006	SBS	SBSFPC	TOTAL

Income from equity investees	$2,885,000	$916,000	$3,801,000

Distributions	$1,378,000	$49,000	$1,427,000

Siebert and two individuals (the “Principals”) formed SBS to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert.

Pursuant to the terms of the Operating Agreement, Financial and each of the Principals own a 33.33% initial interest in SBSFPC which engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that income/(loss) be shared 66.66% by the Principals and 33.33% by Financial.

NOTE C - INVESTMENT IN AFFILIATES (CONTINUED)

Summarized financial data of SBS is as follows:

	2008	2007	2006

Total assets, including secured demand note of 1,200,000 in each year due from Siebert	$21,508,000	$17,885,000	$
Total liabilities, including subordinated liabilities $1,200,000 in each year due to Siebert	9,453,000	7,984,000
Total members’ capital	12,055,000	9,901,000
Total revenue	31,562,000	24,426,000		26,235,000
Net income	4,354,000	2,840,000		5,888,000
Regulatory minimum net capital requirement	550,000	452,000

During 2008, 2007 and 2006, Siebert charged SBS $103,000, $240,000 and $240,000, respectively for rent and general and administrative services, which Siebert believes approximates the cost of furnishing such services. In addition, during each of the years 2008, 2007 and 2006, Siebert earned interest income of $64,000, $96,000 and $96,000, respectively from SBS in connection with Siebert’s obligation to make a subordinated loan for up to $1,200,000 available to SBS and Siebert paid SBS interest earned on the restricted cash equivalents of $46,000, $74,000 and $67,000. (See Note J)

Siebert’s share of undistributed earnings from SBS amounts to $5,515,000 and $4,459,000 at December 31, 2008 and 2007, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the Principals and SBS’s continued compliance with its regulatory net capital requirements.

Summarized financial data of SBSFPC is as follows:

	2008		2007	2006

Total assets	$244,951,000		$82,772,000
Total liabilities	243,773,000		80,225,000
Total members’ capital	1,178,000		2,546,000
Total revenue	(1,008,000	)*	680,000	$5,495,000
Net (loss) income	(1,305,000)		123,000	2,750,000

* Attributable to unrealized loss on derivative contracts.

At December 31, 2008, SBSFPC had an accumulated loss of $21,000 of which Siebert’s share was $7,000.

At December 31, 2007, Siebert’s share of undistributed earnings of SBSFPC amounts to $449,000.

NOTE D - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2008	2007

Equipment	$2,039,000	$1,363,000
Leasehold improvements	123,000	129,000
Furniture and fixtures	39,000	41,000

	2,201,000	1,533,000
Less accumulated depreciation and amortization	(720,000)	(496,000)

	$1,481,000	$1,037,000

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $383,000, $379,000 and $468,000, respectively.

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

Intangible assets consist of the following:

	December 31, 2008		December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Amortization Accumulated

Amortizable assets:
Website, content and non-compete	$2,350,000	$2,350,000	$2,350,000	$2,350,000
Retail brokerage accounts	2,588,000	2,563,000	2,588,000	2,467,000

	$4,938,000	$4,913,000	$4,938,000	$4,817,000

Unamortized intangible assets:
Domain name/intellectual property	$750,000		$750,000

Amortization expense		$96,000		$311,000

Estimated amortization expense is as follows:

Year Ending December 31,

2009	$25,000

NOTE F - INCOME TAXES

Income tax provision consists of the following:

	Year Ended December 31,

	2008	2007	2006

Federal income tax (benefit) provision:

Current	$(787,000)	$1,356,000	$2,049,000
Deferred	—	(32,000)	(183,000)

	(787,000)	1,324,000	1,866,000

State and local tax (benefit) provision:

Current	37,000	456,000	661,000
Deferred	(281,000)	(7,000)	(43,000)

	(244,000)	449,000	618,000

Total tax (benefit) provision:
Current	(750,000)	1,812,000	2,710,000
Deferred	(281,000)	(39,000)	(226,000)

	$(1,031,000)	$1,773,000	$2,484,000

A reconciliation between the income tax provision and income taxes computed by applying the statutory Federal income tax rate to income before taxes is as follows:

	Year Ended December 31,

	2008	2007	2006

Expected income tax provision at statutory Federal tax rate (34%)	$(949,000)	$1,370,000	$2,009,000
State and local taxes, net of Federal tax benefit	(160,000)	296,000	408,000
Permanent difference	40,000	72,000	100,000
Other	38,000	35,000	(33,000)

Income tax (benefit) expense	$(1,031,000)	$1,773,0000	$2,484,000

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and their tax basis. The principal items giving rise to deferred tax assets (liabilities) are as follows:

		December 31,

		2008	2007

Net operating losses		$600,000	$339,000
Employee stock based compensation		237,000
Acquired Intangible assets		(308,000)	(304,000)
Furniture, equipment and leasehold improvements		(6,000)	182,000
Retail brokerage accounts		625,000	650,000

		$1,148,000	$867,000

Management believes that it is more likely than not that the deferred tax asset will be realized, and therefore no valuation allowance has been provided.

Net operating loss carryforwards of $775,000 at December 31, 2008, which are attributable to WFN, expire through 2020. Utilization of such net operating loss carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code.

In 2007 and 2006, the Company reduced current taxes payable by $2,000 and $51,000, respectively, resulting from the deductibility of the difference between the exercise price of nonqualifying stock options granted by the Company and the market value of the stock on the dates of exercise. The tax benefit was recorded as a credit to additional paid-in capital.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions and requires additional financial statement disclosure. As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax positions commencing at the adoption date which resulted in no unrecognized tax benefits in the accompanying financial statements.

The Company is not subject to any tax examinations for any federal or major state tax jurisdiction for years prior to 2005.

The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes.

NOTE G - STOCKHOLDERS’ EQUITY

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2008 and 2007, Siebert had net capital of approximately $25,574,000 and $29,459,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in the open market and in private transactions.

On June 9, 2008, the Board of Directors declared a dividend of ten cents per share on the common stock of the Company, which was paid on June 30, 2008 to shareholders of record at the close of business on June 23, 2008. The Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders which amounted to approximately $234,000.

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

NOTE H - OPTIONS

The Company’s 2007 Long-Term Incentive Plan (the “Plan”), authorizes the grant of options to purchase up to an aggregate of 2,000,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall not be less than the fair market value on the date of grant. No option may be granted under the Plan after December 2017. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. At December 31, 2008, options for 1,700,000 shares of common stock are available for grant under the Plan.

NOTE H – OPTIONS (CONTINUED)

A summary of the Company’s stock option transactions for the three years ended December 31, 2008 is presented below:

		2008			2007			2006

		Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price

Outstanding - beginning of the year		1,467,200	$4.28		1,603,966	$4.16		1,768,610	$4.16
Granted		300,000	$3.05					25,000	$2.75
Forfeited					(126,966)	$4.36		(27,000)	$4.03
Exercised				(d)	(9,800)	$2.70	(c)	(162,644)	$2.76

Outstanding - end of year	(a)	1,767,200	$4.07		1,467,200	$4.28		1,603,966	$4.16

Fully vested and expected to vest at year end	(b)	1,742,200	$4.08

Exercisable at end of year	(b)	1,742,200	$4.08		1,422,200	$4.30		1,520,466	$4.32

Weighted average fair value of options granted			$0.53						$1.85

(a)	Weighted average remaining contractual terms of 4 years and aggregate intrinsic value of $0.

(b)	Weighted average remaining contractual terms of 4 years and aggregate intrinsic value of $0.

(c)	Intrinsic value of $123,000 at date of excercise.

(d)	Intrinsic value of $35,000 at date of excercise.

As of December 31, 2008, there was $35,000 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted-average period of 3 years.

The fair value of each option award is estimated on the date of grant using the Black-Sholes option pricing model using the following weighted-average assumptions for the years ended December 31, 2008 and 2006:

	2008	2006

Dividend yield	2.1%	0.00%
Expected volatility	104.69%	50.40%
Risk-free interest rate	3.18%	4.82%
Expected life (in years)	4.1	7.5

During 2008 and 2006, the Company took into consideration guidance contained in SFAS No. 123R and SAB No. 107 when reviewing and developing assumptions for the option grants. The weighted average expected life reflects the alternative simplified method permitted by SAB No. 107, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility is based on historical volatility over the expected term. There were no options granted during 2007.

NOTE I - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, Siebert enters into transactions in various financial instruments with off-balance sheet risk. This risk includes both market and credit risk, which may be in excess of the amounts recognized in the statement of financial condition. As of December 31, 2008 and 2007, no such financial instruments were outstanding.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. In the event that customers are unable to fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customers’ obligations. Securities transactions entered into as of December 31, 2008 settled with no adverse effect on Siebert’s financial condition. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements.

NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER

Siebert terminated a clearing agreement with Pershing LLC (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that $1,500,000 that it advanced to Pershing in January 2003 should have been returned. Pershing expressed its belief that it was entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert received a release for the $3 million related to disputed claims for unreimbursed fees and costs. In 2004, Siebert decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. Siebert believes the Pershing claims are without merit and that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

In addition to the Pershing matter, Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company.

The Company rents discount retail brokerage and other office space under long-term operating leases expiring in various periods through 2012. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

Year Ending December 31,	Amount

2009	902,000
2010	709,000
2011	172,000
2012	68,000

$1,851,000

Rent expense, including escalations for operating costs, amounted to approximately $1,319,000, $1,314,000 and $1,071,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2008, 2007 and 2006.

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

NOTE K – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated statements of financial condition for cash, cash equivalents, receivable from broker, accounts payable and accrued liabilities approximate fair value due to the short term maturities of those instruments. Securities owned are carried at fair value (see note A(2)).

NOTE L - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008					2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$7,897,000	$7,375,000	$7,165,000	$7,313,000		$8,072,000	$8,139,000	$7,450,000	$10,253,000	(a)
Net (loss) income	$(128,000)	$568,000	$(931,000)	$(1,269,000	)(b)	$985,000	$716,000	$(595,000)	$1,152,000	(a)
Earnings (loss) per share:
Basic	$(0.01)	$0.03	$(0.04)	$(0.06)		$0.04	$0.03	$(0.03)	$0.05
Diluted	$(0.01)	$0.03	$(0.04)	$(0.06)		$0.04	$0.03	$(0.03)	$0.05

(a) Includes $2,024,000 gain from settlement of lawsuit (See Note B).

(b) Includes $422,000 loss in the fourth quarter relating to the equity in losses of SBSFPC (See Note C).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2008 and 2007, and the related statements of operations, changes in members’ capital, changes in subordinated borrowings and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2008 and 2007, and the results of its operations changes in members’ capital, changes in subordinated borrowings and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
February 24, 2009

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Financial Condition

	December 31,

	2008	2007

ASSETS
Cash and cash equivalents	$14,129,576	$11,651,394
Accounts receivable	1,415,585	1,354,222
Securities owned, at fair value	161,873	180,871
Receivable from broker	3,767,798	2,734,082
Receivable from affiliate	32,212	55,345
Secured demand notes	1,200,000	1,200,000
Furniture, equipment and leasehold improvements, net	199,250	204,190
Other assets	601,682	504,608

	$21,507,976	$17,884,712

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to affiliate	$154,746	$188,581
Accounts payable and accrued expenses	8,097,920	6,595,662

	8,252,666	6,784,243

Subordinated debt	1,200,000	1,200,000

Members’ capital	12,055,310	9,900,469

	$21,507,976	$17,884,712

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Operations

	December 31,

	2008	2007	2006

Revenues:
Investment banking	$20,880,695	$20,942,441	$22,175,826
Trading profits	10,405,400	2,896,590	3,315,250
Interest and other	275,923	586,643	743,533

	31,562,018	24,425,674	26,234,609

Expenses:
Employee compensation and benefits	22,223,182	16,208,308	15,563,860
Clearing fees	373,241	552,552	365,216
Communications	730,755	635,037	593,246
Occupancy	708,035	661,172	655,677
Professional fees	153,025	97,276	290,797
Interest - related party	64,000	96,000	96,000
State and local income tax	130,518	324,571	182,004
General and administrative	2,824,879	3,011,081	2,599,982

	27,207,635	21,585,997	20,346,782

Net income	$4,354,383	$2,839,677	$5,887,827

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Members’ Capital

Balance - January 1, 2006	$7,618,790
Distributions to members	(2,813,021)
Net income	5,887,827

Balance – December 31, 2006	10,693,596
Distributions to members	(3,632,804)
Net income	2,839,677

Balance – December 31, 2007	9,900,469
Distributions to members	(2,199,542)
Net income	4,354,383

Balance - December 31, 2008	$12,055,310

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Subordinated Borrowings

Balance - January 1, 2006	$1,200,000
Borrowings	—
Repayments	—

Balance – December 31, 2006	1,200,000
Borrowings	—
Repayments	—

Balance – December 31, 2007	1,200,000
Borrowings	—
Repayments	—

Balance - December 31, 2008	$1,200,000

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Cash Flows

	December 31,

	2008	2007	2006

Cash flows from operating activities:
Net income	$4,354,383	$2,839,677	$5,887,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,935	76,358	77,491
Changes in:
Securities owned, at fair value	18,998	(180,871)	580,145
Accounts receivable	(1,033,716)	(42,706)	(291,222)
Receivable from broker-dealers	(61,363)	3,419,046	(5,985,081)
Payable to (receivable from) affiliate	(73,941)	88,589	(35,258)
Other assets	(33,835)	(41,972)	(47,900)
Accounts payable and accrued expenses	1,502,258	(704,848)	2,055,305

Net cash provided by operating activities	4,750,719	5,453,273	2,241,307

Cash flows from investing activities:
Purchase of property and equipment	(72,995)	(85,803)	(23,640)

Cash flows from financing activities:
Distributions to members	(2,199,542)	(3,632,804)	(2,813,021)

Net increase / (decrease) in cash and cash equivalents	2,478,182	1,734,666	(595,354)
Cash and cash equivalents - beginning of year	11,651,394	9,916,728	10,512,082

Cash and cash equivalents - end of year	$14,129,576	$11,651,394	$9,916,728

Supplemental disclosures of cash flow information:
Taxes paid	$130,000	$304,570	$152,000
Interest paid	$64,000	$96,000	$96,000

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Organization and basis of presentation:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS” or the “Company”) engages in the business of tax-exempt underwriting and related trading activities. The Company qualifies as a Minority and Women Owned Business Enterprise in certain municipalities.

[2]	Security transactions:

Security transactions, commissions, revenues and expenses are recorded on a trade date basis. Securities owned are valued at fair value. The resulting unrealized gains and losses are reflected in income.

Dividends are recorded on the ex-dividend date, and interest income is recognized on an accrual basis.

[3]	Investment banking:

Investment banking revenues include gains and fees, net of syndicate expenses, arising primarily from municipal bond offerings in which the Company acts as an underwriter or agent. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

[4]	Furniture, equipment and leasehold improvements, net:

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the period of the lease.

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

[7]	Valuation of investments:

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. SFAS 157 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Under SFAS 157, fair value measurements are not adjusted for transaction costs. SFAS 157 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]	Valuation of investments: (continued)

Level 3	Unobservable inputs reflect the assumptions that the General Partner develops based on available information about the assumptions market participants would use in valuing the asset or liability.

Securities owned at December 31, 2008 and 2007 consist of municipal bonds with fair values of $161,873 and $180,871, respectively, which are valued based on prices obtained from pricing sources, which derive values from observable inputs (Level 2).

[8]	Income taxes:

The Company is not subject to federal income taxes. Instead, the members are required to include in their income tax returns their respective share of the Company’s income. The Company is subject to tax in certain state and local jurisdictions.

NOTE B - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, 2008 and 2007 consists of a Secured Demand Note Collateral Agreement payable to Muriel Siebert & Co. Inc. (“Siebert”), a member of the Company, in the amount of $1,200,000, bearing 4% interest as of December 31, 2008 and 8% interest as of December 31, 2007, and due August 31, 2010. Interest expense paid to Siebert for each of the years ended 2008, 2007, and 2006 amounts to $64,000, $96,000 and $96,000, respectively.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule. To the extent that such borrowing is required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,300,000 at December 31, 2008 and $1,300,000 at December 31, 2007. Interest earned on the collateral amounted to approximately $46,000, $74,000 and $67,000 in 2008, 2007 and 2006, respectively.

NOTE C - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2008	2007

Equipment	$556,174	$492,782
Furniture and leasehold improvements	201,908	185,084

	758,082	677,866
Less accumulated depreciation and amortization	(558,832)	(473,676)

	$199,250	$204,190

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2008, 2007 and 2006

NOTE D - NET CAPITAL

The Company is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2008 and 2007, the Company had net capital of $12,075,530 and $10,028,000, respectively, which was $11,525,353 and $9,575,000, respectively, in excess of its required net capital and its ratio of aggregate indebtedness to net capital was .68 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

NOTE E - COMMITMENTS

The Company rents office space under long-term operating leases expiring through 2013. These leases call for base rent plus escalations for taxes and operating expenses. Future minimum base rent under these operating leases are as follows:

Year	Amount

2009	$538,000
2010	354,000
2011	227,000
2012	191,000
2013	79,000

$1,389,000

Rent expense including taxes and operating expenses for 2008, 2007 and 2006 amounted to $708,035, $661,172 and $655,677, respectively.

NOTE F - OTHER

During 2008, 2007 and 2006, the Company was charged $102,500, $240,000 and $240,000 by Siebert for general and administrative services.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair and President

Date:	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Muriel F. Siebert	Chair, President and Director (principal executive officer)	March 31, 2009

Muriel F. Siebert

/s/ Jeanne Rosendale	Executive Vice President, and General Counsel	March 31, 2009

Jeanne Rosendale

/s/ Joseph M. Ramos, Jr.	Chief Financial Officer and Assistant Secretary (principal financial and accounting officer)	March 31, 2009

Joseph M. Ramos, Jr.

/s/ Patricia L. Francy	Director	March 31, 2009

Patricia L. Francy

/s/ Leonard M. Leiman	Director	March 31, 2009

Leonard M. Leiman

/s/ Jane H. Macon	Director	March 31, 2009

Jane H. Macon

/s/ Robert P. Mazzarella	Director	March 31, 2009

Robert P. Mazzarella

/s/ Nancy Peterson Hearn	Director	March 31, 2009

Nancy Peterson Hearn

EXHIBIT INDEX

Exhibit No.	Description Of Document

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

3.1

Certificate of Incorporation of Siebert Financial Corp., formerly known as J. Michaels, Inc. originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1997)

3.2

By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S- 1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998)

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

Exhibit No.	Description Of Document

10.5

Operating Agreement of SBS Financial Products Company, LLC, dated effective as of April 19, 2005, by and among Siebert Financial Corp., Napoleon Brandford III and Suzanne Shank. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2005)

10.6

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