Form 10-Q
period 2009-03-31
SIEBERT FINANCIAL CORP
filed 2009-05-15
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________________________ to _______________________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)

Yes ☐ No ☐

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

Yes ☐ No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 4, 2009, there were 22,198,430 shares of Common Stock, par value $.01 per share outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2009 (unaudited)	December 31, 2008

ASSETS
Cash and cash equivalents	$26,243,000	$29,617,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing broker	2,901,000	1,682,000
Securities owned, at fair value	949,000	758,000
Furniture, equipment and leasehold improvements, net	1,457,000	1,481,000
Investment in and advances to affiliates	7,249,000	6,480,000
Income tax refund receivable	1,485,000	1,312,000
Prepaid expenses and other assets	1,080,000	1,026,000
Intangibles, net	755,000	775,000
Deferred taxes	1,187,000	1,148,000

	$44,606,000	$45,579,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold short, at fair value	$509,000	—
Accounts payable and accrued liabilities	3,843,000	4,995,000

	4,352,000	4,995,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,197,733 and 22,202,115 shares outstanding at March 31, 2009 and December 31, 2008, respectively	232,000	232,000
Additional paid-in capital	19,463,000	19,454,000
Retained earnings	25,100,000	25,432,000
Less: 1,014,113 and 1,009,731 shares of treasury stock, at cost at March 31, 2009 and December 31, 2008, respectively	(4,541,000)	(4,534,000)

	40,254,000	40,584,000

	$44,606,000	$45,579,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,

	2009	2008

Revenues:
Commissions and fees	$4,566,000	$6,201,000
Investment banking	1,877,000	1,257,000
Trading profits	531,000	39,000
Interest and dividends	26,000	400,000

	7,000,000	7,897,000

Expenses:
Employee compensation and benefits	3,033,000	3,270,000
Clearing fees, including floor brokerage	1,474,000	1,578,000
Professional fees	1,949,000	1,186,000
Advertising and promotion	278,000	303,000
Communications	638,000	644,000
Occupancy	323,000	326,000
Other general and administrative	681,000	715,000

	8,376,000	8,022,000

Income (loss) from equity investees	844,000	(57,000)

Loss before income taxes	(532,000)	(182,000)

Benefit for income taxes	(200,000)	(54,000)

Net loss	$(332,000)	$(128,000)

Net loss per share of common stock - Basic and Diluted	$(.01)	$(.01)
Weighted average shares outstanding - Basic	22,199,450	22,212,346
Weighted average shares outstanding - Diluted	22,199,450	22,212,346

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2009	2008

Cash flows from operating activities:
Net loss	$(332,000)	$(128,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,000	113,000
(Income) loss from equity investees	(844,000)	57,000
Distribution from equity investees	19,000	21,000
Deferred taxes	(39,000)	14,000
Employee stock based compensation	9,000	14,000
Securities owned, at fair value	(191,000)	—
Securities sold short, at fair value	509,000	—
Unrealized loss of securities owned, at market value - other	—	110,000
Proceeds from sale of securities owned, market value - other	—	236,000
Changes in:
Receivable from clearing broker	(1,219,000)	(580,000)
Accrued interest securities owned, at market value – Treasury bills	—	(204,000)
Income tax refund receivable	(173,000)	—
Prepaid expenses and other assets	(54,000)	(341,000)
Accounts payable and accrued liabilities	(1,152,000)	(480,000)

Net cash used in operating activities	(3,341,000)	(1,168,000)

Cash flows from investing activities:
Purchase of securities owned, at market value – Treasury bills	—	(24,798,000)
Purchase of furniture, equipment and leasehold improvements	(82,000)	(196,000)
Collection of advances made to equity investees	56,000	132,000

Net cash used in investing activities	(26,000)	(24,862,000)

Cash flows from financing activities:
Purchase of treasury shares	(7,000)	—

Net cash used in financing activities	(7,000)	—

Net decrease in cash and cash equivalents	(3,374,000)	(26,030,000)
Cash and cash equivalents - beginning of period	29,617,000	34,589,000

Cash and cash equivalents - end of period	$26,243,000	$8,559,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$11,000	$36,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
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

The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for a full year.

2.	Securities transactions:

Securities transactions include trading profits, commission revenues and related clearing expenses are recorded on a trade date basis.

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

The Company adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 – valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets.

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3 – valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

As of March 31, 2009, accounts measured at fair value are classified as follows:

Securities owned	Level 1	Level 2	Total

New York State Dormitory Revenue Bonds	—	$507,000	$507,000

New York City Transitional Revenue bonds		$242,000	$242,000

Common stock	$200,000	—	$200,000

	$200,000	$749,000	$949,000

Securities sold short

France Telecom SA Corporate Bonds	$509,000	—	$509,000

	$509,000		$509,000

Common stocks held long and corporate bonds sold short classified within Level 1 of the fair value hierarchy are valued on the last business day of the period at the last available reported sales price on the primary securities exchange.

Municipal Bonds held long classified within Level 2 of the fair value hierarchy are valued based on prices obtained from pricing sources, which derive values from observable inputs.

3.	Loss Per Share:

Basic loss per share is calculated by dividing net loss by the weighted average outstanding shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company recognized a net loss for the three months ended March 31, 2009 and March 31, 2008. Accordingly, basic and diluted common shares are the same as the effect of potentially dilutive securities would be anti-dilutive to loss per share. Potentially dilutive securities consisting of outstanding options not included in the computation of diluted loss per share as the effect would have been anti-dilutive for the three months ended March 31, 2009 and 2008 amounted to 1,767,200 and 1,467,200, respectively.

4.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits. As of March 31, 2009, Siebert had net capital of approximately $23,119,000 as compared with net capital requirements of $250,000.

5.	Capital Transactions:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. The Company purchased 4,382 shares at an average price of $1.68 in the first quarter of 2009.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) is set forth below. Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income (loss) from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

	March 31,

	2009	2008

Total assets, including secured demand note of $1,200,000 due from Siebert	$26,244,000
Total liabilities, including subordinated liabilities of $1,200,000 due to Siebert	12,377,000
Total members’ capital	13,867,000
Total revenues	9,060,000	4,601,000
Net income (loss)	1,860,000	(97,000)
Regulatory minimum net capital requirement	300,000	344,000

Siebert charged SBS $19,000 and $46,000 for the three months ended March 31, 2009 and 2008, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net income (loss) for the three months ended March 31, 2009 and 2008 amounted to $912,000 and $(47,000), respectively.

Siebert’s share of undistributed earnings from SBS amounted to $6,403,000 at March 31, 2009. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory net capital requirements.

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

Summarized financial data of SBSFPC is set forth below.

	March 31,

	2009		2008

Total assets	174,200,000
Total liabilities	173,226,000
Total members’ capital	975,000
Total revenues	(154,000	)*	88,000
Net loss	(203,000)		(28,000)

*Attributable to unrealized loss on derivative contracts.

The Company’s share of net loss for the three months ended March 31, 2009 and 2008 amounted to $68,000 and $10,000, respectively.

At March 31, 2009, SBSFPC had an accumulated loss of $225,000 of which the Company’s share was $75,000.

8.	Contingent Liabilities:

Siebert terminated a clearing agreement (the “Clearing Agreement”) with Pershing LLC (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that $1,500,000 that it advanced to Pershing in January 2003 should have been returned. Pershing expressed its belief that it was entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert received a release for the $3 million related to disputed claims for unreimbursed fees and costs. In 2004, Siebert decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. Siebert believes the Pershing claims are without merit and that the ultimate outcome of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008, and our unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

The stock markets posted new lows in the first quarter 2009 as a result of the financial crisis affecting the global economy. Competition in the brokerage industry remains intense.

          Like other securities firms, we are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect our relative profitability. In periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings or loss for any period should not be considered representative of any other period.

Recent Developments

On January 22, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company purchased 4,382 shares at an average price of $1.68 in the first quarter of 2009.

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

Results of Operations

We had a net loss of $332,000 and $128,000 for the three months ended March 31, 2009 and 2008, respectively.

Total revenues for the three months ended March 31, 2009 were $7.0 million, a decrease of $897,000 or 11.4% from the same period in 2008.

          Commission and fee income for the three months ended March 31, 2009 was $4.6 million, a decrease of $1.6 million or 26.4% from the same period in 2008 due to a decrease in institutional trading, commission recapture and retail customer trading. Retail customer volumes decreased; however, the average commission charged per trade increased due to more retail customers executing trades via the phone, which has a higher commission charge per ticket.

          Investment banking revenues for the three months ended March 31, 2009 were $1.9 million, an increase of $620,000 or 49.3% from the same period in 2008 due to our participation in more new issues in the debt markets.

          Trading profits were $531,000 for the three months ended March 31, 2009, an increase of $492,000 or 1261.5% from the same period in 2008 primarily due to the addition of a debt sales-trader and an increase in trading volume.

          Interest and dividends for the three months ended March 31, 2009 were $26,000, a decrease of $374,000 or 93.5% primarily due to lower yields on investments in U.S. Treasury Bills and lower cash balances.

Total expenses for the three months ended March 31, 2008 were $8.4 million, an increase of $354,000 or 4.4% from the same period in 2008.

          Employee compensation and benefit costs for the three months ended March 31, 2009 was $3.0 million, a decrease of $237,000 or 7.2% for the same period in 2008. This decrease was due to a reduction in headcount from 2008 to 2009.

          Clearing and floor brokerage costs for the three months ended March 31, 2009 were $1.5 million, a decrease of $104,000 or 6.6% from the same period in 2008 due to a decrease in volume of trade executions for retail customers and commission recapture operations offset by an increase in execution charges for institutional debt customers.

          Professional fees were $2.0 million for the three months ended March 31, 2009, an increase of $763,000, or 64.3% for the same period in 2008 primarily due to an increase in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the three months ended March 31, 2009 were $278,000, a decrease of $25,000 or 8.3% from the same period in 2008 primarily due to a decrease in print advertising, brochures and direct mailings to our retail customer base.

          Communications expense for the three months ended March 31, 2009, was $638,000, a decrease of $6,000 or 1.0% from the same period in 2008 primarily due to a decrease in quotation costs associated with our retail customer base.

Occupancy costs for the three months ended March 31, 2009 were $323,000, a decrease of $3,000 or 1.0% from the same period in 2008 due to a decrease in rents in the Florida branches.

          Other general and administrative expenses were $681,000, a decrease of $34,000 or 4.8% from the same period in 2008 primarily due to a decrease in office expense, registration fees, insurance, supplies, subscriptions, offset by increases in depreciation, travel and entertainment, postage and subscriptions.

          Income from Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended March 31, 2009 was $912,000 compared to a loss of $47,000, from the same period in 2008. This increase was due to SBS participating in more and larger managed and co-managed transactions. SBS serves as an underwriter for municipal underwritings. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for the three months ended March 31, 2009, was $68,000 as compared to a loss of $10,000 from the same period in 2008. This loss was due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

For the three months ended March 31, 2009 and 2008 we recorded a benefit for taxes of $200,000 and $54,000 due to our loss before taxes of $532,000 and $182,000, respectively.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at March 31, 2009 were $45 million. As of that date, $29 million, or 65%, of our total assets were regarded by us as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2009, Siebert’s regulatory net capital was $23.1 million, $22.8 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company purchased 4,382 shares at an average price of $1.68 in the first quarter of 2009.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2010, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          Working capital is generally invested temporarily in dollar denominated money market funds and United States Treasury Bills. These investments are not subject to material changes in value due to interest rate movements.

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

          We are involved in various routine lawsuits of a nature we deemed to be customary and incidental to our business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. We purchased 4,382 shares at an average price of $1.68 in the first quarter of 2009.

Issuer Purchases of Equity Securities

A summary of our repurchase activity for the three months ended March 31, 2009 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

January 2009	2,323	$1.83	14,173	285,827
February 2009	789	$1.55	14,962	285,038
March 2009	1,270	$1.46	16,232	283,768

Total	4,382	$1.68	16,232	283,768

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: May 15, 2009

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 15, 2009