Form 10-Q
period 2009-06-30
SIEBERT FINANCIAL CORP
filed 2009-08-14
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________________ to _______________________________

Commission file number	0-5703

Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐     No ☐

          Indicate by check mark whether the registrant is a large accelerated, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one) Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 4, 2009, there were 22,195,259 shares of Common Stock, par value $.01 per share, outstanding.

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

2

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2009 (Unaudited)	December 31, 2008

ASSETS
Cash and cash equivalents	$28,826,000	$29,617,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	2,295,000	1,682,000
Securities owned, at fair value	1,202,000	758,000
Furniture, equipment and leasehold improvements, net	1,382,000	1,481,000
Investment in and advances to equity investees	7,545,000	6,480,000
Income tax refund receivable	758,000	1,312,000
Prepaid expenses and other assets	963,000	1,026,000
Intangibles, net	750,000	775,000
Deferred taxes	1,119,000	1,148,000

	$46,140,000	$45,579,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Securities sold short, at fair value	865,000	—
Accounts payable and accrued liabilities	4,456,000	4,995,000

	5,321,000	4,995,000

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,194,098 and 22,202,115 outstanding at June 30, 2009 and December 31, 2008, respectively	232,000	232,000
Additional paid-in capital	19,470,000	19,454,000
Retained earnings	25,664,000	25,432,000
Less: 1,017,748 and 1,009,731 shares of treasury stock, at cost at June 30, 2009 and December 31, 2008, respectively	(4,547,000)	(4,534,000)

	40,819,000	40,584,000

	46,140,000	$45,579,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenues:
Commissions and fees	$5,185,000	$5,832,000	$9,751,000	$12,033,000
Investment banking	1,556,000	1,187,000	3,433,000	2,444,000
Trading profits	508,000	213,000	1,039,000	252,000
Interest and dividends	25,000	143,000	51,000	543,000

	7,274,000	7,375,000	14,274,000	15,272,000

Expenses:
Employee compensation and benefits	2,860,000	2,630,000	5,893,000	5,900,000
Clearing fees, including floor brokerage	1,560,000	1,501,000	3,034,000	3,079,000
Professional fees	1,510,000	2,013,000	3,459,000	3,199,000
Advertising and promotion	209,000	301,000	487,000	604,000
Communications	644,000	646,000	1,282,000	1,290,000
Occupancy	329,000	317,000	652,000	643,000
Other general and administrative	620,000	668,000	1,301,000	1,383,000

	7,732,000	8,076,000	16,108,000	16,098,000

Income from equity investees	1,444,000	1,636,000	2,288,000	1,579,000

Income before income taxes	986,000	935,000	454,000	753,000

Provision for income taxes	422,000	367,000	222,000	313,000

Net Income	564,000	$568,000	232,000	$440,000

Net income per share of common stock -
Basic and Diluted	$.03	$.03	$.01	$.02
Weighted average shares outstanding -
Basic	22,195,886	22,211,895	22,197,658	22,212,120
Diluted	22,210,725	22,264,067	22,212,692	22,264,654

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2009	2008

Cash flows from operating activities:
Net income	$232,000	$440,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	246,000	220,000
Income from equity investees	(2,288,000)	(1,579,000)
Deferred taxes	29,000	21,000
Distribution from equity investees	1,124,000	812,000
Employee stock based compensation	16,000	28,000
Securities owned, at fair value	(444,000)	—
Securities sold short, at fair value	865,000	—
Unrealized loss of securities owned, at market value - other	—	232,000
Proceeds from sale of securities owned, at market value - other	—	236,000
Changes in:
Receivable from clearing brokers	(613,000)	(972,000)
Prepaid expenses and other assets	63,000	16,000
Accrued interest on securities owned, at market value – Treasury bills	—	(288,000)
Income tax refund receivable	554,000
Accounts payable and accrued liabilities	(539,000)	(1,428,000)

Net cash used in operating activities	(755,000)	(2,262,000)

Cash flows from investing activities:
Purchase of securities owned, at market value – Treasury bills		(24,798,000)
Purchase of furniture, equipment and leasehold improvements	(122,000)	(411,000)
Net advances repaid by equity investees	99,000	61,000

Net cash used in investing activities	(23,000)	(25,148,000)

Cash flows from financing activities:
Dividend on common stock	—	(468,000)
Repurchase of common stock	(13,000)	(12,000)

Net cash used in financing activities	(13,000)	(480,000)

Net decrease in cash and cash equivalents	(791,000)	(27,890,000)

Cash and cash equivalents - beginning of period	29,617,000	34,589,000

Cash and cash equivalents - end of period	$28,826,000	$6,699,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$11,000	$239,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
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

Securities transactions include trading profits, commission revenues and related clearing expenses which are recorded on a trade date basis.

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

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3 – valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

As of June 30, 2009, accounts which are measured at fair value are classified as follows:

Securities owned	Level 1	Level 2	Total

New York State Dormitory Revenue Bonds	—	$507,000	$507,000

New York State Thruway Authority Second Generation Highway & Bridge		$251,000	$251,000

New York General Obligation Bonds		$115,000	$115,000

New York State Authority Personal Income Tax		$112,000	$112,000

Common stock	$217,000	—	$217,000

	$217,000	$985,000	$1,202,000

Securities sold short

United States Treasury Bonds	$865,000	—	$865,000

	$865,000	—	$865,000

Common stocks held long and treasury bonds sold short classified within Level 1 of the fair value hierarchy and are valued on the last business day of the year at the last available reported sales price on the primary securities exchange.

Municipal Bonds held long classified within Level 2 of the fair value hierarchy are valued based on prices obtained from pricing sources, which derive values from observable inputs.

3.	Earnings per Share:

Basic earnings per share is calculated by dividing net income by the weighted average outstanding shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for the three months ended June 30, 2009 and 2008 amounted to 14,839 and 52,172 additional shares, respectively, added to the basic weighted average outstanding shares of 22,195,886 and 22,211,895, respectively and for the six months ended June 30, 2009 and 2008 amounted to 15,034 and 52,534 additional shares, respectively added to the basic weighted average outstanding shares of 22,197,658 and 22,212,120, respectively. Potentially dilutive securities consisting of outstanding options not included in the computation of diluted income per share as the effect would have been anti-dilutive for all periods amounted to 1,727,200 shares.

4.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits. As of June 30, 2009, Siebert had net capital of approximately $24,362,000 as compared with net capital requirements of $250,000.

5.	Capital Transactions:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the six months ended June 30, 2009, the Company purchased 8,017 shares at an average price of $1.67.

6.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) is set forth below. Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

	June 30,

	2009	2008

Total assets including secured demand note of $1,200,000 due from Siebert	$48,016,000
Total liabilities including subordinated liabilities of $1,200,000 due to Siebert	33,214,000
Total members’ capital	14,803,000
Six months ended:
Total revenues	21,185,000	15,451,000
Net income	5,041,000	3,259,000
Three months ended:
Total revenues	12,125,000	10,850,000
Net income	3,181,000	3,356,000
Regulatory minimum net capital requirement	792,000	339,000

Siebert charged SBS $38,000 and $65,000 for the six months ended June 30, 2009 and 2008, respectively, and $19,000 for the three months ended June 30, 2009 and 2008, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net income for the three months ended June 30, 2009 and 2008 amounted to $1,559,000 and $1,644,000, respectively, and for the six months ended June 30, 2009 and 2008 amounted to $2,470,000 and $1,597,000, respectively.

Siebert’s share of undistributed earnings from SBS amounted to $6,861,000 at June 30, 2009. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory and net capital requirements.

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

Summarized financial data of SBSFPC is set forth below.

	June 30,

	2009		2008

Total assets	$78,300,000
Total liabilities	77,669,000
Total members’ capital	631,000
Six months ended:
Total revenues	(442,000	)*	144,000
Net loss	(546,000)		(53,000)
Three months ended:
Total revenues	(288,000	)*	56,000
Net loss	(344,000)		(25,000)

* Attributable to unrealized loss on derivative contracts.

The Company’s share of net loss for the three months ended June 30, 2009 and 2008 amounted to $115,000 and $8,000 and for the six months ended June 30, 2009 and 2008 amounted to $182,000 and $18,000, respectively.

At June 30, 2009, SBSFPC had an accumulated loss of $569,000 of which the Company’s share was $190,000.

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

9.	Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 in the quarter ended June 30, 2009 and evaluated subsequent events through August 14, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS No. 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for the Company’s interim periods ending after June 15, 2009 and will be applied on a prospective basis. FSP FAS 107-1 and APB 28-1 were adopted June 30, 2009 and had no impact on the Company’s disclosures.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 is effective for the Company’s interim and annual periods ending after June 15, 2009 and will be applied on a prospective basis. FSP FAS 157-4 was adopted June 30, 2009 and had no impact on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The stock market rebounded in the second quarter of 2009 despite the volatility in the marketplace due to the financial crisis affecting the global economy. Competition in the securities industry remains intense especially with regard to retail customer account acquisition and retention.

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

Recent Developments

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2009, the Company purchased 8,017 shares at an average price of $1.67.

Critical Accounting Policies

          We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management makes significant “estimates” that effect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities included in the financial statements. The estimates relate primarily to revenue and expense items in the normal course of business as to which we receive no confirmations, invoices, or other documentation at the time the books are closed for a period. We use our best judgment, based on our knowledge of these revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently receive the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of intangible assets, and the fair value of intangible assets and securities. Our management believes that its estimates are reasonable.

Results of Operations

          We believe that our business reflects the current difficult business environment for discount and online and institutional brokers. We had net income of $564,000 and $232,000 for the three months and six months ended June 30, 2009, respectively.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

          Total revenues for the three months ended June 30, 2009 were $7.3 million, a decrease of $101,000 or 1.4% from the same period in 2008.

          Commission and fee income for the three months ended June 30, 2009 was $5.2 million, a decrease of $647,000 or 11.1% from the same period in 2008 due to a decrease in fees from margin debits due to lower margin debit balances and lower rates and a decrease in the commission recapture operation offset by an increase in institutional trading due to the addition of an equity sales-trader.

          Investment banking revenues for the three months ended June 30, 2009 were $1.6 million, an increase of $369,000 or 31.1% from the same period in 2008 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $508,000 for the three months ended June 30, 2009, an increase of $295,000 or 138.5% from the same period in 2008 due to an overall increase in trading volume primarily in the debt markets.

          Interest and dividends for the three months ended June 30, 2009 were $25,000, a decrease of $118,000 or 82.5% from the same period in 2008 primarily due to lower yields on investments in U.S. Treasury Bills and money market funds and lower cash balances.

          Total expenses for the three months ended June 30, 2009 were $7.7 million, a decrease of $344,000 or 4.3% from the same period in 2008.

          Employee compensation and benefit costs for the three months ended June 30, 2009 were $2.9 million, an increase of $230,000 or 8.8% from the same period in 2008. This increase was due to increases in commissions paid based on production and health benefits offset by a reduced headcount in administrative and customer service staff and staff bonus accrual.

          Clearing and floor brokerage costs for the three months ended June 30, 2009 were $1.6 million, an increase of $59,000 or 3.9% from the same period in 2008 primarily due to an increase in execution charges for institutional debt customers offset by a decrease in volume relating to the commission recapture operations.

          Professional fees for the three months ended June 30, 2009, were $1.5 million, a decrease of $503,000 or 25.0% from the same period in 2008 primarily due to a decrease in legal fees relating to former employee matters and consulting fees relating to the commission recapture business.

          Advertising and promotion expenses for the three months ended June 30, 2009 were $209,000, a decrease of $92,000 or 30.6% from the same period in 2008 primarily due to a decrease in production and airing of television commercials in the Florida region.

          Communications expense for the three months ended June 30, 2009, was $644,000, a decrease of $2,000 from the same period in 2008 primarily due to a decrease in quotation costs associated with our retail customer base offset by an increase in local telephone usage.

          Occupancy costs for the three months ended June 30, 2009 were $329,000, an increase of $12,000 or 3.8% from the same period in 2008 due to an increase in utilities and commercial rent tax at the corporate headquarters in New York.

          Other general and administrative expenses for the three months ended June 30, 2009 were $620,000, a decrease of $48,000 or 7.2% from the same period in 2008 due to the decrease in travel and entertainment, subscriptions, printing and maintenance.

          Income from Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended June 30, 2009, was $1.6 million, a decrease of $85,000 or 5.2% from the same period in 2008. SBS serves as an underwriter for municipal bond offerings. This decrease was due to SBS participating as manager or co-manager in fewer transactions. Loss from the our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for the three months ended June 30, 2008, was $115,000 as compared to a loss of $9,000 from the same period in 2008. This loss was due to the mark to market loss in positions. We consider income and loss from equity investees to be integral to our operations and material to the results of operations.

          The tax provision for the three months ended June 30, 2009 and 2008 was $422,000 and $367,000, respectively, due to our income before income tax of $986,000 and $935,000, respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

          Total revenues for the six months ended June 30, 2009 were $14.3 million, a decrease of $998,000 or 6.5% from the same period in 2008.

          Commission and fee income for the six months ended June 30, 2009 was $9.8 million, a decrease of $2.3 million or 18.9% from the same period in 2008 due to a decrease in institutional trading and in the commission recapture operation. Retail customer volumes decreased; however, the average commission charged per trade increased due to more retail customers executing trades via the phone, which has a higher commission charge per ticket. Additionally, there was a decrease in fees from margin debits due to lower margin debit balances and lower rates.

          Investment banking revenues for the six months ended June 30, 2009 were $3.4 million, an increase of $989,000 or 40.5% from the same period in 2008 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $1.0 million for the six months ended June 30, 2009, an increase of $787,000 or 312.3% from the same period in 2008 due to an overall increase in trading volume primarily in the debt markets.

          Interest and dividends for the six months ended June 30, 2009 were $51,000, a decrease of $492,000 or 90.6% from the same period in 2008 primarily due to lower yields on investments in U.S. Treasury Bills and money market funds and lower cash balances.

          Total expenses for the six months ended June 30, 2009 were $16.1 million, an increase of $10,000 from the same period in 2008.

          Employee compensation and benefit costs for the six months ended June 30, 2009 were $5.9 million, a decrease of $7,000 from the same period in 2008. This decrease was due to a reduction in headcount offset by an increase in commissions paid based on production, staff bonus accruals and the hiring of additional institutional equity sales traders.

          Clearing and floor brokerage costs for the six months ended June 30, 2009 were $3.0 million, a decrease of $45,000 or 1.5% from the same period in 2008, due to a decrease in volume of trade executions for retail customers and volume relating to the commission recapture operation offset by an increase in execution charges for institutional debt customers.

          Professional fees for the six months ended June 30, 2009, were $3.5 million, an increase of $260,000 or 8.1% from the same period in 2008 primarily due to an increase in legal fees relating to former employee matters offset by a decrease in consulting fees relating to the commission recapture business.

          Advertising and promotion expenses for the six months ended June 30, 2009 were $487,000, a decrease of $117,000 or 19.4% from the same period in 2008 primarily due to decreases in marketing and promotional expenses relating to the new front end computer system and print advertising, brochures and direct mailings to our retail customers.

          Communications expense for the six months ended June 30, 2009, was $1.3 million, a decrease of $8,000 from the same period in 2008 due primarily due to a decrease in quotation costs associated with our retail customer base offset by an increase in local telephone usage.

          Occupancy costs for the six months ended June 30, 2009 were $652,000, an increase of $9,000 or 1.4% from the same period in 2008 due to an increase in utilities and commercial rent tax at the corporate headquarters in New York offset by decrease in rents for our West Palm Beach branch.

          Other general and administrative expenses for the six months ended June 30, 2009 were $1.3 million, a decrease of $82,000 or 5.9% from the same period in 2008. This decrease was a result of decreases in travel and entertainment, subscriptions, printing, office equipment and exchange and registration fees offset by increases in depreciation and amortization.

          Income from the Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”) for the six months ended June 30, 2009, was $2.5 million, an increase of $873,000 or 54.7% from the same period in 2008. This increase was due to an increase in SBS participating in more municipal bond offerings as senior managers. SBS serves as an underwriter for municipal bond offerings. Loss from our equity investment in SBS Financial Products Company, LLC an entity in which we hold a 33% equity interest (“SBSFPC”) for the six months ended June 30, 2009, was $182,000 as compared to a loss of $18,000 from the same period in 2008. This loss was due to the mark to market loss in positions. We consider income and loss from equity investees to be integral to our operations and material to the results of operations.

          The tax provisions for the six months ended June 30, 2009 and 2008 were $222,000 and $313,000, respectively, based on our income before income tax of $454,000 and $753,000, respectively.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at June 30, 2009 were $46 million. As of that date, we regarded $31.1 million, or 67%, of total assets as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2009, Siebert’s regulatory net capital was $24.4 million, $24.1 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2009, 8,017 shares have been purchased at an average price of $1.67 per share.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. We purchased 3,635 shares at an average price of $1.65 in the second quarter of 2009.

A summary of our repurchase activity for the three months ended June 30, 2009 is as follows:

Issuer Purchases of Issuer Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans

April 2009	1,115	$1.57	17,347	283,153

May 2009	1,296	$1.56	18,643	281,359

June 2009	1,224	$1.83	19,867	280,133

Total	3,635	$1.65	19,867	280,133

All of the purchases were made in the open market transactions.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting on June 4, 2009. At that meeting, the following matters were voted on and received the votes indicated:

	For	Withheld

(1) Election of Directors

Muriel F. Siebert	21,695,559	378,676

Patricia L. Francy	21,901,861	172,374

Jane H. Macon	21,644,941	429,294

Leonard M. Leiman	21,701,711	372,524

Nancy S. Peterson	21,978,828	95,407

Robert P. Mazzarella	21,978,898	95,337

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

Dated: August 14, 2009

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 14, 2009