Form 10-Q
period 2009-09-30
SIEBERT FINANCIAL CORP
filed 2009-11-16
CIK 65596

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Yes ☐    No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 20, 2009, there were 22,193,288 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2009 (Unaudited)	December 31, 2008

ASSETS
Cash and cash equivalents	$27,071,000	$29,617,000
Cash equivalents – restricted	1,300,000	1,300,000
Receivable from clearing brokers	1,369,000	1,682,000
Securities owned, at fair value	725,000	758,000
Furniture, equipment and leasehold improvements, net	1,415,000	1,481,000
Investments in and advances to equity investees	7,849,000	6,480,000
Income tax refund receivable	1,771,000	1,312,000
Prepaid expenses and other assets	803,000	1,026,000
Intangibles, net	750,000	775,000
Deferred taxes	1,171,000	1,148,000

	$44,224,000	$45,579,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	3,864,000	4,995,000

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized and 23,211,846 shares issued; 22,189,442 shares outstanding at September 30, 2009 and 22,202,115 shares outstanding at December 31, 2008	232,000	232,000
Additional paid-in capital	19,472,000	19,454,000
Retained earnings	25,213,000	25,432,000
Less: treasury stock, at cost 1,022,404 shares at September 30, 2009 and 1,009,731 shares at December 31, 2008	(4,557,000)	(4,534,000)

	40,360,000	40,584,000

	$44,224,000	$45,579,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenues:
Commissions and fees	$4,389,000	$6,052,000	$14,140,000	$18,085,000
Investment banking	576,000	400,000	4,009,000	2,844,000
Trading profits	348,000	549,000	1,387,000	801,000
Interest and dividends	47,000	164,000	98,000	707,000

	5,360,000	7,165,000	19,634,000	22,437,000

Expenses:
Employee compensation and benefits	2,599,000	2,991,000	8,492,000	8,891,000
Clearing fees, including floor brokerage	1,266,000	1,695,000	4,300,000	4,774,000
Professional fees	1,529,000	2,332,000	4,988,000	5,531,000
Advertising and promotion	173,000	253,000	660,000	857,000
Communications	671,000	597,000	1,953,000	1,887,000
Occupancy	332,000	338,000	984,000	981,000
Other general and administrative	696,000	673,000	1,997,000	2,056,000

	7,266,000	8,879,000	23,374,000	24,977,000

Income from equity investees	615,000	108,000	2,903,000	1,687,000

Loss before income taxes	(1,291,000)	(1,606,000)	(837,000)	(853,000)

Benefit for income taxes	(840,000)	(675,000)	(618,000)	(362,000)

Net loss	$(451,000)	$(931,000)	$(219,000)	$(491,000)

Net loss per share of common stock - Basic and Diluted	$(.02)	$(.04)	$(.01)	$(.02)

Weighted average shares outstanding - Basic and Diluted	22,191,696	22,205,456	22,195,649	22,209,883

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2009	2008

Cash flows from operating activities:
Net loss	$(219,000)	$(491,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	369,000	342,000
Income from equity investees	(2,903,000)	(1,687,000)
Deferred taxes	(23,000)	(173,000)
Distribution from equity investees	1,431,000	1,078,000
Employee stock based compensation	18,000	613,000
Securities owned, at fair value	33,000
Unrealized loss of securities owned, at market value – other		191,000
Proceeds from sale of securities owned, at market value - other		236,000
Changes in:
Receivable from clearing brokers	313,000	(251,000)
Income tax refund receivable	(459,000)
Prepaid expenses and other assets	223,000	(733,000)
Accounts payable and accrued liabilities	(1,131,000)	(1,313,000)

Net cash used in operating activities	(2,348,000)	(2,188,000)

Cash flows from investing activities:

Purchase of furniture, equipment and leasehold improvements	(278,000)	(698,000)
Net advances repaid by equity investees	103,000	156,000

Net cash used in investing activities	(175,000)	(542,000)

Cash flows from financing activities:
Dividend on common stock		(468,000)
Repurchase of common stock	(23,000)	(26,000)

Net cash used in financing activities	(23,000)	(494,000)

Net decrease in cash and cash equivalents	(2,546,000)	(3,224,000)

Cash and cash equivalents - beginning of period	29,617,000	34,589,000

Cash and cash equivalents - end of period	$27,071,000	$31,365,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$237,000	$567,000

See notes to consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
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

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3 – valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

As of September 30, 2009, accounts which are measured at fair value are classified as follows:

Securities owned	Level 1	Level 2	Total

New York State Dormitory Revenue Bonds	—	$508,000	$508,000
Common stock	$217,000	—	$217,000

	$217,000	$508,000	$725,000

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

Basic loss per share is calculated by dividing net loss by the weighted average outstanding shares during the period. Diluted loss per share is calculated by dividing net loss by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options. As the Company recognized a net loss for the three and nine months ended September 30, 2009 and September 30, 2008, basic and diluted loss per common share for such periods are the same as the effect of potentially dilutive securities would be anti-dilutive. Potentially dilutive securities consist of outstanding options to acquire 1,712,200 common shares.

4.	Net Capital

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. (The net capital rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than five percent of aggregate debits.) As of September 30, 2009, Siebert had net capital of approximately $23,930,000 as compared with net capital requirements of $250,000.

4.	Capital Transaction:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the nine months ended September 30, 2009, 12,673 shares have been purchased at an average price of $1.86 per share.

5.	Siebert Brandford Shank & Co., LLC:

Summarized financial data (presented in thousands) of Siebert Brandford Shank & Co., LLC, (“SBS”) is set forth below. Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

	September 30

	2009	2008

Total assets including secured demand note of $1,200,000 due from Siebert	$28,255,000
Total liabilities including subordinated liabilities of $1,200,000 due to Siebert	12,964,000
Total members’ capital	15,291,000
Nine months ended:
Total revenues	31,166,000	22,774,000
Net income	6,155,000	3,470,000
Three months ended:
Total revenues	9,981,000	7,322,000
Net income	1,114,000	211,000
Regulatory minimum net capital requirement	784,000	371,000

Siebert charged SBS $56,000 and $84,000 for the nine months ended September 30, 2009 and 2008, respectively, and $18,000 and $19,000 for the three months ended September 30, 2009 and 2008, respectively, for general and administrative services which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net income for the three months ended September 30, 2009 and 2008 amounted to $546,000 and $103,000, respectively, and for the nine months ended September 30, 2009 and 2008 amounted to $3,016,000 and $1,700,000, respectively.

Siebert’s share of SBS’s undistributed earnings amounted to $7,100,000 at September 30, 2009. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory and net capital requirements.

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

Summarized financial data of SBSFPC is set forth below.

	September 30

	2009		2008

Total assets	$119,619,000
Total liabilities	118,782,000
Total members’ capital	837,000
Nine months ended:
Total revenues	(186,000	)*	202,000
Net loss	(340,000)		(39,000)
Three months ended:
Total revenues	256,000		58,000
Net income	207,000		15,000

* Attributable to unrealized loss on derivative contracts.

The Company’s share of net income (loss) for the three months ended September 30, 2009 and 2008 amounted to $69,000 and $5,000, respectively, and for the nine months ended September 30, 2009 and 2008 amounted to ($113,000) and ($13,000), respectively.

At September 30, 2009, SBSFPC had an accumulated loss of $363,000 of which the Company’s share was $121,000.

7.	Commitments and Contingent Liabilities:

The Company is involved in various routine lawsuits of a nature deemed by the Company customary and incidental to its business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

8.	Income Taxes

The Company increased its income tax refund receivable balance based on the Company’s 2008 consolidated income tax returns which were filed in the third quarter of 2009 and recorded a benefit of approximately $330,000 relating to prior years resulting in an effective tax rate in the three and nine months ended September 30, 2009 of 65% and 74%, respectively.

On January 1, 2007, the Company adopted “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions and requires additional financial statements disclosure. As required by FIN 48, the Company applied the “more –likely-than-not” recognition threshold to all tax positions commencing at the adoption date which resulted in no unrecognized tax benefits in the accompanying financial statements.

The Company is not subject to any tax examinations for any federal or major state tax jurisdiction for years prior to 2005. The Company is currently undergoing a New York City income tax examination for the years 2005 and 2006. The agent has proposed a potential adjustment for additional taxes and interest which could amount to approximately $300,000 based on open tax years. The Company is contesting the adjustment.

9.	Recent Accounting Pronouncements

During the third quarter of 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification became the single source of authoritative U.S. GAAP. The Codification does not create any new GAAP standards, but incorporates existing accounting and reporting standards into a new topical structure. Beginning with this quarterly report, the Company used a new referencing system to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc. Existing standards will be designated by their Accounting Standards Codification (“ASC”) topical reference and new standards will be designated as Accounting Standards Updates (“ASU”) with a year and assigned sequence number. The adoption of the Codification did not have any impact on the Company’s financial statements.

On April 9, 2009, the FASB issued ASC No. 825-10 “Financial Instruments” (“ASC 825-10”). ASC 825-10 amends disclosure standards to require disclosures about fair value of financial instruments in interim and annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and the Company adopted the provisions of ASC 825-10 in the second quarter of 2009 and had no impact on the Company’s disclosures.

In May 2009, the FASB issued ASC No. 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the provisions of ASC 855-10 for the quarter ended June 30, 2009 and has evaluated subsequent events through the date the financial statements were issued on November 16, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for the Company beginning on January 1, 2010. The Company is presently evaluating the effect, if any, that the adoption of SFAS 167 will have on its financial statements. SFAS 167 has not yet been included in the Codification.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), codified primarily in ASC 820. ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009 for the Company), and adoption is not expected to have a significant impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with the our audited consolidated financial statements as of and for the year ended December 31, 2008, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The stock market rebounded in the third quarter of 2009 despite the volatility in the marketplace due to the financial crisis affecting the global economy. Competition in the securities industry remains intense especially with regard to retail customer account acquisition and retention.

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

Recent Developments

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2009, 12,673 shares have been purchased at an average price of $1.86 per share.

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

Results of Operations

          We believe that our business reflects the current difficult business environment for discount and online and institutional brokers. We had net loss of $451,000 and $219,000 for the three months and nine months ended September 30, 2009, respectively.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

          Total revenues for the three months ended September 30, 2009 were $5.4 million, a decrease of $1.8 million or 25.2% from the same period in 2008.

          Commission and fee income for the three months ended September 30, 2009 was $4.4 million, a decrease of $1.7 million or 27.5% from the same period in 2008. Commissions generated by retail customers decreased due to a decrease in trading volumes as well as a decrease in the average commission charged per trade. Additionally, there was a decrease in fees from margin debits and 12(b)-1 fees due to lower margin debit balances and lower rates. Our institutional trading commissions decreased as well but there was an offset by an increase in the commission recapture operations.

          Investment banking revenues for the three months ended September 30, 2009 were $576,000, an increase of $176,000 or 44.0% primarily due to our participation in more new issues in the equity capital markets.

          Trading profits were $348,000 for the three months ended September 30, 2009, a decrease of $201,000 or 36.6% over the same period in 2008 due to a decrease in trading volumes in the debt markets.

          Interest and dividends for the three months ended September 30, 2009 were $47,000, a decrease of $117,000 or 71.3% from the same period in 2008 primarily due to lower yields on investments in U.S. Treasury Bills and money market funds and lower cash balances.

          Total expenses for the three months ended September 30, 2009 were $7.3 million, a decrease of $1.6 million or 18.2% from the same period in 2008.

          Employee compensation and benefit costs for the three months ended September 30, 2009 were $2.6 million, a decrease of $392,000 or 13.1% from the same period in 2008. This decrease was primarily due to the expensing of stock options granted to directors of our Company which vest immediately in the third quarter of 2008 as well as reduction in headcount and staff bonus accruals offset by an increase in commissions paid based on production in the capital markets operation, the hiring of additional institutional equity sales trader and employee health insurance.

          Clearing and floor brokerage costs for the three months ended September 30, 2009 were $1.3 million, a decrease of $429,000 or 25.3% from the same period in 2008 primarily due to a decrease in volume of trade executions for retail customers offset by an increase volume relating to the commission recapture operations.

          Professional fees for the three months ended September 30, 2009, were $1.5 million, a decrease of $803,000 or 34.4% from the same period in 2008 primarily due to legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the three months ended September 30, 2009 were $173,000, a decrease of $80,000 or 31.6% from the same period in 2008 primarily due to a decrease in production and airing of television commercials in the Florida region and print advertising and direct mailings to our retail customer base.

          Communications expense for the three months ended September 30, 2009, was $671,000, an increase of $74,000 or 12.4% from the same period in 2008 primarily due to an increase in local telephone usage and quotation costs associated with our retail customer base.

          Occupancy costs for the three months ended September 30, 2009 were $332,000, a decrease of $6,000 or 1.8% from the same period in 2008 due to a decrease in rent in the California branch.

          Other general and administrative expenses for the three months ended September 30, 2009 were $696,000, an increase of $23,000 or 3.4% from the same period in 2008 due to the increase in placement fees, training, registration fees, Securities Investor Protection Corp. fees, supplies and interest expense offset by decreases in office expenses, data storage, travel and entertainment, insurance, printing and messenger service.

          Income from Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended September 30, 2009, was $546,000 compared to income of $103,000, an increase of $443,000 or 430.1% from the same period in 2008, primarily due to SBS participating in more municipal bond offerings as senior and co-managers. SBS serves as an underwriter for municipal bond offerings. Income from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for the three months ended September 30, 2008, was $69,000 compared to income from our equity investment in SBSFPC of $5,000, an increase of $64,000 from the same period in 2008. This increase was due to a mark to market gain in positions. Income from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax benefit for the three months ended September 30, 2009 and 2008 was $840,000 and $675,000, respectively, due to our loss before benefit of $1.3 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively. The Company increased its income tax refund receivable balance based on the Company’s 2008 consolidated income tax returns which were filed in the third quarter of 2009 and recorded a benefit of approximately $330,000 relating to prior years resulting in an effective tax rate in the third quarter of 2009 of 65%. The effective tax rate for the third quarter 2008 is approximately 42%.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

          Total revenues for the nine months ended September 30, 2009 were $19.6 million, a decrease of $2.8 million or 12.5% from the same period in 2008.

          Commission and fee income for the nine months ended September 30, 2009 was $14.1 million, a decrease of $3.9 million or 21.8% from the same period in 2008 due to a decrease in institutional trading and in the commission recapture operation. Retail customer commissions decreased due to a decrease in retail customer trade volumes. Additionally, there was a decrease in fees from margin debits and 12(b)-1 fees due to lower margin debit balances and lower rates.

          Investment banking revenues for the nine months ended September 30, 2009 were $4.0 million, an increase of $1.2 million or 41.0% from the same period in 2008 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $1.4 million for the nine months ended September 30, 2009, an increase of $586,000 or 73.2% over the same period in 2008 due to an overall increase in trading volume primarily in the debt markets.

          Interest and dividends for the nine months ended September 30, 2009 were $98,000, a decrease of $609,000 or 86.1% from the same period in 2008 primarily due to lower yields on investments in U.S. Treasury Bills and money market funds.

          Total expenses for the nine months ended September 30, 2009 were $23.4 million, a decrease of $1.6 million or 6.4% from the same period in 2008.

          Employee compensation and benefit costs for the nine months ended September 30, 2009 were $8.5 million, a decrease of $399,000 or 4.5% from the same period in 2008. This decrease was primarily due to the expensing of stock options granted to directors of our Company which vest immediately in the third quarter 2008 as well as reduction in headcount and staff bonus accruals offset by a increase in commissions paid based on production in the capital markets operation, the hiring of additional institutional equity sales trader and employee health insurance.

          Clearing and floor brokerage costs for the nine months ended September 30, 2009 were $4.3 million, a decrease of $474,000 or 10.0% from the same period in 2008 primarily due to a decrease in volume of trade executions for retail customers and volume relating to the commission recapture operation offset by an increase in execution charges for institutional debt customers.

          Professional fees for the nine months ended September 30, 2009, were $5.0 million, a decrease of $543,000 or 9.8% from the same period in 2008 primarily due to a decrease in legal fees, consulting fees relating to the commission recapture business and consultants assisting with the development of the front end computer system offset by increases in consulting fees relating to the compliance with Sarbanes-Oxley.

          Advertising and promotion expenses for the nine months ended September 30, 2009 were $660,000, a decrease of $197,000 or 23.0% from the same period in 2008 primarily due to decrease in marketing and promotional expenses relating to the new front end computer system and print advertising, brochures and direct mailings to our retail customers.

          Communications expense for the nine months ended September 30, 2009, was $2.0 million, an increase of $66,000 or 3.5% from the same period in 2008 primarily due to an increase in local telephone usage offset by a decrease in quotation costs associated with our retail customer base.

          Occupancy costs for the nine months ended September 30, 2009 were $984,000, an increase of $3,000 or 0.3% from the same period in 2008 due to an increase in utilities and commercial rent tax at the corporate headquarters in New York offset by decrease in rents for our West Palm Beach branch.

          Other general and administrative expenses for the nine months ended September 30, 2009 were $2.0 million a decrease of $59,000 or 2.9% from the same period in 2008. The decrease was a result of decreases in office expenses, travel and entertainment, insurance and subscriptions costs offset by increases in Securities Investor Protection Corp. fees, interest expense, and depreciation and amortization.

          Income from the Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”) for the nine months ended September 30, 2009, was $3.0 million, compared to income of $1.7 million, an increase of $1.3 million or 77.4% from the same period in 2008. The increase was due to SBS participating in more municipal bond offerings as senior manager and as co-manager.. SBS serves as an underwriter for municipal bond offerings. Loss from our equity investment in SBS Financial Products Company, LLC an entity in which we hold a 33% equity interest (“SBSFPC”) for the nine months ended September 30, 2009, was $113,000 as compared to a loss from our equity investment in SBSFPC of $13,000 for the same period in 2008. This loss was due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax benefit for the nine months ended September 30, 2009 and 2008 was $618,000 and $362,000, based on our loss before income tax of $837,000 and $853,000, respectively. The Company increased its income tax refund receivable balance based on the Company’s 2008 consolidated income tax returns which were filed in the third quarter of 2009 and recorded a benefit of approximately $330,000 relating to prior years resulting in an effective tax rate for the nine months ended September 30, 2009 of 74%. The effective tax rate for the nine months ended September 30, 2008 is approximately 42%.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash and money market funds. Our total assets at September 30, 2009 were $44 million. As of that date, $28.4 million, or 64%, of total assets were regarded by us as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At September 30, 2008, Siebert’s regulatory net capital was $23.9 million, $23.7 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2009, 12,673 shares have been purchased at an average price of $1.86 per share.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

          We are involved in various routine lawsuits of a nature deemed to be customary and incidental to our business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. We purchased 4,656 shares at an average price of $2.19 in the third quarter of 2009.

A summary of our repurchase activity for the three months ended September 30, 2009 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

July 2009	1,695	$1.87	21,562	278,438

August 2009	1,336	$2.03	22,898	277,102

September 2009	1,625	$2.66	24,523	275,477

Total	4,656		24,523	275,477

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

Dated: November 16, 2009

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: November 16, 2009