Form 10-K
period 2009-12-31
SIEBERT FINANCIAL CORP
filed 2010-03-31
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to________________

Commission file number 0-5703

Siebert Financial Corp.
(Exact name of registrant as specified in its charter)

New York	11-1796714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

885 Third Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 644-2400
Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.01 PER SHARE	THE NASDAQ STOCK MARKET LLC

Securities registered under Section 12(g) of the Exchange Act:

NONE
(Title of class)

Indicate by checkmark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2). YES ☐ NO ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009)), was $3,393,138.

          The number of shares of the Registrant’s outstanding Common Stock, as of March 12, 2010, was 22,184,105 shares.

          Documents Incorporated by Reference: Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2010 is incorporated by reference into Part III.

Special Note Regarding Forward-Looking Statements

          Statements in this Annual Report on Form 10-K, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not statements of historical or current fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from historical results or from any future expressed or implied by such forward looking statements, including without limitation: changes in general economic and market conditions; changes and prospects for changes in interest rates; fluctuations in volume and prices of securities; demand for brokerage and investment banking services; competition within and without the discount brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering greater discounts on commissions than the Company; the prevalence of a flat fee environment; decline in participation in corporate or municipal finance underwritings; limited trading opportunities; the method of placing trades by the Company’s customers; computer and telephone system failures; the level of spending by the Company on advertising and promotion; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements.

PART I

Item 1.     BUSINESS

General

          Siebert Financial Corp. is a holding company that conducts its retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation. Muriel F. Siebert, the first woman member of the New York Stock Exchange, is our Chairwoman and President and owns approximately 90% of our outstanding common stock, par value $.01 per share (the “Common Stock”). For purposes of this Annual Report, the terms “Siebert” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp. and its consolidated subsidiaries, unless the context otherwise requires.

          Our principal offices are located at 885 Third Avenue, New York, New York 10022, and our phone number is (212) 644-2400. Our Internet address is www.siebertnet.com. Our SEC filings are available through our website at www.siebertnet.com, where you are able to obtain copies of the Company’s public filings free of charge. Our Common Stock trades on the Nasdaq Global Market under the symbol “SIEB”.

Business Overview

          Siebert’s principal activity is providing Internet and traditional discount brokerage and related services to retail investors and, through its wholly owned subsidiary, Siebert Woman’s Financial Network, Inc (“WFN”), providing products, services and information devoted to women’s financial needs. Through its Capital Markets division, Siebert also offers institutional clients equity execution services on an agency basis, as well as equity and fixed income underwriting and investment banking services. We believe that we are the largest Woman-Owned Business Enterprise (“WBE”) in the capital markets business in the country. In addition, Siebert, Brandford, Shank & Co., LLC (“SBS”), a company in which Siebert holds a 49% ownership interest, is the largest Minority and Women’s Business Enterprise (“MWBE”) in the tax-exempt underwriting business in the country.

The Retail Division

          Discount Brokerage and Related Services. Siebert became a discount broker on May 1, 1975. Siebert believes that it has been in business and a member of The New York Stock Exchange, Inc. (the “NYSE”) longer than any other discount broker. In 1998, Siebert began to offer its customers access to their accounts through SiebertNet, its Internet website. Siebert’s focus in its discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including trading through a broker on the telephone, through a wireless device or via the Internet, at commissions that are substantially lower than those of full-commission firms. Siebert clears its securities transactions on a fully disclosed basis through National Financial Services Corp. (“NFS”), a wholly owned subsidiary of Fidelity Investments.

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

          Siebert’s equity orders are routed by its clearing agent in a manner intended to afford its customers the opportunity for price improvement on all orders. The firm also offers customers execution services through various electronic communication networks (“ECNs”) for an additional fee. These systems give customer’s access to numerous ECNs before and after regular market hours. Siebert believes that its over-the counter executions consistently afford its customers the opportunity for price improvement.

          Customers may also indicate online interest in buying or selling fixed income securities, including municipal bonds, corporate bonds, mortgage-backed securities, Government Sponsored Enterprises, Unit Investment Trusts or Certificates of Deposit. These transactions are serviced by registered representatives.

          Retail Customer Service. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers, at no additional charge, with personal service via toll-free access to dedicated customer support personnel for all of its products and services. Customer service personnel are located in each of Siebert’s branch offices. Siebert has retail offices in New York, New York; Jersey City, New Jersey; Boca Raton, Surfside, West Palm Beach and Naples, Florida; and Beverly Hills, California. Siebert uses a proprietary Customer Relationship Management System that enables representatives, no matter where located, to view a customer’s service requests and the response thereto. Siebert’s telephone system permits the automatic routing of calls to the next available agent having the appropriate skill set.

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

          Information and Communications Systems. Siebert relies heavily on the data technology platform provided by its clearing agent, NFS LLC (“NFS”). This platform offers an interface to NFS’ main frame computing system where all customer account records are kept and is accessible by Siebert’s network. Siebert’s systems also utilize browser based access and other types of data communications. Siebert’s representatives use NFS systems, by way of Siebert’s technology platform, to perform daily operational functions which include trade entry, trade reporting, clearing related activities, risk management and account maintenance.

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

Our new website has the following design, navigation, and functionality features such as:

▪

Informative trading screens: Customers can stay in touch while trading, double-check balances, positions and order status, see real time quotes, intraday and annual charts and news headlines – automatically – as they place orders.

▪	Multiple orders: Customers can place as many as 10 orders at one time.

▪	Tax-lot trading: Our online equity order entry screen allows customers to specify tax lots which display with cost basis and current gain/loss on a real-time Positions page.

▪	Trailing stop orders: Customers can enter an order that trails the market as a percentage of share price or with a flat dollar value and the system will execute their instructions automatically.

▪	Contingent orders: Customers can place One-Triggers-Two Bracket and One-Cancels-Other Bracket orders.

▪

Options Wizard and Strategy Builder: Customers can review single and complex options combinations and components of each along with profit/risk potential and impact of time. The Strategy Builder presents real-time debit/credit amounts, potential maximum gain/loss and potential breakeven points by strike price.

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

Siebert, Brandford Shank & Co., LLC

           Muriel Siebert & Co. Inc. (“Siebert”) owns 49% of Siebert Brandford Shank & Co., LLC (“SBS”), the remaining 51% is owned by Napoleon Brandford III and Suzanne F. Shank. SBS has been serving the public sector and growing the firm since 1996. SBS provides municipal underwriting and financial advisory services to state and local governments across the nation for the funding of education, housing, health services, transportation, utilities, capital facilities, redevelopment and general infrastructure projects, serving important issuers across the nation. SBS has offices across the nation.

           Effective April 19, 2005, Siebert Financial Corp. (“SFC”) entered into an Operating Agreement with Suzanne Shank and Napoleon Brandford III, the two individual principals (“the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, SFC and each of the Principals made an initial capital contribution of 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business.

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

          Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2009, and 2008, Siebert had net capital of $21.1 million and $25.6 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Employees

          As of March 19, 2010, we had approximately 77 full-time employees, six of whom were corporate officers. None of our employees is represented by a union, and we believe that relations with our employees are good.

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

There is intense competition in the brokerage industry.

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

          The SEC, FINRA, and various other securities and commodities exchanges and other regulatory bodies in the United States have rules with respect to net capital requirements which affect us. These rules have the effect of requiring that at least a substantial portion of a broker-dealer’s assets be kept in cash or highly liquid investments. Our compliance with the net capital requirements could limit operations that require intensive use of capital, such as underwriting or trading activities. These rules could also restrict our ability to withdraw our capital, even in circumstances where we have more than the minimum amount of required capital, which, in turn, could limit our ability to implement growth strategies. In addition, a change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount to such net capital requirements, or a significant operating loss or any unusually large charge against net capital, could have similar adverse effects.

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

          During 2009, we received and processed up to 69% of our trade orders electronically. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While we have never experienced a significant failure of our trading systems, heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or the systems of third parties involved in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties, and third party software), even for a short time, could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from these customers for losses. There can be no assurance that our network structure will operate appropriately in the event of a subsystem, component or software failure. In addition, we cannot assure you that we will be able to prevent an extended systems failure in the event of a power or telecommunications failure, an earthquake, terrorist attack, fire or any act of God. Any systems failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

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

Siebert operates its business out of the following seven leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms

Corporate Headquarters, Retail and Investment Banking Office
885 Third Ave.
New York, NY 10022	7,828	1/14/11	None

Institutional Trading Office
225 Franklin St.
Boston, MA 02110	100	9/30/10	None

Retail Offices

9701 Wilshire Boulevard, Suite 1111
Beverly Hills, CA 90212	1,200	10/31/10	None

4400 North Federal Highway		Month to
Boca Raton, FL 33431	2,438	Month	None

111 Pavonia Avenue(1)
Jersey City, NJ 07310	7,768	6/30/12	None

400 Fifth Avenue South, Suite 100
Naples, FL 34102	1,008	4/30/11	None

1217 South Flager Drive, 3rd Floor
Floor West Palm Beach, FL 33401	3,000	9/30/12	None

9569 Harding Avenue
Surfside, FL 33154	1,150	8/30/10	None

(1)	Certain of our administrative and back office functions are performed at this location.

          We believe that our properties are in good condition and are suitable for our operations.

Item 3.	LEGAL PROCEEDINGS

          We are involved in various routine lawsuits of a nature we deem to be customary and incidental to our business. In the opinion of our management, the ultimate disposition of such actions will not have a material adverse effect on our financial position or results of operations.

Siebert terminated a clearing agreement with Pershing LLC (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that $1,500,000 that it advanced to Pershing in January 2003 should have been returned. Pershing expressed its belief that it was entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert received a release for the $3 million related to disputed claims for unreimbursed fees and costs. In 2004, Siebert decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. The statute of limitations with respect to any contract claims by either party expired in July 2009.

Item 3.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock trades on the Nasdaq Stock Market under the symbol “SIEB”. The high and low sales prices of our common stock reported by Nasdaq during the following calendar quarters were:

	High	Low

First Quarter - 2008	$4.00	$2.96

Second Quarter - 2008	$3.73	$2.90

Third Quarter - 2008	$3.42	$3.00

Fourth Quarter - 2008	$3.30	$1.00

First Quarter – 2009	$2.00	$1.27

Second Quarter – 2009	$2.52	$1.30

Third Quarter – 2009	$2.92	$1.63

Fourth Quarter – 2009	$2.79	$2.24

January 1, 2010 - March 12, 2010	$2.49	$2.25

          On March 12, 2010, the closing price of our common stock on the Nasdaq Global Market was $2.33 per share. There were 130 holders of record of our common stock and more than 1,500 beneficial owners of our common stock on March 13, 2010.

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

          On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. We will purchase shares from time to time, in our discretion, in the open market and in private transactions. We purchased 4,415 shares at an average price of $2.37 in the fourth quarter of 2009.

A summary of our repurchase activity for the three months ended December 31, 2009 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

October 2009	0		24,523	275,477

November 2009	494	$2.34	25,017	274,983

December 2009	3,921	$2.37	28,938	271,062

Total	4,415	$2.37	28,938	271,062

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 with respect to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,767,200	$4.07	1,700,000

Equity compensation plans not approved by security holders(2)	41,400	—	—

Total	1,808,600	$4.07	1,700,000

(1)	Represents our 2007 Long-Term Incentive Plan.

(2)	Represents our 1998 Restricted Stock Award Plan.

Material Terms of the 1998 Restricted Stock Award Plan

Our 1998 Restricted Stock Award Plan provides for awards to key employees of not more than an aggregate of 60,000 shares of our common stock, subject to adjustments for stock splits, stock dividends and other changes in our capitalization, to be issued either immediately after the award or at a future date. As of December 31, 2009, 41,400 shares of our common stock under the Restricted Stock Award Plan had been awarded and were outstanding. As provided in the plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by us for the benefit of the recipients, subject to the same restrictions as the award. These dividends, without interest, are paid to the recipients upon lapse of the restrictions.

Our Performance:

The graph below compares our performance from December 31, 2004 through December 31, 2009, against the performance of the Nasdaq Market Index and a peer group. The peer group consists of A.B. Watley Group Inc., Ameritrade Holding Corporation, E*Trade Financial Corporation and The Charles Schwab Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Siebert Financial Corp., The NASDAQ Composite Index
And A Peer Group

*$100 invested on December 31, 2004 in stock, in peer group and NASDAQ Composite Index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA
(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction With Our Consolidated
Financial Statements And The Related Notes Thereto.

	2009	2008	2007	2006	2005

Income statement data:
Total Revenues	$25,390	$29,750	$31,890	$28,818	$29,323
Net (loss) income	$(1,183)	$(1,760)	$2,258	$3,425	$1,863

Net (loss) income per share of common stock
Basic	$(0.05)	$(0.08)	$0.10	$0.15	$0.08
Diluted	$(0.05)	$(0.08)	$0.10	$0.15	$0.08

Weighted average shares outstanding (basic)	22,193,845	22,208,372	22,206,346	22,129,566	22,093,369
Weighted average shares outstanding (diluted)	22,193,845	22,208,372	22,273,550	22,252,851	22,127,940

Statement of financial condition data (at year-end):

Total assets	$44,083	$45,579	$47,924	$46,869	$43,027
Total liabilities excluding subordinated borrowings	$4,695	$4,995	$5,704	$6,460	$5,975
Stockholders’ equity	$39,388	$40,584	$42,220	$40,409	$37,052
Cash dividends declared on common shares (1)	$0	$466	$559	$359	$0

(1) The Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

           The financial crisis affecting the global economy has created historic volatility in the market place. Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which has had an adverse effect on our revenues. Our Capital Markets division has increased its revenue base and participated in more corporate offerings despite a slight decrease in institutional trading. Our affiliate, Siebert Brandford Shank, LLC had a record year in 2009 by increasing its market share and participating in more transactions as senior and co-managers. Our expenses include the costs of an arbitration proceeding commenced in by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense which are included as professional expenses, have adversely affected the Company’s results of operations and may continue to affect the results of operations until the action is completed.

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

          We are a party to an Operating Agreement (the “Operating Agreement”), with Suzanne Shank and Napoleon Brandford III, the two individual principals (the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us. Operations from SBSFPC is considered to be integral to our operation.

          As a result of our settlement with Intuit, Inc. of a lawsuit relating to a Strategic Alliance Agreement between Siebert and Intuit, $2,024,000 of liabilities recorded by Siebert for expenses prior to December 31, 2003, were reversed in the fourth quarter of 2007.

          On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. During 2009 we repurchased 16,790 shares of common stock for an average price of $1.99.

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

Results of Operations

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

          Revenues. Total revenues for 2009 were $25.4 million, a decrease of $4.4 million, or 14.7%, from 2008. Commission and fee income decreased $6.0 million, or 24.7%, from the prior year to $18.2 million due to a decrease in revenues from institutional trading, commission recapture and retail customer trading. Institutional equity trading decreased due to a reduction of institutional customers participating in fewer buyback programs. Retail customer volumes decreased; however, the average commission charged per trade increased due to more retail customers executing trades online using our new front end system which allows customers to execute larger orders which therefore increases the commission earned per trade ticket.

          Investment banking revenues increased $1.9 million or 54.8%, from the prior year to $5.4 million in 2009 due to our participation in more new issues in the equity and debt capital markets due to the need for banks and financial companies needing to raise funds to shore up their capital or paying down United States Government TARP loans.

          Trading profits increased $404,000, or 32.8%, from the prior year to $1.6 million primarily due to the addition of a debt sales-trader and an increase in trading volume due to our customers seeking security in the debt markets.

          Income from interest and dividends decreased $690,000, or 84.9%, from the prior year to $123,000 primarily due to lower yields on investments in U.S. Treasury Bills and money market funds and lower cash balances.

          Expenses. Total expenses for 2009 were $32.1 million, a decrease of $2.1 million, or 6.2%, from the prior year.

          Employee compensation and benefit costs decreased $99,000 or 0.8%, from the prior year to $12.2 million. This decrease was primarily due to the expensing of stock options granted to directors of our Company which vested in 2008 as well as reduction in headcount and staff bonus accruals offset by an increase in commissions paid based on production in the capital markets operation, the hiring of additional institutional equity sales trader and employee health insurance.

          Clearing and floor brokerage fees decreased $919,000, or 14.3%, from the prior year to $5.6 million primarily due to a decrease in volume of trade executions for retail customers and volume relating to the commission recapture and equity institutional trading operations offset by an increase in executions for institutional customers executing trades in the debt market.

          Professional fees decreased $1.1 million, or 13.5%, from the prior year to $7.0 million primarily due to a decrease in legal fees relating to a dispute with a former employee and consulting fees relating to the commission recapture business offset by an increase in an accrual for legal settlement.

          Advertising and promotion expense increased $4,000, or 0.5%, from the prior year to $813,000 primarily due to an increase in content for our new website offset by decreases in print advertising, production and airing of television commercials in the Florida region and brochures and direct mailings to our retail customer base.

          Communications expense increased $39,000, or 1.6%, from the prior year to $2.6 million primarily due to an increase in local telephone usage associated with our retail customer base.

          Occupancy costs decreased $40,000, or 3.0%, from the prior year to $1.3 million due to a decrease in rent in the Florida branches due to one-time costs to set up the West Palm Beach office in 2008 and a rent reduction in July 2009 for our New Jersey office offset by opening an Institutional Trading office in Boston, MA.

          Other general and administrative expenses decreased $24,000, or 0.9%, from the prior year to $2.7 million primarily due to a decrease in exchange fees, subscriptions, insurance and printing costs offset by increases in travel and entertainment, supplies, postage, bank charges and dues relating to Securities Investor Protection Corp.

          Income from our equity investment in Siebert, Brandford, Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for 2009 was $4.3 million compared to income of $2.1 million for 2008, an increase of $2.1 million, or 104.8%, primarily due to SBS participating in more and larger municipal bond offerings as senior and co-manager. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for 2009, was $63,000 as compared to a loss of $435,000, from the same period in 2008. This decrease was due to a lower mark to market loss in positions in 2009 than in 2008. Results of operations of equity investees is considered to be integral to our operations and material to the results of operations.

          Taxes. The tax benefit for the years ended December 31, 2009 and 2008 was $1.3 million and $1.0 million, respectively, due to our loss before benefit of $2.5 million and $2.8 million for the years ended December 31, 2009 and 2008 respectively. Such benefits represented effective tax rates of 53% in 2009, primarily due to the recording of a tax benefit of $330,000 for the adjustment of prior year accruals and 38% in 2008.

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

          Revenues. Total revenues for 2008 were $29.8 million, a decrease of $2.1 million, or 6.7%, from 2007 after reclassification of a gain from settlement of a lawsuit in 2007 from revenues to other income. Commission and fee income decreased $1.9 million, or 7.3%, from the prior year to $24.2 million due to a decrease in revenues from institutional trading and retail customer trading. Retail customer volumes increased; however, the average commission charged per trade decreased due to more retail customers executing trades online via the Internet, which has a lower commission charge per ticket.

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

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds, municipal securities and securities freely saleable in the open market. Our total assets at December 31, 2009 were $44 million, of which we regarded $27.8 million, or 63%, as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2009, Siebert’s regulatory net capital was $21.1 million, which was $20.9 million in excess of its minimum capital requirement of $250,000.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to loan to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of December 31, 2009. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents - restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2011 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Contractual Obligations

          Below is a table that presents our obligations and commitments at December 31, 2009:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$1,495,000	$925,000	$570,000	$0	$0

Off-Balance Sheet Arrangements

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2009.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

          Through Siebert, we maintain inventories in exchange-listed equity securities and municipal securities on both a long and short basis. We did not have any short positions at December 31, 2009. The Company does not directly engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity except for Siebert’s obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 4% per annum. Siebert earned interest of $48,000 in 2009 and $64,000 in 2008 and 2007 from SBS.

Financial Instruments Held For Purposes Other Than Trading:

          We generally invest working capital temporarily in dollar denominated money market funds and commercial paper. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2009.

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

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

          None

Item 9B.	OTHER INFORMATION

          None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors

This information is incorporated by reference from our definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2010.

(b)	Identification of Executive Officers

Name	Age	Position

Muriel F. Siebert	77	Chairwoman and President

Ameen Esmail	51	Executive Vice President and Director of Business Development

Joseph M. Ramos, Jr.	51	Executive Vice President and Chief Financial Officer

Jeanne Rosendale	45	Executive Vice President and General Counsel

Timothy O’ Leary	47	Executive Vice President

Daniel Iesu	50	Secretary

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

          Joseph M. Ramos, Jr. has been Executive Vice President, Chief Financial Officer and Assistant Secretary of Siebert since February 10, 2003 and Chief Financial Officer of Siebert, Brandford Shank, LLC since April 20, 2009. From May 1999 to February 2002, Mr. Ramos served as Chief Financial Officer of Internet Financial Services, Inc. from November 1996 to May 1999, Mr. Ramos served as Chief Financial Officer of Nikko Securities International, Inc. From September 1987 to March 1996, Mr. Ramos worked at Cantor Fitzgerald and held various accounting and management positions, the last as Chief Financial Officer of their registered broker-dealer based in Los Angeles. From October 1982 to September 1987, Mr. Ramos was an audit manager for Deloitte & Touche LLP, a public accounting firm. Mr. Ramos is a Certified Public Accountant licensed in the State of New York.

          Jeanne M. Rosendale has been Executive Vice President, General Counsel of Siebert since May 3, 2004. From February 2003 to April 2004, Ms. Rosendale served as Global Director Compliance for Knight Equity Markets. From 2001 through the end of 2002, Ms. Rosendale served as Managing Director, General Counsel and Chief Compliance Officer for TD Securities (USA) Inc. Ms. Rosendale’s background includes senior level legal positions with Citigroup and the law firm Weil Gotshal & Manges, LLP. Ms. Rosendale received both her B.A. and J.D., with honors, from Fordham University. She is active in various industry groups such as the SIA, the Bond Market Association, the LSTA and ISDA.

          Timothy O’ Leary joined Siebert on June 6, 2007 and was appointed an Executive Vice President in April 2008. Mr. O’Leary oversees Capital Markets, Retail and Branch Operations, Marketing, Business Development and the Technology group. From March 2006 to June 2007, Mr. O’Leary was a financial consultant with Smith Barney and from January 2003 to January 2006, Mr. O’Leary was the President/Owner of Ironvilla Development Corporation, a residual real estate development company. From November 2001 to January 2003, Mr. O’Leary was the Senior Vice President at Datek Online, Inc. From October 2000 to November 2001, Mr. O’Leary was the Managing Director of Operations at Josephthal & Co., Inc. where he was responsible for all facets of the brokerage operations. From March 1985 to October 2000, Mr. O’Leary was with TD Waterhouse, Inc., the last five years as the Senior Vice President of Retail Management.

          Daniel Iesu has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

(c)	Compliance with Section 16(a) of the Exchange Act

          This information is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2010.

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

          The information required by this item not set forth herein is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2010.

Item 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2010.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required in this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2010.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

          The consolidated Financial statements for the year ended December 31, 2009 commence on page F-1 of this report on Form 10-K.

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

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of Amercia.

/s/ Eisner LLP

New York, New York
March 31, 2010

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$24,184,000	$29,617,000
Cash equivalents - restricted	1,532,000	1,300,000
Receivable from clearing broker	1,954,000	1,682,000
Securities owned, at fair value	1,607,000	758,000
Furniture, equipment and leasehold improvements, net	1,569,000	1,481,000
Investments in and advances to affiliates	9,040,000	6,480,000
Income tax refund receivable	1,074,000	1,312,000
Prepaid expenses and other assets	1,050,000	1,026,000
Intangibles, net	750,000	775,000
Deferred taxes	1,323,000	1,148,000

	$44,083,000	$45,579,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$4,695,000	$4,995,000

Commitments and contingent liabilities - Note I

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,185,325 shares outstanding at December 31, 2009 and 23,211,846, shares issued and 22,202,115 shares outstanding at December 31, 2008	232,000	232,000
Additional paid-in capital	19,474,000	19,454,000
Retained earnings	24,249,000	25,432,000
Less: 1,026,521 and 1,009,731 shares of treasury stock at cost at December 31, 2009 and 2008	(4,567,000)	(4,534,000)

	39,388,000	40,584,000

	$44,083,000	$45,579,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2009	2008	2007

Revenue:
Commissions and fees	$18,244,000	$24,224,000	$26,119,000
Investment banking	5,387,000	3,481,000	3,369,000
Trading profits	1,636,000	1,232,000	624,000
Interest and dividends	123,000	813,000	1,778,000

	25,390,000	29,750,000	31,890,000

Expenses:
Employee compensation and benefits	12,219,000	12,318,000	11,957,000
Clearing fees, including floor brokerage	5,545,000	6,464,000	5,693,000
Professional fees	6,983,000	8,070,000	6,667,000
Advertising and promotion	813,000	809,000	725,000
Communications	2,606,000	2,567,000	2,017,000
Occupancy	1,279,000	1,319,000	1,314,000
Other general and administrative	2,669,000	2,693,000	2,942,000

	32,114,000	34,240,000	31,315,000

Income from equity investees	4,224,000	1,699,000	1,432,000

Gain on settlement of lawsuit			2,024,000

(Loss) income before income taxes	(2,500,000)	(2,791,000)	4,031,000
Income tax (benefit) expense	(1,317,000)	(1,031,000)	1,773,000

Net (loss) income	$(1,183,000)	$(1,760,000)	$2,258,000

Net (loss) income per share of common stock - basic	$(0.05)	$(0.08)	$0.10
Net (loss) income per share of common stock - diluted	$(0.05)	$(0.08)	$0.10

Weighted average shares outstanding - basic	22,193,845	22,208,372	22,206,346
Weighted average shares outstanding - diluted	22,193,845	22,208,372	22,273,550

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock

	Number Of Shares	$.01 Par Value	Additional Paid -In Capital	Retained Earnings	Number Of Shares	Amount	Total

Balance - January 1, 2007	23,202,046	$232,000	$18,719,000	$25,962,000	999,500	$(4,504,000)	$40,409,000
Net income				2,258,000			2,258,000
Issuance of shares in connection with exercise of employee stock options	9,800		27,000				27,000
Dividend on common stock ($.12 per share)				(560,000)			(560,000)
Tax benefit arising from exercise of employee stock options			2,000				2,000
Stock based compensation			84,000				84,000

Balance - December 31, 2007	23,211,846	232,000	18,832,000	27,660,000	999,500	(4,504,000)	42,220,000
Net loss				(1,760,000)			(1,760,000)
Treasury share purchases					10,231	(30,000)	(30,000)
Dividend on common stock ($.10 per share)				(468,000)			(468,000)
Stock based compensation			622,000				622,000

Balance - December 31, 2008	23,211,846	232,000	19,454,000	25,432,000	1,009,731	(4,534,000)	40,584,000
Net loss				(1,183,000)			(1,183,000)
Treasury share purchases					16,790	(33,000)	(33,000)
Stock based compensation			20,000				20,000

Balance - December 31, 2009	23,211,846	$232,000	$19,474,000	$24,249,000	1,026,521	$(4,567,000)	$39,388,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:

Net (loss) income	$(1,183,000)	$(1,760,000)	$2,258,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	482,000	479,000	690,000
Income from equity investees	(4,224,000)	(1,699,000)	(1,432,000)
Distribution from equity investees	1,539,000	1,099,000	2,428,000
Deferred taxes	(175,000)	(281,000)	(40,000)
Stock based compensation	20,000	622,000	84,000
Changes in:
Cash and cash equivalents - restricted	(232,000)
Securities owned, at fair value	(849,000)	(19,000)	(739,000)
Receivable from clearing broker	(272,000)	1,000	785,000
Income tax refund receivable	238,000	(1,312,000)
Prepaid expenses and other assets	(24,000)	(90,000)	275,000
Accounts payable and accrued liabilities	(300,000)	(709,000)	(756,000)

Net cash (used in) provided by operating activities	(4,980,000)	(3,669,000)	3,553,000

Cash Flows From Investing Activities:

Purchase of furniture, equipment and leasehold improvements	(545,000)	(827,000)	(906,000)
Collection (Payment) of advances made to equity investees	125,000	22,000	(133,000)

Net cash used in investing activities	(420,000)	(805,000)	(1,039,000)

Cash Flows From Financing Activities:

Dividend on common stock		(468,000)	(560,000)
Purchase of treasury shares	(33,000)	(30,000)
Proceeds from exercise of options			27,000
Tax benefit of exercised employee stock options			2,000

Net cash used in financing activities	(33,000)	(498,000)	(531,000)

Net (decrease) increase in cash and cash equivalents	(5,433,000)	(4,972,000)	1,983,000
Cash and cash equivalents - beginning of year	29,617,000	34,589,000	32,606,000

Cash and cash equivalents - end of year	$24,184,000	$29,617,000	$34,589,000
Supplemental Cash Flow Disclosures:
Cash paid for:
Income taxes	$239,000	$575,000	$2,087,000

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Business and Principles of Consolidation:

Siebert Financial Corp. (“Financial”), through its wholly owned subsidiary, Muriel Siebert & Co., Inc. (“Siebert”), engages in the business of providing discount brokerage services for customers, investment banking services for institutional clients and trading securities for its own account, and, through its wholly owned subsidiary, Siebert Women’s Financial Network, Inc. (“WFN”), engages in providing products, services and information devoted to women’s financial needs. The accompanying consolidated financial statements includes the accounts of Financial and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Financial, Siebert and WFN collectively are referred to herein as the “Company”.

The municipal bond investment banking business is conducted by Siebert Brandford Shank & Co., LLC (“SBS”), and related derivatives transactions are conducted by SBS Financial Products Company, LLC (“SBSFP”), investees not controlled or majority-owned, which are accounted for by the equity method of accounting (see Note C). The equity method provides that Siebert records its share of the investees’ earnings or losses in its results of operations. Operations of equity investees are considered integral to Siebert’s operations.

[2]	Securities:

Securities owned are carried at fair value. Interest is recorded on an accrual basis. Dividends are recorded on the ex-dividend date. Siebert clears all its security transactions through unaffiliated clearing firms on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by the clearing firms.

Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 – valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets.

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3 – valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

The classification of securities owned is as follows:

	2009
Securities owned	Level 1	Level 2	Total
Municipal bonds	—	$1,405,000	$1,405,000
Common stock	$202,000	—	$202,000
	$202,000	$1,405,000	$1,607,000

	2008
	Level 1	Level 2	Total
Municipal bonds	—	$504,000	$504,000
Common stock	$254,000	—	254,000
	$254,000	$504,000	$758,000

Common stock is valued on the last business day of the year at the last available reported sales price on the primary securities exchange.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Municipal bonds are valued based on prices obtained from pricing sources, which drive values from observable inputs.

[3]	Income Taxes:

The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

[4]	Furniture, Equipment and Leasehold Improvements:

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the estimated useful life or period of the lease.

[5]	Cash Equivalents:

For purposes of reporting cash flows, cash equivalents consist of highly liquid investments purchased with original maturity of three months or less including money market funds and commercial paper.

Cash equivalents – restricted represents $1,532,000 of cash invested in a money market account which serves as collateral for a secured demand note payable in the amount of $1,200,000 to SBS (See Note I).

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The treasury stock method is used to reflect the dilutive effect of outstanding options, which, for 2007 amounted to 67,204 additional shares, added to the basic weighted average outstanding shares of 22,206,346. The Company recognized a net loss for the years ended December 31, 2009 and 2008. Accordingly, basic and diluted loss per common share are the same as the effect of stock options is anti-dilutive to loss per share. In 2009, 2008 and 2007, 1,719,700, 1,767,200 and 1,162,500 common shares, respectively, issuable upon the exercise of options were not included in the computation of diluted income (loss) per share as the effect would have been anti-dilutive.

[9]	Revenue:

Commission revenues and fees earned on customer trades together with related clearing expenses are recorded on a trade-date basis. Trading profits are also recorded on a trade-date basis.

Investment banking revenue includes gains and fees, net of syndicate expenses, arising from underwriting syndicates in which the Company participates. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

Interest is recorded on an accrual basis and dividends are recorded on an ex-dividend date basis.

[10]	Stock-Based Compensation:

Share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations as an operating expense, based on their fair values on grant date.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-based compensation costs are recognized on a straight-line basis over the requisite service periods of awards which would normally be the vesting period of the options.

Cash flows resulting from the tax benefits of the tax deduction in excess of the compensation cost recognized for these options are classified as financing cash flows.

[11]	Intangibles:

Purchased intangibles are principally being amortized using the straight-line method over estimated useful lives of three to five years (see Note E).

[12]	Valuation of Long-Lived Assets:

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

[13]	New Accounting Standards:

During the third quarter of 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“Codification”) became the single source of authoritative U.S. generally accepted accounting principles (“GAAP”). The Codification does not create any new GAAP standards, but incorporates existing accounting and reporting standards into a new topical structure. The Company adopted this Codification for its quarter ended September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of the Codification did not have any impact on the Company’s financial statements.

In May 2009, the FASB issued new authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. The guidance, as amended in February 2010, requires that subsequent events be evaluated through the date the financial statements are issued.

In April 2008, the FASB issued authoritative guidance which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset for amortization purposes. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset for amortization purposes and the period of expected cash flows used to measure the fair value of the asset under other U.S. GAAP. The guidance, which is effective for fiscal years beginning after December 15, 2008, was adopted by the Company effective January, 1, 2009. The guidance is to be applied prospectively to intangible assets acquired after the effective date and did not have any impact on the Company’s financial statements.

Note B - Intuit Lawsuit

Siebert commenced a lawsuit against Intuit, Inc. (“Intuit”) in 2003 seeking expenses and damages arising from the Joint Brokerage Service conducted under the Strategic Alliance Agreement between Siebert and Intuit. Intuit counterclaimed against Siebert for expenses and damages. A Stipulation and Order of Dismissal with Prejudice entered into by the parties was filed in October 2007, terminating the litigation without any payments by either party. The parties also exchanged general releases. As a result of the settlement, $2,024,000 of liabilities recorded by Siebert for expenses prior to December 31, 2003, were reversed in the fourth quarter of 2007. Such amount had previously been classified as revenue, however, in response to comments received from the SEC, the amount has been reclassified as other income in the accompanying 2007 statement of operations.

Note C - Investment In Affiliates

Investment in and advances to, equity in income of, and distributions received from affiliates consist of the following:

December 31, 2009	SBS	SBSFPC	TOTAL

Investment and advances	$8,710,000	$330,000	$9,040,000

Income (loss) from equity investees	$4,287,000	$(63,000)	$4,224,000

Distributions	$1,539,000	$—	$1,539,000

December 31, 2008	SBS	SBSFPC	TOTAL

Investment and advances	$6,087,000	$393,000	$6,480,000

Income (loss) from equity investees	$2,134,000	$(435,000)	$1,699,000

Distributions	$1,078,000	$21,000	$1,099,000

December 31, 2007	SBS	SBSFPC	TOTAL

Income from equity investees	$1,391,000	$41,000	$1,432,000

Distributions	$1,780,000	$648,000	$2,428,000

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

Summarized financial data of SBS is as follows:

	2009	2008	2007

Total assets, including secured demand note of 1,200,000 in each year due from Siebert	$36,018,000	$21,508,000
Total liabilities, including subordinated liabilities $1,200,000 in each year due to Siebert	18,355,000	9,453,000
Total members’ capital	17,663,000	12,055,000
Regulatory minimum net capital requirement	1,111,000	550,000
Total revenue	45,391,000	31,562,000	$24,426,000
Net income	8,749,000	4,354,000	2,840,000

During 2009, 2008 and 2007, Siebert charged SBS $75,000, $103,000 and $240,000, respectively for general and administrative services, which Siebert believes approximates the cost of furnishing such services. In addition, during each of the years 2009, 2008 and 2007, Siebert earned interest income of $48,000, $64,000 and $96,000, respectively from SBS in connection with Siebert’s obligation to make a subordinated loan for up to $1,200,000 available to SBS and Siebert paid SBS interest earned on the restricted cash equivalents of $10,000, $46,000 and $74,000 (see Note I).

Siebert’s share of undistributed earnings from SBS amounts to $8,263,000 and $5,515,000 at December 31, 2009 and 2008, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the Principals and SBS’s continued compliance with its regulatory net capital requirements.

Summarized financial data of SBSFPC is as follows:

	2009	2008		2007

Total assets	$134,144,000	$244,951,000
Total liabilities	133,154,000	243,773,000
Total members’ capital	990,000	1,178,000
Total revenue	23,000	(1,008,000	)*	$680,000
Net (loss) income	(188,000)	(1,305,000)		123,000

* Attributable to unrealized loss on derivative contracts.

At December 31, 2009 and 2008, SBSFPC had an accumulated loss of $210,000 and $21,000, respectively of which Siebert’s share was $70,000 and $7,000, respectively.

Note D - Furniture, Equipment And Leasehold Improvements, Net

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2009	2008

Equipment	$2,450,000	$2,039,000
Leasehold improvements	62,000	123,000
Furniture and fixtures	34,000	39,000

	2,546,000	2,201,000
Less accumulated depreciation and amortization	(977,000)	(720,000)

	$1,569,000	$1,481,000

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $457,000, $383,000 and $379,000, respectively.

Note E - Intangible Assets

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

Intangible assets consist of the following:

	December 31, 2009		December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Amortization Accumulated

Amortizable assets:
Website, content and non-compete	$1,850,000	$1,850,000	$2,350,000	$2,350,000
Retail brokerage accounts	2,588,000	2,588,000	2,588,000	2,563,000

	$4,438,000	$4,438,000	$4,938,000	$4,913,000

Unamortized intangible assets:
Domain name/intellectual property	$750,000		$750,000

Amortization expense		$25,000		$96,000

The cost of fully amortized intangible assets will be written off against accumulated amortization when the assets are no longer being utilized. During 2009, $500,000 related to the convenant not to compete has been written off against accumulated amortization.

Note F - Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries.

Income tax (benefit) expense provision consists of the following:

	Year Ended December 31,

	2009	2008	2007

Federal income tax (benefit) provision:

Current	$(656,000)	$(787,000)	$1,356,000
Deferred	85,000	—	(32,000)

	(571,000)	(787,000)	1,324,000

State and local:

Current	(486,000)	37,000	456,000
Deferred	(260,000)	(281,000)	(7,000)

	(746,000)	(244,000)	449,000

Total:
Current	(1,142,000)	(750,000)	1,812,000
Deferred	(175,000)	(281,000)	(39,000)

	$(1,317,000)	$(1,031,000)	$1,773,000

A reconciliation between the income tax (benefit) expense and income taxes computed by applying the statutory Federal income tax rate to (loss) income before taxes is as follows:

	Year Ended December 31,

	2009	2008	2007

Expected income tax (benefit) provision at statutory Federal tax rate (34%)	$(850,000)	$(949,000)	$1,370,000
State and local taxes, net of Federal tax effect	(163,000)	(160,000)	296,000
Reversal of overaccrual of prior years’ taxes	(330,000)
Permanent difference	51,000	40,000	72,000
Other	(25,000)	38,000	35,000

Income tax (benefit) expense	$(1,317,000)	$(1,031,0000)	$1,773,000

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and their tax basis. The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,

	2009	2008

Net operating loss carryforwards	$657,000	$600,000
Employee stock based compensation	234,000	237,000
Acquired intangible assets	(304,000)	(308,000)
Furniture, equipment and leasehold improvements	(142,000)	(6,000)
Retail brokerage accounts	595,000	625,000
Contribution carryover	55,000
Accrued compensation and other	232,000

	$1,323,000	$1,148,000

Management believes that it is more likely than not that the deferred tax asset will be realized, and therefore no valuation allowance has been provided.

At December 31, 2009, the Company has state net operating loss carryforwards aggregating $ 5.2 million which expire through 2029 in various states. In addition, the Company has federal net operating loss carryforwards of $775,000 at December 31, 2009, which are attributable to WFN and expire through 2020. Utilization of such federal net operating loss carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code.

In 2007, the Company reduced current taxes payable by $2,000, resulting from the deductibility of the difference between the exercise price of nonqualifying stock options granted by the Company and the market value of the stock on the dates of exercise. The tax benefit was recorded as a credit to additional paid-in capital.

On January 1, 2007, the Company adopted authoritative guidance which clarifies the criteria for recognizing tax benefits related to uncertain tax positions taken or expected to be taken on a tax return. As required commencing at the adoption date the Company applied the “more-likely-than-not” recognition threshold to all tax positions which resulted in no unrecognized tax benefits in the accompanying financial statements.

The Company has elected to record interest and penalties recognized in the financial statements as income taxes.

For federal and certain state and local jurisdictions, the 2006 through 2009 tax years remain open for examination by the taxing authorities. For other states the 2005 through 2009 tax years remain open for examination.

Note G - Stockholders’ Equity

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2009 and 2008, Siebert had net capital of approximately $21,148,000 and $25,574,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. During 2009 we repurchased 16,790 shares of common stock for an average price of $1.99.

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

Note H - Options

The Company’s 2007 Long-Term Incentive Plan (the “Plan”), authorizes the grant of options to purchase up to an aggregate of 2,000,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall not be less than the fair market value on the date of grant. No option may be granted under the Plan after December 2017. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. At December 31, 2009, options for 1,700,000 shares of common stock are available for grant under the Plan.

Note H – Options (Continued)

A summary of the Company’s stock option transactions for the three years ended December 31, 2009 is presented below:

		2009		2008		2007

		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the year		1,767,200	$4.07	1,467,200	$4.28	1,603,966	$4.16
Granted				300,000	$3.05
Forfeited		(47,500)	$6.91			(126,966)	$4.36
Exercised						(9,800)	$2.70

Outstanding - end of year	(a)	1,719,700	$4.00	1,767,200	$4.07	1,467,200	$4.28

Fully vested and expected to vest at year end	(a)	1,709,700	$4.00

Exercisable at end of year	(a)	1,709,700	$4.00	1,742,200	$4.08	1,422,200	$4.30

Weighted average fair value of options granted					$0.53

(a)	Weighted average remaining contractual terms of 3 years and aggregate intrinsic value of $0.

As of December 31, 2009, there was $15,000 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted-average period of 2 years.

The fair value of each option award is estimated on the date of grant using the Black-Sholes option pricing model using the following weighted-average assumptions:

2008

Dividend yield	2.1%
Expected volatility	104.69%
Risk-free interest rate	3.18%
Expected life (in years)	4.1

The weighted average expected life reflects the alternative simplified method permitted under authoritative accounting guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The expected dividend yield is based on historical dividends. The risk-free interest rate is based on the annual yield on the measurement date of a ten year Unites States Treasury Bond, the maturity of which equals the options expected life. Expected volatility is based on historical volatility over a period commensurate with the options expected life. There were no options granted during 2009 and 2007.

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2009, 2008 or 2007.

Siebert terminated a clearing agreement with Pershing LLC (“Pershing”) in 2003. Based on consultation with counsel, Siebert believes that $1,500,000 that it advanced to Pershing in January 2003 should have been returned. Pershing expressed its belief that it was entitled to retain the advance and receive a minimum of $3 million for its unreimbursed costs, a termination fee of $500,000 and $5 million for lost revenues. Siebert received a release for the $3 million related to disputed claims for unreimbursed fees and costs. In 2004, Siebert decided not to commence proceedings against Pershing and charged off the $1,500,000 advance to Pershing. The statute of limitations with respect to any contract claims by either party expired in July 2009.

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

Future minimum base rental payments under these operating leases are as follows:

Year Ending December 31,	Amount

2010	925,000
2011	392,000
2012	178,000

$1,495,000

Rent expense, including escalations for operating costs, amounted to approximately $1,279,000, $1,319,000 and $1,314,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2009, 2008 and 2007.

Siebert is party to a Secured Demand Note Collateral Agreement with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. The secured demand note payable held by SBS and a related $1,200,000 receivable due from SBS are included in investments in and advances to equity investees in the accompanying consolidated statement of financial condition. Amounts that Siebert is obligated to lend under this arrangement are collateralized by cash equivalents of $1,532,000. Any amounts loaned will bear interest at 4% per annum and are repayable on August 31, 2011.

NOTE J – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated statements of financial condition for cash, cash equivalents, receivable from broker, accounts payable and accrued liabilities approximate fair value due to the short term maturities of those instruments. Securities owned are carried at fair value (see note A(2)).

NOTE K - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009				2008

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$7,000,000	$7,274,000	$5,360,000	$5,756,000	$7,897,000	$7,375,000	$7,165,000	$7,313,000
Net (loss) income	$(332,000)	$564,000	$(451,000)	$(964,000)	$(128,000)	$568,000	$(931,000)	$(1,269,000	)(a)
Earnings (loss) per share:
Basic	$(0.01)	$0.03	$(0.02)	$(0.05)	$(0.01)	$0.03	$(0.04)	$(0.06)
Diluted	$(0.01)	$0.03	$(0.02)	$(0.05)	$(0.01)	$0.03	$(0.04)	$(0.06)

(a)	Includes $422,000 loss in the fourth quarter relating to the equity in losses of SBSFPC (see Note C).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2009 and 2008, and the related statements of operations, changes in members’ capital, changes in subordinated borrowings and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
February 25, 2010

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Financial Condition

	December 31,

	2009	2008

ASSETS
Cash and cash equivalents	$28,196,681	$14,129,576
Accounts receivable	2,336,532	1,415,585
Securities owned, at fair value	—	161,873
Receivable from broker	1,443,290	3,767,798
Receivable from affiliate	25,286	32,212
Other receivable	491,441	—
Secured demand notes	1,200,000	1,200,000
Furniture, equipment and leasehold improvements, net	1,274,347	199,250
Other assets	1,050,122	601,682

	$36,017,699	$21,507,976

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to affiliate	$50,130	$154,746
Accounts payable and accrued expenses	16,612,909	8,097,920
Deferred rent	491,441	—

	17,154,480	8,252,666

Subordinated debt	1,200,000	1,200,000

Members’ capital	17,663,219	12,055,310

	$36,017,699	$21,507,976

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Operations

	December 31,

	2009	2008	2007

Revenues:
Investment banking	$36,666,383	$20,880,695	$20,942,441
Trading profits	8,672,233	10,405,400	2,896,590
Interest and other	52,765	275,923	586,643

	45,391,381	31,562,018	24,425,674

Expenses:
Employee compensation and benefits	30,660,150	22,223,182	16,208,308
Clearing fees	235,091	373,241	552,552
Communications	772,021	730,755	635,037
Occupancy	757,778	708,035	661,172
Professional fees	344,838	153,025	97,276
Interest - related party	48,000	64,000	96,000
State and local income tax	225,363	130,518	324,571
General and administrative	3,599,343	2,824,879	3,011,081

	36,642,584	27,207,635	21,585,997

Net income	$8,748,797	$4,354,383	$2,839,677

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Members’ Capital

Balance - January 1, 2007	$10,693,596
Distributions to members	(3,632,804)
Net income	2,839,677

Balance – December 31, 2007	9,900,469
Distributions to members	(2,199,542)
Net income	4,354,383

Balance – December 31, 2008	12,055,310
Distributions to members	(3,140,888)
Net income	8,748,797

Balance - December 31, 2009	$17,663,219

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Subordinated Borrowings

Balance - January 1, 2007	$1,200,000
Borrowings	—
Repayments	—

Balance – December 31, 2007	1,200,000
Borrowings	—
Repayments	—

Balance – December 31, 2008	1,200,000
Borrowings	—
Repayments	—

Balance - December 31, 2009	$1,200,000

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Cash Flows

	December 31,

	2009	2008	2007

Cash flows from operating activities:
Net income	$8,748,797	$4,354,383	$2,839,677

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,962	77,935	76,358
Changes in:
Securities owned, at fair value	161,873	18,998	(180,871)
Accounts receivable	(920,947)	(1,033,716)	(42,706)
Receivable from broker	2,324,508	(61,363)	3,419,046
Payable to (receivable from) affiliate	(97,690)	(73,941)	88,589
Other assets	(448,440)	(33,835)	(41,972)
Accounts payable and accrued expenses	8,514,989	1,502,258	(704,848)

Net cash provided by operating activities	18,383,052	4,750,719	5,453,273

Cash flows from investing activities:
Purchase of leasehold improvements and equipment	(1,175,059)	(72,995)	(85,803)

Cash flows from financing activities:
Distributions to members	(3,140,888)	(2,199,542)	(3,632,804)

Net increase in cash and cash equivalents	14,067,105	2,478,182	1,734,666
Cash and cash equivalents - beginning of year	14,129,576	11,651,394	9,916,728

Cash and cash equivalents - end of year	$28,196,681	$14,129,576	$11,651,394

Supplemental disclosures of cash flow information:
Taxes paid	$—	$130,000	$304,570
Interest paid	$48,000	$64,000	$96,000

Non-cash investing activity
Receivable from landlord for reimbursement of leasehold improvements and corresponding deferred rent liability	$491,441

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2009, 2008 and 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Organization:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS” or the “Company”) engages in the business of tax-exempt underwriting and related trading activities. The Company qualifies as a Minority and Women Owned Business Enterprise in certain municipalities.

[2]	Use of estimates:

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

[3]	Investments:

Securities owned are valued at fair value. The resulting realized and unrealized gains and losses are reflected as trading profits.

Authoritative accounting guidance defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. The fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value into three levels:

	Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

	Level 2	Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available.

	Level 3	Unobservable inputs reflect the assumptions that the managing members develops based on available information about the assumptions market participants would use in valuing the asset or liability.

The Company held municipal bonds with a fair value of $161,863 at December 31, 2008 and did not hold positions at December 31, 2009. The bonds, which are classified as level 2, were valued at prices obtained from pricing sources, which derive values from observable inputs.

[4]	Furniture, equipment and leasehold improvements, net:

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the period of the lease.

[5]	Cash equivalents:

For purposes of reporting cash flows, cash equivalents include money market funds which amounted to $28,182,006 and $13,878,527 at December 31, 2009 and 2008, respectively.

[6]	Revenue:

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

Trading profits are recorded on a trade date basis. Dividends are recorded on the ex-dividend date and interest income is recognized on an accrual basis.

[7]	Income taxes:

The Company is not subject to federal income taxes. Instead, the members are required to include in their income tax returns their respective share of the Company’s income. The Company is subject to tax in certain state and local jurisdictions. Deferred taxes are not significant.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2009, 2008 and 2007

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]	New accounting pronouncements:

During the third quarter of 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“Codification”) became the single source of authoritative U.S. generally accepted accounting principles (“GAAP”). The Codification does not create any new GAAP standards, but incorporates existing accounting and reporting standards into a new topical structure. The Company has adopted this Codification as of December 31, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of the Codification did not have any impact on the Company’s financial statements.

In May 2009, the FASB issued new authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the provisions of the guidance and has evaluated subsequent events through February 25, 2010, the date the financial statements were issued.

NOTE B - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, 2009 and 2008 consists of a Secured Demand Note Collateral Agreement payable to Muriel Siebert & Co. Inc. (“Siebert”), a member of the Company, in the amount of $1,200,000, bearing 4% interest and due August 31, 2011. Interest expense paid to Siebert for each of the years ended 2009, 2008, and 2007 amounts to $48,000, $64,000 and $96,000, respectively.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule. To the extent that such borrowing is required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,500,000 at December 31, 2009 and $1,300,000 at December 31, 2008. Interest earned on the collateral paid by Siebert to SBS amounted to approximately $10,000, $46,000 and $74,000 in 2009, 2008 and 2007, respectively.

NOTE C - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2009	2008

Equipment	$675,406	$556,174
Furniture and leasehold improvements	1,323,471	201,908

	1,998,877	758,082
Less accumulated depreciation and amortization	(724,530)	(558,832)

	$1,274,347	$199,250

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2009, 2008 and 2007

NOTE D - NET CAPITAL

The Company is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2009 and 2008, the Company had net capital of $15,307,604 and $12,075,530, respectively, which was $14,196,735 and $11,525,353, respectively, in excess of its required net capital and its ratio of aggregate indebtedness to net capital was 1.09 and .68 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

NOTE E - COMMITMENTS AND CONTINGENCY

The Company rents office space under long-term operating leases expiring through 2020. These leases call for base rent plus escalations for taxes and operating expenses. Future minimum base rent under these operating leases are as follows:

Year	Amount

2010	$794,000
2011	816,000
2012	785,000
2013	681,000
2014	548,000
Thereafter	2,587,000

$6,211,000

Rent expense including taxes and operating expenses for 2009, 2008 and 2007 amounted to $757,778, $708,035 and $661,172, respectively.

In November 2009, the Company’s existing New York City lease expired and a new lease was entered into with the landlord to occupy a different floor in the same premises through 2020. The aggregate rental commitment related to the new lease amounted to approximately $4,465,000 at December 31, 2009.

The Company purchased leasehold improvements of approximately $817,000 in the year ended December 31, 2009 in connection with such lease and the landlord agreed to reimburse the Company $491,441 for a portion of such improvements. At December 31, 2009, the Company recorded a receivable from the landlord of $491,441 with a corresponding credit to deferred rent liability. Such amount will be recognized as a reduction of rental expense on a straight-line basis over the term of the lease.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,

	2009	2008

Accounts payable	$1,360,512	$—
Accrued bonus and other employee compensation	14,800,638	7,447,138
Other accrued expenses	451,759	650,782

	$16,612,909	$8,097,920

NOTE G - OTHER

During 2009, 2008 and 2007, the Company was charged $75,000, $102,500 and $240,000 by Siebert for general and administrative services.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair and President

Date:	March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Muriel F. Siebert	Chair, President and Director	March 31, 2010

Muriel F. Siebert	(principal executive officer)

/s/ Jeanne Rosendale	Executive Vice President, and General Counsel	March 31, 2010

Jeanne Rosendale

/s/ Joseph M. Ramos, Jr.	Chief Financial Officer and Assistant Secretary	March 31, 2010

Joseph M. Ramos, Jr.	(principal financial and accounting officer)

/s/ Patricia L. Francy	Director	March 31, 2010

Patricia L. Francy

/s/ Leonard M. Leiman	Director	March 31, 2010

Leonard M. Leiman

/s/ Jane H. Macon	Director	March 31, 2010

Jane H. Macon

/s/ Robert P. Mazzarella	Director	March 31, 2010

Robert P. Mazzarella

/s/ Nancy Peterson Hearn	Director	March 31, 2010

Nancy Peterson Hearn

EXHIBIT INDEX

Exhibit No.	Description Of Document

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