Form 10-Q
period 2010-03-31
SIEBERT FINANCIAL CORP
filed 2010-05-17
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to ______________________________

Commission file number	0-5703

Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 6, 2010, there were 22,181,725 shares of Common Stock, par value $.01 per share outstanding.

          Unless the context otherwise requires, the “Company” shall mean Siebert Financial Corp. and its wholly owned subsidiaries and “Siebert” shall mean Muriel Siebert & Co., Inc., a wholly owned subsidiary of the Company.

          Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this document, as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not statements of historical or current fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause our actual results to be materially different from our historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions; fluctuations in volume and prices of securities; demand for brokerage and investment banking services; competition within and without the discount brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering lower rates on commissions than we do; the prevalence of a flat fee environment; decline in participation in equity or municipal finance underwritings; limited trading opportunities; the method of placing trades by our customers; computer and telephone system failures; our level of spending on advertising and promotions; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in us involves various risks, including those mentioned above and those which are detailed from time to time in our Securities and Exchange Commission filings.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2010	December 31, 2009
	(unaudited)

ASSETS
Cash and cash equivalents	$23,531,000	$24,184,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from clearing broker	1,138,000	1,954,000
Securities owned, at fair value	1,609,000	1,607,000
Furniture, equipment and leasehold improvements, net	1,432,000	1,569,000
Investment in and advances to affiliates	9,442,000	9,040,000
Income tax refund receivable	1,924,000	1,074,000
Prepaid expenses and other assets	1,105,000	1,050,000
Intangibles, net	750,000	750,000
Deferred taxes	1,278,000	1,323,000

	43,741,000	44,083,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:

Accounts payable and accrued liabilities	5,559,000	4,695,000

	5,559,000	4,695,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,179,255 shares outstanding at March 31, 2010 and 23,211,846 shares issued and 22,185,325 shares outstanding at December 31, 2009	232,000	232,000
Additional paid-in capital	19,476,000	19,474,000
Retained earnings	23,055,000	24,249,000
Less: 1,032,591 and 1,026,521 shares of treasury stock, at cost at March 31, 2010 and December 31, 2009, respectively	(4,581,000)	(4,567,000)

	38,182,000	39,388,000

	43,741,000	$44,083,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,

	2010	2009

Revenues:
Commissions and fees	$3,708,000	$4,566,000
Investment banking	347,000	1,877,000
Trading profits	234,000	531,000
Interest and dividends	24,000	26,000

	4,313,000	7,000,000

Expenses:
Employee compensation and benefits	2,456,000	3,033,000
Clearing fees, including floor brokerage	1,252,000	1,474,000
Professional fees	2,130,000	1,949,000
Advertising and promotion	143,000	278,000
Communications	649,000	638,000
Occupancy	311,000	323,000
Other general and administrative	684,000	681,000

	7,625,000	8,376,000

Income from equity investees	1,323,000	844,000

Loss before income taxes	(1,989,000)	(532,000)

Benefit for income taxes	(795,000)	(200,000)

Net loss	$(1,194,000)	$(332,000)

Net loss per share of common stock -
Basic and Diluted	$(.05)	$(.01)
Weighted average shares outstanding -
Basic and Diluted	22,188,174	22,199,450

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2010	2009

Cash flows from operating activities:
Net loss	$(1,194,000)	$(332,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,000	126,000
Income from equity investees	(1,323,000)	(844,000)
Distribution from equity investees	948,000	19,000
Deferred taxes	45,000	(39,000)
Employee stock based compensation	2,000	9,000
Securities owned, at fair value	(2,000)	(191,000)
Securities sold short, at fair value	—	509,000
Changes in:
Receivable from clearing broker	816,000	(1,219,000)
Income tax refund receivable	(850,000)	(173,000)
Prepaid expenses and other assets	(55,000)	(54,000)
Accounts payable and accrued liabilities	938,000	(1,152,000)

Net cash used in operating activities	(549,000)	(3,341,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(63,000)	(82,000)
(Payment) collection of advances made to equity investees	(27,000)	56,000

Net cash used in investing activities	(90,000)	(26,000)

Cash flows from financing activities:
Purchase of treasury shares	(14,000)	(7,000)

Net cash used in financing activities	(14,000)	(7,000)

Net decrease in cash and cash equivalents	(653,000)	(3,374,000)
Cash and cash equivalents - beginning of period	24,184,000	29,617,000

Cash and cash equivalents - end of period	23,531,000	$26,243,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$7,000	$11,000

See notes to condensed consolidated financial statements

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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

The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Because of the nature of the Company’s business, the results of any interim period are not necessarily indicative of results for a full year.

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

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3 – valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

As of March 31, 2010, the classification of securities owned is as follows:

Securities owned	Level 1	Level 2	Total

Municipal bonds	—	$1,391,000	$1,391,000

Common stock	$218,000	—	$218,000

	$218,000	$1,391,000	$1,609,000

Common stock is valued on the last business day of the period at the last available reported sales price on the primary securities exchange.

Municipal bonds are valued based on prices obtained from pricing sources, which derive values from observable inputs.

3.	Loss Per Share:

Basic and dilutive net loss per share are calculated by dividing net loss by the weighted average outstanding shares during the period. For the three months ended March 31, 2010 and 2009, 1,704,000 and 1,767,200 common shares, respectively, issuable upon the exercise of options were not included in the computation of diluted loss per share as the effect would have been anti-dilutive.

4.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative standard, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of March 31, 2010, Siebert had net capital of approximately $19,766,000 as compared with net capital requirements of $250,000.

5.	Capital Transactions:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. The Company purchased 6,070 shares at an average price of $2.34 in the first quarter of 2010.

6.	Siebert, Brandford, Shank & Co., LLC:

Summarized financial data of Siebert, Brandford, Shank & Co., LLC, (“SBS”) for the three months ended March 31, is set forth below. Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

	2010	2009

Total assets, including secured demand note of $1,200,000 in each period due from Siebert	$40,378,000
Total liabilities, including subordinated liabilities of $1,200,000 in each period due to Siebert	21,966,000
Total members’ capital	18,412,000
Regulatory minimum net capital requirement	676,000	300,000
Total revenues	13,166,000	9,060,000
Net income	2,684,000	1,860,000

Siebert charged SBS $19,000 for the three months ended March 31, 2010 and 2009, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net income for the three months ended March 31, 2010 and 2009 amounted to $1.3 million and $912,000, respectively.

Siebert’s share of undistributed earnings from SBS amounted to $8,630,000 at March 31, 2010. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory net capital requirements.

7.	SBS Financial Products Company, LLC:

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in, SBS Financial Products Company, LLC (“SBSFPC”), which engages in derivatives transactions related to the municipal underwriting business. Income/(loss) from SBSFPC is considered to be integral to the Company’s operations and material to the results of operations.

The Company’s share of net income (loss) for the three months ended March 31, 2010 and 2009 amounted to $8,000 and ($68,000), respectively.

At March 31, 2010, SBSFPC had an accumulated loss of $185,000 of which the Company’s share was $62,000.

Summarized financial data of SBSFPC for the three months ended March 31, is set forth below.

	2010	2009

Total assets	134,173,000
Total liabilities	133,158,000
Total members’ capital	1,015,000
Total revenues	77,000	(154,000	)*
Net income (loss)	25,000	(203,000)

*Attributable to unrealized loss on derivative contracts.

8.	Contingent Liabilities:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months ended March 31, 2010 and 2009.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management all such claims, suits and complaints are without merit, or involved amounts which would not have a significant effect on the financial position or results of operations of the Company.

9.	Subsequent Events:

As part of the negotiations with its primary clearing firm for a three year Fully Disclosed Clearing Agreement which was entered into on May 5, 2010 and subject to approval by FINRA, the Company resolved at $3 million the amount due to the Company from the clearing firm on past transactions cleared for the Company. This amount will be recorded as commission and fee income in the second quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and our unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The financial crisis affecting the global economy has created historic volatility in the marketplace. Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which has had an adverse effect on our revenues. Competition in the brokerage industry remains intense.

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

Recent Developments

On January 22, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company purchased 6,070 shares at an average price of $2.34 in the first quarter of 2010.

As part of the negotiations with its primary clearing firm for a three year Fully Disclosed Clearing Agreement which was entered into on May 5, 2010 and subject to approval by FINRA, the Company resolved at $3 million the amount due to the Company from the clearing firm on past transactions cleared for the Company. This amount will be recorded as commission and fee income in the second quarter of 2010.

Critical Accounting Policies

          We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management makes significant “estimates” that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities included in the financial statements. The estimates relate primarily to revenue and expense items in the normal course of business as to which we receive no confirmations, invoices, or other documentation at the time the books are closed for a period. We use our best judgment, based on our knowledge of these revenue transactions and expenses incurred, to estimate the amounts of such revenue and expense. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently receive the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of intangible assets, and the fair market value of intangible assets. Our management believes that its estimates are reasonable.

Results of Operations

We had a net loss of $1.2 million and $332,000 for the three months ended March 31, 2010 and 2009, respectively.

Total revenues for the three months ended March 31, 2010 were $4.3 million, a decrease of $2.7 million or 38.4% from the same period in 2009.

          Commission and fee income for the three months ended March 31, 2010 was $3.7 million, a decrease of $858,000 or 18.8% from the same period in 2009. Commissions generated by retail customers decreased due to a decrease in trading volumes as well as a decrease in the average commission charged per trade offset by an increase in fees from margin debits due to higher margin debit balances. Our commissions recapture operations decreased as well but there was an offset by an increase in the institutional trading commission trading.

          Investment banking revenues for the three months ended March 31, 2010 were $347,000, a decrease of $1.5 million or 81.5% from the same period in 2009 primarily due to our participating in fewer new issues in the debt markets.

          Trading profits were $234,000 for the three months ended March 31, 2010, a decrease of $297,000 or 55.9% from the same period in 2009 primarily due to the loss of two debt sales-traders in the second quarter of 2009.

Interest and dividends for the three months ended March 31, 2010 were $24,000, a decrease of $2,000 or 7.7% from the same period in 2009 primarily due to lower cash balances.

Total expenses for the three months ended March 31, 2010 were $7.6 million, a decrease of $751,000 or 9.0% from the same period in 2009.

Employee compensation and benefit costs for the three months ended March 31, 2010 was $2.5 million, a decrease of $577,000 or 19.0% from the same period in 2009. This decrease was due to a decrease in commissions paid based on production in the capital markets and retail operations as well as a decrease in bonus accrual for staff and FICA costs.

          Clearing and floor brokerage costs for the three months ended March 31, 2010 were $1.3 million, a decrease of $222,000 or 15.1% from the same period in 2009 due to a decrease in volume of trade executions for retail customers and commission recapture operations offset by an increase in execution charges for institutional equity customers.

          Professional fees were $2.1 million for the three months ended March 31, 2010, an increase of $181,000, or 9.3% from the same period in 2009 primarily due to an increase in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the three months ended March 31, 2010 were $143,000, a decrease of $135,000 or 48.6% from the same period in 2009 due to a decrease in production and airing of television commercials and print advertising, brochures and direct mailings to our retail customer base.

          Communications expense for the three months ended March 31, 2010 was $649,000, an increase of $11,000 or 1.7% from the same period in 2009 primarily due to an increase in Bloomberg terminals for new sales traders in our equity capital markets department.

Occupancy costs for the three months ended March 31, 2010 were $311,000, a decrease of $12,000 or 3.7% from the same period in 2009 due to a decrease in rents in the New Jersey office.

          Other general and administrative expenses were $684,000, an increase of $3,000 or 0.4% from the same period in 2009 due to an increase in registration fees offset by decreases in printing, travel and entertainment, transportation, postage and subscriptions.

          Income from Siebert’s equity investment in Siebert Brandford Shank & Co., LLC, an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended March 31, 2010 was $1.3, an increase of $388,000 or 42.5% from the same period in 2009 due to SBS participating in more and larger managed and co-managed transactions. Income from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for the three months ended March 31, 2010 was $8,000 as compared to a loss of $67,000 from the same period in 2009. This loss in 2009 was due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          For the three months ended March 31, 2010 and 2009 we recorded a benefit for income taxes of $795,000 and $200,000, respectively, due to our loss before taxes of $2.0 million and $532,000, respectively.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at March 31, 2010 were $44 million. As of that date, $26 million, or 60%, of our total assets were regarded by us as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2010, Siebert’s regulatory net capital was $19.8 million, $19.5 million in excess of its minimum capital requirement of $250,000.

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company purchased 6,070 shares at an average price of $2.34 in the first quarter of 2010.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of March 31, 2010. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2011 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Working capital is generally invested temporarily in dollar denominated money market funds and United States Treasury Bills. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions as of March 31, 2010.

Item 4T. Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding timely disclosure.

          There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

          We are involved in various routine lawsuits of a nature we deemed to be customary and incidental to our business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions.

We purchased 6,070 shares at an average price of $2.34 in the first quarter of 2010.

Issuer Purchases of Equity Securities

A summary of our repurchase activity for the three months ended March 31, 2010 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
January 2010	2,466	$2.35	31,404	268,596
February 2010	1,698	$2.33	33,102	266,898
March 2010	1,906	$2.32	35,008	264,992
Total	6,070	$2.34	35,008	264,992

Item 5. Other Information

On May 5, 2010, Muriel Siebert & Co., Inc. entered into a new Fully Disclosed Clearing Agreement (the “Agreement”) with National Financial Services LLC (“NFS”), its primary clearing firm, for an initial term of three years. Pursuant to the Agreement, Siebert has engaged NFS to execute and clear transactions and carry accounts on a fully disclosed basis on behalf of Siebert and Siebert’s customers which are introduced by Siebert and accepted by NFS. In addition, NFS will provide certain services to Siebert and its customers. The Agreement also identifies and allocates certain functions and responsibilities between NFS and Siebert. The Agreement supersedes the clearing agreement between NFS and Siebert dated March 20, 2000. NFS has submitted the Agreement to FINRA for approval.

Item 6. Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert
Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: May 17, 2010

By:	/s/ Joseph M. Ramos, Jr.
Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 17, 2010