Form 10-Q
period 2010-06-30
SIEBERT FINANCIAL CORP
filed 2010-08-16
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to __________________________

Commission file number 0-5703

Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

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

Yes  ☒          No  ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes  ☐  No  ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 27, 2010, there were 22,180,277 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2010 (Unaudited)	December 31, 2009

ASSETS
Cash and cash equivalents	$27,129,000	$24,184,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from clearing broker	1,164,000	1,954,000
Securities owned, at fair value	1,566,000	1,607,000
Furniture, equipment and leasehold improvements, net	1,419,000	1,569,000
Investment in and advances to affiliates	8,357,000	9,040,000
Income tax refund receivable	1,401,000	1,074,000
Prepaid expenses and other assets	819,000	1,050,000
Intangibles, net	750,000	750,000
Deferred taxes	1,236,000	1,323,000

	$45,373,000	$44,083,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	6,413,000	4,695,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,176,443 and 22,185,325 outstanding at June 30, 2010 and December 31, 2009, respectively	232,000	232,000
Additional paid-in capital	19,479,000	19,474,000
Retained earnings	23,837,000	24,249,000
Less: 1,035,403 and 1,026,521 shares of treasury stock, at cost at June 30, 2010 and December 31, 2009, respectively	(4,588,000)	(4,567,000)

	38,960,000	39,388,000

	$45,373,000	$44,083,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

Revenues:
Commissions and fees	$6,624,000	$5,185,000	$10,332,000	$9,751,000
Investment banking	413,000	1,556,000	760,000	3,433,000
Trading profits	323,000	508,000	557,000	1,039,000
Interest and dividends	36,000	25,000	60,000	51,000

	7,396,000	7,274,000	11,709,000	14,274,000

Expenses:
Employee compensation and benefits	2,396,000	2,860,000	4,852,000	5,893,000
Clearing fees, including floor brokerage	693,000	1,560,000	1,945,000	3,034,000
Professional fees	1,679,000	1,510,000	3,809,000	3,459,000
Advertising and promotion	110,000	209,000	253,000	487,000
Communications	620,000	644,000	1,269,000	1,282,000
Occupancy	338,000	329,000	649,000	652,000
Other general and administrative	716,000	620,000	1,400,000	1,301,000

	6,552,000	7,732,000	14,177,000	16,108,000

Income from equity investees	501,000	1,444,000	1,824,000	2,288,000

Income (loss) before income taxes	1,345,000	986,000	(644,000)	454,000

Provision (benefit) for income taxes	563,000	422,000	(232,000)	222,000

Net Income (loss)	782,000	$564,000	(412,000)	$232,000

Net income (loss) per share of common stock - Basic and Diluted	$.04	$.03	$(.02)	$.01
Weighted average shares outstanding -
Basic	22,177,524	22,195,886	22,179,801	22,197,658
Diluted	22,178,328	22,210,725	22,179,801	22,212,692

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

	2010	2009

Cash flows from operating activities:
Net (loss) income	$(412,000)	$232,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	258,000	246,000
Income from equity investees	(1,824,000)	(2,288,000)
Deferred taxes	87,000	29,000
Distribution from equity investees	2,513,000	1,124,000
Employee stock based compensation	5,000	16,000
Securities owned, at fair value	41,000	(444,000)
Securities sold short, at fair value	—	865,000
Changes in:
Receivable from clearing brokers	790,000	(613,000)
Prepaid expenses and other assets	231,000	63,000
Income tax refund receivable	(327,000)	544,000
Accounts payable and accrued liabilities	1,718,000	(539,000)

Net cash provided by (used in) operating activities	3,080,000	(755,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(108,000)	(122,000)
Net (payment) collection of advances made to equity investees	(6,000)	99,000

Net cash used in investing activities	(114,000)	(23,000)

Cash flows from financing activities:
Purchase of treasury shares	(21,000)	(13,000)

Net cash used in financing activities	(21,000)	(13,000)

Net increase (decrease) in cash and cash equivalents	2,945,000	(791,000)

Cash and cash equivalents - beginning of period	24,184,000	29,617,000

Cash and cash equivalents - end of period	$27,129,000	$28,826,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$9,000	$11,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2009 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Because of the nature of the Company’s business, the results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of operating results for the full year.

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

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3 – valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

As of June 30, 2010, the classification of securities owned is as follows:

Securities owned	Level 1	Level 2	Total

Municipal bonds	—	$1,385,000	$1,385,000
Common stock	$181,000	—	$181,000

	$181,000	$1,385,000	$1,566,000

Common stock is valued on the last business day of the period at the last available reported sales price on the primary securities exchange.

Municipal bonds are valued based on prices obtained from pricing sources, which derive values from observable inputs.

3.	Per Share Data:

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes the effects of stock options utilizing the treasury stock method, only when such effect is dilutive.

The weighted average number of shares used in the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2010 and 2009, together with excluded shares whose effect is anti-dilutive, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

Weighted average number of common shares outstanding as used in computation of basic per share data	22,177,524	22,195,886	22,179,801	22,197,658

Effect of dilutive securities — stock options	804	14,839	—	15,034

Shares used in computation of diluted per share data	22,178,328	22,210,725	22,179,801	22,212,692

Shares of underlying stock options not included in dilutive computation	1,689,700	1,727,200	1,689,700	1,727,200

4.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of June 30, 2010, Siebert had net capital of approximately $22,455,000 as compared with net capital requirements of $250,000.

5.	Capital Transactions:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the six months ended June 30, 2010, the Company purchased 8,882 shares at an average price of $2.32.

6.	Investment in and advances to affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

Summarized financial data of SBS is set forth below.

	June 30,
	2010	2009

Total assets including secured demand note of $1,200,000 in each period due from Siebert	$26,916,000
Total liabilities including subordinated liabilities of $1,200,000 in each period due to Siebert	10,640,000
Total members’ capital	16,276,000
Regulatory minimum net capital requirement	512,000
Six months ended:
Total revenues	22,371,000	21,185,000
Net income	3,737,000	5,041,000
Three months ended:
Total revenues	9,205,000	12,125,000
Net income	1,053,000	3,181,000

Siebert charged SBS $38,000 for the six months ended June 30, 2010 and 2009, respectively, and $19,000 for the three months ended June 30, 2010 and 2009, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net income of SBS for the three months ended June 30, 2010 and 2009 amounted to $516,000 and $1,559,000, respectively, and for the six months ended June 30, 2010 and 2009 amounted to $1,831,000 and $2,470,000, respectively.

Siebert’s share of undistributed earnings from SBS amounted to $7,583,000 at June 30, 2010. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement among Siebert and the principals of SBS and SBS’s continued compliance with its regulatory and net capital requirements.

SBS Financial Products Company, LLC (“SBSFPC”)

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in, SBSFPC which engages in derivatives transactions related to the municipal underwriting business. Income/(loss) from SBSFPC is considered to be integral to the Company’s operations and material to the results of operations.

Summarized financial data of SBSFPC is set forth below.

	June 30,

	2010		2009

Total assets	$166,000,000
Total liabilities	165,037,000
Total members’ capital	963,000
Six months ended:
Total revenues	74,000	*	(442,000	)*
Net income (loss)	(22,000)		(546,000)
Three months ended:
Total revenues	(3,000	)*	(288,000	)*
Net income (loss)	4,000		(344,000)

          *Attributable to unrealized loss on derivative contracts.

The results of operations for the six months ended June 30, 2010 reflects a reduction of SBSFPC’s previously reported net income of $25,000 for the quarter ended March 31, 2010 to a net loss of $26,000 resulting from a $51,000 correction of unrealized gain on derivative contracts.

The Company’s share of net loss of SBSFPC for the six months ended June 30, 2010 amounted to $7,000. For the three months ended June 30, 2010, the Company reflected its share of SBSFPC’s operations as a net loss of $15,700 which includes a loss of $17,000 attributable to the correction of SBSFPC’s results for the quarter ended March 31, 2010 referred to above. Such correction was not material to the Company’s results of operations for the quarter ended June 30, 2010 or March 31, 2010. The Company’s share of net loss for the three months ended June 30, 2009 amounted to $115,000 and for the six months ended June 30, 2009 amounted to $182,000.

At June 30, 2010, SBSFPC had an accumulated loss of $237,000 of which the Company’s share was $79,000.

7.	New Clearing Agreement:

As part of the negotiations with one of the Company’s clearing firms for a three year fully disclosed clearing agreement which was entered into on May 5, 2010, the Company resolved at $3 million the amount due to the Company from the clearing firm on past transactions cleared for the Company. This amount is included in commission and fee income for the three and six months ended June 30, 2010.

8.	Contingent Liabilities:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the six months ended June 30, 2010 and 2009.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The financial crisis affecting the global economy has created historic volatility in the marketplace. Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which has had an adverse effect on our revenues. Competition in the brokerage industry remains intense. In view of the business environment, Siebert has reduced expenses and intends to continue its efforts to reduce occupancy costs and other operational expenses. Siebert will also consider opportunities, when they arise, to acquire additional customer accounts.

The following table sets forth certain metrics for the three and six months then ended.

	For the Three Months ended June 30,		For the Six Months ended June 30,
Retail Customer Activity:	2010	2009	2010	2009

Total Retail Trades:	112,917	125,709	210,873	232,071
Average Commission per Retail trade:	$24.36	$25.56	$24.73	$25.28

	As of June 30,

Retail Customer Balances:	2010	2009

Retail Customer Net Worth (in billions):	$5.8	$5.3
Retail Customer Money Market Fund Value (in billions):	$1.0	$1.1
Retail Customer Margin Debit Balances (in million):	$176.5	$124.6
Retail Customer Accounts with Positions:	50,331	54,604

Description:

•	Total retail trades represent retail trades that generate commission.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debit balances.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represents retail customers with a cash and or securities in their accounts.

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

Recent Developments

          As part of the negotiations with one of the company’s clearing firms for a three year fully disclosed clearing agreement which was entered into on May 5, 2010, the Company resolved at $3 million the amount due to the Company from the clearing firm on past transactions cleared for the Company. This amount is included in commission and fee income for the three and six months ended June 30, 2010.

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2010, the Company purchased 8,882 shares at an average price of $2.32.

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

Results of Operations

          We believe that our business reflects the current difficult business environment for discount and online and institutional brokers. We had net income of $782,000 and net loss of $412,000 for the three months and six months ended June 30, 2010, respectively.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

          Total revenues for the three months ended June 30, 2010 were $7.4 million, an increase of $122,000 or 1.7% from the same period in 2009.

          Commission and fee income for the three months ended June 30, 2010 was $6.6 million, an increase of $1.4 million or 27.8% from the same period in 2009 primarily due to recording $3 million as commission and fee income as part of our negotiations with our primary clearing firm for a three year Fully Disclosed Clearing Agreement in the second quarter of 2010 as well as increases in margin debits due to higher margin debit balances and an increase in institutional trading offset by a decrease in commissions generated by retail customers due to a decrease in trading volumes.

          Investment banking revenues for the three months ended June 30, 2010 were $413,000, a decrease of $1.1 million or 73.5% from the same period in 2009 due to our participation in fewer new issues in the equity and debt capital markets.

          Trading profits were $323,000 for the three months ended June 30, 2010, a decrease of $185,000 or 36.4% from the same period in 2009 due to an overall decrease in trading volume primarily in the debt markets and the loss of two debt sales-traders in the second quarter of 2009.

          Interest and dividends for the three months ended June 30, 2010 were $36,000, an increase of $11,000 or 44.0% from the same period in 2009 primarily due to higher cash balances.

          Total expenses for the three months ended June 30, 2010 were $6.5 million, a decrease of $1.1 million or 15.2% from the same period in 2009.

          Employee compensation and benefit costs for the three months ended June 30, 2010 were $2.4 million, a decrease of $464,000 or 16.2% from the same period in 2009. This decrease was due to decreases in commissions paid based on production, a reduction headcount for registered representatives and staff bonus accrual.

          Clearing and floor brokerage costs for the three months ended June 30, 2010 were $693,000, a decrease of $867,000 or 55.6% from the same period in 2009 primarily due to the execution of a Fully Disclosed Clearing Agreement with our primary clearing firm in the second quarter of 2010 which reduced our fees for clearing costs as well as a decrease in volume of trade executions for retail customers and a decrease in execution charges for institutional debt and equity customers.

          Professional fees for the three months ended June 30, 2010, were $1.7 million, an increase of $169,000 or 11.2% from the same period in 2009 primarily due to an increase in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the three months ended June 30, 2010 were $110,000, a decrease of $99,000 or 47.4% from the same period in 2009 due to a decrease in print advertising, brochures and direct mailing to our retail customer base.

          Communications expense for the three months ended June 30, 2010, was $620,000, a decrease of $24,000 or 3.7% from the same period in 2009 primarily due to a decrease in quotation costs associated with our retail customer base and a decrease in local telephone usage offset by an increase in Bloomberg terminals for new sales-traders in our equity and debt capital markets in the second quarter of 2010.

          Occupancy costs for the three months ended June 30, 2010 were $338,000, an increase of $9,000 or 2.7% from the same period in 2009 due to an increase in rents in our Florida branches offset by a decrease in rent in our New Jersey office.

          Other general and administrative expenses for the three months ended June 30, 2010 were $716,000, an increase of $96,000 or 15.5% from the same period in 2009 due to an increase in computer updates, office expense, training, depreciation, printing, postage and subscriptions offset by decreases in registration fees and transportation costs.

          Income from Siebert’s equity investment in Siebert, Brandford, Shank & Co., L.L.C., an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended June 30, 2010, was $516,000, a decrease of $1.0 million or 66.9% from the same period in 2009. SBS serves as an underwriter for municipal bond offerings. This decrease was due to SBS participating in fewer senior managed or co-managed transactions. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33.33% equity interest (“SBSFPC”) for the three months ended June 30, 2010, was $16,000 as compared to a loss of $115,000 from the same period in 2009. This loss in 2009 was due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax provision for the three months ended June 30, 2010 and 2009 was $563,000 and $422,000, respectively, due to our income before income tax of $1.4 million and $986,000, respectively.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

          Total revenues for the six months ended June 30, 2010 were $11.7 million, a decrease of $2.6 million or 18.0% from the same period in 2009.

          Commission and fee income for the six months ended June 30, 2010 was $10.3 million, an increase of $581,000 or 6.0% from the same period in 2009 primarily due to recording $3 million as commission and fee income as part of our negotiations with our primary clearing firm for a three year Fully Disclosed Clearing Agreement in the second quarter of 2010 as well as increases in margin debits due to higher margin debit balances and an increase in institutional trading offset by a decrease in commissions generated by retail customers due to a decrease in trading volumes.

          Investment banking revenues for the six months ended June 30, 2010 were $760,000, a decrease of $2.7 million or 77.9% from the same period in 2009 due to our participation in fewer new issues in the equity and debt capital markets.

          Trading profits were $557,000 for the six months ended June 30, 2010, a decrease of $482,000 or 46.4% from the same period in 2009 due to a decrease in trading volume primarily in the debt markets and the loss of two debt sales-traders in the second quarter of 2009.

          Interest and dividends for the six months ended June 30, 2010 were $60,000, an increase of $9,000 or 17.7% from the same period in 2009 primarily due to lower cash balances.

          Total expenses for the six months ended June 30, 2010 were $14.1 million, a decrease of $1.9 million from the same period in 2009.

          Employee compensation and benefit costs for the six months ended June 30, 2010 were $4.9 million, a decrease of $1.0 million, or 17.7% from the same period in 2009. This decrease was due to decreases in commissions paid based on production and a reduction headcount for registered representatives and staff bonus accrual.

          Clearing and floor brokerage costs for the six months ended June 30, 2010 were $2.0 million, a decrease of $1.1 million or 35.9% from the same period in 2009, primarily due to the execution of a Fully Disclosed Clearing Agreement with our primary clearing firm in the second quarter of 2010 which reduced our fees for clearing costs as well as a decrease in volume of trade executions for retail customers and a decrease in execution charges for institutional debt and equity customers.

          Professional fees for the six months ended June 30, 2010, were $3.8 million, an increase of $350,000 or 10.1% from the same period in 2009 primarily due to an increase in legal fees relating to a dispute with a former employee offset by a decrease in consulting fees relating to the commission recapture business.

          Advertising and promotion expenses for the six months ended June 30, 2010 were $253,000, a decrease of $234,000 or 48.1% from the same period in 2009 primarily due to decreases in production and airing of television commercials and print advertising, brochures and direct mailings to our retail customer base.

          Communications expense for the six months ended June 30, 2010, was $1.3 million, a decrease of $13,000 from the same period in 2009 due primarily due to a decrease in local telephone usage.

          Occupancy costs for the six months ended June 30, 2010 were $649,000, a decrease of $3,000 from the same period in 2009 due to a decrease in rents in the New Jersey office offset by an increase in rents in our Florida branches.

          Other general and administrative expenses for the six months ended June 30, 2010 were $1.4 million, an increase of $99,000 or 7.6% from the same period in 2009. This increase was a result of increases in computer updates, office expenses, training, depreciation, insurance and SIPC fees, offset by travel and entertainment, printing and transportation costs.

          Income from Siebert’s equity investment in Siebert, Brandford, Shank & Co., L.L.C., an entity in which Siebert holds a 49% equity interest (“SBS”) for the six months ended June 30, 2010, was $1.9 million, a decrease of $639,000 or 25.9% from the same period in 2009. This decrease was due to SBS participating in fewer senior managed or co-managed transactions. SBS serves as an underwriter for municipal bond offerings. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33.33% equity interest (“SBSFPC”), for the six months ended June 30, 2010, was $7,000 as compared to a loss of $182,000 from the same period in 2009 due to the mark to market loss in positions. We consider income and loss from equity investees to be integral to our operations and material to the results of operations.

          The tax benefit for the six months ended June 30, 2010 was $232,000 based on our loss before income taxes of $644,000 and tax provisions for the six months ended June 30, 2009 was $222,000 based on our income before income tax of $454,000.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash in money market funds. Our total assets at June 30, 2010 were $45 million. As of that date, we regarded $28.3 million, or 62%, of total assets as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2010, Siebert’s regulatory net capital was $22.4 million, $22.2 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2010, 8,882 shares were purchased at an average price of $2.32 per share.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2012, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

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

Item 4. Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding timely disclosure.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. We purchased 2,812 shares at an average price of $2.27 in the second quarter of 2010.

A summary of our repurchase activity for the three months ended June 30, 2010 is as follows:

Issuer Purchases of Issuer Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans

April 2010	1,471	$2.32	36,479	263,521

May 2010	1,029	$2.22	37,508	262,492

June 2010	312	$2.20	37,820	262,180

Total	2,812	$2.27	37,820	262,180

All of the purchases were made in open market transactions.

Item 6. Exhibits

10.1*	Fully Disclosed Clearing Agreement, by and between National Financial Services LLC and Muriel Siebert & Co., Inc. dated May 5, 2010.

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

*A request for confidential treatment was filed for certain portions of the indicated document. Certain portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: August 16, 2010

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 16, 2010