Form 10-Q
period 2010-09-30
SIEBERT FINANCIAL CORP
filed 2010-11-15
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

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

Yes ☐   No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2010, there were 22,141,403 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2010 (Unaudited)	December 31, 2009

ASSETS
Cash and cash equivalents	$23,491,000	$24,184,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from clearing broker	1,073,000	1,954,000
Securities owned, at fair value	1,076,000	1,607,000
Furniture, equipment and leasehold improvements, net	1,379,000	1,569,000
Investment in and advances to affiliates	8,649,000	9,040,000
Income tax refund receivable	795,000	1,074,000
Prepaid expenses and other assets	650,000	1,050,000
Intangibles, net	775,000	750,000
Deferred taxes	—	1,323,000

	$39,420,000	$44,083,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	4,022,000	4,695,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,172,175 and 22,185,325 shares outstanding at September 30, 2010 and December 31, 2009, respectively	232,000	232,000
Additional paid-in capital	19,481,000	19,474,000
Retained earnings	20,279,000	24,249,000
Less: 1,039,671 and 1,026,521 shares of treasury stock, at cost at September 30, 2010 and December 31, 2009, respectively	(4,594,000)	(4,567,000)

	35,398,000	39,388,000

	$39,420,000	$44,083,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues:
Commissions and fees	$2,875,000	$4,389,000	$13,207,000	$14,140,000
Investment banking	552,000	576,000	$1,312,000	4,009,000
Trading profits	282,000	348,000	839,000	1,387,000
Interest and dividends	33,000	47,000	93,000	98,000

	3,742,000	5,360,000	15,451,000	19,634,000

Expenses:
Employee compensation and benefits	2,172,000	2,599,000	7,024,000	8,492,000
Clearing fees, including floor brokerage	669,000	1,266,000	2,614,000	4,300,000
Professional fees	1,511,000	1,529,000	5,320,000	4,988,000
Advertising and promotion	111,000	173,000	364,000	660,000
Communications	542,000	671,000	1,811,000	1,953,000
Occupancy	321,000	332,000	970,000	984,000
Other general and administrative	760,000	696,000	2,160,000	1,997,000

	6,086,000	7,266,000	20,263,000	23,374,000

Income from equity investees	628,000	615,000	2,452,000	2,903,000

Loss before income taxes	(1,716,000)	(1,291,000)	(2,360,000)	(837,000)

Provision (benefit) for income taxes	1,842,000	(840,000)	1,610,000	(618,000)

Net loss	$(3,558,000)	$(451,000)	$(3,970,000)	$(219,000)

Net loss per share of common stock -
Basic and Diluted	$(.16)	$(.02)	$(.18)	$(.01)
Weighted average shares outstanding -
Basic and Diluted	22,176,191	22,191,696	22,178,584	22,195,649

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2010	2009

Cash flows from operating activities:
Net loss	$(3,970,000)	$(219,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	396,000	369,000
Deferred tax provision (benefit)	1,323,000	(23,000)
Income from equity investees	(2,452,000)	(2,903,000)
Distribution from equity investees	2,894,000	1,431,000
Employee stock based compensation	7,000	18,000
Changes in:
Securities owned, at fair value	531,000	33,000
Receivable from clearing brokers	881,000	313,000
Prepaid expenses and other assets	400,000	223,000
Income tax refund receivable	279,000	(459,000)
Accounts payable and accrued liabilities	(673,000)	(1,131,000)

Net cash used in operating activities	(384,000)	(2,348,000)

Cash flows from investing activities:
Purchase of customer lists	(25,000)
Purchase of furniture, equipment and leasehold improvements	(206,000)	(278,000)
Net (payment) collection of advances made to equity investees	(51,000)	103,000

Net cash used in investing activities	(282,000)	(175,000)

Cash flows from financing activities:
Purchase of treasury shares	(27,000)	(23,000)

Net cash used in financing activities	(27,000)	(23,000)

Net decrease in cash and cash equivalents	(693,000)	(2,546,000)

Cash and cash equivalents - beginning of period	24,184,000	29,617,000

Cash and cash equivalents - end of period	$23,491,000	$27,071,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$16,000	$237,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted. The balance sheet at December 31, 2009 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Because of the nature of the Company’s business, the results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of operating results for the full year.

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

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3 – valuations derived from valuation techniques in which one or more significant inputs is not readily observable.

          As of September 30, 2010, the classification of securities owned was as follows:

Securities owned	Level 1	Level 2	Total

Municipal bonds	—	$878,000	$878,000
Common stock	$198,000	—	$198,000
Total	$198,000	$878,000	$1,076,000

Common stock is valued on the last business day of the period at the last available reported sales price on the primary securities exchange.

Municipal bonds are valued based on prices obtained from pricing sources, which derive values from observable inputs.

3.	Earnings per Share:

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of stock options utilizing the treasury stock method, only when such effect is dilutive.

The weighted average number of shares used in the basic and diluted loss per share computations for the three and nine months ended September 30, 2010 and 2009, together with excluded shares whose effect is anti-dilutive, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Weighted average number of common shares outstanding as used in computation of basic per share data	22,176,191	22,191,696	22,178,584	22,195,649

Effect of dilutive securities — stock options	—	—	—	—

Shares used in computation of diluted per share data	22,176,191	22,191,696	22,178,584	22,195,649

Shares of underlying stock options not included in diluted computation	1,704,700	1,727,200	1,704,700	1,727,200

4.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of September 30, 2010, Siebert had net capital of approximately $20,465,000 as compared with net capital requirements of $250,000.

5.	Capital Transactions:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the nine months ended September 30, 2010, the Company purchased 13,150 shares at a cost of $27,000 which represents an average price of $2.07.

6.	Investment in and advances to affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income from SBS is considered to be integral to Siebert’s operations and material to its results of operations.

Summarized financial data of SBS is set forth below.

	September 30,
	2010	2009

Total assets including secured demand note of $1,200,000 due from Siebert	$42,828,000
Total liabilities including subordinated liabilities of $1,200,000 due to Siebert	26,039,000
Total members’ capital	16,789,000
Regulatory minimum net capital requirement	723,000
Nine months ended:
Total revenues	31,661,000	31,166,000
Net income	5,028,000	6,155,000
Three months ended:
Total revenues	9,290,000	9,981,000
Net income	1,291,000	1,114,000

Siebert charged SBS $56,000 for the nine months ended September 30, 2010 and 2009, respectively, and $18,000 for the three months ended September 30, 2010 and 2009, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net income for the three months ended September 30, 2010 and 2009 amounted to $633,000 and $546,000, respectively, and for the nine months ended September 30, 2010 and 2009 amounted to $2,464,000 and $3,016,000, respectively.

Siebert received distributions from SBS of $2,892,000 and $1,431,000 during the nine months ended September 30, 2010 and 2009, respectively, and Siebert’s share of undistributed earnings from SBS amounted to $7,835,000 at September 30, 2010. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement among Siebert and the principals of SBS and SBS’s continued compliance with its regulatory and net capital requirements.

SBS Financial Products Company, LLC (“SBSFPC”)

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in, SBSFPC which engages in derivatives transactions related to the municipal underwriting business. Income/(loss) from SBSFPC is considered to be integral to the Company’s operations and material to its results of operations.

          Summarized financial data of SBSFPC is set forth below.

	September 30,

	2010	2009

Total assets	$191,000,000
Total liabilities	190,000,000
Total members’ capital	950,000
Nine months ended:
Total revenues*	110,000	(186,000)
Net loss	(35,000)	(340,000)
Three months ended:
Total revenues	36,000	256,000
Net loss	(13,000)	207,000

*Attributable to unrealized gain (loss) on derivative contracts.

The Company’s share of net income (loss) for the three months ended September 30, 2010 and 2009 amounted to ($4,000) and $69,000 respectively, and for the nine months ended September 30, 2010 and 2009 amounted to ($12,000) and ($113,000) respectively.

Siebert received distributions from SBSFPC of $2,000 during the nine months ended September 30, 2010. At September 30, 2010, SBSFPC had an accumulated loss of $250,000 of which the Company’s share was $83,000.

7.	New Clearing Agreement:

As part of the negotiations with one of the Company’s clearing firms for a three year fully disclosed clearing agreement which was entered into on May 5, 2010, the Company resolved at $3 million the amount due to the Company from the clearing firm on past transactions cleared by the Company. This amount is included in commission and fee income for the nine months ended September 30, 2010.

8.	Contingent Liabilities:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the nine months ended September 30, 2010 and 2009.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management all such claims, suits and complaints are without merit, or involved amounts which would not have a material effect on the financial position or results of operations of the Company.

9.	Income Taxes:

Due to cumulative losses incurred by the Company and its subsidiaries during the current nine month period and prior two years, the Company has concluded that it is not more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a deferred tax provision of $1,555,000 during the three months ended September 30, 2010 to setup a valuation allowance to fully offset its deferred tax asset at September 30, 2010. During the three months ended September 30, 2009 a tax benefit of $330,000 was recognized relating to prior years based on the Company’s 2009 consolidated income tax returns which were filed during such period.

As of September 30, 2010, the Company has not recorded any unrecognized tax benefits, which remains unchanged from December 31, 2009.

10.	Subsequent Event

On November 1, 2010, Siebert entered into a Temporary Subordinated Agreement with SBS which it made a subordinated loan to SBS in exchange for a promissory note bearing interest at 2% and maturing on December 15, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The financial crisis affecting the global economy has created historic volatility in the marketplace. Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The crisis did have the effect of reducing participation in the securities markets by our retail and institutional customers, which has had an adverse effect on our revenues. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of September 30, 2010 and 2009 and for the three and nine months ended September 30, 2010 and 2009, respectively, which we use in evaluating our business.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
Retail Customer Activity:	2010	2009	2010	2009

Total retail trades:	83,914	108,601	298,953	345,117
Average commission per retail trade:	$19.77	$21.97	$20.74	$22.36

	As of September 30,

Retail Customer Balances:	2010	2009

Retail customer net worth (in billions):	$6.3	$5.9
Retail customer money market fund value (in billions):	$1.0	$1.1
Retail customer margin debit balances (in million):	$188.5	$143.8
Retail customer accounts with positions:	49,730	54,083

Description:

•	Total retail trades represent retail trades that generate commission.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debits balances represents credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represents retail customers with cash and/or securities in their accounts.

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

Recent Developments

          As part of the negotiations with one of the company’s clearing firms for a three year fully disclosed clearing agreement which was entered into on May 5, 2010, the Company resolved at $3 million the amount due to the Company from the clearing firm on past transactions cleared for the Company. This amount is included in commission and fee income for the nine months ended September 30, 2010.

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2010, the Company purchased 13,150 shares at an average price of $2.07.

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

Results of Operations

          We believe that our business reflects the current difficult business environment for discount and online and institutional brokers. We had a net loss of $3.6 million and $4.0 million for the three months and nine months ended September 30, 2010, respectively.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

          Total revenues for the three months ended September 30, 2010 were $3.8 million, a decrease of $1.6 million or 30.2% from the same period in 2009.

          Commission and fee income for the three months ended September 30, 2010 was $2.9 million, a decrease of $1.5 million or 34.5% from the same period in 2009 primarily due to a decrease in retail customer trading volumes as well as a decrease in the retail customer average commission charged per trade. Additionally, there was a decrease in 12b-1 fees due to lower rates offset by an increase in fees from margin debits due to increased customer margin debit balances. Our institutional trading commissions and commission recapture decreased as well.

          Investment banking revenues for the three months ended September 30, 2010 were $552,000, a decrease of $24,000 or 4.2% from the same period in 2009 due to our participation in fewer new issues in the equity capital markets.

          Trading profits were $282,000 for the three months ended September 30, 2010, a decrease of $66,000 or 19.0% from the same period in 2009 due to an overall decrease in trading volume primarily in the debt markets and the loss of two debt sales-traders.

          Interest and dividends for the three months ended September 30, 2010 were $33,000, a decrease of $14,000 or 29.8% from the same period in 2009 primarily due to lower cash balances.

          Total expenses for the three months ended September 30, 2010 were $6.1 million, a decrease of $1.2 million or 16.2% from the same period in 2009.

          Employee compensation and benefit costs for the three months ended September 30, 2010 were $2.2 million, a decrease of $427,000 or 16.4% from the same period in 2009. This decrease was due to decreases in commissions paid based on production and a reduction in headcount for registered representatives.

          Clearing and floor brokerage costs for the three months ended September 30, 2010 were $669,000, a decrease of $597,000 or 47.2% from the same period in 2009 primarily due to the execution of a Fully Disclosed Clearing Agreement with our primary clearing firm in the second quarter of 2010 which reduced our fees for clearing costs as well as a decrease in volume of trade executions for retail customers and a decrease in execution charges for institutional debt and equity customers.

          Professional fees for the three months ended September 30, 2010, were $1.5 million, a decrease of $18,000 or 1.2% from the same period in 2009 primarily due to a decrease in consulting fees relating to the commission recapture business and Sarbanes-Oxley compliance.

          Advertising and promotion expenses for the three months ended September 30, 2010 were $111,000, a decrease of $62,000 or 35.8% from the same period in 2009 due to a decrease in print advertising.

          Communications expense for the three months ended September 30, 2010 was $542,000, a decrease of $129,000 or 19.0% from the same period in 2009 due to a decrease of hosting and communication costs associated with the our website.

          Occupancy costs for the three months ended September 30, 2010 were $321,000, a decrease of $11,000 or 3.3% from the same period in 2009 due to a decrease in rent in our New Jersey office offset by increases in our Florida branches.

          Other general and administrative expenses for the three months ended September 30, 2010 were $760,000, an increase of $64,000 or 9.2% from the same period in 2009 due to an increase in computer updates, placement fees, depreciation, registration fees offset by decreases in training, supplies and transportation costs.

          Income from Siebert’s equity investment in SBS for the three months ended September 30, 2010 was $633,000, an increase of $87,000 or 15.9% from the same period in 2009. This increase was due to SBS participating in more senior managed or co-managed transactions. Loss from our equity investment in SBSFPC for the three months ended September 30, 2010 was $4,000 as compared to income of $69,000 from the same period in 2009. This loss in 2010 was due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax provision for the three months ended September 30, 2010 was $1.8 million and a tax benefit for the three months ended September 30, 2009 was $840,000. The tax provision for the three months ended September 30, 2010 was incurred due to the recording of a full valuation allowance on deferred taxes based on recent losses and the likelihood of realization. The tax benefit for the three months ended September 30, 2009 was due to our loss before taxes of $1.3 million. Further, at September 30, 2009, the Company increased its income tax receivable balance based on the Company’s 2008 consolidated income tax returns filed in the third quarter of 2009 and recorded a benefit of approximately $330,000 relating to prior years resulting in an effective tax rate in the third quarter of 2009 of 65%.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

          Total revenues for the nine months ended September 30, 2010 were $15.5 million, a decrease of $4.2 million or 21.3% from the same period in 2009.

          Commission and fee income for the nine months ended September 30, 2010 was $13.2 million, a decrease of $933,000 or 6.6% from the same period in 2009 primarily due to a decrease in retail customer trading volumes as well as a decrease in the retail customer average commission charged per trade offset by an increase in fees from margin debits due to increased customer margin debit balances and 12b-1 fees due to recording $3 million as commission and fee income as part of our negotiations with our primary clearing firm for a three year Fully Disclosed Clearing Agreement in the second quarter of 2010. Our institutional trading commissions and commission recapture decreased as well.

          Investment banking revenues for the nine months ended September 30, 2010 were $1.3 million, a decrease of $2.7 million or 67.3% from the same period in 2009 due to our participation in fewer new issues in the equity and debt capital markets.

          Trading profits were $839,000 for the nine months ended September 30, 2010, a decrease of $548,000 or 39.5% from the same period in 2009 due to a decrease in trading volume primarily in the debt markets and the loss of two debt sales-traders in the second quarter of 2009.

          Interest and dividends for the nine months ended September 30, 2010 were $93,000, a decrease of $5,000 or 5.1% from the same period in 2009 primarily due to lower cash balances.

          Total expenses for the nine months ended September 30, 2010 were $20.3 million, a decrease of $3.1 million or 13.3% from the same period in 2009.

          Employee compensation and benefit costs for the nine months ended September 30, 2010 were $7.0 million, a decrease of $1.5 million or 17.3% from the same period in 2009. This decrease was due to decreases in commissions paid based on production and a reduction headcount for registered representatives and staff offset by increases in health insurance.

          Clearing and floor brokerage costs for the nine months ended September 30, 2010 were $2.6 million, a decrease of $1.7 million or 39.2% from the same period in 2009, primarily due to the execution of a Fully Disclosed Clearing Agreement with our primary clearing firm in the second quarter of 2010 which reduced our fees for clearing costs as well as a decrease in volume of trade executions for retail customers and a decrease in execution charges for institutional debt and equity customers.

          Professional fees for the nine months ended September 30, 2010 were $5.3 million, an increase of $332,000 or 6.7% from the same period in 2009 primarily due to an increase in legal fees relating to a dispute with a former employee offset by a decrease in consulting fees relating to the commission recapture business and Sarbanes-Oxley compliance.

          Advertising and promotion expenses for the nine months ended September 30, 2010 were $364,000, a decrease of $296,000 or 44.9% from the same period in 2009 primarily due to decreases in production and airing of television commercials and print advertising, brochures and direct mailings to our retail customer base.

          Communications expense for the nine months ended September 30, 2010 was $1.8 million, a decrease of $142,000 or 7.3% from the same period in 2009 due to a decrease in local and 1(800) telephone usage and hosting and communication costs associated with the our website.

          Occupancy costs for the nine months ended September 30, 2010 were $970,000, a decrease of $14,000 or 1.4% from the same period in 2009 due to a decrease in rents in the New Jersey office offset by an increase in rents in our Florida branches.

          Other general and administrative expenses for the nine months ended September 30, 2010 were $2.2 million, an increase of $163,000 or 8.2% from the same period in 2009. This increase was a result of increases in computer updates, placement fees, depreciation, registration fees, insurance and SIPC fees, offset by printing, subscriptions and transportation costs.

          Income from Siebert’s equity investment in SBS for the nine months ended September 30, 2010 was $2.5 million, a decrease of $552,000 or 18.3% from the same period in 2009. This decrease was due to SBS participating in fewer senior managed or co-managed transactions. Loss from our equity investment in SBSFPC for the nine months ended September 30, 2010 was $12,000 as compared to a loss of $113,000 from the same period in 2009. These losses were due to the mark to market loss in positions. We consider income and loss from equity investees to be integral to our operations and material to the results of operations.

          The tax provision for the nine months ended September 30, 2010 was $1.6 million and a tax benefit for the nine months ended September 30, 2009 was $618,000. The tax provision for the nine months ended September 30, 2010 was incurred due to the recording of a full valuation allowance on deferred taxes based on recent losses and the likelihood of realization. The tax benefit for the nine months ended September 30, 2009 was due to our loss before taxes of $837,000. Further, at September 30, 2009, the Company increased its income tax receivable balance based on the Company’s 2008 consolidated income tax returns filed in the third quarter of 2009 and recorded a benefit of approximately $330,000 relating to prior years resulting in an effective tax rate in the third quarter of 2009 of 65%.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash in money market funds. Our total assets at September 30, 2010 were $39 million. As of that date, we regarded $24.6 million, or 62%, of total assets as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, FINRA and other regulatory authorities. At September 30, 2010, Siebert’s regulatory net capital was $20.5 million, $20.2 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2010, 13,150 shares were purchased at an average price of $2.07 per share.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million pursuant to a secured promissory note on a subordinated basis. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on the Secured Demand Note at the rate of 4% per annum. The facility expires on August 31, 2012, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

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

Item 4. Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. We purchased 4,268 shares at an average price of $1.55 in the third quarter of 2010.

A summary of our repurchase activity for the three months ended September 30, 2010 is as follows:

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans

July 2010	12	$2.07	37,832	262,168

August 2010	226	$2.05	38,058	261,942

September 2010	4,030	$1.52	42,088	257,912

Total	4,268	$1.55	42,088	257,912

All of the purchases were made in open market transactions.

Item 6. Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: November 15, 2010

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: November 15, 2010