Form 10-K
period 2010-12-31
SIEBERT FINANCIAL CORP
filed 2011-03-31
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

NONE
(Title of class)

Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010)), was $2,216,886.

          The number of shares of the registrant’s outstanding Common Stock, as of March 22, 2011, was 22,122,855 shares.

          Documents Incorporated by Reference: Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2011 is incorporated by reference into Part III.

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

General

          Siebert Financial Corp. is a holding company that conducts its retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation. Muriel F. Siebert, the first woman member of the New York Stock Exchange, is our Chairwoman, Chief Executive Officer and President and owns approximately 90% of our outstanding common stock, par value $.01 per share (the “Common Stock”). For purposes of this Annual Report, the terms “Siebert” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp. and its consolidated subsidiaries, unless the context otherwise requires.

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

Business Overview

          Siebert’s principal activity is providing Internet and traditional discount brokerage and related services to retail investors and, through its wholly owned subsidiary, Siebert Women’s Financial Network, Inc. (“WFN”), providing products, services and information devoted to women’s financial needs. Through its Capital Markets division, Siebert also offers institutional clients equity execution services on an agency basis, as well as equity and fixed income underwriting and investment banking services. We believe that we are the largest Woman-Owned Business Enterprise (“WBE”) in the capital markets business in the country. In addition, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”), a company in which Siebert holds a 49% ownership interest, is the largest Minority and Women’s Business Enterprise (“MWBE”) in the tax-exempt underwriting business in the country.

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

          Siebert’s equity orders are routed by its clearing agent in a manner intended to afford its customers the opportunity for price improvement on all orders. The firm also offers customers execution services through various electronic communication networks (“ECNs”) for an additional fee. These systems give customers access to numerous ECNs before and after regular market hours. Siebert believes that its over-the counter executions consistently afford its customers the opportunity for price improvement.

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

Siebert, Brandford, Shank & Co., L.L.C.

          Muriel Siebert & Co., Inc. (“Siebert”) owns 49% of Siebert, Brandford, Shank & Co., L.L.C. (“SBS”). The remaining 51% is owned by Napoleon Brandford III and Suzanne F. Shank. SBS has been serving the public sector and growing the firm since 1996. SBS provides municipal underwriting and financial advisory services to state and local governments across the nation for the funding of education, housing, health services, transportation, utilities, capital facilities, redevelopment and general infrastructure projects, serving important issuers across the nation. SBS has offices across the nation.

          Effective April 19, 2005, Siebert Financial Corp. (“SFC”) entered into an Operating Agreement with Suzanne Shank and Napoleon Brandford III, the two individual principals (the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, SFC and each of the Principals made an initial capital contribution of 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business.

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

          Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2010 and 2009, Siebert had net capital of $20.4 million and $21.1 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Employees

          As of March 15, 2011, we had approximately 70 full-time employees, six of whom were corporate officers. None of our employees is represented by a union, and we believe that relations with our employees are good.

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

          Our business is subject to extensive regulation in the United States, at both the Federal and state level. We are also subject to regulation by self–regulatory organizations and other regulatory bodies in the United States, such as the SEC, the NYSE, FINRA and the Municipal Securities Rulemaking Board (the “MSRB”). We are registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico. The regulations to which we are subject as a broker-dealer cover all aspects of the securities business including: training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations, which may be subject to the uncertainties of interpretation, could result in civil penalties, fines, suspension or expulsion and have a material adverse effect on our business, results of operations and financial condition.

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

          During 2010, we received and processed up to 65% of our trade orders electronically. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While we have never experienced a significant failure of our trading systems, heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or the systems of third parties involved in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties, and third party software), even for a short time, could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from these customers for losses. There can be no assurance that our network structure will operate appropriately in the event of a subsystem, component or software failure. In addition, we cannot assure you that we will be able to prevent an extended systems failure in the event of a power or telecommunications failure, an earthquake, terrorist attack, fire or any act of God. Any systems failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

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

          Our continued success is principally dependent on our founder, Muriel F. Siebert, Chairwoman, Chief Executive Officer and President, and our senior management. In addition, the continued success of SBS may be dependent on the services of Napoleon Brandford III and Suzanne Shank. The loss of the services of any of these individuals could significantly harm our business, financial condition and operating results.

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

          On January 4, 2011, we received notice from The Nasdaq Stock Market stating that for more than 30 consecutive business days, the Market Value of Publicly Held Shares closed below the minimum $5 million required for continued listing on The Nasdaq Global Market under Nasdaq Rule 5450(b)(1)(C). Market Value of Publicly Held Shares is calculated by multiplying the publicly held shares, which is total shares outstanding less any shares held by officers, directors, or beneficial owners of more than 10%, by the closing bid price. Ms. Muriel F. Siebert currently owns approximately 90% of our outstanding common stock. Therefore, the value of shares beneficially owned by Ms. Siebert, and the value of shares beneficially owned by other officers and directors of the Company, is excluded from the Market Value of Publicly Held Shares of the Company.

          Nasdaq Rule 5810(c)(3)(D) provides the Company a grace period of 180 calendar days, or until July 5, 2011, to regain compliance with the Market Value of Publicly Held Shares. In order to regain compliance, the Market Value of Publicly Held Shares must close at $5 million or more for a minimum of ten consecutive business days during the grace period.

          The Company intends to actively monitor the Market Value of Publicly Held Shares between now and July 5, 2011. The Company has not yet determined whether to take other action in response to the notification letter.

          If the Company is not able to comply with the listing standards of The Nasdaq Global Market, our common stock may be transferred to The Nasdaq Capital Market or delisted from Nasdaq and an associated decrease in liquidity in the market for the Company’s common stock will occur.

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

Siebert operates its business out of the following seven leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms

Corporate Headquarters, Retail and Investment Banking Office
885 Third Ave. New York, NY 10022	8,514	1/14/13	None

Retail Offices

9701 Wilshire Boulevard, Suite 1111 Beverly Hills, CA 90212	1,189	10/31/10	None

4400 North Federal Highway Boca Raton, FL 33431	2,438	Month to Month	None

111 Pavonia Avenue(1) Jersey City, NJ 07310	8,141	6/30/12	None

400 Fifth Avenue South, Suite 100 Naples, FL 34102	1,008	4/30/11	None

1217 South Flager Drive, 3rd Floor West Palm Beach, FL 33401	3,000	9/30/12	None

9569 Harding Avenue Surfside, FL 33154	1,150	8/30/10	None

(1)	Certain of our administrative and back office functions are performed at this location. We believe that our properties are in good condition and are suitable for our operations.

Item 3.	LEGAL PROCEEDINGS

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

          Our common stock trades on the Nasdaq Stock Market under the symbol “SIEB”. The high and low sales prices of our common stock reported by Nasdaq during the following calendar quarters were:

	High	Low

First Quarter - 2009	$2.00	$1.27

Second Quarter - 2009	$2.52	$1.30

Third Quarter - 2009	$2.92	$1.63

Fourth Quarter - 2009	$2.79	$2.24

First Quarter – 2010	$2.49	$2.25

Second Quarter – 2010	$2.37	$2.12

Third Quarter – 2010	$2.20	$1.31

Fourth Quarter – 2010	$2.49	$1.59

          On March 14, 2011, the closing price of our common stock on the Nasdaq Global Market was $1.92 per share. There were 130 holders of record of our common stock and more than 1,500 beneficial owners of our common stock on March 14, 2011.

          On January 4, 2011, we received notice from The Nasdaq Stock Market stating that for more than 30 consecutive business days, the Market Value of Publicly Held Shares closed below the minimum $5 million required for continued listing on The Nasdaq Global Market under Nasdaq Rule 5450(b)(1)(C). Market Value of Publicly Held Shares is calculated by multiplying the publicly held shares, which is total shares outstanding less any shares held by officers, directors, or beneficial owners of more than 10%, by the closing bid price. Ms. Muriel F. Siebert currently owns approximately 90% of our outstanding common stock. Therefore, the value of shares beneficially owned by Ms. Siebert, and the value of shares beneficially owned by other officers and directors of the Company, is excluded from the Market Value of Publicly Held Shares of the Company.

          Nasdaq Rule 5810(c)(3)(D) provides the Company a grace period of 180 calendar days, or until July 5, 2011, to regain compliance with the Market Value of Publicly Held Shares. In order to regain compliance, the Market Value of Publicly Held Shares must close at $5 million or more for a minimum of ten consecutive business days during the grace period.

          The Company intends to actively monitor the Market Value of Publicly Held Shares between now and July 5, 2011. The Company has not yet determined whether to take other action in response to the notification letter.

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

Issuer Purchases Of Equity Securities

          On May 15, 2000, our Board of Directors authorized a buy back of up to one million shares of our common stock. We completed this program in 2008.

          On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. We will purchase shares from time to time, in our discretion, in the open market and in private transactions. We purchased 49,497 shares at an average price of $2.11 in the fourth quarter of 2010.

A summary of our repurchase activity for the three months ended December 31, 2010 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

October 2010	39,914	$2.05	82,002	217,998

November 2010	9,326	$2.38	91,328	208,672

December 2010	257	$1.91	91,585	208,415

Total	49,497	$2.11	91,585	208,415

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 with respect to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,503,200	$4.14	1,700,000

Equity compensation plans not approved by security holders(2)	41,400	—	—

Total	1,544,600	$4.14	1,700,000

(1)	Consists of our 2007 Long-Term Incentive Plan.

(2)	Consists of our 1998 Restricted Stock Award Plan.

Material Terms of the 1998 Restricted Stock Award Plan

Our 1998 Restricted Stock Award Plan provides for awards to key employees of not more than an aggregate of 60,000 shares of our common stock, subject to adjustments for stock splits, stock dividends and other changes in our capitalization, to be issued either immediately after the award or at a future date. As of December 31, 2010, 41,400 shares of our common stock under the Restricted Stock Award Plan had been awarded and were outstanding. As provided in the plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by us for the benefit of the recipients, subject to the same restrictions as the award. These dividends, without interest, are paid to the recipients upon lapse of the restrictions.

Our Performance:

The graph below compares our performance from December 31, 2005 through December 31, 2010 against the performance of the Nasdaq Market Index and a peer group. The peer group consists of A.B. Watley Group Inc., Ameritrade Holding Corporation, E*Trade Financial Corporation and The Charles Schwab Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Siebert Financial Corp., the NASDAQ Composite Index
and a Peer Group

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

* $100 invested on December 31, 2005 in stock, in peer group and NASDAQ Composite Index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA

(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction With Our Consolidated
Financial Statements And The Related Notes Thereto.

	2010	2009	2008	2007	2006

Income statement data:
Total Revenues	$20,770	$25,390	$29,750	$31,890	$28,818
Net (loss) income	$(2,640)	$(1,183)	$(1,760)	$2,258	$3,425

Net (loss) income per share of common stock
Basic	$(0.12)	$(0.05)	$(0.08)	$0.10	$0.15
Diluted	$(0.12)	$(0.05)	$(0.08)	$0.10	$0.15

Weighted average shares outstanding (basic)	22,167,218	22,193,845	22,208,372	22,206,346	22,129,566
Weighted average shares outstanding (diluted)	22,167,218	22,193,845	22,208,372	22,273,550	22,252,851

Statement of financial condition data (at year- end):

Total assets	$40,103	$44,083	$45,579	$47,924	$46,869
Total liabilities excluding subordinated borrowings	$3,477	$4,695	$4,995	$5,704	$6,460
Stockholders’ equity	$36,626	$39,388	$40,584	$42,220	$40,409
Cash dividends declared on common shares (1)	$0	$0	$466	$559	$359

(1)	The Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

          The financial crisis affecting the global economy has created historic volatility in the market place. Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which has had an adverse effect on our revenues. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. had a record year in 2010 by increasing its market share and participating in more transactions as senior and co-managers. Our expenses include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operations and may continue to affect the results of operations until the action is completed.

           The following table sets forth certain metrics as of December 31, 2010 and 2009 and for the twelve months ended December 31, 2010 and 2009, respectively, which we use in evaluating our business.

	For the Twelve Months ended December 31,
Retail Customer Activity:	2010	2009

Total retail trades:	414,485	463,797
Average commission per retail trade:	$20.92	$22.04

	As of December 31,

	2010	2009

Retail customer balances:
Retail customer net worth (in billions):	$6.7	$6.1
Retail customer money market fund value (in billions):	$1.0	$1.1
Retail customer margin debit balances (in millions):	$204.8	$150.2
Retail customer accounts with positions:	49,296	53,306

Description:

•	Total retail trades represent retail trades that generate commission.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represents retail customers with cash and/or securities in their accounts.

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

          We are a party to an Operating Agreement (the “Operating Agreement”), with Suzanne Shank and Napoleon Brandford III, the two individual principals (the “Principals”) of SBS Financial Products Company LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us. Operations from SBSFPC is considered to be integral to our operations.

          On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. During 2010 we repurchased 62,647 shares of common stock for an average price of $2.10.

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

Results of Operations

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

          Revenues. Total revenues for 2010 were $20.8 million, a decrease of $4.6 million, or 18.2%, from 2009. Commission and fee income decreased $1.1 million, or 6.0%, from the prior year to $17.1 million due to a decrease in revenues from institutional trading, commission recapture and retail customer trading. Institutional equity trading decreased due to a reduction of institutional customers participating in fewer buyback programs and an overall decrease in institutional customer transactions. Retail customer volumes decreased as well as the average retail commission charged per trade due to price compression to maintain and attract new retail customers offset by an increase in fees from margin debits due to increased customer margin debits balances and 12b-1 fees and due to recording $3 million as commission and fee income as part of our negotiations with our primary clearing firm for a three year Fully Disclosed Clearing Agreement in the second quarter of 2010.

          Investment banking revenues decreased $3.2 million or 58.5%, from the prior year to $2.2 million in 2010 due to our participation in fewer new issues in the equity and debt capital markets and the loss of a debt investment banker.

          Trading profits decreased $399,000 or 24.4%, from the prior year to $1.2 million primarily due to the loss of a debt sales-trader and an overall decrease in customer trading volume in the debt markets.

          Income from interest and dividends increased $28,000 or 22.8%, from the prior year to $151,000 primarily due to slightly higher yields on investments in money market funds.

          Expenses. Total expenses for 2010 were $25.9 million, a decrease of $6.2 million, or 19.4%, from the prior year.

          Employee compensation and benefit costs decreased $3.0 million or 24.8%, from the prior year to $9.2 million. This decrease was due to decreases in commissions paid based on production, a reduction in headcount for registered representatives and staff and the elimination of the staff bonus program.

          Clearing and floor brokerage fees decreased $2.4 million or 43.4%, from the prior year to $3.1 million primarily due to the execution of a Fully Disclosed Clearing Agreement with our primary clearing firm in the second quarter of 2010 which reduced our fees for clearing costs as well as a decrease in volume of trade executions for retail customers and a decrease in execution charges for institutional debt and equity customers.

          Professional fees decreased $466,000 or 6.7%, from the prior year to $6.5 million primarily due to a decrease in consulting fees relating to the commission recapture business and Sarbanes-Oxley compliance.

          Advertising and promotion expense decreased $413,000 or 50.8%, from the prior year to $400,000 primarily due to a decrease in print advertising, production and airing of television commercials in the Florida region.

          Communications expense decreased $247,000 or 9.5%, from the prior year to $2.4 million primarily due to a decrease in hosting and communication costs associated with our website.

          Occupancy costs decreased $5,000 from the prior year to $1.3 million due to a decrease in rents in the New Jersey office and electric costs offset by an increase in rents in our Florida branches.

          Impairment of intangibles were the result of the Company writing down the carrying value of its unamortized intangible assets to fair value and recorded a related impairment loss in 2010.

          Other general and administrative expenses increased $182,000 or 6.8%, from the prior year to $2.9 million primarily due to an increase in office expense, computer costs, placement fees, depreciation, registration fees and dues relating to the Securities Investor Protection Corporation offset by decreases in travel and entertainment, supplies and transportation.

          Income from our equity investment in Siebert, Brandford, Shank & Co., L.L.C., an entity in which Siebert holds a 49% equity interest (“SBS”), for 2010 was $4.1 million compared to income of $4.3 million for 2009, a decrease of $185,000, or 4.3%, primarily due to increased employee compensation offset by increased revenues as SBS participated in more and larger municipal bond offerings as senior and co-manager. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for 2010 was $24,000 as compared to a loss of $63,000 from the same period in 2009. This decrease was due to a change in mark to market loss in positions in 2010. Results of operations of equity investees is considered to be integral to our operations and material to the results of operations.

          Taxes. The tax provision for the year ended December 31, 2010 was $1.6 million and a tax benefit for the year ended December 31, 2009 was $1.3 million. The tax provision for the year ended December 31, 2010 was incurred due to the recording of a full valuation allowance on deferred taxes of $2,140,000 based on recent losses and the likelihood of realization. The tax benefit for the year ended December 31, 2009 was due to our loss before benefit of $2.5 million. Such benefits represented effective tax rates of 53% in 2009, primarily due to the recording of a tax benefit of $330,000 for the adjustment of prior year accruals.

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

          Trading profits increased $404,000 or 32.8%, from the prior year to $1.6 million primarily due to the addition of a debt sales-trader and an increase in trading volume due to our customers seeking security in the debt markets.

          Income from interest and dividends decreased $690,000 or 84.9%, from the prior year to $123,000 primarily due to lower yields on investments in U.S. Treasury Bills and money market funds and lower cash balances.

          Expenses. Total expenses for 2009 were $32.1 million, a decrease of $2.1 million, or 6.2%, from the prior year.

          Employee compensation and benefit costs decreased $99,000 or 0.8%, from the prior year to $12.2 million. This decrease was primarily due to the expensing of stock options granted to directors of the Company which vested in 2008 as well as reduction in headcount and staff bonus accruals offset by an increase in commissions paid based on production in the capital markets operation, the hiring of additional institutional equity sales trader and employee health insurance.

          Clearing and floor brokerage fees decreased $919,000 or 14.3%, from the prior year to $5.6 million primarily due to a decrease in volume of trade executions for retail customers and volume relating to the commission recapture and equity institutional trading operations offset by an increase in executions for institutional customers executing trades in the debt market.

          Professional fees decreased $1.1 million or 13.5%, from the prior year to $7.0 million primarily due to a decrease in legal fees relating to a dispute with a former employee and consulting fees relating to the commission recapture business offset by an increase in an accrual for legal settlement.

          Advertising and promotion expense increased $4,000 or 0.5%, from the prior year to $813,000 primarily due to an increase in content for our new website offset by decreases in print advertising, production and airing of television commercials in the Florida region and brochures and direct mailings to our retail customer base.

          Communications expense increased $39,000 or 1.6%, from the prior year to $2.6 million primarily due to an increase in local telephone usage associated with our retail customer base.

          Occupancy costs decreased $40,000 or 3.0%, from the prior year to $1.3 million due to a decrease in rent in the Florida branches due to one-time costs to set up the West Palm Beach office in 2008 and a rent reduction in July 2009 for our New Jersey office offset by opening an Institutional Trading office in Boston, MA.

          Other general and administrative expenses decreased $24,000, or 0.9%, from the prior year to $2.7 million primarily due to a decrease in exchange fees, subscriptions, insurance and printing costs offset by increases in travel and entertainment, supplies, postage, bank charges and dues relating to the Securities Investor Protection Corporation.

          Income from our equity investment in Siebert, Brandford, Shank & Co., L.L.C., an entity in which Siebert holds a 49% equity interest (“SBS”), for 2009 was $4.3 million compared to income of $2.1 million for 2008, an increase of $2.1 million, or 104.8%, primarily due to SBS participating in more and larger municipal bond offerings as senior and co-manager. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for 2009, was $63,000 as compared to a loss of $435,000, from the same period in 2008. This decrease was due to a lower mark to market loss in positions in 2009 than in 2008. Results of operations of equity investees is considered to be integral to our operations and material to the results of operations.

          Taxes. The tax benefit for the years ended December 31, 2009 and 2008 was $1.3 million and $1.0 million, respectively, due to our loss before benefit of $2.5 million and $2.8 million for the years ended December 31, 2009 and 2008, respectively. Such benefits represented effective tax rates of 53% in 2009, primarily due to the recording of a tax benefit of $330,000 for the adjustment of prior year accruals and 38% in 2008.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds, municipal securities and securities freely saleable in the open market. Our total assets at December 31, 2010 were $40 million, of which we regarded $24.2 million, or 60%, as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2010, Siebert’s regulatory net capital was $20.4 million, which was $20.1 million in excess of its minimum capital requirement of $250,000.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to loan to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of December 31, 2010. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents - restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2012 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Contractual Obligations

          Below is a table that presents our obligations and commitments at December 31, 2010:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$1,376,000	$781,000	$595,000	$0	$0

Off-Balance Sheet Arrangements

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2010.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

          Through Siebert, we maintain inventories in exchange-listed equity securities and municipal securities on both a long and short basis. We did not have any short positions at December 31, 2010. The Company does not directly engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity except for Siebert’s obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 4% per annum. Siebert earned interest of $48,000 in 2010 and 2009 and $64,000 in 2008 from SBS.

Financial Instruments Held For Purposes Other Than Trading:

          We generally invest working capital temporarily in dollar denominated money market funds and commercial paper. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2010.

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

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

          None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          (a) Identification of Directors

          This information is incorporated by reference from our definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2011.

          (b) Identification of Executive Officers

Name	Age	Position

Muriel F. Siebert	78	Chairwoman, Chief Executive Officer and President

Ameen Esmail	52	Executive Vice President and Director of Business Development

Joseph M. Ramos, Jr.	52	Executive Vice President and Chief Financial Officer

Jeanne Rosendale	46	Executive Vice President and General Counsel

Timothy O’ Leary	48	Executive Vice President

Daniel Iesu	51	Secretary

          Certain information regarding each executive officer’s business experience is set forth below.

          Muriel F. Siebert has been Chairwoman, Chief Executive Officer, President and a director of Muriel Siebert & Co., Inc. since 1969 and of Siebert Financial Corp. (the “Company”) since November 8, 1996. She is a director of the New York State Business Council, and the Greater New York Council of the Boy Scouts of America. On December 28, 1967, Ms. Siebert became the first woman member of the New York Stock Exchange. Ms. Siebert served as Superintendent of Banks of the State of New York from 1977 to 1982. In March 2009, Ms. Siebert was inducted into the U.S. Business Hall of Fame. Ms. Siebert previously served on the executive committee of the Economic Club of New York, of which she is still a member, and formerly served on the New York State Commission on Judicial Nomination, which is involved in the selection of Associate Judges for the Court of Appeals. She is a member of the Council on Foreign Relations, Committee of 200 (an international organization of pre-eminent businesswomen), the International Women’s Forum and the New York Women’s Forum of which she was a founder and former president. Ms. Siebert provides expertise on financial brokerage matters, and is a sought-after speaker on current financial matters and a frequent commentator on the major financial news networks.

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

          Joseph M. Ramos, Jr. has been Executive Vice President, Chief Financial Officer and Assistant Secretary of Siebert since February 10, 2003 and Chief Financial Officer of Siebert, Brandford, Shank, & Co., L.L.C. since April 20, 2009. From May 1999 to February 2002, Mr. Ramos served as Chief Financial Officer of Internet Financial Services, Inc. from November 1996 to May 1999, Mr. Ramos served as Chief Financial Officer of Nikko Securities International, Inc. From September 1987 to March 1996, Mr. Ramos worked at Cantor Fitzgerald and held various accounting and management positions, the last as Chief Financial Officer of their registered broker-dealer based in Los Angeles. From October 1982 to September 1987, Mr. Ramos was an audit manager for Deloitte & Touche LLP, a public accounting firm. Mr. Ramos is a Certified Public Accountant licensed in the State of New York.

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

          Daniel Iesu has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

          (c) Compliance with Section 16(a) of the Exchange Act

          This information is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2011.

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

          The information required by this item not set forth herein is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2011.

Item 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2011.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required in this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2011.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          The exhibits required by Item 601 of the Regulations S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

          The consolidated Financial statements for the year ended December 31, 2010 commence on page F-1 of this report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits required by Item 601 of the Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index. Exhibit Numbers 10.1, 10.2 and 10.6 are management contracts, compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Siebert Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 31, 2011

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2010	2009

ASSETS

Cash and cash equivalents	$22,646,000	$24,184,000
Cash equivalents - restricted	1,532,000	1,532,000
Receivable from brokers	1,563,000	1,954,000
Securities owned, at fair value	1,116,000	1,607,000
Furniture, equipment and leasehold improvements, net	1,246,000	1,569,000
Investments in and advances to affiliates	9,816,000	9,040,000
Income tax refund receivable	795,000	1,074,000
Prepaid expenses and other assets	741,000	1,050,000
Intangibles, net	648,000	750,000
Deferred taxes	—	1,323,000

	$40,103,000	$44,083,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$3,477,000	$4,695,000

Commitments and contingent liabilities - Note I

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, 22,122,678 and 22,185,325 shares outstanding at December 31, 2010 and 2009, respectively	232,000	232,000
Additional paid-in capital	19,484,000	19,474,000
Retained earnings	21,609,000	24,249,000
Less: 1,089,168 and 1,026,521 shares of treasury stock, at cost, at December 31, 2010 and 2009, respectively	(4,699,000)	(4,567,000)

	36,626,000	39,388,000

	$40,103,000	$44,083,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2010	2009	2008

Revenue:
Commissions and fees	$17,144,000	$18,244,000	$24,224,000
Investment banking	2,238,000	5,387,000	3,481,000
Trading profits	1,237,000	1,636,000	1,232,000
Interest and dividends	151,000	123,000	813,000

	20,770,000	25,390,000	29,750,000

Expenses:
Employee compensation and benefits	9,189,000	12,219,000	12,318,000
Clearing fees, including floor brokerage	3,139,000	5,545,000	6,464,000
Professional fees	6,517,000	6,983,000	8,070,000
Advertising and promotion	400,000	813,000	809,000
Communications	2,359,000	2,606,000	2,567,000
Occupancy	1,274,000	1,279,000	1,319,000
Impairment of intangibles	150,000	—	—
Other general and administrative	2,851,000	2,669,000	2,693,000

	25,879,000	32,114,000	34,240,000

Income from equity investees	4,078,000	4,224,000	1,699,000

Loss before income taxes	(1,031,000)	(2,500,000)	(2,791,000)
Income tax expense (benefit)	1,609,000	(1,317,000)	(1,031,000)

Net loss	$(2,640,000)	$(1,183,000)	$(1,760,000)

Net loss per share of common stock – basic and diluted	$(0.12)	$(0.05)	$(0.08)

Weighted average shares outstanding – basic and diluted	22,167,218	22,193,845	22,208,372

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock

	Number Of Shares	$.01 Par Value	Additional Paid -In Capital	Retained Earnings	Number Of Shares	Amount	Total

Balance - January 1, 2008	23,211,846	$232,000	$18,832,000	$27,660,000	999,500	$(4,504,000)	$42,220,000
Net loss				(1,760,000)			(1,760,000)
Treasury share purchases					10,231	(30,000)	(30,000)
Dividend on common stock ($.10 per share)				(468,000)			(468,000)
Stock based compensation			622,000				622,000

Balance - December 31, 2008	23,211,846	232,000	19,454,000	25,432,000	1,009,731	(4,534,000)	40,584,000
Net loss				(1,183,000)			(1,183,000)
Treasury share purchases					16,790	(33,000)	(33,000)
Stock based compensation			20,000				20,000

Balance - December 31, 2009	23,211,846	232,000	19,474,000	24,249,000	1,026,521	(4,567,000)	39,388,000
Net loss				(2,640,000)			(2,640,000)
Treasury share purchases					62,647	(132,000)	(132,000)
Stock based compensation			10,000				10,000

Balance - December 31, 2010	23,211,846	$232,000	$19,484,000	$21,609,000	1,089,168	$(4,699,000)	$36,626,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2010	2009	2008

Cash Flows From Operating Activities:

Net loss	$(2,640,000)	$(1,183,000)	$(1,760,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	525,000	482,000	479,000
Income from equity investees	(4,078,000)	(4,224,000)	(1,699,000)
Distribution from equity investees	3,346,000	1,539,000	1,099,000
Impairment of intangibles	150,000
Deferred taxes	1,323,000	(175,000)	(281,000)
Stock based compensation	10,000	20,000	622,000
Changes in:
Cash and cash equivalents – restricted		(232,000)
Securities owned, at fair value	491,000	(849,000)	(19,000)
Receivable from clearing broker	391,000	(272,000)	1,000
Income tax refund receivable	279,000	238,000	(1,312,000)
Prepaid expenses and other assets	309,000	(24,000)	(90,000)
Accounts payable and accrued liabilities	(1,218,000)	(300,000)	(709,000)

Net cash used in operating activities	(1,112,000)	(4,980,000)	(3,669,000)

Cash Flows From Investing Activities:

Purchase of customer list	(50,000)
Purchase of furniture, equipment and leasehold improvements	(200,000)	(545,000)	(827,000)
Subordinated loan to investee	(10,000,000)
Repayment of subordinated loan to investee	10,000000
(Payment) collection of advances made to equity investees	(44,000)	125,000	22,000

Net cash used in investing activities	(294,000)	(420,000)	(805,000)

Cash Flows From Financing Activities:

Dividend on common stock			(468,000)
Purchase of treasury shares	(132,000)	(33,000)	(30,000)

Net cash used in financing activities	(132,000)	(33,000)	(498,000)

Net decrease cash and cash equivalents	(1,538,000)	(5,433,000)	(4,972,000)
Cash and cash equivalents - beginning of year	24,184,000	29,617,000	34,589,000

Cash and cash equivalents - end of year	$22,646,000	$24,184,000	$29,617,000

Supplemental Cash Flow Disclosures:
Cash for:
Income taxes (received) paid, net	$(341,000)	$239,000	$575,000

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

The municipal bond investment banking business is conducted by Siebert, Brandford, Shank & Co., L.L.C. (“SBS”), and related derivatives transactions are conducted by SBS Financial Products Company, LLC (“SBSFP”), investees not controlled or majority-owned, which are accounted for by the equity method of accounting (see Note B). The equity method provides that the Company records its share of the investees’ earnings or losses in its results of operations with a corresponding adjustment to the carrying value of its investment. In addition, the investment is adjusted for capital contributions to and distributions from the investees. Operations of equity investees are considered integral to Siebert’s operations.

[2]	Securities:

Securities owned are carried at fair value with realized and unrealized gains and losses reflected in trading profits. Security transactions are recorded on a trade-date basis. Siebert clears all its security transactions through unaffiliated clearing firms on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by the clearing firms.

[3]	Fair value of financial instruments:

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

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available.

Level 3 – Unobservable inputs reflect the assumptions that management develops based on available information about the assumptions market participants would use in valuing the asset or liability.

The classification of financial instruments valued at fair value as of December 31, 2010 and 2009 is as follows:

	2010

Financial Instrument	Level 1	Level 2	Total

Cash equivalents	$20,896,000	—	$20,896,000
Securities	242,000	$874,000	$1,116,000

	$21,138,000	$874,000	$22,012,000

	2009

	Level 1	Level 2	Total

Cash equivalents	$21,230,000	—	$21,230,000
Securities	202,000	$1,405,000	1,607,000

	$21,432,000	$1,405,000	$22,837,000

Securities include common stock of $242,000 and $202,000 at December 31, 2010 and 2009, respectively, valued on the last business day of the year at the last available reported sales price on the primary securities exchange (Level 1) and municipal bonds of $874,000 and $1,405,000 at December 31, 2010 and 2009, respectively, valued based on prices obtained from pricing sources, which derive values from observable inputs (Level 2).

Note A - Summary Of Significant Accounting Policies (Continued)

[4]	Income Taxes:

The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of net operating loss carryforwards and temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

[5]	Furniture, Equipment and Leasehold Improvements:

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or period of the lease.

[6]	Cash Equivalents:

Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less. Cash equivalents are carried at fair value and amount to $20,896,000 and $21,230,000 at December 31, 2010 and 2009, respectively, consisting of money market funds.

Cash equivalents – restricted represents $1,532,000 of cash invested in a money market account which serves as collateral for a secured demand note payable in the amount of $1,200,000 to SBS (See Note I).

[7]	Advertising Costs:

Advertising costs are charged to expense as incurred.

[8]	Use of Estimates:

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

[9]	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for each of the years ended December 31, 2010, 2009 and 2008. Accordingly, basic and diluted net loss per common share are the same for each year as the effect of stock options is anti-dilutive. In 2010, 2009 and 2008, 1,503,200, 1,719,700 and 1,767,200 common shares, respectively, issuable upon the exercise of options were not included in the computation.

[10]	Revenue:

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

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

[11]	Stock-Based Compensation:

Share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations as an operating expense, based on their fair values on the grant date.

Note A- Organization And Summary of Significant Accounting Policies (Continued)

Share-based compensation costs are recognized on a straight-line basis over the requisite service periods of awards which would normally be the vesting period of the options.

Cash flows resulting from the tax benefits of the tax deduction in excess of the compensation cost recognized for these options are classified as financing cash flows.

[12]	Intangibles:

Purchased intangibles which have finite useful lives are principally being amortized using the straight-line method over estimated useful lives of three to five years (see Note D). Domain names and other intellectual property which are deemed to have an indefinite useful life are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles consists of a comparison of their fair value with their carrying amount.

[13]	Valuation of Long-Lived Assets:

The Company evaluates the recoverability of its long-lived assets including amortizable intangibles and recognizes an impairment loss in the event the net book value of these assets exceeds the estimated future undiscounted cash flows attributable to these assets. The Company assesses potential impairment to its long-lived assets when events or changes in circumstances indicate that its carrying value may not be recoverable. Should impairment exist, the impairment loss would be measured based on the excess of the carrying value of the assets over the assets’ fair value.

[14]	New Accounting Standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) finalized guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this guidance were effective January 1, 2010. The adoption of the new guidance did not have any impact on the Company’s financial statements.

In June 2009, the FASB issued guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. This guidance removes the concept of a qualifying special-purpose entity and removes the exception from applying previous guidance to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures. This guidance was adopted by the Company beginning January 1, 2010 and did not have any impact on the Company’s financial statements.

In January 2010, the FASB issued guidance that requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements which is effective for interim and annual reporting periods beginning after December 15, 2009. The guidance was adopted by the Company as of January 1, 2010 and did not have any impact on the Company’s disclosures. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) and is effective for fiscal years beginning after December 15, 2010. The Company does not expect the amended standards to have any impact on its disclosures.

Note B - Investment In Affiliates

Investment in and advances to, equity in income of, and distributions received from, affiliates consist of the following:

December 31, 2010	SBS	SBSFPC	TOTAL

Investment and advances	$9,512,000	$304,000	$9,816,000

Income (loss) from equity investees	$4,102,000	$(24,000)	$4,078,000

Distributions	$3,344,000	$2,000	$3,346,000

December 31, 2009	SBS	SBSFPC	TOTAL

Investment and advances	$8,710,000	$330,000	$9,040,000

Income (loss) from equity investees	$4,287,000	$(63,000)	$4,224,000

Distributions	$1,539,000	$—	$1,539,000

December 31, 2008	SBS	SBSFPC	TOTAL

Income (loss) from equity investees	$2,134,000	$(435,000)	$1,699,000

Distributions	$1,078,000	$21,000	$1,099,000

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

Summarized financial data of SBS is as follows:

	2010	2009	2008

Total assets, including secured demand note of 1,200,000 in each year due from Siebert	$37,741,000	$36,018,000
Total liabilities, including subordinated liabilities $1,200,000 in each year due to Siebert	18,530,000	18,355,000
Total members’ capital	19,211,000	17,663,000
Regulatory minimum net capital requirement	1,122,000	1,111,000
Total revenue	48,769,000	45,391,000	$31,562,000
Net income	8,372,000	8,749,000	4,354,000

During 2010, 2009 and 2008, Siebert charged SBS $75,000, $75,000 and $103,000, respectively for general and administrative services, which Siebert believes approximates the cost of furnishing such services. In addition, during each of the years 2010, 2009 and 2008, Siebert earned interest income of $48,000, $48,000 and $64,000, respectively from SBS in connection with Siebert’s obligation to make a subordinated loan for up to $1,200,000 available to SBS and Siebert paid SBS interest earned on the restricted cash equivalents of $4,000, $10,000 and $46,000 (see Note I). Further, on November 1, 2010, Siebert entered into a temporary subordinated loan agreement with SBS in the amount of $10 million bearing interest at 2% and maturing on December 15, 2010. The note was repaid in December 2010 and interest received from SBS amounted to $25,000.

Siebert’s share of undistributed earnings from SBS amounts to $9,021,000 and $8,263,000 at December 31, 2010 and 2009, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the Principals and SBS’s continued compliance with its regulatory net capital requirements.

Summarized financial data of SBSFPC is as follows:

	2010	2009	2008

Total assets	$165,308,000	$134,144,000
Total liabilities	164,396,000	133,154,000
Total members’ capital	913,000	990,000
Total revenue	124,000	23,000	$(1,008,000	)*
Net loss	(72,000)	(188,000)	(1,305,000)

*	Attributable to unrealized loss on derivative contracts.

At December 31, 2010 and 2009, SBSFPC had an accumulated loss of $287,000 and $210,000, respectively of which Siebert’s share was $96,000 and $70,000, respectively.

Note C - Furniture, Equipment And Leasehold Improvements, Net

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2010	2009

Equipment	$2,524,000	$2,450,000
Leasehold improvements	36,000	62,000
Furniture and fixtures	28,000	34,000

	2,588,000	2,546,000
Less accumulated depreciation and amortization	(1,342,000)	(977,000)

	$1,246,000	$1,569,000

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 amounted to $523,000, $457,000 and $383,000, respectively.

Note D - Intangible Assets

WFN acquired the stock of WFN Women’s Financial Network, Inc. (“WFNI”) and HerDollar.com, Inc., respectively, companies in the development stage which had yet to commence principal operations, had no significant revenue and had assets consisting principally of websites, content and domain names, for aggregate consideration of $2,310,000, including costs. The transactions have been accounted for as purchases of assets consisting of domain name, website and content, and a non-compete agreement (the “Acquired Intangible Assets”). Related deferred tax assets attributable to net operating loss carryforwards of the acquired companies and deferred tax liabilities attributable to the excess of the statement bases of the acquired assets over their tax bases have been reflected in the accompanying consolidated financial statements as an adjustment to the carrying amount of such intangibles (see Note E).

Intangible assets consist of the following:

	December 31, 2010		December 31, 2009

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Amortization Accumulated

Amortizable assets:
Website, content and non-compete	$1,850,000	$1,850,000	$1,850,000	$1,850,000
Retail brokerage accounts	2,638,000	2,590,000	2,588,000	2,588,000

	$4,488,000	$4,440,000	$4,438,000	$4,438,000

Unamortized intangible assets:
Domain name/intellectual property	$600,000		$750,000

Amortization expense		$2,000		$25,000

The cost of fully amortized intangible assets will be written off against accumulated amortization when the assets are no longer being utilized. During 2009, $500,000 related to the covenant not to compete has been written off against accumulated amortization.

During 2010, the Company recorded an impairment charge and wrote down the carrying value of its unamortized intangible assets by $150,000 representing the excess of carrying value over its fair value. Such write down was due to a continuing decline in the Company’s revenue. The Company valued the domain name using the income approach methodology known as the relief from royalty method. The premise behind the valuation of these assets is that a buyer would be willing to pay a royalty for the right to use an established or recognized trade name in order to gain market acceptance, which a product or service otherwise might not enjoy.

Note E - Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries.

Income tax (benefit) expense provision consists of the following:

	Year Ended December 31,

	2010	2009	2008

Federal income tax (benefit) provision:

Current	$286,000	$(656,000)	$(787,000)
Deferred	731,000	85,000	—

	1,017,000	(571,000)	(787,000)

State and local:

Current	—	(486,000)	37,000
Deferred	592,000	(260,000)	(281,000)

	592,000	(746,000)	(244,000)

Total:
Current	286,000	(1,142,000)	(750,000)
Deferred	1,323,000	(175,000)	(281,000)

	$1,609,000	$(1,317,000)	$(1,031,000)

A reconciliation between the income tax (benefit) expense and income taxes computed by applying the statutory Federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,

	2010	2009	2008

Expected income tax benefit at statutory Federal tax rate (34%)	$(351,000)	$(850,000)	$(949,000)
State and local taxes, net of Federal tax effect	(67,000)	(163,000)	(160,000)
Reversal of overaccrual of prior years’ taxes		(330,000)
Increase in valuation allowance	1,980,000
Permanent difference	47,000	51,000	40,000
Other		(25,000)	38,000

Income tax expense (benefit)	$1,609,000	$(1,317,0000)	$(1,031,000)

Note E - Income Taxes (Continued)

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and their tax basis. The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,

	2010	2009

Deferred tax asset:
Net operating loss carryforwards	$1,592,000	$657,000
Employee stock based compensation	234,000	234,000
Retail brokerage accounts	515,000	595,000
Contribution carryover	162,000	55,000
Accrued compensation and other	47,000	228,000

	2,550,000	1,769,000
Valuation allowance	(2,083,000)	—

	467,000	1,769,000
Deferred tax liability:
Acquired intangible assets	(243,000)	(304,000)
Furniture, equipment and leasehold improvements	(224,000)	(142,000)

	$0	$1,323,000

Due to cumulative losses incurred by the Company during the current and prior two years, the Company is unable to conclude that it is more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its deferred tax asset at December 31, 2010.

At December 31, 2010, the Company has state net operating loss carryforwards aggregating $8.2 million which expire through 2030 in various states. In addition, the Company has federal net operating loss carryforwards of $2.2 million at December 31, 2010, which expire in 2030. The Company also has additional federal net operating loss carryforwards of $775,000 at December 31, 2010 which is attributable to WFN and expires through 2020. Utilization of WFN’s federal net operating loss carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code.

The Company applied the “more-likely-than not” recognition threshold to all tax positions taken or expected to be taken in a tax return which resulted in no unrecognized tax benefits reflected in the 2010 financial statements. The Company classifies interest and penalties that would accrue according to the provisions of relevant tax law as income taxes. Tax years for 2007 and thereafter are subject to tax examinations by federal and state authorities.

The Company has elected to record interest and penalties recognized in the financial statements as income taxes.

For federal and certain state and local jurisdictions, the 2007 through 2010 tax years remain open for examination by the taxing authorities. For other states the 2006 through 2010 tax years remain open for examination.

Note F - Stockholders’ Equity

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2010 and 2009, Siebert had net capital of approximately $20,352,000 and $21,148,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. During 2008, 2009 and 2010, the Company repurchased 10,231, 16,790 and 62,647 shares of common stock for an average price of $3.03, $1.99 and $2.10, respectively.

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

Note G - Options

The Company’s 2007 Long-Term Incentive Plan (the “Plan”), authorizes the grant of options to purchase up to an aggregate of 2,000,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall not be less than the fair market value on the date of grant. No option may be granted under the Plan after December 2017. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. At December 31, 2010, options for 1,700,000 shares of common stock are available for grant under the Plan.

A summary of the Company’s stock option transactions for the three years ended December 31, 2010 is presented below:

		2010		2009		2008

		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the year		1,719,700	$4.00	1,767,200	$4.07	1,467,200	$4.28
Granted						300,000	3.05
Forfeited		(216,500)	$2.98	(47,500)	$6.91
Exercised

Outstanding - end of year	(a)	1,503,200	$4.14	1,719,700	$4.00	1,767,200	$4.07

Fully vested and expected to vest at year end	(a)	1,498,200	$4.15

Exercisable at end of year	(a)	1,498,200	$4.15	1,709,700	$4.00	1,742,200	$4.08

Weighted average fair value of options granted							$0.53

(a)	Weighted average remaining contractual terms of 2 years and aggregate intrinsic value of $0.

As of December 31, 2010, there was $6,000 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted-average period of one year.

The fair value of each option award is estimated on the date of grant using the Black-Sholes option pricing model using the following weighted-average assumptions:

2008

Dividend yield	2.1%
Expected volatility	104.69%
Risk-free interest rate	3.18%
Expected life (in years)	4.1

The weighted average expected life reflects the alternative simplified method permitted under authoritative accounting guidance, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The expected dividend yield is based on historical dividends. The risk-free interest rate is based on the annual yield on the measurement date of a ten year Unites States Treasury Bond, the maturity of which equals the options expected life. Expected volatility is based on historical volatility over a period commensurate with the options expected life. There were no options granted during 2010 and 2009.

Note H – New Clearing Agreement

As part of the negotiations with one of the Company’s clearing brokers on a fully disclosed clearing agreement which was entered into on May 5, 2010, the Company resolved at $3 million the amount due to the Company from the clearing firm on past transactions cleared by the Company. This amount is included in commissions and fees revenue for the year ended December 31, 2010.

Note I - Commitments, Contingencies And Other

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2010, 2009 or 2008.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company.

The Company rents discount retail brokerage and other office space under long-term operating leases expiring in various periods through 2013. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

Year Ending December 31,	Amount

2011	781,000
2012	580,000
2013	15,000

$1,376,000

Rent expense, including escalations for operating costs, amounted to approximately $1,274,000, $1,279,000 and $1,319,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2010, 2009 and 2008.

Siebert is party to a Secured Demand Note Collateral Agreement with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. The secured demand note payable held by SBS and a related $1,200,000 receivable due from SBS are included in investments in and advances to equity investees in the accompanying consolidated statement of financial condition. Amounts that Siebert is obligated to lend under this arrangement are collateralized by cash equivalents of $1,532,000. Any amounts loaned will bear interest at 4% per annum and are repayable on August 31, 2012.

Note J - Summarized Quarterly Financial Data (Unaudited)

	2010				2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$4,313,000	$7,396,000	$3,742,000	$5,319,000	$7,000,000	$7,274,000	$5,360,000	$5,756,000
Net (loss) income	$(1,194,000)	$782,000	$(3,558,000)	$1,330,000	$(332,000)	$564,000	$(451,000)	$(964,000)
Earnings (loss) per share:
Basic	$(0.05)	$0.04	$(0.16)	$0.06	$(0.01)	$0.03	$(0.02)	$(0.05)
Diluted	$(0.05)	$0.04	$(0.16)	$0.06	$(0.01)	$0.03	$(0.02)	$(0.05)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ capital, changes in subordinated borrowings and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
February 18, 2011

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Financial Condition

	December 31,

	2010	2009

ASSETS
Cash and cash equivalents	$19,859,779	$28,196,681
Accounts receivable	2,478,545	2,336,532
Securities owned, at fair value	11,816,604
Receivable from broker		1,443,290
Receivable from affiliate	25,354	25,286
Other receivable		491,441
Secured demand notes	1,200,000	1,200,000
Furniture, equipment and leasehold improvements, net	1,418,348	1,274,347
Other assets	942,464	1,050,122

	$37,741,094	$36,017,699

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to affiliate	$93,627	$50,130
Due to broker	505,605
Accounts payable and accrued expenses	15,989,159	16,612,909
Deferred rent	741,551	491,441

	17,329,942	17,154,480

Subordinated debt	1,200,000	1,200,000

Members’ capital	19,211,152	17,663,219

	$37,741,094	$36,017,699

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Operations

	December 31,

	2010	2009	2008

Revenues:
Investment banking	$41,275,623	$36,666,383	$20,880,695
Trading profits	7,488,092	8,672,233	10,405,400
Interest and other	5,429	52,765	275,923

	48,769,144	45,391,381	31,562,018

Expenses:
Employee compensation and benefits	33,076,985	30,660,150	22,223,182
Clearing fees	194,957	235,091	373,241
Communications	880,792	772,021	730,755
Occupancy	1,020,409	757,778	708,035
Professional fees	680,673	344,838	153,025
Interest - related party	73,000	48,000	64,000
State and local income tax	435,187	225,363	130,518
General and administrative	4,035,029	3,599,343	2,824,879

	40,397,032	36,642,584	27,207,635

Net income	$8,372,112	$8,748,797	$4,354,383

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Members’ Capital

Balance - January 1, 2008	$9,900,469
Distributions to members	(2,199,542)
Net income	4,354,383

Balance - December 31, 2008	12,055,310
Distributions to members	(3,140,888)
Net income	8,748,797

Balance - December 31, 2009	17,663,219
Distributions to members	(6,824,179)
Net income	8,372,112

Balance - December 31, 2010	$19,211,152

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Subordinated Borrowings

Balance - January 1, 2008	$1,200,000
Borrowings
Repayments

Balance - December 31, 2008	1,200,000
Borrowings
Repayments

Balance - December 31, 2009	1,200,000
Borrowings	10,000,000
Repayments	(10,000,000)

Balance - December 31, 2010	$1,200,000

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Cash Flows

	December 31,

	2010	2009	2008

Cash flows from operating activities:
Net income	$8,372,112	$8,748,797	$4,354,383
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	237,045	99,962	77,935
Changes in:
Accounts receivable	(142,013)	(920,947)	(1,033,716)
Due to/from broker	1,948,895	2,324,508	(61,363)
Securities owned, at fair value	(11,816,604)	161,873	18,998
Other receivable	491,441	—	—
Other assets	107,658	(448,440)	(33,835)
Payable to (receivable from) affiliate	43,429	(97,690)	(73,941)
Accounts payable and accrued expenses	(623,750)	8,514,989	1,502,258
Deferred rent	250,110	—	—

Net cash (used in) provided by operating activities	(1,131,677)	18,383,052	4,750,719

Cash flows from investing activities:
Purchase of leasehold improvements and equipment	(381,046)	(1,175,059)	(72,995)

Cash flows from financing activities:
Distributions to members	(6,824,179)	(3,140,888)	(2,199,542)
Subordinated borrowings	10,000,000	—	—
Subordinated repayments	(10,000,000)	—	—

Net cash used in financing activities	(6,824,179)	(3,140,888)	(2,199,542)

Net (decrease) increase in cash and cash equivalents	(8,336,902)	14,067,105	2,478,182
Cash and cash equivalents - beginning of year	28,196,681	14,129,576	11,651,394

Cash and cash equivalents - end of year	$19,859,779	$28,196,681	$14,129,576

Supplemental disclosures of cash flow information:
Taxes paid			$130,000
Interest paid	$73,000	$48,000	$64,000

Non-cash investing activity:
Receivable from landlord for reimbursement of leasehold improvements and corresponding deferred rent liability		$491,441

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2010, 2009 and 2008

Note A - Organization and Summary of Significant Accounting Policies

[1]	Organization:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS” or the “Company”) engages in the business of tax-exempt underwriting and related trading activities. The Company qualifies as a Minority and Women Owned Business Enterprise in certain municipalities.

[2]	Investment banking:

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

[3]	Investments:

Security transactions are recorded on a trade-date basis. Securities owned are valued at fair value. The resulting realized and unrealized gains and losses are reflected as trading profits.

Dividends are recorded on the ex-dividend date, and interest income is recognized on an accrual basis.

[4]	Fair value:

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

	Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

	Level 2	Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available.

	Level 3	Unobservable inputs reflect the assumptions that the managing members develop based on available information about the assumptions market participants would use in valuing the asset or liability.

The classification of financial instruments valued at fair value as of December 31, 2010 and 2009 is as follows:

	December 31, 2010

	Level 1	Level 2	Total

Cash equivalents	$19,845,425		$19,845,425
Municipal bonds		$11,816,604	$11,816,604

	December 31, 2009

	Level 1	Level 2	Total

Cash equivalents	$28,182,006		$28,182,006

Municipal bonds are valued based on prices obtained from pricing sources, which derive values from observable inputs.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2010, 2009 and 2008

[5]	Furniture, equipment and leasehold improvements, net:

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the period of the lease.

[6]	Cash equivalents:

Cash equivalents represent short term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents, which are valued at fair value, consist of money market funds which amounted to $19,845,425 and $28,182,006 at December 31, 2010 and 2009, respectively.

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

[9]	Subsequent events:

The Company has evaluated subsequent events through February 18, 2011, the date the financial statements were issued.

Note B - Subordinated Borrowings and Secured Demand Note Receivable

The subordinated debt at December 31, 2010 and 2009 consists of a Secured Demand Note Collateral Agreement payable to Muriel Siebert & Co., Inc. (“Siebert”), a member of the Company, in the amount of $1,200,000 bearing 4% interest and due August 31, 2012. On November 1, 2010, the Company entered into a temporary subordinated loan agreement with Siebert in the amount of $10,000,000 bearing interest at 2% and maturing on December 15, 2010. The note was repaid in December 2010. Interest expense paid to Siebert for each of the years ended December 31, 2010, 2009 and 2008 amounted to $73,000, $48,000 and $64,000, respectively.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule. To the extent that such borrowing is required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,536,000 at December 31, 2010 and $1,500,000 at December 31, 2009. Interest earned on the collateral paid by Siebert to SBS amounted to approximately $3,500, $10,000 and $46,000 in 2010, 2009 and 2008, respectively.

Note C - Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2010	2009

Equipment	$788,635	$675,406
Furniture and leasehold improvements	1,591,288	1,323,471

	2,379,923	1,998,877
Less accumulated depreciation and amortization	961,575	724,530

	$1,418,348	$1,274,347

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2010, 2009 and 2008

Note D - Net Capital

The Company is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2010 and 2009, the Company had net capital of $16,842,830 and $15,307,604, respectively, which was $15,721,207 and $14,196,735, respectively, in excess of its required net capital and its ratio of aggregate indebtedness to net capital was 1.00 and 1.09 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

Note E - Commitments

The Company rents office space under long-term operating leases expiring through 2020. These leases call for base rent plus escalations for property taxes and other operating expenses. Future minimum base rent under these operating leases as of December 31, 2010 are as follows:

Year Ending	Amount

2011	$901,000
2012	874,000
2013	773,000
2014	644,000
2015	564,000
Thereafter	1,976,000

$5,732,000

Rent expense including taxes and operating expenses for 2010, 2009 and 2008 amounted to $1,020,409, $757,778 and $708,035, respectively.

During 2010, the Company purchased leasehold improvements of approximately $129,000 which were reimbursed by the landlord. The Company recorded such reimbursement as a credit to deferred rent liability. Such amount, along with approximately $491,000 recorded in 2009 (together an aggregate amount of $620,000), is being recognized as a reduction of rental expense on a straight-line basis over the term of the lease.

Rent expense is being charged to operations on a straight-line basis resulting in a deferred rent liability which, together with the deferred rent discussed above amounted to $741,551 at December 31, 2010 and $491,441 at December 31, 2009.

The Company purchased leasehold improvements of approximately $817,000 in the year ended December 31, 2009 in connection with such lease and the landlord reimbursed the Company $491,441 for a portion of such improvements in 2010. At December 31, 2009, the Company recorded a receivable from the landlord of $491,441 with a corresponding credit to deferred rent liability. Such amount will be recognized as a reduction of rental expense on a straight-line basis over the term of the lease.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2010, 2009 and 2008

Note F - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,

	2010	2009

Accounts payable	$184,934	$1,360,512
Accrued bonus and other employee compensation	15,341,035	14,800,638
Other accrued expenses	463,190	451,759

	$15,989,159	$16,612,909

Note G - Other

During 2010, 2009 and 2008, the Company was charged $75,000, $75,000 and $102,500 by Siebert for general and administrative services.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair, Chief Executive Officer and President

Date:	March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Muriel F. Siebert	Chair, Chief Executive Officer, President and Director	March 31, 2011

Muriel F. Siebert	(principal executive officer)

/s/ Jeanne Rosendale	Executive Vice President,	March 31, 2011

Jeanne Rosendale	and General Counsel

/s/ Joseph M. Ramos, Jr.	Chief Financial Officer	March 31, 2011

Joseph M. Ramos, Jr.	and Assistant Secretary
(principal financial and
accounting officer)

/s/ Patricia L. Francy	Director	March 31, 2011

Patricia L. Francy

/s/ Leonard M. Leiman	Director	March 31, 2011

Leonard M. Leiman

/s/ Jane H. Macon	Director	March 31, 2011

Jane H. Macon

/s/ Robert P. Mazzarella	Director	March 31, 2011

Robert P. Mazzarella

/s/ Nancy Peterson Hearn	Director	March 31, 2011

Nancy Peterson Hearn

EXHIBIT INDEX

Exhibit No.	Description Of Document

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

10.3

LLC Operating Agreement, among Siebert, Brandford, Shank & Co., L.L.C., Muriel Siebert & Co., Inc., Napoleon Brandford III and Suzanne F. Shank, dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)

10.4

Services Agreement, between Siebert, Brandford, Shank & Co., L.L.C. and Muriel Siebert & Co., Inc., dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.’s Form 10-K for the fiscal year ended December 31, 1996)

10.5

Operating Agreement of SBS Financial Products Company, LLC, dated effective as of April 19, 2005, by and among Siebert Financial Corp., Napoleon Brandford III and Suzanne Shank. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2005)

10.6

Siebert Financial Corp. 2007 Long-Term Incentive Plan (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-144680) filed with the Securities and Exchange Commission on July 18, 2007)

10.7*

Fully Disclosed Clearing Agreement, by and between National Financial Services LLC and Muriel Siebert & Co., Inc. dated May 5, 2010. (incorporated by reference to Siebert Financial Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010)

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

*

Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended.