Form 10-Q
period 2011-03-31
SIEBERT FINANCIAL CORP
filed 2011-05-16
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to _________________________________

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

Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 13, 2011, there were 22,118,435 shares of Common Stock, par value $.01 per share outstanding.

          Unless the context otherwise requires, the “Company” shall mean Siebert Financial Corp. and its wholly owned subsidiaries and “Siebert” shall mean Muriel Siebert & Co., Inc., a wholly owned subsidiary of the Company.

          Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this report, as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not statements of historical or current fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause our actual results to be materially different from our historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions; fluctuations in volume and prices of securities; demand for brokerage and investment banking services; competition within and without the discount brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering lower rates on commissions than we do; the prevalence of a flat fee environment; decline in participation in equity or municipal finance underwritings; limited trading opportunities; the method of placing trades by our customers; computer and telephone system failures; our level of spending on advertising and promotions; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in us involves various risks, including those mentioned above and those which are detailed from time to time in our Securities and Exchange Commission filings.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2011	December 31, 2010
	(unaudited)

ASSETS
Cash and cash equivalents	$23,052,000	$22,646,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	1,836,000	1,563,000
Securities owned, at fair value	1,131,000	1,116,000
Furniture, equipment and leasehold improvements, net	1,120,000	1,246,000
Investment in and advances to affiliates	8,206,000	9,816,000
Income tax refund receivable	437,000	795,000
Prepaid expenses and other assets	955,000	741,000
Intangibles, net	645,000	648,000

	$38,914,000	$40,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:

Accounts payable and accrued liabilities	4,297,000	3,477,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, and 22,118,751 and 22,122,678 shares outstanding at March 31, 2011 and December 31, 2010, respectively	232,000	232,000
Additional paid-in capital	19,486,000	19,484,000
Retained earnings	19,605,000	21,609,000
Less: 1,093,095 and 1,089,168 shares of treasury stock, at cost at March 31, 2011 and December 31, 2010, respectively	(4,706,000)	(4,699,000)

	34,617,000	36,626,000

	$38,914,000	$40,103,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,

	2011	2010

Revenues:
Commissions and fees	$3,945,000	$3,708,000
Investment banking	1,172,000	347,000
Trading profits	377,000	234,000
Interest and dividends	9,000	24,000

	5,503,000	4,313,000

Expenses:
Employee compensation and benefits	2,462,000	2,456,000
Clearing fees, including floor brokerage	924,000	1,252,000
Professional fees	1,413,000	2,130,000
Advertising and promotion	100,000	143,000
Communications	557,000	649,000
Occupancy	271,000	311,000
Other general and administrative	685,000	684,000

	6,412,000	7,625,000

(Loss) income from equity investees	(1,084,000)	1,323,000

Loss before income taxes	(1,993,000)	(1,989,000)

Income tax expense (benefit)	11,000	(795,000)

Net loss	$(2,004,000)	$(1,194,000)

Net loss per share of common stock - Basic and Diluted	$(.09)	$(.05)
Weighted average shares outstanding - Basic and Diluted	22,121,188	22,188,174

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2011	2010

Cash flows from operating activities:
Net loss	$(2,004,000)	$(1,194,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	132,000	126,000
Loss (income) from equity investees	1,084,000	(1,323,000)
Distribution from equity investees	479,000	948,000
Deferred taxes	—	45,000
Stock based compensation	2,000	2,000
Changes in:
Securities owned, at fair value	(15,000)	(2,000)
Receivable from brokers	(273,000)	816,000
Income tax refund receivable	358,000	(850,000)
Prepaid expenses and other assets	(214,000)	(55,000)
Accounts payable and accrued liabilities	820,000	938,000

Net cash provided by (used in) operating activities	369,000	(549,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(3,000)	(63,000)
Collection (payment) of advances made to equity investees	47,000	(27,000)

Net cash provided by (used in) investing activities	44,000	(90,000)

Cash flows from financing activities:
Purchase of treasury shares	(7,000)	(14,000)

Net cash used in financing activities	(7,000)	(14,000)

Net increase (decrease) in cash and cash equivalents	406,000	(653,000)
Cash and cash equivalents - beginning of period	22,646,000	24,184,000

Cash and cash equivalents - end of period	$23,052,000	$23,531,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$11,000	$7,000

See notes to condensed consolidated financial statements

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2010 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Because of the nature of the Company’s business, the results of operations for the three months ended March 31, 2011 are not necessarily indicative of operating results for the full year.

2.	Securities:

Securities owned are carried at fair value with realized and unrealized gains and losses reflected in trading profits. Siebert clears all its security transactions through unaffiliated clearing firms on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by the clearing firms.

3.	Fair Value of Financial Instruments:

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

Level 2 – Inputs other than quoted prices that are observable, either directly or indirectly, and reasonably available.

Level 3 – Unobservable inputs which reflect the assumptions that management develops based on available information about the assumptions market participants would use in valuing the asset or liability.

The classification of financial instruments valued at fair value at March 31, 2011 is as follows:

Financial Instruments	Level 1	Level 2	Total

Cash equivalents	$21,266,000	—	$21,266,000
Securities	264,000	$867,000	1,131,000
	$21,530,000	$867,000	$22,397,000

Securities include common stock of $264,000 at March 31, 2011, valued on the last business day of the period at the last available reported sales price on the primary securities exchange (Level 1) and municipal bonds of $867,000 at March 31, 2011, valued based on prices obtained from pricing sources, which derive values from observable inputs (Level 2).

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for the three months ended March 31, 2011 and 2010. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares of underlying stock options not included in the diluted computation amounted to 1,228,200 in 2011 and 1,704,700 in 2010.

5.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of March 31, 2011, Siebert had net capital of approximately $19,724,000 as compared with net capital requirements of $250,000.

6.	Revenue:

Commissions and fees earned on customer trades together with related clearing expenses are recorded on a trade-date basis.

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

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

7.	Capital Transactions:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. The Company purchased 3,927 shares at an average price of $1.89 in the first quarter of 2011.

8.	Investment in and advances to affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income or loss from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

Summarized financial data of SBS is set forth below.

	March 31,	March 31,

	2011	2010

Total assets, including secured demand note of $1,200,000 in each period due from Siebert	$34,767,000
Total liabilities, including subordinated liabilities of $1,200,000 in each period due to Siebert	18,705,000
Total members’ capital	16,063,000
Regulatory minimum net capital requirement	250,000
Total revenues	3,945,000	$13,166,000
Net (loss) income	(2,170,000)	2,684,000

Siebert charged SBS $19,000 for the three months ended March 31, 2011 and 2010, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net (loss) income for the three months ended March 31, 2011 and 2010 amounted to $(1.1) million and $1.3 million, respectively.

Siebert received distributions from SBS of $479,000 during the three months ended March 31, 2011, and Siebert’s share of undistributed earnings from SBS amounted to $7,479,000 at March 31, 2011. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory net capital requirements.

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

Summarized financial data of SBSFPC is set forth below.

	March 31, 2011		March 31, 2010

Total assets	$162,333,000
Total liabilities	161,483,000
Total members’ capital	850,000
Total revenues	(12,000	)*	$77,000
Net (loss) income	(63,000)		25,000

*Attributable to unrealized loss on derivative contracts.

The Company’s share of net (loss) income for the three months ended March 31, 2011 and 2010 amounted to $(21,000) and $8,000, respectively.

At March 31, 2011, SBSFPC had an accumulated loss of $350,000 of which the Company’s share was $117,000.

9.	Contingent Liabilities:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months ended March 31, 2011 and 2010.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company.

10.	Income taxes:

Due to cumulative losses incurred by the Company and its subsidiaries during the current three month period and prior three years, the Company has concluded that it is not more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its net deferred tax asset at March 31, 2011, which amounted to $2,871,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and our unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

     The financial crisis affecting the global economy has created historic volatility in the marketplace. Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our 2010 revenues and a lesser effect in 2011. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. had a loss for the current period of approximately $2.2 million due to industry volumes dramatically declining in the current period this year as compared to the same period last year due to municipalities struggling with the fiscal crisis, concerns about defaults at the state and local level and the expiration of the Build America Bonds program. This resulted in a loss to the Company of $1.1 million for the current three month period. Our expenses include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operation and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of March 31, 2011 and 2010 and for the three months ended March 31, 2011 and 2010, respectively, which we use in evaluating our business.

	For the Three Months ended March 31,
Retail Customer Activity:	2011	2010

Total retail trades:	114,029	101,829
Average commission per retail trade:	$21.72	$21.44

	As of March 31,
	2011	2010
Retail customer balances:
Retail customer net worth (in billions):	$7.0	$6.4
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in millions):	$237.6	$176.7
Retail customer accounts with positions:	48,639	52,654

Description:

•	Total retail trades represent retail trades that generate commission.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represents retail customers with cash and/or securities in their accounts.

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

Recent Developments

     On January 22, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company purchased 3,927 shares at an average price of $1.89 in the first quarter of 2011.

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

Results of Operations

We had a net loss of $2.0 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.

Total revenues for the three months ended March 31, 2011 were $5.5 million, an increase of $1.2 million or 27.6% from the same period in 2010.

     Commission and fee income for the three months ended March 31, 2011 was $3.9 million, an increase of $237,000 or 6.4% from the same period in 2010 primarily due to an increase in retail customers trading volumes as well as an increase in the average commission charged per trade as well as an increase in fees from margin debits due to higher margin debit balances. Additionally, there was an increase in our institutional trading commissions offset by a decrease in commissions generated by our commission recapture operations.

     Investment banking revenues for the three months ended March 31, 2011 were $1.2 million, an increase of $825,000 or 237.8% from the same period in 2010 primarily due to our participation in more new issues in the equity and debt markets as a result of increased activity in the market place.

     Trading profits were $377,000 for the three months ended March 31, 2011, an increase of $143,000 or 61.1% from the same period in 2010 primarily due to an overall increase in customer trading volume in the debt markets and the addition of a debt sales-trader in the first quarter of 2011.

Interest and dividends for the three months ended March 31, 2011 were $9,000, a decrease of $15,000 or 62.5% from the same period in 2010 primarily due to lower cash balances.

Total expenses for the three months ended March 31, 2011 were $6.4 million, a decrease of $1.2 million or 15.9% from the same period in 2010.

     Employee compensation and benefit costs for the three months ended March 31, 2011 and 2010 was $2.5 million. There was a decrease in compensation due to a reduction in headcount for registered representatives offset by an increase in commissions paid based on production in the capital markets and retail operations as well as an increase in health benefits.

     Clearing and floor brokerage costs for the three months ended March 31, 2011 were $924,000, a decrease of $328,000 or 26.2% from the same period in 2010 primarily due to the execution of a Fully Disclosed Clearing Agreement with our primary clearing firm in the second quarter of 2010 which reduced our fees for clearing costs.

     Professional fees were $1.4 million for the three months ended March 31, 2011, a decrease of $717,000, or 33.7% from the same period in 2010 primarily due to a decrease in legal fees relating to a dispute with a former employee.

     Advertising and promotion expenses for the three months ended March 31, 2011 were $100,000, a decrease of $43,000 or 30.1% from the same period in 2010 due to a decrease in production and airing of television commercials.

     Communications expense for the three months ended March 31, 2011 was $557,000, a decrease of $92,000 or 14.2% from the same period in 2010 primarily due to a decrease in hosting and communication costs associated with our website.

Occupancy costs for the three months ended March 31, 2011 were $271,000, a decrease of $40,000 or 12.9% from the same period in 2010 due to a decrease in rents in the New York office.

     Other general and administrative expenses were $685,000, an increase of $1,000 or 0.2% from the same period in 2010 due to an increase in system updates, placement fees, depreciation and printing costs offset by decreases in registration fees, travel and entertainment, supplies, transportation and postage.

     Loss from Siebert’s equity investment in Siebert Brandford Shank & Co., L.L.C., an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended March 31, 2011 was $1.1 million, compared to income of $1.3 million from the same period in 2010 due to SBS participating in fewer managed and co-managed transactions. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”) for the three months ended March 31, 2011 was $21,000 as compared to income of $8,000 from the same period in 2010. This loss in 2011 was due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

     The tax provision for the three months ended March 31, 2011 was $11,000 and a tax benefit for the three months ended March 31, 2010 was $795,000. No tax benefit related to the pre-tax loss was recorded for the three months ended March 31, 2011 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets. The tax benefit for the three months ended March 31, 2010 was due to our loss before taxes of $2.0 million.

Liquidity and Capital Resources

     Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at March 31, 2011 were $39 million. As of that date, $25 million, or 64%, of our total assets were regarded by us as highly liquid.

     Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2011, Siebert’s regulatory net capital was $19.7 million, $19.5 million in excess of its minimum capital requirement of $250,000.

     On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company purchased 3,927 shares at an average price of $1.89 in the first quarter of 2011.

     Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of March 31, 2011. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2012 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Working capital is generally invested temporarily in dollar denominated money market funds and United States Treasury Bills. These investments are not subject to material changes in value due to interest rate movements.

     Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions as of March 31, 2011.

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

          In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions.

We purchased 3,927 shares at an average price of $1.89 in the first quarter of 2011.

A summary of our repurchase activity for the three months ended March 31, 2011 is as follows:

Issuer Purchases Of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs

January 2011	682	$1.84	92,267	207,733
February 2011	1,056	$1.89	93,323	206,677
March 2011	2,189	$1.91	95,512	204,488
Total	3,927	$1.89	95,512	204,488

Item 6.  Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: May 16, 2011

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 16, 2011