Form 10-Q
period 2011-06-30
SIEBERT FINANCIAL CORP
filed 2011-08-15
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 2, 2011, there were 22,114,139 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2011 (Unaudited)	December 31, 2010

ASSETS
Cash and cash equivalents	$22,774,000	$22,646,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	1,094,000	1,563,000
Securities owned, at fair value	1,119,000	1,116,000
Furniture, equipment and leasehold improvements, net	998,000	1,246,000
Investment in and advances to affiliates	7,252,000	9,816,000
Income tax refund receivable	288,000	795,000
Prepaid expenses and other assets	686,000	741,000
Intangibles, net	643,000	648,000

	$36,386,000	$40,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	3,563,000	3,477,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, and 22,115,523 and 22,122,678 shares outstanding at June 30, 2011 and December 31, 2010, respectively	232,000	232,000
Additional paid-in capital	19,488,000	19,484,000
Retained earnings	17,815,000	21,609,000
Less: 1,096,323 and 1,089,168 shares of treasury stock, at cost at June 30, 2011 and December 31, 2010, respectively	(4,712,000)	(4,699,000)

	32,823,000	36,626,000

	$36,386,000	$40,103,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenues:
Commissions and fees	$3,539,000	$6,624,000	$7,484,000	$10,332,000
Investment banking	406,000	413,000	1,578,000	760,000
Trading profits	526,000	323,000	903,000	557,000
Interest and dividends	27,000	36,000	36,000	60,000

	4,498,000	7,396,000	10,001,000	11,709,000

Expenses:
Employee compensation and benefits	2,380,000	2,396,000	4,842,000	4,852,000
Clearing fees, including floor brokerage	690,000	693,000	1,614,000	1,945,000
Professional fees	1,400,000	1,679,000	2,813,000	3,809,000
Advertising and promotion	93,000	110,000	193,000	253,000
Communications	527,000	620,000	1,084,000	1,269,000
Occupancy	272,000	338,000	543,000	649,000
Other general and administrative	633,000	716,000	1,318,000	1,400,000

	5,995,000	6,552,000	12,407,000	14,177,000

(Loss) income from equity investees	(292,000)	501,000	(1,376,000)	1,824,000

(Loss) income before income taxes	(1,789,000)	1,345,000	(3,782,000)	(644,000)

Income tax expense (benefit)	1,000	563,000	12,000	(232,000)

Net (loss) income	$(1,790,000)	$782,000	$(3,794,000)	$(412,000)

Net (loss) income per share of common stock -
Basic and Diluted	$(.08)	$.04	$(.17)	$(.02)
Weighted average shares outstanding -
Basic	22,118,162	22,177,524	22,119,667	22,179,801
Diluted	22,118,162	22,178,328	22,119,667	22,179,801

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2011	2010

Cash flows from operating activities:
Net loss	$(3,794,000)	$(412,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	264,000	258,000
Loss (income) from equity investees	1,376,000	(1,824,000)
Deferred taxes	—	87,000
Distribution from equity investees	1,185,000	2,513,000
Stock based compensation	4,000	5,000
Changes in:
Securities owned, at fair value	(3,000)	41,000
Receivable from brokers	469,000	790,000
Prepaid expenses and other assets	55,000	231,000
Income tax refund receivable	507,000	(327,000)
Accounts payable and accrued liabilities	86,000	1,718,000

Net cash provided by operating activities	149,000	3,080,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(11,000)	(108,000)
Collection (payment) of advances made to equity investees	3,000	(6,000)

Net cash used in investing activities	(8,000)	(114,000)

Cash flows from financing activities:
Purchase of treasury shares	(13,000)	(21,000)

Net cash used in financing activities	(13,000)	(21,000)

Net increase in cash and cash equivalents	128,000	2,945,000

Cash and cash equivalents - beginning of period	22,646,000	24,184,000

Cash and cash equivalents - end of period	$22,774,000	$27,129,000

Supplemental cash flow disclosures:
Cash (received) paid for:
Income taxes, net	$(138,000)	$9,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)

1.	Organization and Basis of Presentation:

The consolidated financial statements include the accounts of Siebert Financial Corp. (the “Company”) and its wholly owned subsidiaries Muriel Siebert & Co., Inc. (“Siebert”) and Siebert Women’s Financial Network, Inc. (“WFN”). All material intercompany balances and transactions have been eliminated. Investment in two entities in which the Company has ownership interests of 49% and 33.33%, respectively, are accounted for by the equity method and included in investment in and advances to affiliates in the consolidated statements of financial condition.

The condensed consolidated financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2010 has been derived from the audited consolidated statements of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010. Because of the nature of the Company’s business, the results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of operating results for the full year.

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

The classification of financial instruments valued at fair value at June 30, 2011 is as follows:

Financial Instruments	Level 1	Level 2	Total

Cash equivalents	$20,559,000	—	$20,559,000
Securities	258,000	$861,000	1,119,000
	$20,817,000	$861,000	$21,678,000

Securities include common stock of $258,000, valued on the last business day of the period at the last available reported sales price on the primary securities exchange (Level 1) and municipal bonds of $861,000, valued based on prices obtained from pricing sources, which derive values from observable inputs (Level 2).

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for the three months ended June 30, 2011 and six months ended June 30, 2011 and 2010. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares of underlying stock options not included in the diluted computation amounted to 1,228,200 at June 30, 2011 and 1,689,700 at June 30, 2010.

5.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of June 30, 2011, Siebert had net capital of approximately $20,403,000 as compared with net capital requirements of $250,000.

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

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the six months ended June 30, 2011, the Company purchased 7,155 shares at an average price of $1.85.

8.	Investment in and advances to affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income or loss from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

June 30,
2011

Total assets including secured demand note of $1,200,000 due from Siebert	$21,332,000
Total liabilities including subordinated liabilities of $1,200,000 due to Siebert	7,322,000
Total members’ capital	14,010,000
Regulatory minimum net capital requirement	250,000

	June 30
	2011	2010

Six months ended:
Total revenues	$8,749,000	22,371,000
Net (loss) income	(2,784,000)	3,737,000
Three months ended:
Total revenues	4,804,000	9,205,000
Net (loss) income	(614,000)	1,053,000

Siebert charged SBS $38,000 for each of the six months ended June 30, 2011 and 2010, and $19,000 for each of the three months ended June 30, 2011 and 2010, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net (loss) income for the three months ended June 30, 2011 and 2010 amounted to $(301,000) and $516,000, respectively, and for the six months ended June 30, 2011 and 2010 amounted to $(1.4) million and $1.8 million, respectively.

Siebert received distributions from SBS of $1.2 million during the six months ended June 30, 2011, and Siebert’s share of undistributed earnings from SBS amounted to $6.5 million at June 30, 2011. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement among Siebert and the principals of SBS and SBS’s continued compliance with its regulatory and net capital requirements.

SBS Financial Products Company, LLC (“SBSFPC”)

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in SBSFPC which engages in derivatives transactions related to the municipal underwriting business. Income/(loss) from SBSFPC is considered to be integral to the Company’s operations and material to the results of operations.

Summarized financial data of SBSFPC is set forth below.

	June 30,

	2011	2010

Total assets	$171,733,000
Total liabilities	170,854,000
Total members’ capital	879,000
Six months ended:
Total revenues	62,000	74,000
Net (loss)	(34,000)	(22,000)
Three months ended:
Total revenues	74,000	(3,000	)*
Net income	29,000	4,000

*Attributable to unrealized loss on derivative contracts.

The results of operations for the six months ended June 30, 2010 reflects a reduction of SBSFPC’s previously reported net income of $25,000 for the quarter ended March 31, 2010 to a net loss of $26,000 resulting from a $51,000 correction of unrealized gain on derivative contracts.

The Company’s share of net income of SBSFPC for the three months ended June 30, 2011 amounted to $10,000. For the three months ended June 30, 2010, the Company reflected its share of SBSFPC’s operations as a net loss of $(15,700) which includes a loss of $(17,000) attributable to the correction of SBSFPC’s results for the quarter ended March 31, 2010 referred to above. Such correction was not material to the Company’s results of operations for the quarter ended June 30, 2010 or March 31, 2010. The Company’s share of net (loss) for the six months ended June 30, 2011 and 2010 amounted to $(11,000) and $(7,000), respectively.

At June 30, 2011, SBSFPC had an accumulated loss of $321,000 of which the Company’s share was $107,000.

9.

Income Taxes

Due to cumulative losses incurred by the Company and its subsidiaries during the current six month period and prior three years, the Company has concluded that it is not more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its net deferred tax asset at June 30, 2011 (amounting to approximately $3,567,000), resulting in no tax benefit during the period ended June 30, 2011.

10.	Contingent Liabilities:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the six months ended June 30, 2011 and 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The financial crisis affecting the global economy has created historic volatility in the marketplace. Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our 2010 revenues and a lesser effect in 2011. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”), had a loss for the current six month period of approximately $2.8 million as a result of industry volumes dramatically declining in the current period this year as compared to the same period last year due to municipalities struggling with the fiscal crisis, concerns about defaults at the state and local level and the expiration of the Build America Bonds program. This resulted in a loss to the Company of $1.4 million for the current six month period. Our expenses include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operation and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of June 30, 2011 and 2010 and for the three and six months ended June 30, 2011 and 2010, respectively, which we use in evaluating our business.

	For the Three Months ended June 30,		For the Six Months ended June 30,
Retail Customer Activity:	2011	2010	2011	2010

Total retail trades:	102,202	112,917	216,231	210,873
Average commission per retail trade:	$20.72	$21.46	$21.25	$21.45

	As of June 30,

Retail Customer Balances:	2011	2010

Retail customer net worth (in billions):	$6.8	$5.8
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in millions):	$232.0	$176.5
Retail customer accounts with positions:	45,994	50,331

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

Recent Developments

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in our discretion, in the open market and in private transations. During the six months ended June 30, 2011, the Company purchased 7,155 shares at an average price of $1.85.

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

Results of Operations

          We had net loss of $1,790,000 and $3,794,000 for the three months and six months ended June 30, 2011, respectively.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

          Total revenues for the three months ended June 30, 2011 were $4.5 million, a decrease of $2.9 million or 39.2% from the same period in 2010.

          Commission and fee income for the three months ended June 30, 2011 was $3.5 million, a decrease of $3.1 million or 46.6% from the same period in 2010 primarily due to recording $3 million as commission and fee income as part of our negotiations with our primary clearing firm for a three year Fully Disclosed Clearing Agreement in the second quarter of 2010 as well as decreases in commissions generated by retail customers due to a decrease in retail trading volumes and average commission per retail trade offset by an increase in margin debits due to higher margin debit balances and an increase in institutional trading.

          Investment banking revenues for the three months ended June 30, 2011 were $406,000, a decrease of $7,000 or 1.7% from the same period in 2010 due to our participation in fewer new issues in the debt capital markets.

          Trading profits were $526,000 for the three months ended June 30, 2011, an increase of $203,000 or 62.8% from the same period in 2010 due to an overall increase in trading volume primarily in the debt markets and the addition of debt sales-traders in the first quarter of 2011.

          Interest and dividends for the three months ended June 30, 2011 were $27,000, a decrease of $9,000 or 25.0% from the same period in 2010 primarily due to lower cash balances and lower yields.

          Total expenses for the three months ended June 30, 2011 were $6.0 million, a decrease of $557,000 or 8.5% from the same period in 2010.

          Employee compensation and benefit costs for the three months ended June 30, 2011 and 2010 were $2.4 million. There was a decrease due to a reduction in headcount for registered representatives offset by increases in commissions paid based on production in the capital markets and retail operations as well as an increase in health benefits.

          Clearing and floor brokerage costs for the three months ended June 30, 2011 were $690,000, a decrease of $3,000 or 0.4% from the same period in 2010 primarily due to the execution of a Fully Disclosed Clearing Agreement with our primary clearing firm in the second quarter of 2010 which reduced our fees for clearing costs and also due to a decrease in volume of trade executions for retail customers and a decrease in execution charges for institutional debt and equity customers.

          Professional fees for the three months ended June 30, 2011, were $1.4 million, a decrease of $279,000 or 16.6% from the same period in 2010 primarily due to a decrease in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the three months ended June 30, 2011 were $93,000, a decrease of $17,000 or 15.5% from the same period in 2010 due to a decrease in public relation costs.

          Communications expense for the three months ended June 30, 2011 was $527,000, a decrease of $93,000 or 15.0% from the same period in 2010 primarily due to a decrease in hosting and communication costs associated with our website.

          Occupancy costs for the three months ended June 30, 2011 were $272,000, a decrease of $66,000 or 19.5% from the same period in 2010 due to a decrease in rents in our New York office and a Florida branch.

          Other general and administrative expenses for the three months ended June 30, 2011 were $633,000, a decrease of $83,000 or 11.6% from the same period in 2010 due to a decrease in office expense, training, printing, postage, subscriptions, registration fees and transportation costs.

          Loss from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for the three months ended June 30, 2011, was $301,000, compared to income of $516,000 from the same period in 2010 due to SBS participating in fewer senior managed or co-managed transactions. Income from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33.33% equity interest (“SBSFPC”), for the three months ended June 30, 2011, was $10,000 as compared to a loss of $16,000 for the same period in 2010. This income in 2011 was due to the mark to market gain in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax provision for the three months ended June 30, 2011 and 2010 was $1,000 and $563,000, respectively. No tax benefit related to the pre-tax loss was recorded for the three months ended June 30, 2011 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets. The tax provision for the three months ended June 30, 2010 was due to income before taxes of $1.3 million.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

          Total revenues for the six months ended June 30, 2011 were $10.0 million, a decrease of $1.7 million or 14.6% from the same period in 2010.

          Commission and fee income for the six months ended June 30, 2011 was $7.5 million, a decrease of $2.8 million or 27.6% from the same period in 2010 primarily due to recording $3 million as commission and fee income as part of our negotiations with our primary clearing firm for a three year Fully Disclosed Clearing Agreement in the second quarter of 2010.

          Investment banking revenues for the six months ended June 30, 2011 were $1.6 million, an increase of $818,000 or 107.6% from the same period in 2010 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $903,000 for the six months ended June 30, 2011, an increase of $346,000 or 62.1% from the same period in 2010 due to an increase in trading volume primarily in the debt markets and the addition of debt sales-traders in the first quarter of 2011.

          Interest and dividends for the six months ended June 30, 2011 were $36,000, a decrease of $24,000 or 40.0% from the same period in 2010 primarily due to lower cash balances.

          Total expenses for the six months ended June 30, 2011 were $12.4 million, a decrease of $1.8 million or 12.5% from the same period in 2010.

          Employee compensation and benefit costs for the six months ended June 30, 2011 were $4.8 million, a decrease of $10,000 from the same period in 2010. This decrease was due to decreases and a reduction in headcount for registered representatives offset by an increase in commissions paid based on production in the capital markets and retail operations as well as an increase in health benefits.

          Clearing and floor brokerage costs for the six months ended June 30, 2011 were $1.6 million, a decrease of $331,000 or 17.0% from the same period in 2010, primarily due to the execution of a Fully Disclosed Clearing Agreement with our primary clearing firm in the second quarter of 2010 which reduced our fees for clearing costs.

          Professional fees for the six months ended June 30, 2011 were $2.8 million, a decrease of $996,000 or 26.1% from the same period in 2010 primarily due to a decrease in legal fees relating to a dispute with a former employee and consulting fees relating to the commission recapture business.

          Advertising and promotion expenses for the six months ended June 30, 2011 were $193,000, a decrease of $60,000 or 23.7% from the same period in 2010 primarily due to decreases in production and airing of television commercials and print advertising, brochures and direct mailings to our retail customer base and public relations costs.

          Communications expense for the six months ended June 30, 2011, was $1.1 million, a decrease of $185,000 or 14.6% from the same period in 2010 primarily due to a decrease in hosting and communication costs associated with our website.

          Occupancy costs for the six months ended June 30, 2011 were $543,000, a decrease of $106,000 or 16.3% from the same period in 2010 due to a decrease in rents in the New York office and a Florida branch.

          Other general and administrative expenses for the six months ended June 30, 2011 were $1.3 million, a decrease of $82,000 or 5.9% from the same period in 2010. This decrease was a result of decreases in office expenses, training, insurance, travel and entertainment, transportation and postage costs offset by increases in printing and computer updates.

          Loss from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for the six months ended June 30, 2011, was $1.4 million, compared to income of $1.8 million from the same period in 2010 due to SBS participating in fewer senior managed or co-managed transactions. Loss from our equity investment in SBSFPC, an entity in which we hold a 33.33% equity interest, for the six months ended June 30, 2011, was $11,000 as compared to a loss of

$7,000 from the same period in 2010. The losses in 2011 and 2010 were due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax provision for the six months ended June 30, 2011 was $12,000 and a tax benefit for the six months ended June 30, 2011 was $232,000. No tax benefit related to the pre-tax loss was recorded for the six months ended June 30, 2011 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets. The tax benefit for the six months ended June 30, 2010 was due to our loss before taxes of $644,000.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash in money market funds. Our total assets at June 30, 2011 were $36.4 million. As of that date, we regarded $23.9 million, or 66%, of total assets as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2011, Siebert’s regulatory net capital was $20.4 million, $20.2 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2011, 7,155 shares were purchased at an average price of $1.85 per share.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis Collateralized by cash equivalents of approximately $1.5 million as of June 30, 2011. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2012, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Working capital is generally invested temporarily in dollar denominated money market funds and United States Treasury Bills. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter parties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transations as of June 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. We purchased 3,228 shares at an average price of $1.81 in the second quarter of 2011.

A summary of our repurchase activity for the three months ended June 30, 2011 is as follows:

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans
April 2011	83	$1.97	95,595	204,405

May 2011	233	$1.95	95,828	204,172

June 2011	2,912	$1.79	98,740	201,260

Total	3,228	$1.81	98,740	201,260

All of the purchases were made in open market transactions.

Item 6.	Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: August 15, 2011

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 15, 2011