Form 10-Q
period 2011-09-30
SIEBERT FINANCIAL CORP
filed 2011-11-14
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2011, there were 22,106,286 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2011 (Unaudited)	December 31, 2010

ASSETS
Cash and cash equivalents	$21,819,000	$22,646,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	2,336,000	1,563,000
Securities owned, at fair value	1,089,000	1,116,000
Furniture, equipment and leasehold improvements, net	874,000	1,246,000
Investment in and advances to affiliates	8,161,000	9,816,000
Income tax refund receivable	288,000	795,000
Prepaid expenses and other assets	705,000	741,000
Intangibles, net	640,000	648,000

	$37,444,000	$40,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	5,224,000	3,477,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,106,517 and 22,122,678 outstanding at September 30, 2011 and December 31, 2010, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,484,000
Retained earnings	17,224,000	21,609,000
Less: 1,105,329 and 1,089,168 shares of treasury stock, at cost at September 30, 2011 and December 31, 2010, respectively	(4,726,000)	(4,699,000)

	32,220,000	36,626,000

	$37,444,000	$40,103,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenues:
Commissions and fees	$3,607,000	$2,875,000	$11,091,000	$13,207,000
Investment banking	1,737,000	552,000	3,315,000	1,312,000
Trading profits	503,000	282,000	1,406,000	839,000
Interest and dividends	10,000	33,000	46,000	93,000

	5,857,000	3,742,000	15,858,000	15,451,000

Expenses:
Employee compensation and benefits	2,923,000	2,172,000	7,765,000	7,024,000
Clearing fees, including floor brokerage	745,000	669,000	2,359,000	2,614,000
Professional fees	1,183,000	1,511,000	3,996,000	5,320,000
Advertising and promotion	112,000	111,000	305,000	364,000
Communications	537,000	542,000	1,621,000	1,811,000
Occupancy	279,000	321,000	822,000	970,000
Other general and administrative	642,000	760,000	1,960,000	2,160,000
Provision for loss related to litigation	1,000,000		1,000,000

	7,421,000	6,086,000	19,828,000	20,263,000

Income (loss) from equity investees	974,000	628,000	(402,000)	2,452,000

Loss before income taxes	(590,000)	(1,716,000)	(4,372,000)	(2,360,000)

Provision for income taxes	1,000	1,842,000	13,000	1,610,000

Net loss	$(591,000)	$(3,558,000)	$(4,385,000)	$(3,970,000)

Net loss per share of common stock -
Basic and Diluted	$(.03)	$(.16)	$(.20)	$(.18)
Weighted average shares outstanding -
Basic and diluted	22,111,093	22,176,191	22,116,777	22,178,584

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2011	2010

Cash flows from operating activities:
Net loss	$(4,385,000)	$(3,970,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397,000	396,000
Loss (income) from equity investees	402,000	(2,452,000)
Deferred taxes		1,323,000
Distribution from equity investees	1,185,000	2,894,000
Employee stock based compensation	6,000	7,000
Changes in:
Securities owned, at fair value	27,000	531,000
Receivable from brokers	(773,000)	881,000
Prepaid expenses and other assets	36,000	400,000
Income tax refund receivable	507,000	279,000
Accounts payable and accrued liabilities	1,747,000	(673,000)

Net cash used in operating activities	(851,000)	(384,000)

Cash flows from investing activities:
Purchase of customer lists		(25,000)
Purchase of furniture, equipment and leasehold improvements	(17,000)	(206,000)
Net (payment) collection of advances made to equity investees	68,000	(51,000)

Net cash provided by (used in) investing activities	51,000	(282,000)

Cash flows from financing activities:
Purchase of treasury shares	(27,000)	(27,000)

Net cash used in financing activities	(27,000)	(27,000)

Net decrease in cash and cash equivalents	(827,000)	(693,000)

Cash and cash equivalents - beginning of period	22,646,000	24,184,000

Cash and cash equivalents - end of period	$21,819,000	$23,491,000

Supplemental cash flow disclosures:
Cash (received) paid for:
Income taxes, net	$(495,000)	$16,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2010 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Because of the nature of the Company’s business, the results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results for the full year.

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

          The classification of financial instruments valued at fair value at September 30, 2011 is as follows:

Financial Instruments	Level 1	Level 2	Total

Cash equivalents	$20,082,000		$20,082,000

Securities	235,000	$854,000	$1,089,000

	$20,317,000	$854,000	$21,171,000

Securities include common stock of $235,000, valued on the last business day of the period at the last available reported sales price on the primary securities exchange (Level 1), and municipal bonds of $854,000, valued based on prices obtained from pricing sources, which derive values from observable inputs (Level 2).

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for the three and nine months ended September 30, 2011 and 2010. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares of underlying stock options not included in the diluted computation amounted to 1,228,200 at September 30, 2011 and 1,704,700 at September 30, 2010.

5.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of September 30, 2011, Siebert had net capital of approximately $17,894,000 as compared with net capital requirements of $250,000.

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

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the nine months ended September 30, 2011, the Company purchased 16,161 shares at an average price of $1.69.

8.	Investment in and advances to affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income from SBS is considered to be integral to Siebert’s operations and material to its results of operations.

	September 30,
	2011	2010

Total assets including secured demand note of $1,200,000 in each period due from Siebert	$68,858,000
Total liabilities including subordinated liabilities of $1,200,000 in each period due to Siebert	52,864,000
Total members’ capital	15,994,000
Regulatory minimum net capital requirement	385,000
Nine months ended:
Total revenues	17,659,000	31,661,000
Net (loss) income	(800,000)	5,028,000
Three months ended:
Total revenues	8,911,000	9,290,000
Net income	1,985,000	1,291,000

Siebert charged SBS $56,000 for the nine months ended September 30, 2011 and 2010, respectively, and $18,000 for the three months ended September 30, 2011 and 2010, respectively, for general and administrative services, which Siebert believes approximates the cost SBS would have paid to an unaffiliated third party to furnish such services.

Siebert’s share of net income (loss) for the three months ended September 30, 2011 and 2010 amounted to $973,000 and $633,000, respectively, and for the nine months ended September 30, 2011 and 2010 amounted to $(392,000) and $2,464,000, respectively.

Siebert received distributions from SBS of $1.2 million during the nine months ended September 30, 2011, and Siebert’s share of undistributed earnings from SBS amounted to $7,445,000 at September 30, 2011. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement among Siebert and the principals of SBS and SBS’s continued compliance with its regulatory and net capital requirements.

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

Summarized financial data of SBSFPC is set forth below.

	September 30,

	2011	2010

Total assets	$237,388,000
Total liabilities	236,505,000
Total members’ capital	883,000
Nine months ended:
Total revenues	118,000	110,000
Net loss	(30,000)	(35,000)
Three months ended:
Total revenues	56,000	36,000
Net income (loss)	5,000	(13,000)

The Company’s share of net loss for the nine months ended September 30, 2011 and 2010 amounted to $10,000 and $12,000, respectively. The Company’s share of net income for the three months ended September 30, 2011 amounted to $2,000 and the Company’s share of the net loss for the three months ended September 30, 2010 amounted to $4,000.

At September 30, 2011, SBSFPC had an accumulated loss of $317,000 of which the Company’s share was $106,000.

9.	Income Taxes:

Due to cumulative losses incurred by the Company and its subsidiaries during the current nine month period and prior three years, the Company has concluded that it is not more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its net deferred tax asset at September 30, 2011, amounting to approximately $3,826,000, resulting in no tax benefit during the nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, a deferred tax provision of $1,555,000 was recorded to set up a valuation allowance to fully offset the Company’s deferred tax asset at such date.

10.	Contingent Liabilities:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the nine months ended September 30, 2011 and 2010.

In a prior year, Siebert had been named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. Among other claims, the third amended complaint in the action asserted on behalf of a class of purchasers in a public offering of $1,500,000,000, 6.75% Subordinated Notes due 2017 (the “Notes”), issued by Lehman Brothers Holdings, Inc., and certain smaller issuances of other securities that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933, and other applicable law in that relevant offering materials were false and misleading. Siebert had purchased $15 million of the Notes and $462,953 of other securities as an underwriter in the offerings. Siebert and the other underwriters moved to dismiss the third amended complaint on various grounds. The Court granted in part and denied in part the motion by an order dated July 27, 2011. On November 3, 2011, Siebert and the plaintiffs class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. The settlement is subject to court approval. As of September 30, 2011, the Company had accrued a $1 million provision for loss to reflect the settlement.

Siebert is party to certain other claims, suits and complaints arising in the ordinary course of business. In the opinion of management all such claims, suits and complaints are without merit, or involved amounts which would not have a material effect on the financial position or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          The financial crisis affecting the global economy has created historic volatility in the marketplace. Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our 2010 revenues and a lesser effect in 2011. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”), had a loss for the current nine months period of approximately $800,000 as a result of industry volumes dramatically declining in the current period this year as compared to the same period last year due to municipalities struggling with the fiscal crisis, concerns about defaults at the state and local level and the expiration of the Build America Bonds program. This resulted in a loss to the Company of $392,000 for the current nine month period. Our expenses include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operations and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of September 30, 2011 and 2010 and for the three and nine months ended September 30, 2011 and 2010, respectively, which we use in evaluating our business.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
Retail Customer Activity:	2011	2010	2011	2010

Total retail trades:	115,696	83,914	331,927	298,953
Average commission per retail trade:	$20.15	$19.81	$20.86	$20.99

	As of September 30,

Retail customer balances:	2011	2010

Retail customer net worth (in billions):	$6.0	$6.3
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in million):	$247.4	$188.5
Retail customer accounts with positions:	45,471	49,730

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debits balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

Recent Developments

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2011, the Company purchased 16,161 shares at an average price of $1.69.

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

Results of Operations

          We believe that our business reflects the current difficult business environment for discount and online and institutional brokers. We had net loss of $591,000 and $4,385,000 for the three months and nine months ended September 30, 2011, respectively.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

          Total revenues for the three months ended September 30, 2011 were $5.9 million, an increase of $2.1 million or 56.5% from the same period in 2010.

          Commission and fee income for the three months ended September 30, 2011 was $3.6 million, an increase of $732,000 or 25.5% from the same period in 2010 primarily due to an increase in retail customer trading volumes as well as an increase in the retail customer average commission charged per trade. Additionally, there was an increase in fees from margin debits due to increased customer margin debit balances offset by a decrease in 12b-1 fees. Our institutional trading commissions and commission recapture increased as well.

          Investment banking revenues for the three months ended September 30, 2011 were $1.7 million, an increase of $1.2 million or 214.7% from the same period in 2010 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $503,000 for the three months ended September 30, 2011, an increase of $221,000 or 78.4% from the same period in 2010 due to an overall increase in trading volume primarily in the debt markets and the addition of debt sales-traders in the first quarter of 2011.

          Interest and dividends for the three months ended September 30, 2011 were $10,000, a decrease of $23,000 or 70.0% from the same period in 2010 primarily due to lower yields.

          Total expenses for the three months ended September 30, 2011 were $7.4 million, an increase of $1.3 million or 21.9% from the same period in 2010.

          Employee compensation and benefit costs for the three months ended September 30, 2011 were $2.9 million, an increase of $751,000 or 34.6% from the same period in 2010. This increase was due to increases in commissions paid based on production and health insurance offset by an across the board reduction in headcount.

          Clearing and floor brokerage costs for the three months ended September 30, 2011 were $745,000, an increase of $76,000 or 11.4% from the same period in 2010 primarily due to the increase in volume of trade executions for retail customers and a decrease in execution charges for institutional debt and equity customers.

          Professional fees for the three months ended September 30, 2011 were $1.2 million, a decrease of $328,000 or 21.8% from the same period in 2010 primarily due to a decrease in legal fees relating to a dispute with a former employee.

           Advertising and promotion expenses for the three months ended September 30, 2011 were $112,000, an increase of $1,000 from the same period in 2010 due to an increase in online advertising.

          Communications expense for the three months ended September 30, 2011, was $537,000, a decrease of $5,000 or 1.0% from the same period in 2010 due to a decrease in long distance and local phone calls usage.

          Occupancy costs for the three months ended September 30, 2011 were $279,000, a decrease of $42,000 or 13.1% from the same period in 2010 due to a decrease in rent in our New York office.

          Other general and administrative expenses for the three months ended September 30, 2011 were $642,000, a decrease of $118,000 or 15.5% from the same period in 2010 due to a decrease in placement fees, travel and entertainment, registration fees and insurance costs.

          Provision for loss related to litigation for the three months ended September 30, 2011 amounted to $1 million. In a prior year, Siebert had been named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. Among other claims, the third amended complaint in the action asserted on behalf of a class of purchasers in a public offering of $1,500,000,000, 6.75% Subordinated Notes due 2017 (the “Notes”), issued by Lehman Brothers Holdings, Inc., and certain smaller issuances of other securities that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933, and other applicable law in that relevant offering materials were false and misleading. Siebert had purchased $15 million of the Notes and $462,953 of other securities as an underwriter in the offerings. Siebert and the other underwriters moved to dismiss the third amended complaint on various grounds. The Court granted in part and denied in part the motion by an order dated July 27, 2011. On November 3, 2011, Siebert and the plaintiffs class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. The settlement is subject to court approval. As of September 30, 2011, the Company had accrued a $1 million provision for loss to reflect the settlement.

          Income from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for the three months ended September 30, 2011 was $973,000, an increase of $340,000 or 53.7% from the same period in 2010. This increase was due to SBS participating in more senior managed or co-managed transactions. Income from our equity investment in SBSFPC for the three months ended September 30, 2011 was $2,000 as compared to a loss of $4,000 from the same period in 2010. This loss in 2010 was due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax provision for the three months ended September 30, 2011 and 2010 was $1,000 and $1.8 million, respectively. The 2010 tax provision included $1.6 million to record a valuation allowance to fully offset the Company’s deferred tax asset at September 30, 2010 based on recent losses and the likelihood of realization of such assets.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

          Total revenues for the nine months ended September 30, 2011 were $15.9 million, an increase of $407,000 or 2.6% from the same period in 2010.

          Commission and fee income for the nine months ended September 30, 2011 was $11.1 million, a decrease of $2.1 million or 16.0% from the same period in 2010 primarily due to recording $3 million as commission and fee income as part of our negotiations with our primary clearing firm for a three year Fully Disclosed Clearing Agreement in the second quarter of 2010.

          Investment banking revenues for the nine months ended September 30, 2011 were $3.3 million, an increase of $2.0 million or 152.7% from the same period in 2010 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $1.4 million for the nine months ended September 30, 2011, an increase of $567,000 or 67.6% from the same period in 2010 due to an increase in trading volume primarily in the debt markets and the addition of debt sales-traders in the first quarter of 2011.

          Interest and dividends for the nine months ended September 30, 2011 were $46,000, a decrease of $47,000 or 50.5% from the same period in 2010 primarily due to lower yields.

          Total expenses for the nine months ended September 30, 2011 were $19.8 million, a decrease of $435,000 or 2.1% from the same period in 2010.

          Employee compensation and benefit costs for the nine months ended September 30, 2011 were $7.8 million, an increase of $741,000 or 10.6% from the same period in 2010. This increase was due to increases in commissions paid based on production and health insurance offset by an across the board reduction in headcount.

          Clearing and floor brokerage costs for the nine months ended September 30, 2011 were $2.4 million, a decrease of $255,000 or 9.8% from the same period in 2010, primarily due to the execution of a Fully Disclosed Clearing Agreement with our primary clearing firm in the second quarter of 2010 which reduced our fees for clearing costs offset by an increase in execution charges for institutional debt and equity customers.

          Professional fees for the nine months ended September 30, 2011 were $4.0 million, a decrease of $1.3 million or 24.9% from the same period in 2010 primarily due to a decrease in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the nine months ended September 30, 2011 were $305,000, a decrease of $59,000 or 16.2% from the same period in 2010 primarily due to decreases in production and airing of television commercials and public relations costs.

          Communications expense for the nine months ended September 30, 2011 was $1.6 million, a decrease of $190,000 or 10.5% from the same period in 2010 due to a decrease in hosting and communication costs associated with our website.

          Occupancy costs for the nine months ended September 30, 2011 were $822,000, a decrease of $148,000 or 15.3% from the same period in 2010 due to a decrease in rents in our New York office.

          Other general and administrative expenses for the nine months ended September 30, 2011 were $2.0 million, a decrease of $200,000 or 9.3% from the same period in 2010. This decrease was a result of decreases in placement fees, registration fees, insurance, supplies, travel and entertainment and transportation costs.

          Provision for loss related to litigation for the nine months ended September 30, 2011 amounted to $1 million. In a prior year, Siebert had been named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. Among other claims, the third amended complaint in the action asserted on behalf of a class of purchasers in a public offering of $1,500,000,000, 6.75% Subordinated Notes due 2017, (the “Notes”) issued by Lehman Brothers Holdings, Inc., (the “Issuer”) and certain smaller issuances of other securities that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933, and other applicable law in that relevant offering materials were false and misleading. Siebert had purchased $15 million of the Notes and $462,953 of other securities as an underwriter in the offerings. Siebert and the other underwriters moved to dismiss the third amended complaint on various grounds The Court granted in part and denied in part the motion by an order dated July 27, 2011. On November 3, 2011, Siebert and the plaintiff’s class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. The settlement is subject to court approval. As of September 30, 2011, the Company had accrued a $1 million provision for loss to reflect the settlement.

          Loss from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for the nine months ended September 30, 2011 was $392,000, compared to income of $2.5 million from the same period in 2010. This decrease was due to SBS participating in fewer senior managed or co-managed transactions. Loss from our equity investment in SBSFPC for the nine months ended September 30, 2011 was $10,000 as compared to a loss of $12,000 from the same period in 2010. These losses were due to the mark to market loss in positions. We consider income and loss from equity investees to be integral to our operations and material to the results of operations.

          The tax provision for the nine months ended September 30, 2011 and 2010 was $13,000 and $1.6 million, respectively. No tax benefit related to the pre-tax loss was recorded for the nine months ended September 30, 2011 due to the recording of a full valuation allowance to offset deferred tax assets at September 30, 2011. The 2010 provision was to record a valuation allowance to fully offset the Company’s deferred tax assets at September 30, 2010 based on recent losses and the likelihood of realization of such assets.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash in money market funds. Our total assets at September 30, 2011 were $37.4 million. As of that date, we regarded $24.2 million, or 65%, of total assets as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the Financial Industry Regulatory Authority (FINRA) and other regulatory authorities. At September 30, 2011, Siebert’s regulatory net capital was $17.9 million, $17.6 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2011, 16,161 shares were purchased at an average price of $1.69 per share.

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

On February 23, 2009, Siebert had been named as one of the defendants in a class action styled Lehman Brothers Securities and ERISA Litigation, 09 MD 2017 (LAK), pending in the United States District Court, Southern District of New York. Among other claims, the third amended complaint in the action asserted on behalf of a class of purchasers in a public offering of $1,500,000,000, 6.75% Subordinated Notes due 2017 (the “Notes”), issued by Lehman Brothers Holdings, Inc. (the “Issuer”), and certain smaller issuances of other securities that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933, and other applicable law in that relevant offering materials were false and misleading. Siebert had purchased $15,000,000 of the Notes and $462,953 of other securities as an underwriter in the offerings.

Siebert and the other underwriters moved to dismiss the third amended complaint on various grounds. The Court granted in part and denied in part the motion by an order dated July 27, 2011. On November 3, 2011, Siebert and the plaintiffs class agreed to resolve all claims against Siebert in consideration of a $1,000,000 payment by Siebert. The settlement is subject to court approval. As of September 30, 2011, the Company had accrued a $1,000,000 provision for loss to reflect the settlement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. We purchased 9,006 shares at an average price of $1.57 in the third quarter of 2011.

A summary of our repurchase activity for the three months ended September 30, 2011 is as follows:

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans

July 2011	793	$1.79	99,533	200,467

August 2011	7,529	$1.54	107,062	192,938

September 2011	684	$1.55	107,746	192,254

Total	9,006	$1.57	107,746	192,254

All of the purchases were made in open market transactions.

Item 6. Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: November 14, 2011

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: November 14, 2011