Form 10-K
period 2011-12-31
SIEBERT FINANCIAL CORP
filed 2012-03-30
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to________________

Commission file number 0-5703

Siebert Financial Corp.
(Exact name of registrant as specified in its charter)

New York	11-1796714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

885 Third Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 644-2400
Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.01 PER SHARE	THE NASDAQ CAPITAL MARKET

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011)), was $3,641,491.

          The number of shares of the registrant’s outstanding Common Stock, as of March 13, 2012, was 22,103,176 shares.

          Documents Incorporated by Reference: Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 29, 2012 is incorporated by reference into Part III.

Special Note Regarding Forward-Looking Statements

          Statements in this Annual Report on Form 10-K, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not statements of historical or current fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward looking statements, including without limitation: changes in general economic and market conditions; changes and prospects for changes in interest rates; fluctuations in volume and prices of securities; demand for brokerage and investment banking services; competition within and without the discount brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering greater discounts on commissions than the Company; the prevalence of a flat fee environment; decline in participation in corporate or municipal finance underwritings; limited trading opportunities; the method of placing trades by the Company’s customers; computer and telephone system failures; the level of spending by the Company on advertising and promotion; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in us involves various risks, including those mentioned above and those which are detailed from time to time in our Securities and Exchange Commission filings.

PART I

Item 1.	BUSINESS

General

          Siebert Financial Corp. is a holding company that conducts its retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation. Muriel F. Siebert, the first woman member of the New York Stock Exchange, is our Chairwoman, Chief Executive Officer and President and owns approximately 90% of our outstanding common stock, par value $.01 per share (the “Common Stock”). For purposes of this Annual Report, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp. and its consolidated subsidiaries, unless the context otherwise requires.

          Our principal offices are located at 885 Third Avenue, New York, New York 10022, and our phone number is (212) 644-2400. Our Internet address is www.siebertnet.com. Our SEC filings are available through our website at www.siebertnet.com, where you are able to obtain copies of the Company’s public filings free of charge. Our Common Stock trades on the NASDAQ Capital Market under the symbol “SIEB”.

Business Overview

          Siebert’s principal activity is providing Internet and traditional discount brokerage and related services to retail investors and, through its wholly owned subsidiary, Siebert Women’s Financial Network, Inc. (“WFN”), providing products, services and information devoted to women’s financial needs. Through its Capital Markets division, Siebert also offers institutional clients equity execution services on an agency basis, as well as equity and fixed income underwriting and investment banking services. We believe that we are the largest Woman-Owned Business Enterprise (“WBE”) in the capital markets business in the United States. In addition, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”), a company in which Siebert holds a 49% ownership interest, is the largest Minority and Women’s Business Enterprise (“MWBE”) in the tax-exempt underwriting business in the United States.

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

          Retail Customer Service. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers, at no additional charge, with personal service via toll-free access to dedicated customer support personnel for all of its products and services. Customer service personnel are located in each of Siebert’s branch offices. Siebert has retail offices in New York, New York; Jersey City, New Jersey; Boca Raton, and West Palm Beach, Florida; and Beverly Hills, California. Siebert uses a proprietary Customer Relationship Management System that enables representatives, no matter where located, to view a customer’s service requests and the response thereto. Siebert’s telephone system permits the automatic routing of calls to the next available agent having the appropriate skill set.

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

          Customer Financing. Customers margin accounts are carried through Siebert’s clearing agent which lends customers a portion of the market value of certain securities held in the customer’s account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin, short sale or any other transaction, Siebert assumes the risk of its customers’ failure to meet their obligations in the event of adverse changes in the market value of the securities positions. Both Siebert and its clearing agents reserve the right to set margin requirements higher than those established by the Federal Reserve Board.

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

To ensure reliability and to conform to regulatory requirements related to business continuity, Siebert maintains backup systems and backup data. However, in the event of a wide-spread disruption, such as a massive natural disaster, Siebert’s ability to satisfy the obligations to customers and other securities firms could be significantly hampered or completely disrupted. For more information regarding Siebert’s Business Continuity Plan, please visit our website at www.siebertnet.com or write to us at Muriel Siebert & Co., Inc., Compliance Department, 885 Third Avenue, Suite 1720, New York, NY 10022.

Our website has design, navigation, and functionality features such as:

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

          Effective April 19, 2005, Siebert Financial Corp. (“SFC”) entered into an Operating Agreement with Suzanne Shank and Napoleon Brandford III, the two individual principals (the “Principals”) of SBS Financial Products Company, LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, SFC and each of the Principals made an initial capital contribution of 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business.

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

Competition

          Siebert encounters significant competition from full-commission, online and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations, many of which are significantly larger and better capitalized than Siebert. Although there has been consolidation in the industry in both the online and traditional brokerage business during recent years, Siebert believes that additional competitors such as banks, insurance companies, providers of online financial and information services and others will continue to be attracted to the online brokerage industry. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Some of these firms are offering their services over the Internet and have devoted more resources to and have more elaborate websites than Siebert. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert believes that its main competitive advantages are high quality customer service, responsiveness, cost and products offered, the breadth of product line and excellent executions.

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

          The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including training of personnel, sales methods, trading practices among broker-dealers, uses and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders or suspension or expulsion of a broker-dealer, its officers or its employees.

          As a registered broker-dealer and FINRA member organization, Siebert is required by Federal law to belong to the Securities Investor Protection Corporation (“SIPC”) which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $250,000 on claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Siebert, through its clearing agent, has purchased from private insurers additional account protection in the event of liquidation up to the net asset value, as defined, of each account. Stocks, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

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

          Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2011 and 2010, Siebert had net capital of $17.8 million and $20.4 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Employees

          As of March 14, 2012, we had approximately 62 full-time employees, six of whom were corporate officers. None of our employees is represented by a union, and we believe that relations with our employees are good.

Item 1A.	RISK FACTORS

Securities market volatility and other securities industry risk could adversely affect our business

          Most of our revenues are derived from our securities brokerage business. Like other businesses operating in the securities industry, our business is directly affected by volatile trading markets, fluctuations in the volume of market activity, economic and political conditions, upward and downward trends in business and finance at large, legislation and regulation affecting the national and international business and financial communities, currency values, inflation, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived credit-worthiness of the securities industry in the marketplace and the level and volatility of interest rates. We also face risks relating to trading losses, losses resulting from the ownership or underwriting of securities, counterparty failure to meet commitments, customer fraud, employee fraud, issuer fraud, errors and misconduct, failures in connection with the processing of securities transactions and litigation. A reduction in our revenues or a loss resulting from our underwriting or ownership of securities or sales or trading of securities could have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of these risks, our revenues and operating results may be subject to significant fluctuations from quarter to quarter and from year to year.

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

          The SEC, FINRA, and various other securities and commodities exchanges and other regulatory bodies in the United States have rules with respect to net capital requirements which affect us. These rules have the effect of requiring that at least a substantial portion of a broker-dealer’s assets be kept in cash or highly liquid investments. Our compliance with the net capital requirements could limit operations that require intensive use of capital, such as underwriting or trading activities. These rules could also restrict our ability to withdraw our capital, even in circumstances where we have more than the minimum amount of required capital, which, in turn, could limit our ability to implement growth strategies. In addition, a change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of such net capital requirements, or a significant operating loss or any unusually large charge against net capital, could have similar adverse effects.

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

          Under Federal securities laws, other laws and court decisions, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered. While municipal securities are exempt from the registration requirements of the Securities Act of 1933, underwriters of municipal securities are exposed to substantial potential liability for material misstatements or omissions of fact in the offering documents prepared for these offerings.

An increase in volume on our systems or other events could cause them to malfunction.

          During 2011, we received and processed up to 60% of our trade orders electronically. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While we have never experienced a significant failure of our trading systems, heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or the systems of third parties involved in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties, and third party software), even for a short time, could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from these customers for losses. There can be no assurance that our network structure will operate appropriately in the event of a subsystem, component or software failure. In addition, we cannot assure you that we will be able to prevent an extended systems failure in the event of a power or telecommunications failure, an earthquake, terrorist attack, fire or any act of God. Any systems failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

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

          Only approximately 2,200,000 shares, or approximately 10% of our shares outstanding, are currently held by the public. Although our common stock is traded in The NASDAQ Capital Market, there can be no assurance that an active public market will continue.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

          Siebert currently maintains five retail discount brokerage offices. Customers can visit the offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert’s activities are conducted on the Internet or by telephone and mail.

Siebert operates its business out of the following five leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms

Corporate Headquarters, Retail and Investment Banking Office
885 Third Ave.
New York, NY 10022	8,514	1/14/13	None

Retail Offices

9701 Wilshire Boulevard, Suite 1111
Beverly Hills, CA 90212	1,189	Month to Month	None

4400 North Federal Highway
Boca Raton, FL 33431	2,438	Month to Month	None

111 Pavonia Avenue(1)
Jersey City, NJ 07310	8,141	6/30/12	None

1217 South Flagler Drive, 3rd Floor
West Palm Beach, FL 33401	3,000	9/30/12	None

(1)	Certain of our administrative and back office functions are performed at this location. We believe that our properties are in good condition and are suitable for our operations.

Item 3.	LEGAL PROCEEDINGS

          In a prior year, Siebert had been named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. Among other claims, the third amended complaint in the action asserted on behalf of a class of purchases in a public offering of $1,500,000,000, 6.75% Subordinated Notes due 2017 (the “Notes”), issued by Lehman Brothers Holdings, Inc., (“LBHI”) and certain smaller issuances of other securities that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933, and other applicable law in that relevant offering materials were false and misleading. Siebert had purchased $15 million of the Notes and $462,953 of other securities as an underwriter in the offerings. Siebert and other underwriters moved to dismiss the third amended complaint on various grounds. The Court granted in part and denied in part the motion by an order dated July 27, 2011. On November 3, 2011, Siebert and the plaintiffs class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. The settlement is subject to court approval. As certain defendants did not agree to a settlement, additional liability to the Company is possible. At present, we are uncertain as to the potential liability, if any, in connection with the non-settling defendants.

          Siebert is party to certain claims, suits and complaints arising in the ordinary course of business including individual actions related to various offerings of notes by LBHI. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company.

Item 4.	MINE SAFETY DISCLOSURES

          Not applicable

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock traded on the NASDAQ Global Market until June 29, 2011 when our common stock started trading on the NASDAQ Capital Market, under the symbol “SIEB”. The high and low sales prices of our common stock reported by NASDAQ during the following calendar quarters were:

	High	Low

First Quarter - 2010	$2.49	$2.25

Second Quarter - 2010	$2.37	$2.12

Third Quarter - 2010	$2.20	$1.31

Fourth Quarter - 2010	$2.49	$1.59

First Quarter – 2011	$1.99	$1.70

Second Quarter – 2011	$1.94	$1.52

Third Quarter – 2011	$1.84	$1.26

Fourth Quarter – 2011	$1.69	$1.32

          On March 14, 2012, the closing price of our common stock on the NASDAQ Capital Market was $1.77 per share. There were 130 holders of record of our common stock and more than 1,500 beneficial owners of our common stock on March 14, 2012.

          On January 4, 2011, we received notice from The NASDAQ Stock Market stating that for more than 30 consecutive business days, the market value of publicly held shares closed below the minimum $5 million required for continued listing on The NASDAQ Global Market under NASDAQ Rule 5450(b)(1)(C). Market value of publicly held shares is calculated by multiplying the publicly held shares, which is total shares outstanding less any shares held by officers, directors, or beneficial owners of more than 10%, by the closing bid price. Ms. Muriel F. Siebert owns approximately 90% of our outstanding common stock. The value of shares beneficially owned by Ms. Siebert, and the value of shares beneficially owned by other officers and directors of the Company, is therefore excluded from the market value of publicly held shares of the Company.

          NASDAQ Rule 5810(c)(3)(D) provided the Company a grace period of 180 calendar days, or until July 5, 2011, to regain compliance with The NASDAQ Stock Market requirement. As the market value of publicly held shares did not reach the required value during the grace period, our common stock was transferred to the NASDAQ Capital Market on June 29, 2011.

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

Issuer Purchases Of Equity Securities

          On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. We will purchase shares from time to time, in our discretion, in the open market and in private transactions. We purchased 1,018 shares at an average price of $1.51 in the fourth quarter of 2011.

A summary of our repurchase activity for the three months ended December 31, 2011 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

October 2011	231	$1.62	107,977	192,023

November 2011	—	$—	107,977	192,023

December 2011	787	$1.47	108,764	191,236

Total	1,018	$1.51	108,764	191,236

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 with respect to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,228,200	$3.88	1,700,000

Equity compensation plans not approved by security holders(2)	41,400	—	—

Total	1,269,600	$3.88	1,700,000

(1)	Consists of our 2007 Long-Term Incentive Plan.

(2)	Consists of our 1998 Restricted Stock Award Plan.

Material Terms of the 1998 Restricted Stock Award Plan

Our 1998 Restricted Stock Award Plan provides for awards to key employees of not more than an aggregate of 60,000 shares of our common stock, subject to adjustments for stock splits, stock dividends and other changes in our capitalization, to be issued either immediately after the award or at a future date. As of December 31, 2011, 41,400 shares of our common stock under the Restricted Stock Award Plan had been awarded and were outstanding. As provided in the plan and subject to restrictions, shares awarded may not be disposed of by the recipients for a period of one year from the date of the award. Cash dividends on shares awarded are held by us for the benefit of the recipients, subject to the same restrictions as the award. These dividends, without interest, are paid to the recipients upon lapse of the restrictions.

Our Performance:

The graph below compares our performance from December 31, 2006 through December 31, 2011 against the performance of the NASDAQ Composite Index and a peer group. The peer group consists of A.B. Watley Group Inc., Ameritrade Holding Corporation, E*Trade Financial Corporation and The Charles Schwab Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Siebert Financial Corp., the NASDAQ Composite Index, and a Peer Group

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA

(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction With Our Consolidated
Financial Statements And The Related Notes Thereto.

	2011	2010	2009	2008	2007

Income statement data:
Total Revenues	$20,199	$20,770	$25,390	$29,750	$31,890
Net (loss) income	$(5,379)	$(2,640)	$(1,183)	$(1,760)	$2,258

Net (loss) income per share of common stock
Basic	$(0.24)	$(0.12)	$(0.05)	$(0.08)	$0.10
Diluted	$(0.24)	$(0.12)	$(0.05)	$(0.08)	$0.10

Weighted average shares outstanding (basic)	22,114,121	22,167,218	22,193,845	22,208,372	22,206,346
Weighted average shares outstanding (diluted)	22,114,121	22,167,218	22,193,845	22,208,372	22,273,550

Statement of financial condition data (at year- end):

Total assets	$34,823	$40,103	$44,083	$45,579	$47,924
Total liabilities excluding subordinated borrowings	$3,599	$3,477	$4,695	$4,995	$5,704
Stockholders’ equity	$31,224	$36,626	$39,388	$40,584	$42,220
Cash dividends declared on common shares (1)	$0	$0	$0	$466	$559

(1)	The Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

          Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which has had an adverse effect on our revenues. Income of our affiliate, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”), decreased in 2011 to $17,000 as a result of a sharp decline in the number of offerings by municipalities due to investor concerns over defaults by municipalities at the state and local level and the expiration of the Build America Bonds program. As a result, the Company’s income from SBS decreased in 2011 to $8,000. The Company’s expenses during 2011, 2010 and 2009 include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operations and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

          The following table sets forth certain metrics as of December 31, 2011 and 2010 and for the twelve months ended December 31, 2011 and 2010, respectively, which we use in evaluating our business.

	For the Twelve Months ended December 31,
Retail Customer Activity:	2011	2010

Total retail trades:	423,501	414,485
Average commission per retail trade:	$20.71	$20.92

	As of December 31,

	2011	2010

Retail customer balances:
Retail customer net worth (in billions):	$6.3	$6.7
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in millions):	$243.5	$204.8
Retail customer accounts with positions:	44,834	49,296

Description:

•	Total retail trades represents retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represents retail customers with cash and/or securities in their accounts.

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

          We are a party to an Operating Agreement (the “Operating Agreement”), with Suzanne Shank and Napoleon Brandford III, the two individual principals (the “Principals”) of SBS Financial Products Company, LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us. Operations from SBSFPC is considered to be integral to our operations.

          On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. During 2011 we repurchased 17,179 shares of common stock for an average price of $1.68.

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

Results of Operations

Year Ended December 31, 2011 Compared To Year Ended December 31, 2010

          Revenues. Total revenues for 2011 were $20.2 million, a decrease of $571,000, or 2.8%, from 2010. Commission and fee income decreased $2.8 million, or 16.5%, from the prior year to $14.3 million primarily due to recording $3 million as commission and fee income as part of our negotiations with our primary clearing firm for a three year Fully disclosed Clearing Agreement in the second quarter of 2010.

          Investment banking revenues increased $1.6 million, or 69.8%, from the prior year to $3.8 million in 2011 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits increased $768,000, or 62.1%, from the prior year to $2.0 million primarily due to an increase in trading volume primarily in the debt markets and the addition of debt sales-traders in the first quarter of 2011.

          Income from interest and dividends decreased $72,000, or 47.7%, from the prior year to $79,000 primarily due to lower yields on investments in money market funds and lower cash balances and interest earned in 2010 for a subordinated loan that was provided to an affiliate.

          Expenses. Total expenses for 2011 were $25.6 million, a decrease of $295,000, or 1.1%, from the prior year.

          Employee compensation and benefit costs increased $804,000, or 8.8%, from the prior year to $10.0 million. This increase was due to increases in commissions paid based on production and the cost of health insurance offset by an across the board reduction in headcount.

          Clearing and floor brokerage fees decreased $297,000, or 9.5%, from the prior year to $2.8 million primarily due to the execution of a Fully Disclosed Clearing Agreement with our primary clearing firm in the second quarter of 2010 which reduced our fees for clearing costs.

          Professional fees decreased $1.5 million, or 22.4% from the prior year to $5.1 million in 2011 primarily due to a decrease in legal fees relating to a dispute with a former employee and consulting fees relating to Sarbanes-Oxley compliance offset by an increase in consulting fees relating to commission recapture business.

          Advertising and promotion expense increased $2,000, or 0.5%, from the prior year to $402,000 due to an increase in online advertising.

          Communications expense decreased $215,000, or 9.1%, from the prior year to $2.1 million primarily due to a decrease in hosting and communication costs associated with our website.

          Occupancy costs decreased $179,000, or 14.1%, from the prior year to $1.1 million due to a decrease in rents in the New York and New Jersey offices and the closing of our Boston office in 2010.

          Impairment of intangibles were the result of the Company writing down the carrying value of its unamortized intangible assets to fair value and recording a related impairment loss in 2010.

          Other general and administrative expenses increased $200,000, or 7.0%, from the prior year to $3.1 million primarily due to a reserve accrued for relating to any additional loss due to settlement of litigation offset by a decrease in office expense, placement fees, depreciation, registration fees, travel and entertainment, supplies and transportation.

          Provision for loss related to settlement of litigation for the year ended December 31, 2011 amounted to $1 million. In a prior year, Siebert had been named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. Among other claims, the third amended complaint in the action asserted on behalf of a class of purchasers in a public offering of $1,500,000,000, 6.75% Subordinated Notes due 2017 (the “Notes”), issued by Lehman Brothers Holdings, Inc., and certain smaller issuances of other securities that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933 and other applicable law in that relevant offering materials were false and misleading. Siebert had purchased $15 million of the Notes and $462,953 of other securities as an underwriter in the offerings. Siebert and the other underwriters moved to dismiss the third amended complaint on various grounds. The Court granted in part and denied in part the motion by an order dated July 27, 2011. On November 3, 2011, Siebert and the plaintiffs class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. The settlement is subject to court approval. As of December 31, 2011, the Company had accrued a $1 million provision for loss to reflect the settlement. As certain defendants did not agree to a settlement, additional liability to the Company is possible. At present, we are uncertain as to the potential liability, if any, in connection with the non-settling defendants.

          Income from our equity investment in Siebert, Brandford, Shank & Co., L.L.C., an entity in which Siebert holds a 49% equity interest (“SBS”), for 2011 was $8,000 compared to income of $4.1 million for 2010, a decrease of $4.0 million, primarily due to SBS participating in fewer municipal bond offerings as senior- and co-manager. This decrease was attributable to a sharp decline in the number of offerings by municipalities due to investor concerns over defaults by municipalities at the state and local level and the expiration of the Build America Bonds program. Income from our equity investment in SBS

Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”), for 2011 was $21,000 as compared to a loss of $24,000 from the same period in 2010. This increase was principally due to a gain recorded by SBSFPC on termination of a swap position. Results of operations of equity investees is considered to be integral to our operations and material to the results of operations.

          Taxes. The tax provision for the year ended December 31, 2011and 2010 was $23,000 and $1.6 million, respectively. The tax provision for 2011 of $23,000 represents various minimum state income taxes. The Company increased its valuation allowance in 2011 by $2.2 million to fully offset any tax benefit resulting from the 2011 loss before benefit of $5.4 million. The tax provision for the year ended December 31, 2010 was incurred due to the recording of a full valuation allowance on deferred taxes of $2.1 million based on recent losses and the likelihood of realization.

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

          Investment banking revenues decreased $3.2 million, or 58.5%, from the prior year to $2.2 million in 2010 due to our participation in fewer new issues in the equity and debt capital markets and the loss of a debt investment banker.

          Trading profits decreased $399,000, or 24.4%, from the prior year to $1.2 million primarily due to the loss of a debt sales-trader and an overall decrease in customer trading volume in the debt markets.

          Income from interest and dividends increased $28,000, or 22.8%, from the prior year to $151,000 primarily due to slightly higher yields on investments in money market funds.

          Expenses. Total expenses for 2010 were $25.9 million, a decrease of $6.2 million, or 19.4%, from the prior year.

          Employee compensation and benefit costs decreased $3.0 million, or 24.8%, from the prior year to $9.2 million. This decrease was due to decreases in commissions paid based on production, a reduction in headcount for registered representatives and staff and the elimination of the staff bonus program.

          Clearing and floor brokerage fees decreased $2.4 million, or 43.4%, from the prior year to $3.1 million primarily due to the execution of a Fully Disclosed Clearing Agreement with our primary clearing firm in the second quarter of 2010 which reduced our fees for clearing costs as well as a decrease in volume of trade executions for retail customers and a decrease in execution charges for institutional debt and equity customers.

          Professional fees decreased $209,000, or 3.1%, from the prior year to $6.5 million primarily due to a decrease in consulting fees relating to the commission recapture business and Sarbanes-Oxley compliance.

          Advertising and promotion expense decreased $413,000, or 50.8%, from the prior year to $400,000 primarily due to a decrease in print advertising, production and airing of television commercials in the Florida region.

          Communications expense decreased $247,000, or 9.5%, from the prior year to $2.4 million primarily due to a decrease in hosting and communication costs associated with our website.

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

          Other general and administrative expenses decreased $75,000, or 2.6%, from the prior year to $2.9 million primarily due to an increase in office expense, computer costs, placement fees, depreciation, registration fees and dues relating to the Securities Investor Protection Corporation offset by decreases in travel and entertainment, supplies and transportation.

          Income from our equity investment in Siebert, Brandford, Shank & Co., L.L.C., an entity in which Siebert holds a 49% equity interest (“SBS”), for 2010 was $4.1 million compared to income of $4.3 million for 2009, a decrease of $185,000, or 4.3%, primarily due to increased employee compensation offset by increased revenues as SBS participated in more and larger municipal bond offerings as senior- and co-manager. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”), for 2010 was $24,000 as compared to a loss of $63,000 from the same period in 2009. This decrease was due to a change in mark to market loss in positions in 2010. Results of operations of equity investees is considered to be integral to our operations and material to the results of operations.

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

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds, municipal securities and securities freely saleable in the open market. Our total assets at December 31, 2011 were $35 million, of which we regarded $22.2 million, or 64%, as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2011, Siebert’s regulatory net capital was $17.8 million, which was $17.6 million in excess of its minimum capital requirement of $250,000.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to loan to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of December 31, 2011. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents - restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2013 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Contractual Obligations

          Below is a table that presents our obligations and commitments at December 31, 2011:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$710,000	$642,000	$68,000	$0	$0

Off-Balance Sheet Arrangements

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2011.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

          Through Siebert, we maintain inventories in exchange-listed equity securities and municipal securities on both a long and short basis. We did not have any short positions at December 31, 2011. The Company does not directly engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity except for Siebert’s obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 4% per annum. Siebert earned interest of $48,000 in each of 2011 and 2010 from SBS.

Financial Instruments Held For Purposes Other Than Trading:

          We generally invest working capital temporarily in dollar denominated money market funds and commercial paper. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2011.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See financial statements and supplementary data required pursuant to this item beginning on page F-1 of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation of the Effectiveness of Internal Controls

          None

Item 9B.	OTHER INFORMATION

          None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          (a) Identification of Directors

          This information is incorporated by reference from our definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 29, 2012.

          (b) Identification of Executive Officers

Name	Age	Position

Muriel F. Siebert	79	Chairwoman, Chief Executive Officer and President

Ameen Esmail	53	Executive Vice President and Director of Business Development

Joseph M. Ramos, Jr.	53	Executive Vice President and Chief Financial Officer

Jeanne Rosendale	47	Executive Vice President and General Counsel

Timothy O’ Leary	49	Executive Vice President

Daniel Iesu	52	Secretary

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

          Jeanne M. Rosendale has been Executive Vice President and General Counsel of Siebert since May 3, 2004. From February 2003 to April 2004, Ms. Rosendale served as Global Director Compliance for Knight Equity Markets. From 2001 through the end of 2002, Ms. Rosendale served as Managing Director, General Counsel and Chief Compliance Officer for TD Securities (USA) Inc. Ms. Rosendale’s background includes senior level legal positions with Citigroup and the law firm Weil, Gotshal & Manges, LLP. Ms. Rosendale received both her B.A. and J.D., with honors, from Fordham University. She is active in various industry groups such as the SIA, the Bond Market Association, the LSTA and ISDA.

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

          Daniel Iesu has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

          (c) Compliance with Section 16(a) of the Exchange Act

          This information is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2012.

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

          The information required by this item not set forth herein is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2012.

Item 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2012.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required in this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 29, 2012.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

          The consolidated Financial statements for the year ended December 31, 2011 commence on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index. Exhibit Numbers 10.1, 10.2 and 10.6 are management contracts, compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Siebert Financial Corp.

We have audited the accompanying consolidated balance sheets of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 29, 2012

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2011	2010

ASSETS

Cash and cash equivalents	$21,167,000	$22,646,000
Cash equivalents - restricted	1,532,000	1,532,000
Receivable from brokers	1,033,000	1,563,000
Securities owned, at fair value	250,000	1,116,000
Furniture, equipment and leasehold improvements, net	757,000	1,246,000
Investments in and advances to affiliates	8,619,000	9,816,000
Income tax refund receivable	—	795,000
Prepaid expenses and other assets	827,000	741,000
Intangibles, net	638,000	648,000

	$34,823,000	$40,103,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$3,599,000	$3,477,000

Commitments and contingent liabilities - Note I

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, 22,105,499 and 22,122,678 shares outstanding at December 31, 2011 and 2010, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,484,000
Retained earnings	16,230,000	21,609,000
Less: 1,106,347 and 1,089,168 shares of treasury stock, at cost, at December 31, 2011 and 2010, respectively	(4,728,000)	(4,699,000)

	31,224,000	36,626,000

	$34,823,000	$40,103,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2011	2010	2009

Revenue:
Commissions and fees	$14,314,000	$17,144,000	$18,244,000
Investment banking	3,801,000	2,238,000	5,387,000
Trading profits	2,005,000	1,237,000	1,636,000
Interest and dividends	79,000	151,000	123,000

	20,199,000	20,770,000	25,390,000

Expenses:
Employee compensation and benefits	9,993,000	9,189,000	12,219,000
Clearing fees, including floor brokerage	2,842,000	3,139,000	5,545,000
Professional fees	5,057,000	6,517,000	6,726,000
Advertising and promotion	402,000	400,000	813,000
Communications	2,144,000	2,359,000	2,606,000
Occupancy	1,095,000	1,274,000	1,279,000
Impairment of intangibles	—	150,000	—
Other general and administrative	3,051,000	2,851,000	2,926,000
Provision for loss related to settlement of litigation	1,000,000	—	—

	25,584,000	25,879,000	32,114,000

Income from equity investees	29,000	4,078,000	4,224,000

Loss before income taxes	(5,356,000)	(1,031,000)	(2,500,000)
Income tax expense (benefit)	23,000	1,609,000	(1,317,000)

Net loss	$(5,379,000)	$(2,640,000)	$(1,183,000)

Net loss per share of common stock – basic and diluted	$(0.24)	$(0.12)	$(0.05)

Weighted average shares outstanding – basic and diluted	22,114,121	22,167,218	22,193,845

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock

	Number Of Shares	$.01 Par Value	Additional Paid -In Capital	Retained Earnings	Number Of Shares	Amount	Total

Balance - January 1, 2009	23,211,846	$232,000	$19,454,000	$25,432,000	1,009,731	$(4,534,000)	$40,584,000
Net loss				(1,183,000)			(1,183,000)
Treasury share purchases					16,790	(33,000)	(33,000)
Stock based compensation			20,000				20,000

Balance - December 31, 2009	23,211,846	232,000	19,474,000	24,249,000	1,026,521	(4,567,000)	39,388,000
Net loss				(2,640,000)			(2,640,000)
Treasury share purchases					62,647	(132,000)	(132,000)
Stock based compensation			10,000				10,000

Balance - December 31, 2010	23,211,846	232,000	19,484,000	21,609,000	1,089,168	(4,699,000)	36,626,000
Net loss				(5,379,000)			(5,379,000)
Treasury share purchases					17,179	(29,000)	(29,000)
Stock based compensation			6,000				6,000

Balance - December 31, 2011	23,211,846	$232,000	$19,490,000	$16,230,000	1,106,347	$(4,728,000)	$31,224,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2011	2010	2009

Cash Flows From Operating Activities:

Net loss	$(5,379,000)	$(2,640,000)	$(1,183,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	520,000	525,000	482,000
Income from equity investees	(29,000)	(4,078,000)	(4,224,000)
Distributions from equity investees	1,185,000	3,346,000	1,539,000
Impairment of intangibles		150,000
Deferred taxes		1,323,000	(175,000)
Stock based compensation	6,000	10,000	20,000
Changes in:
Cash and cash equivalents – restricted			(232,000)
Securities owned, at fair value	866,000	491,000	(849,000)
Receivable from clearing broker	530,000	391,000	(272,000)
Income tax refund receivable	795,000	279,000	238,000
Prepaid expenses and other assets	(86,000)	309,000	(24,000)
Accounts payable and accrued liabilities	122,000	(1,218,000)	(300,000)

Net cash used in operating activities	(1,470,000)	(1,112,000)	(4,980,000)

Cash Flows From Investing Activities:

Purchase of customer list		(50,000)
Purchase of furniture, equipment and leasehold improvements	(21,000)	(200,000)	(545,000)
Subordinated loan to investee		(10,000,000)
Repayment of subordinated loan to investee		10,000,000
(Payment) collection of advances made to equity investees	41,000	(44,000)	125,000

Net cash provided by (used in) investing activities	20,000	(294,000)	(420,000)

Cash Flows From Financing Activities:

Purchase of treasury shares	(29,000)	(132,000)	(33,000)

Net cash used in financing activities	(29,000)	(132,000)	(33,000)

Net decrease in cash and cash equivalents	(1,479,000)	(1,538,000)	(5,433,000)
Cash and cash equivalents - beginning of year	22,646,000	24,184,000	29,617,000

Cash and cash equivalents - end of year	$21,167,000	$22,646,000	$24,184,000

Supplemental Cash Flow Disclosures:
Cash for:
Income taxes (received) paid, net	$(717,000)	$16,000	$239,000

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

[2]	Cash Equivalents:

Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less. Cash equivalents are carried at fair value and amounted to $19,726,000 and $20,896,000 at December 31, 2011 and 2010, respectively, consisting of money market funds.

Cash equivalents – restricted represents $1,532,000 of cash invested in a money market account which serves as collateral for a secured demand note payable in the amount of $1,200,000 to SBS (see Note I).

[3]	Securities:

Securities owned are carried at fair value with realized and unrealized gains and losses reflected in trading profits. Siebert clears all its security transactions through unaffiliated clearing firms on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by the clearing firms.

[4]	Fair value of financial instruments:

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

Note A - Summary Of Significant Accounting Policies (CONTINUED)

The classification of financial instruments valued at fair value as of December 31, 2011 and 2010 is as follows:

	2011

Financial Instrument	Level 1	Level 2	Total

Cash equivalents	$19,726,000	—	$19,726,000
Securities	250,000	$—	$250,000

	$19,976,000	$—	$19,976,000

	2010

	Level 1	Level 2	Total

Cash equivalents	$20,896,000	—	$20,896,000
Securities	242,000	$874,000	1,116,000

	$21,138,000	$874,000	$22,012,000

At December 31, 2011 and 2010 respectively, securities include common stock of $250,000 and $242,000 valued on the last business day of the year at the last available reported sales price on the primary securities exchange (Level 1) and at December 31, 2010 also includes municipal bonds of $874,000 valued based on prices obtained from pricing sources, which derive values from observable inputs (Level 2).

[5]	Income Taxes:

The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of net operating loss carryforwards and temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

[6]	Furniture, Equipment and Leasehold Improvements:

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for each of the years ended December 31, 2011, 2010 and 2009. Accordingly, basic and diluted net loss per common share are the same for each year as the effect of stock options is anti-dilutive. In 2011, 2010 and 2009, 1,228,200, 1,503,200 and 1,719,700 common shares, respectively, issuable upon the exercise of options were not included in the computation.

[10]	Revenue:

Commission revenues and related clearing expenses are recorded on a trade-date basis. Fees, consisting principally of revenue participation with the Company’s clearing broker in distribution fees and interest, are recorded as earned.

Investment banking revenue includes gains and fees, net of syndicate expenses, arising from underwriting syndicates in which the Company participates. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

Trading profits are also recorded on a trade-date basis.

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

Note A - Summary Of Significant Accounting Policies (CONTINUED)

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

The Company evaluates the recoverability of its long-lived assets including amortizable intangibles and recognizes an impairment loss in the event the carrying value of these assets exceeds the estimated future undiscounted cash flows attributable to these assets. The Company assesses potential impairment to its long-lived assets when events or changes in circumstances indicate that its carrying value may not be recoverable. Should impairment exist, the impairment loss would be measured based on the excess of the carrying value of the assets over their fair value.

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

In January 2010, the FASB issued guidance that requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements which is effective for interim and annual reporting periods beginning after December 15, 2009. The guidance was adopted by the Company as of January 1, 2010 and did not have any impact on the Company’s disclosures. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) and is effective for fiscal years beginning after December 15, 2010. The guidance was adopted by the Company on January 1, 2011 and did not have any impact on its disclosures.

In May 2011, the FASB issued guidance to expand disclosures for Level 3 measurements based on unobservable inputs. The guidance is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in January 2012, and does not expect the adoption of this standard to have a material impact on the Company’s disclosures.

Note B - Investment In Affiliates

Investment in and advances to, equity in income of, and distributions received from, affiliates consist of the following:

December 31, 2011	SBS	SBSFPC	TOTAL

Investment and advances	$8,295,000	$324,000	$8,619,000

Income from equity investees	$8,000	$21,000	$29,000

Distributions	$1,185,000	$—	$1,185,000

December 31, 2010	SBS	SBSFPC	TOTAL

Investment and advances	$9,512,000	$304,000	$9,816,000

Income (loss) from equity investees	$4,102,000	$(24,000)	$4,078,000

Distributions	$3,344,000	$2,000	$3,346,000

December 31, 2009	SBS	SBSFPC	TOTAL

Income (loss) from equity investees	$4,287,000	$(63,000)	$4,224,000

Distributions	$1,539,000	$—	$1,539,000

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

Summarized financial data of SBS is as follows:

	2011	2010	2009

Total assets, including secured demand note of 1,200,000 in each year due from Siebert	$31,403,000	$37,741,000
Total liabilities, including subordinated liabilities $1,200,000 in each year due to Siebert	14,592,000	18,530,000
Total members’ capital	16,811,000	19,211,000
Regulatory minimum net capital requirement	493,000	1,122,000
Total revenue	26,441,000	48,769,000	$45,391,000
Net income	17,000	8,372,000	8,749,000

During 2011, 2010 and 2009, Siebert charged SBS $75,000 for each year, respectively for general and administrative services, which Siebert believes approximates the cost of furnishing such services. In addition, during each of the years 2011, 2010 and 2009, Siebert earned interest income of $48,000 from SBS in connection with Siebert’s obligation to make a subordinated loan for up to $1,200,000 available to SBS and Siebert paid SBS interest earned on the restricted cash equivalents of $4,000, $4,000 and $10,000, respectively (see Note I). Further, on November 1, 2010, Siebert entered into a temporary subordinated loan agreement with SBS in the amount of $10 million bearing interest at 2% and maturing on December 15, 2010. The note was repaid in December 2010 and interest received from SBS amounted to $25,000.

Siebert’s share of undistributed earnings from SBS amounted to $7,845,000 and $9,021,000 at December 31, 2011 and 2010, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the Principals and SBS’s continued compliance with its regulatory net capital requirements.

Summarized financial data of SBSFPC is as follows:

	2011	2010	2009

Total assets	$238,290,000	$165,308,000
Total liabilities	237,317,000	164,396,000
Total members’ capital	974,000	913,000
Total revenue	610,000	124,000	$23,000
Net income (loss)	61,000	(72,000)	(188,000)

At December 31, 2011 and 2010, SBSFPC had an accumulated loss of $226,000 and $287,000, respectively of which Siebert’s share was $75,000 and $96,000, respectively.

Note C - Furniture, Equipment And Leasehold Improvements, Net

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2011	2010

Equipment	$2,307,000	$2,524,000
Leasehold improvements	29,000	36,000
Furniture and fixtures	23,000	28,000

	2,359,000	2,588,000
Less accumulated depreciation and amortization	(1,602,000)	(1,342,000)

	$757,000	$1,246,000

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 amounted to $510,000, $523,000 and $457,000, respectively.

Note D - Intangible Assets

In 2000, WFN acquired the stock of WFN Women’s Financial Network, Inc. (“WFNI”) and HerDollar.com, Inc., respectively, companies in the development stage which had yet to commence principal operations, had no significant revenue and had assets consisting principally of websites, content and domain names, for aggregate consideration of $2,310,000, including costs. The transactions have been accounted for as purchases of assets consisting of domain name, website and content, and a non-compete agreement (the “Acquired Intangible Assets”). Related deferred tax assets attributable to net operating loss carryforwards of the acquired companies and deferred tax liabilities attributable to the excess of the statement bases of the acquired assets over their tax bases have been reflected in the accompanying consolidated financial statements as an adjustment to the carrying amount of such intangibles (see Note E).

Intangible assets consist of the following:

	December 31, 2011		December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Amortization Accumulated

Amortizable assets:
Website, content and non-compete	$1,850,000	$1,850,000	$1,850,000	$1,850,000
Retail brokerage accounts	2,638,000	2,600,000	2,638,000	2,590,000

	$4,488,000	$4,450,000	$4,488,000	$4,440,000

Unamortized intangible assets:
Domain name/intellectual property	$600,000		$600,000

Amortization expense		$10,000		$2,000

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

Note E - Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries.

Income tax expense (benefit) provision consists of the following:

	Year Ended December 31,

	2011	2010	2009

Federal income tax provision (benefit):

Current	$—	$286,000	$(656,000)
Deferred	—	731,000	85,000

	—	1,017,000	(571,000)

State and local:

Current	23,000	—	(486,000)
Deferred	—	592,000	(260,000)

	23,000	592,000	(746,000)

Total:
Current	23,000	286,000	(1,142,000)
Deferred	—	1,323,000	(175,000)

	$23,000	$1,609,000	$(1,317,000)

A reconciliation between the income tax expense (benefit) and income taxes computed by applying the statutory Federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,

	2011	2010	2009

Expected income tax benefit at statutory Federal tax rate (34%)	$(1,812,000)	$(351,000)	$(850,000)
State and local taxes, net of Federal tax effect	(406,000)	(67,000)	(163,000)
Reversal of overaccrual of prior years’ taxes	—	—	(330,000)
Increase in valuation allowance	2,177,000	1,980,000	—
Permanent difference	36,000	47,000	51,000
Other	28,000	—	(25,000)

Income tax expense (benefit)	$23,000	$1,609,000	$(1,317,000)

Note E - Income Taxes (Continued)

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and their tax basis. The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,

	2011	2010

Deferred tax asset:
Net operating loss carryforwards	$3,060,000	$1,592,000
Employee stock based compensation	231,000	234,000
Retail brokerage accounts	430,000	515,000
Contribution carryover	252,000	162,000
Furniture, equipment and leasehold improvements	68,000	—
Accrued expenses	400,000	—
Accrued compensation and other	59,000	47,000

	4,500,000	2,550,000
Valuation allowance	(4,260,000)	(2,083,000)

	240,000	467,000
Deferred tax liability:
Acquired intangible assets	(240,000)	(243,000)
Furniture, equipment and leasehold improvements	—	(224,000)

	$0	$0

Due to cumulative losses incurred by the Company during the current and prior two years, the Company is unable to conclude that it is more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its deferred tax asset at December 31, 2011 and 2010.

At December 31, 2011, the Company has state net operating loss carryforwards aggregating $13.6 million, which expire through 2031 in various states. In addition, the Company has federal net operating loss carryforwards of $5.7 million at December 31, 2011, which expire through 2031. The Company also has additional federal net operating loss carryforwards of $775,000 at December 31, 2011 which is attributable to WFN and expires through 2020. Utilization of WFN’s federal net operating loss carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code.

The Company applied the “more-likely-than not” recognition threshold to all tax positions taken or expected to be taken in a tax return which resulted in no unrecognized tax benefits reflected in the financial statements as of December 31, 2011. The Company classifies interest and penalties that would accrue according to the provisions of relevant tax law as income taxes.

For federal and certain state and local jurisdictions, the 2008 through 2011 tax years remain open for examination by the taxing authorities. For other states the 2007 through 2011 tax years remain open for examination. The Company is currently under tax examinations by New York State for the years 2007 to 2009.

Note F - Stockholders’ Equity

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2011 and 2010, Siebert had net capital of approximately $17,814,000 and $20,352,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. During 2009, 2010 and 2011, the Company repurchased 16,790, 62,647 and 17,179 shares of common stock at an average price of $1.99, $2.10 and $1.68, respectively.

Note G - Options

The Company’s 2007 Long-Term Incentive Plan (the “Plan”) authorizes the grant of options to purchase up to an aggregate of 2,000,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall not be less than the fair market value on the date of grant. No option may be granted under the Plan after December 2017. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. At December 31, 2011, options for 1,700,000 shares of common stock are available for grant under the Plan.

A summary of the Company’s stock option transactions for the three years ended December 31, 2011 is presented below:

		2011		2010		2009

		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the year		1,503,200	$4.14	1,719,700	$4.00	1,767,200	$4.07
Forfeited		(275,000)	$5.33	(216,500)	$2.98	(47,500)	$6.91

Outstanding - end of year	(a)	1,228,200	$3.88	1,503,200	$4.14	1,719,700	$4.00

Fully vested at year end	(a)	1,228,200	$3.88

Exercisable at end of year	(a)	1,228,200	$3.88	1,498,200	$4.15	1,709,700	$4.00

(a)	Weighted average remaining contractual terms of one year and no aggregate intrinsic value.

As of December 31, 2011, there was no unrecognized compensation cost.

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

Note I - Commitments, Contingencies And Other

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2011, 2010 or 2009.

In a prior year, Siebert had been named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. Among other claims, the third amended complaint in the action asserted on behalf of a class of purchases in a public offering of $1,500,000,000, 6.75% Subordinated Notes due 2017 (the “Notes”), issued by Lehman Brothers Holdings, Inc., (“LBHI”) and certain smaller issuances of other securities that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933, and other applicable law in that relevant offering materials were false and misleading. Siebert had purchased $15 million of the Notes and $462,953 of other securities as an underwriter in the offerings. Siebert and other underwriters moved to dismiss the third amended complaint on various grounds. The Court granted in part and denied in part the motion by an order dated July 27, 2011. On November 3, 2011, Siebert and the plaintiffs class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. The settlement is subject to court approval. As of December 31, 2011, the Company had accrued a $1 million provision for loss to reflect the settlement. As certain defendants did not agree to a settlement, additional liability to the Company is possible. At present, the Company is uncertain as to the potential liability, if any, in connection with the non-settling defendants.

Note I - Commitments, Contingencies And Other (continued)

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business including individual actions related to various offerings of notes by LBHI. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company.

The Company rents discount retail brokerage and other office space under long-term operating leases expiring in various periods through 2013. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

Year Ending December 31,	Amount

2012	642,000
2013	68,000

$710,000

Rent expense, including escalations for operating costs, amounted to approximately $1,095,000, $1,274,000 and $1,279,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2011, 2010 and 2009.

Siebert is party to a Secured Demand Note Collateral Agreement with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. The secured demand note payable held by SBS and a related $1,200,000 receivable due from SBS are included in investments in and advances to equity investees in the accompanying consolidated statement of financial condition. Amounts that Siebert is obligated to lend under this arrangement are collateralized by cash equivalents of $1,532,000. Any amounts loaned will bear interest at 4% per annum and are repayable on August 31, 2013.

Note J - Summarized Quarterly Financial Data (Unaudited)

	2011				2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$5,503,000	$4,498,000	$5,857,000	$4,341,000	$4,313,000	$7,396,000	$3,742,000	$5,319,000
Net (loss) income	$(2,004,000)	$(1,790,000)	$(591,000)	$(994,000)	$(1,194,000)	$782,000	$(3,558,000)	$1,330,000
Earnings (loss) per share:
Basic	$(0.09)	$(0.08)	$(0.03)	$(0.04)	$(0.05)	$0.04	$(0.16)	$0.06
Diluted	$(0.09)	$(0.08)	$(0.03)	$(0.04)	$(0.05)	$0.04	$(0.16)	$0.06

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in members’ capital, changes in subordinated borrowings and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

New York, New York
February 28, 2012

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Financial Condition

	December 31,

	2011	2010

ASSETS
Cash and cash equivalents	$27,881,153	$19,859,779
Accounts receivable	218,522	2,478,545
Securities owned, at fair value		11,816,604
Due from broker	3,125
Receivable from affiliate	33,595	25,354
Secured demand note	1,200,000	1,200,000
Furniture, equipment and leasehold improvements, net	1,227,240	1,418,348
Other assets	839,561	942,464

	$31,403,196	$37,741,094

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to affiliate	$52,436	$93,627
Due to broker		505,605
Accounts payable and accrued expenses	6,652,981	15,989,159
Deferred rent	686,663	741,551

	7,392,080	17,329,942

Subordinated debt	7,200,000	1,200,000

Total liabilities	14,592,080	18,529,942

Members’ capital	16,811,116	19,211,152

	$31,403,196	$37,741,094

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Operations

	December 31,

	2011	2010	2009

Revenues:
Investment banking	$20,625,468	$41,275,623	$36,666,383
Trading profits	5,811,327	7,488,092	8,672,233
Interest and other	4,278	5,429	52,765

	26,441,073	48,769,144	45,391,381

Expenses:
Employee compensation and benefits	19,878,202	33,076,985	30,660,150
Clearing fees	142,648	194,957	235,091
Communications	940,907	880,792	772,021
Occupancy	1,065,030	1,020,409	757,778
Professional fees	623,415	680,673	344,838
Interest - related party	59,290	73,000	48,000
State and local income tax	120,907	435,187	225,363
General and administrative	3,593,466	4,035,029	3,599,343

	26,423,865	40,397,032	36,642,584

Net income	$17,208	$8,372,112	$8,748,797

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Members’ Capital

Balance - January 1, 2009	$12,055,310
Distributions to members	(3,140,888)
Net income	8,748,797

Balance - December 31, 2009	17,663,219
Distributions to members	(6,824,179)
Net income	8,372,112

Balance - December 31, 2010	19,211,152
Distributions to members	(2,417,244)
Net income	17,208

Balance - December 31, 2011	$16,811,116

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Subordinated Borrowings

Balance - January 1, 2009	$1,200,000
Borrowings
Repayments

Balance - December 31, 2009	1,200,000
Borrowings	10,000,000
Repayments	(10,000,000)

Balance - December 31, 2010	1,200,000
Borrowings	6,000,000
Repayments

Balance - December 31, 2011	$7,200,000

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Cash Flows

	December 31,

	2011	2010	2009

Cash flows from operating activities:
Net income	$17,208	$8,372,112	$8,748,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	256,161	237,045	99,962
Changes in:
Accounts receivable	2,260,023	(142,013)	(920,947)
Due to/from broker	(508,730)	1,948,895	2,324,508
Securities owned, at fair value	11,816,604	(11,816,604)	161,873
Other receivable		491,441
Other assets	102,903	107,658	(448,440)
Payable to (receivable from) affiliate	(49,432)	43,429	(97,690)
Accounts payable and accrued expenses	(9,336,178)	(623,750)	8,514,989
Deferred rent	(54,888)	250,110

Net cash provided by (used in) operating activities	4,503,671	(1,131,677)	18,383,052

Cash flows from investing activities:
Purchase of leasehold improvements and equipment	(65,053)	(381,046)	(1,175,059)

Cash flows from financing activities:
Distributions to members	(2,417,244)	(6,824,179)	(3,140,888)
Subordinated borrowings	6,000,000	10,000,000
Subordinated repayments		(10,000,000)

Net cash provided by (used in) financing activities	3,582,756	(6,824,179)	(3,140,888)

Net increase (decrease) in cash and cash equivalents	8,021,374	(8,336,902)	14,067,105
Cash and cash equivalents - beginning of year	19,859,779	28,196,681	14,129,576

Cash and cash equivalents - end of year	$27,881,153	$19,859,779	$28,196,681

Supplemental disclosures of cash flow information:
Taxes paid	$154,726	$404,483	$231,230
Interest paid	$48,000	$73,000	$48,000

Non-cash investing activity:
Receivable from landlord for reimbursement of leasehold improvements and corresponding deferred rent liability			$491,441

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2011, 2010 and 2009

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

[3]	Cash equivalents:

Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents, which are valued at fair value, consist of money market funds which amounted to $27,881,153 and $19,845,425 at December 31, 2011 and 2010, respectively.

[4]	Investments:

Security transactions are recorded on a trade-date basis. Securities owned are valued at fair value. The resulting realized and unrealized gains and losses are reflected as trading profits.

Dividends are recorded on the ex-dividend date, and interest income is recognized on an accrual basis.

[5]	Fair value:

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

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2011, 2010 and 2009

Note A - Organization and Summary of Significant Accounting Policies (CONTINUED)

The classification of financial instruments valued at fair value as of December 31, 2011 and 2010 is as follows:

	December 31, 2011

	Level 1	Level 2	Total

Cash equivalents	$27,881,153		$27,881,153

	December 31, 2010

	Level 1	Level 2	Total

Cash equivalents	$19,845,425		$19,845,425
Municipal bonds		$11,816,604	$11,816,604

Municipal bonds are valued based on prices obtained from pricing sources, which derive values from observable inputs.

[6]	Furniture, equipment and leasehold improvements, net:

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

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2011, 2010 and 2009

Note B - Subordinated Borrowings and Secured Demand Note Receivable

The subordinated debt consists of the following:

	December 31,

	2011	2010

Payable to member (a)	$1,200,000	$1,200,000
Payable to clearing broker (b)	6,000,000

	$7,200,000	$1,200,000

(a)

Consists of a Secured Demand Note Collateral Agreement payable to Muriel Siebert & Co., Inc. (“Siebert”), a member of the Company, in the amount of $1,200,000 bearing 4% interest and due August 31, 2013. On November 1, 2010, the Company entered into a temporary subordinated loan agreement with Siebert in the amount of $10,000,000 bearing interest at 2% and maturing on December 15, 2010. The note was repaid in December 2010. Interest expense paid to Siebert for each of the years ended December 31, 2011, 2010 and 2009 amounted to $48,000, $73,000 and $48,000, respectively.

(b)

On December 14, 2011, the Company entered into a temporary subordinated loan agreement with National Financial Services, its clearing broker, in the amount of $6,000,000, bearing interest at the federal funds rate plus 4% (4.04% at December 31, 2011) and maturing January 27, 2012. The note was repaid on January 27, 2012. Interest expense accrued in 2011 amounted to approximately $11,000.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule. To the extent that such borrowing is required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,538,000 at December 31, 2011 and $1,536,000 at December 31, 2010. Interest earned on the collateral paid by Siebert to SBS amounted to approximately $2,500, $3,500 and $10,000 in 2011, 2010 and 2009, respectively.

Note C - Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment, and leasehold improvements consist of the following:

	December 31,

	2011	2010

Equipment	$821,463	$788,635
Furniture and leasehold improvements	1,623,513	1,591,288

	2,444,976	2,379,923
Less accumulated depreciation and amortization	1,217,736	961,575

	$1,227,240	$1,418,348

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2011, 2010 and 2009

Note D - Net Capital

The Company is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2011 and 2010, the Company had net capital of $21,353,097 and $16,842,830, respectively, which was $20,860,291 and $15,721,207, respectively, in excess of its required net capital and its ratio of aggregate indebtedness to net capital was 0.35 and 1.00 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

Note E - Commitments

The Company rents office space under long-term operating leases expiring through 2020. These leases call for base rent plus escalations for property taxes and other operating expenses. Future minimum base rent under these operating leases as of December 31, 2011 are as follows:

Year Ending	Amount

2012	$908,000
2013	806,000
2014	661,000
2015	564,000
2016	479,000
Thereafter	1,497,000

$4,915,000

Rent expense including taxes and operating expenses for 2011, 2010 and 2009 amounted to $1,065,030, $1,020,409 and $757,778, respectively.

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

Rent expense is being charged to operations on a straight-line basis resulting in a deferred rent liability which, together with the deferred rent discussed above, amounted to $686,663 at December 31, 2011 and $741,551 at December 31, 2010.

Note F - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,

	2011	2010

Accounts payable	$1,488,400	$184,934
Accrued bonus and other employee compensation	5,037,575	15,341,035
Other accrued expenses	127,006	463,190

	$6,652,981	$15,989,159

Note G - Other

During each of 2011, 2010 and 2009, the Company was charged $75,000 by Siebert for general and administrative services.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair, Chief Executive Officer and President

Date:	March 30, 2012

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Muriel F. Siebert	Chair, Chief Executive Officer, President and Director	March 30, 2012

Muriel F. Siebert	(principal executive officer)

/s/ Jeanne Rosendale	Executive Vice President	March 30, 2012

Jeanne Rosendale	and General Counsel

/s/ Joseph M. Ramos, Jr.	Chief Financial Officer	March 30, 2012

Joseph M. Ramos, Jr.	and Assistant Secretary (principal financial and accounting officer)

/s/ Patricia L. Francy	Director	March 30, 2012

Patricia L. Francy

/s/ Leonard M. Leiman	Director	March 30, 2012

Leonard M. Leiman

/s/ Jane H. Macon	Director	March 30, 2012

Jane H. Macon

/s/ Robert P. Mazzarella	Director	March 30, 2012

Robert P. Mazzarella

/s/ Nancy Peterson Hearn	Director	March 30, 2012

Nancy Peterson Hearn

EXHIBIT INDEX

Exhibit No.		Description Of Document

2.1

Plan and Agreement of Merger between J. Michaels, Inc. (“JMI”) and Muriel Siebert Capital Markets Group, Inc. (“MSCMG”), dated as of April 24, 1996 (“Merger Agreement”) (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

	2.2	Amendment No. 1 to Merger Agreement, dated as of June 28, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

	2.3	Amendment No. 2 to Merger Agreement, dated as of September 30, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

	2.4	Amendment No. 3 to Merger Agreement, dated as of November 7, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

3.1

Certificate of Incorporation of Siebert Financial Corp., formerly known as J. Michaels, Inc. originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

3.2

By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S- 1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998)

	10.1**	Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

	10.2**	Siebert Financial Corp. 1997 Stock Option Plan (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.3

Siebert, Brandford, Shank & Co., LLC Operating Agreement, among Siebert, Brandford, Shank & Co., L.L.C., Muriel Siebert & Co., Inc., Napoleon Brandford III and Suzanne F. Shank, dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.4

Services Agreement, between Siebert, Brandford, Shank & Co., L.L.C. and Muriel Siebert & Co., Inc., dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.5

Operating Agreement of SBS Financial Products Company, LLC, dated effective as of April 19, 2005, by and among Siebert Financial Corp., Napoleon Brandford III and Suzanne Shank. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2005)

10.6**

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

	21	Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001)

	23	Consent of Independent Auditors

	31.1	Certification of Muriel F. Siebert pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Joseph M. Ramos, Jr. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

	32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002

*

Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended.

**	Management contract or compensatory plan or arrangement.