Form 10-Q
period 2012-03-31
SIEBERT FINANCIAL CORP
filed 2012-05-15
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to ___________________________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 20, 2012, there were 22,101,535 shares of Common Stock, par value $.01 per share outstanding.

          Unless the context otherwise requires, the “Company” shall mean Siebert Financial Corp. and its wholly owned subsidiaries and “Siebert” shall mean Muriel Siebert & Co., Inc., a wholly owned subsidiary of the Company.

          Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this report, as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not statements of historical or current fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause our actual results to be materially different from our historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions; changes and prospects for changes in interest rates; fluctuations in volume and prices of securities; demand for brokerage and investment banking services; competition within and without the discount brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering greater discounts on commissions than we do; the prevalence of a flat fee environment; decline in participation in corporate or municipal finance underwritings; limited trading opportunities; the method of placing trades by our customers; computer and telephone system failures; our level of spending on advertising and promotion; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in us involves various risks, including those mentioned above and those which are detailed from time to time in our Securities and Exchange Commission filings.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2012 (unaudited)	December 31, 2011

ASSETS
Cash and cash equivalents	$20,545,000	$21,167,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	1,619,000	1,033,000
Securities owned, at fair value	264,000	250,000
Furniture, equipment and leasehold improvements, net	805,000	757,000
Investment in and advances to affiliates	8,509,000	8,619,000
Prepaid expenses and other assets	930,000	827,000
Intangibles, net	635,000	638,000

	$34,839,000	$34,823,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:

Accounts payable and accrued liabilities	2,996,000	3,599,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, and 22,101,649 and 22,105,499 shares outstanding at March 31, 2012 and December 31, 2011, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	16,855,000	16,230,000
Less: 1,110,197 and 1,106,347 shares of treasury stock, at cost at March 31, 2012 and December 31, 2011, respectively	(4,734,000)	(4,728,000)

	31,843,000	31,224,000

	$34,839,000	$34,823,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,

	2012	2011

Revenues:
Commissions and fees	$5,158,000	$3,945,000
Investment banking	509,000	1,172,000
Trading profits	863,000	377,000
Interest and dividends	23,000	9,000

	6,553,000	5,503,000

Expenses:
Employee compensation and benefits	2,489,000	2,462,000
Clearing fees, including floor brokerage	967,000	924,000
Professional fees	790,000	1,413,000
Advertising and promotion	138,000	100,000
Communications	488,000	557,000
Occupancy	251,000	271,000
Other general and administrative	639,000	685,000

	5,762,000	6,412,000

Loss from equity investees	(154,000)	(1,084,000)

Income (loss) before income taxes	637,000	(1,993,000)

Income tax provision	12,000	11,000

Net income (loss)	$625,000	$(2,004,000)

Net income (loss) per share of common stock - Basic and Diluted	$.03	$(.09)
Weighted average shares outstanding - Basic and Diluted	22,103,495	22,121,188

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2012	2011

Cash flows from operating activities:
Net income (loss)	$625,000	$(2,004,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	109,000	132,000
Loss from equity investees	154,000	1,084,000
Distribution from equity investees	2,000	479,000
Stock based compensation	—	2,000
Changes in:
Securities owned, at fair value	(14,000)	(15,000)
Receivable from brokers	(586,000)	(273,000)
Income tax refund receivable	—	358,000
Prepaid expenses and other assets	(103,000)	(214,000)
Accounts payable and accrued liabilities	(603,000)	820,000

Net cash (used in) provided by operating activities	(416,000)	369,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(154,000)	(3,000)
(Payment) collection of advances made to equity investees	(46,000)	47,000

Net cash (used in) provided by investing activities	(200,000)	44,000

Cash flows from financing activities:
Purchase of treasury shares	(6,000)	(7,000)

Net cash used in financing activities	(6,000)	(7,000)

Net (decrease) increase in cash and cash equivalents	(622,000)	406,000
Cash and cash equivalents - beginning of period	21,167,000	22,646,000

Cash and cash equivalents - end of period	$20,545,000	$23,052,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$12,000	$11,000

See notes to condensed consolidated financial statements

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2012 and 2011
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2011 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Because of the nature of the Company’s business, the results of operations for the three months ended March 31, 2012 are not necessarily indicative of operating results for the full year.

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

The classification of financial instruments valued at fair value at March 31, 2012 is as follows:

Financial Instruments	Level 1	Total

Cash equivalents	$19,831,000	$19,831,000

Securities	264,000	264,000

	$20,095,000	$20,095,000

Securities include common stock of $264,000 at March 31, 2012, valued on the last business day of the period at the last available reported sales price on the primary securities exchange (Level 1).

In May 2011, the Financial Accounting Standards Board issued guidance to expand disclosures for Level 3 measurements based on unobservable inputs. The Company adopted this standard in January 2012. The adoption of this standard did not have a material impact on the Company’s disclosures.

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. There were no dilutive options for the three months ended March 31, 2012. Accordingly, basic and diluted income per share are the same for the period. The Company incurred a net loss for the three months ended March 31, 2011. Accordingly, basic and diluted net loss per common share are the same for such period as the effect of stock options is anti-dilutive. Shares underlying stock options not included in the diluted computation amounted to 1,228,200 in 2012 and 2011.

5.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of March 31, 2012, Siebert had net capital of approximately $18,477,000 as compared with net capital requirements of $250,000.

6.	Revenue:

Commissions and fees earned on customer trades together with related clearing expenses are recorded on a trade-date basis. Fees, consisting principally of revenue participation with the Company’s clearing broker in distribution fees, and interest are recorded as earned.

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

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. The Company purchased 3,850 shares at an average price of $1.65 in the first quarter of 2012.

8.	Investment in and advances to affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income or loss from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

Summarized financial data of SBS is set forth below.

	March 31,	March 31,
	2012	2011

Total assets, including secured demand note of $1,200,000 due from Siebert	$32,782,000
Total liabilities, including subordinated liabilities of
$1,200,000 due to Siebert	16,269,000
Total members’ capital	16,512,000
Regulatory minimum net capital requirement	257,000
Total revenues	5,626,000	$3,945,000
Net loss	(299,000)	(2,170,000)

Siebert charged SBS $19,000 for each of the three months ended March 31, 2012 and 2011, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net loss for the three months ended March 31, 2012 and 2011, amounted to $146,000 and $1.1 million, respectively.

Siebert received no distributions from SBS during the three months ended March 31, 2012, and Siebert’s share of undistributed earnings from SBS amounted to $7.7 million at March 31, 2012. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory net capital requirements.

SBS Financial Products Company, LLC (“SBSFPC”)

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in, SBSFPC which engages in derivatives transactions related to the municipal underwriting business. Income and loss from SBSFPC is considered to be integral to the Company’s operations and material to the results of operations.

Summarized financial data of SBSFPC is set forth below.

	March 31, 2012	March 31, 2011

Total assets	$224,573,000
Total liabilities	223,630,000
Total members’ capital	943,000
Total revenues	21,000	$(12,000	)*
Net loss	(25,000)	(63,000)

*Negative balance was attributable to unrealized loss on derivative contracts.

The Company’s share of net loss for the three months ended March 31, 2012 and 2011 amounted to $8,000 and $21,000, respectively.

At March 31, 2012, the Company had received cumulative distributions of $86,000 in excess of cumulative earnings from SBSFPC. The Company received a distribution from SBSFPC of $2,000 during the three months ended March 31, 2012.

9.	Contingent Liabilities:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months ended March 31, 2012 and 2011.

In a prior year, Siebert had been named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. Among other claims, the third amended complaint in the action asserted on behalf of a class of purchases in a public offering of $1,500,000,000, 6.75% Subordinated Notes due 2017 (the “Notes”), issued by Lehman Brothers Holdings, Inc., (“LBHI”) and certain smaller issuances of other securities that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933, and other applicable law in that relevant offering materials were false and misleading. Siebert had purchased $15 million of the Notes and $462,953 of other securities as an underwriter in the offerings. Siebert and other underwriters moved to dismiss the third amended complaint on various grounds. The Court granted in part and denied in part the motion by and order dated July 27, 2011. On November 3, 2011, Siebert and the plaintiffs class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. The settlement is subject to court approval. The hearing to approve the settlement is scheduled to be heard on June 21, 2012. As of December 31, 2011, the Company had accrued a $1 million provision for loss to reflect the settlement which it paid during the first quarter of 2012 into an escrow account. As certain defendants did not agree to a settlement, additional liability to the Company is possible. At present, the Company is uncertain as to the potential liability, if any, in connection with the non-settling defendants.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business including actions related to various offering of notes by LBHI. In the opinion of management all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company.

10.	Income taxes:

There is no provision for other income taxes for the three months ended March 31, 2012, because the Company utilized its net operating carry forward for which no benefit was previously recognized. Due to cumulative losses incurred by the Company and its subsidiaries during the prior three years, the Company has concluded that it is not more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its net deferred tax asset at March 31, 2012, which amounted to $3,997,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and our unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. However the market has improved in the first quarter of 2012 and consequently so have our revenues. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. had a loss for the current period of approximately $299,000. This resulted in a loss to the Company of $146,000 for the current three month period. Our expenses include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operations and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of March 31, 2012 and 2011 and for the three months ended March 31, 2012 and 2011, respectively, which we use in evaluating our business.

	For the Three Months ended March 31,
Retail Customer Activity:	2012	2011

Total retail trades:	103,123	114,029
Average commission per retail trade:	$31.75	$21.72

	As of March 31,
Retail customer balances:	2012	2011
Retail customer net worth (in billions):	$6.8	$7.0
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in millions):	$237.0	$237.6
Retail customer accounts with positions:	44,003	48,639

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

Recent Developments

          On January 22, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company purchased 3,850 shares at an average price of $1.65 in the first quarter of 2012.

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

Results of Operations

We had net income of $625,000 and a net loss of $2.0 million for the three months ended March 31, 2012 and 2011, respectively.

Total revenues for the three months ended March 31, 2012 were $6.6 million, an increase of $1.1 million or 19.1% from the same period in 2011.

          Commission and fee income for the three months ended March 31, 2012 was $5.2 million, an increase of $1.2 million or 30.8% from the same period in 2011 primarily due to an increase in average commissions charged per trade as a result of an increase in retail options trading as well as an increase in fees from margin debits due to higher average margin debit balances. Additionally, there was an increase in our institutional trading commissions and our commission recapture operations.

          Investment banking revenues for the three months ended March 31, 2012 were $509,000, a decrease of $663,000 or 56.6% from the same period in 2011 primarily due to our participation in fewer new issues in the equity and debt markets.

          Trading profits were $863,000 for the three months ended March 31, 2012, an increase of $486,000 or 128.9% from the same period in 2011 primarily due to an overall increase in customer trading volume in the debt markets.

Interest and dividends for the three months ended March 31, 2012 were $23,000, an increase of $14,000 or 155.6% from the same period in 2011 primarily due to improved yields on money market balances.

Total expenses for the three months ended March 31, 2012 were $5.8 million, a decrease of $650,000 or 10.1% from the same period in 2011.

          Employee compensation and benefit costs for the three months ended March 31, 2012 were $2.5 million, an increase of $27,000 or 1.1% from the same period in 2011 due to an increase in commissions paid based on production in the capital markets and retail operations offset by a decrease in compensation due to a reduction in headcount for registered representatives.

          Clearing and floor brokerage costs for the three months ended March 31, 2012 were $967,000, an increase of $43,000 or 4.7% from the same period in 2011 despite an overall decrease in retail trading volume. The increase in costs reflected a higher volume of retail options trading which costs more to clear as well as an increase in execution charges for institutional equity and debt customers.

          Professional fees were $790,000 for the three months ended March 31, 2012, a decrease of $623,000, or 44.1% from the same period in 2011 primarily due to a decrease in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the three months ended March 31, 2012 were $138,000, an increase of $38,000 or 38.0% from the same period in 2011 due to an increase in print advertising, brochures and direct mailing to our retail customer base.

          Communications expense for the three months ended March 31, 2012 was $488,000, a decrease of $69,000 or 12.4% from the same period in 2011 primarily due to a decrease in Bloomberg devices due to fewer employees in the Institutional Trading department and the result of the closing of our Surfside and Naples branches in Florida during the fourth quarter of 2011.

          Occupancy costs for the three months ended March 31, 2012 were $251,000, a decrease of $20,000 or 7.4% from the same period in 2011 due to the closing of our branches in Surfside and Naples in Florida during the fourth quarter of 2011.

          Other general and administrative expenses were $639,000, a decrease of $46,000 or 6.7% from the same period in 2011 due to a decrease in depreciation, printing and travel and entertainment offset by increases in registration and placement fees.

          Loss from Siebert’s equity investment in Siebert, Brandford, Shank & Co., L.L.C., an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended March 31, 2012 was $146,000, compared to a loss of $1.1 million from the same period in 2011. SBS serves as an underwriter for municipal bond offerings. This loss was due to SBS participating in fewer managed and co-managed transactions. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”), for the three months ended March 31, 2012 was $8,000 as compared to a loss of $21,000 from the same period in 2011. These losses in 2012 and 2011 were due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The income tax provision for the three months ended March 31, 2012 and 2011 was $12,000 and $11,000, respectively, representing various minimum state income taxes. There is no provision for other income taxes for the three months ended March 31, 2012 because the Company utilized its net operating loss carry forward for which no benefit was previously recognized. No tax benefit related to the pre-tax loss was recorded for the three months ended March 31, 2011 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at March 31, 2012 were $35 million. As of that date, $22 million, or 64%, of our total assets were regarded by us as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2012, Siebert’s regulatory net capital was $18.5 million, $18.2 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company purchased 3,850 shares at an average price of $1.65 in the first quarter of 2012.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of March 31, 2012. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2013 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions as of March 31, 2012.

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

Item 1A. Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions.

We purchased 3,850 shares at an average price of $1.65 in the first quarter of 2012.

A summary of our repurchase activity for the three months ended March 31, 2012 is as follows:

Issuer Purchases Of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs

January 2012	1,401	$1.52	110,165	189,835

February 2012	1,471	$1.64	111,636	188,364

March 2012	978	$1.83	112,614	187,386

Total	3,850	$1.65	112,614	187,386

Item 6. Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: May 15, 2012

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 15, 2012