Form 10-K/A
period 2011-12-31
SIEBERT FINANCIAL CORP
filed 2012-06-12
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Siebert Financial Corp. (the “Company”) for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 30, 2012 (the “Original Report”). This Amendment is being filed solely to add the conformed name and signature of the Company’s independent registered public accounting firm to the Report of Independent Registered Public Accounting Firm to the Board of Managers of Siebert, Brandford, Shank & Co., L.L.C. on page F-15 of the Original Report as filed on EDGAR. The original signature of the Company’s independent registered public accounting firm was received as of the date of its report and is maintained in the Company’s files. In addition, the Company has amended Item 15 of Part IV to reflect the filing of currently dated certifications. No other changes are being made by means of this filing. This Amendment speaks as of the filing date of the Original Report and does not modify or update any other disclosures subsequent to the date of the Original Report.

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

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair, Chief Executive Officer and President

Date:	June 12, 2012

EXHIBIT INDEX

Exhibit No.		Description Of Document

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