Form 10-Q
period 2012-06-30
SIEBERT FINANCIAL CORP
filed 2012-08-14
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________________ to________________________________

Commission file number 0-5703
Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 3, 2012, there were 22,101,098 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2012 (Unaudited)	December 31, 2011

ASSETS
Cash and cash equivalents	$21,402,000	$21,167,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	1,440,000	1,033,000
Securities owned, at fair value	231,000	250,000
Furniture, equipment and leasehold improvements, net	297,000	757,000
Investment in and advances to affiliates	9,246,000	8,619,000
Prepaid expenses and other assets	778,000	827,000
Intangibles, net	633,000	638,000

	$35,559,000	$34,823,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$3,270,000	$3,599,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, and 22,101,197 and 22,105,499 shares outstanding at June 30, 2012 and December 31, 2011, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	17,302,000	16,230,000
Less: 1,110,649 and 1,106,347 shares of treasury stock, at cost at June 30, 2012 and December 31, 2011, respectively	(4,735,000)	(4,728,000)

	32,289,000	31,224,000

	$35,559,000	$34,823,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Revenues:
Commissions and fees	$3,879,000	$3,539,000	$9,037,000	$7,484,000
Investment banking	1,198,000	406,000	1,707,000	1,578,000
Trading profits	531,000	526,000	1,394,000	903,000
Interest and dividends	17,000	27,000	40,000	36,000

	5,625,000	4,498,000	12,178,000	10,001,000

Expenses:
Employee compensation and benefits	2,631,000	2,380,000	5,120,000	4,842,000
Clearing fees, including floor brokerage	667,000	690,000	1,634,000	1,614,000
Professional fees	820,000	1,400,000	1,610,000	2,813,000
Advertising and promotion	89,000	93,000	227,000	193,000
Communications	498,000	527,000	986,000	1,084,000
Occupancy	226,000	272,000	477,000	543,000
Write off of software development costs	433,000		433,000
Other general and administrative	610,000	633,000	1,249,000	1,318,000

	5,974,000	5,995,000	11,736,000	12,407,000

Income (loss) from equity investees	839,000	(292,000)	685,000	(1,376,000)

Income (loss) before income taxes	490,000	(1,789,000)	1,127,000	(3,782,000)

Income tax provision	43,000	1,000	55,000	12,000

Net income (loss)	$447,000	$(1,790,000)	$1,072,000	$(3,794,000)

Net income (loss) per share of common stock - Basic and Diluted	$.02	$(.08)	$.05	$(.17)
Weighted average shares outstanding - Basic and Diluted	22,101,308	22,118,162	22,102,402	22,119,667

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2012	2011

Cash flows from operating activities:
Net income (loss)	$1,072,000	$(3,794,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	219,000	264,000
Write off of software development costs	433,000
(Income) loss from equity investees	(685,000)	1,376,000
Distribution from equity investees	83,000	1,185,000
Stock based compensation	—	4,000
Changes in:
Securities owned, at fair value	19,000	(3,000)
Receivable from brokers	(407,000)	469,000
Prepaid expenses and other assets	49,000	55,000
Income tax refund receivable	—	507,000
Accounts payable and accrued liabilities	(329,000)	86,000

Net cash provided by operating activities	454,000	149,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(187,000)	(11,000)
(Payment) collection of advances made to equity investees	(25,000)	3,000

Net cash used in investing activities	(212,000)	(8,000)

Cash flows from financing activities:
Purchase of treasury shares	(7,000)	(13,000)

Net cash used in financing activities	(7,000)	(13,000)

Net increase in cash and cash equivalents	235,000	128,000

Cash and cash equivalents - beginning of period	21,167,000	22,646,000

Cash and cash equivalents - end of period	$21,402,000	$22,774,000

Supplemental cash flow disclosures:
Cash (received) paid for:
Income taxes, net	$15,000	$(138,000)

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2012 and 2011
(Unaudited)

1.	Organization and Basis of Presentation:

The consolidated financial statements include the accounts of Siebert Financial Corp. (the “Company”) and its wholly owned subsidiaries Muriel Siebert & Co., Inc. (“Siebert”) and Siebert Women’s Financial Network, Inc. (“WFN”). All material intercompany balances and transactions have been eliminated. Investment in two entities in which the Company has ownership interests of 49% and 33.33%, respectively, are accounted for by the equity method and included in investment in and advances to affiliates in the consolidated statement of financial condition.

The condensed consolidated financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2011 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011. Because of the nature of the Company’s business, the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of operating results for the full year.

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

The classification of financial instruments valued at fair value at June 30, 2012 is as follows:

Financial Instruments	Level 1	Total

Cash equivalents	$20,743,000	$20,743,000
Securities	231,000	231,000

	$20,974,000	$20,974,000

Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange (Level 1).

In May 2011, the Financial Accounting Standards Board issued guidance to expand disclosures for Level 3 measurements based on unobservable inputs. The Company adopted this standard in January 2012. The adoption of this standard did not have any impact on the Company’s disclosures.

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. There were no dilutive options for the three and six months ended June 30, 2012. Accordingly, basic and diluted income per share are the same for each period. The Company incurred a net loss for the three and six months ended June 30, 2011. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares underlying stock options not included in the diluted computation amounted to 478,200 at June 30, 2012 and 1,228,200 at June 30, 2011.

5.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of June 30, 2012, Siebert had net capital of approximately $18,440,000 as compared with net capital requirements of $250,000.

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

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the six months ended June 30, 2012, the Company purchased 4,302 shares at an average price of $1.67.

A summary of the Company’s stock option transactions for the six months ended June 30, 2012 is presented below:

	Shares		Weighted Average Exercise Price

Outstanding – January 1, 2012	1,228,200		$3.88

Expired	(750,000)		$4.30

Outstanding – June 30, 2012	478,200	(a)	$3.21

(a) Shares are fully vested and exercisable.

As of June 30, 2012, there was no unrecognized compensation cost.

8.	Investment In and Advances to Affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income or loss from SBS is considered to be integral to Siebert’s operations and material to its results of operations.

Summarized financial data of SBS is set forth below.

	June 30, 2012	June 30, 2011

Total assets, including secured demand note of $1,200,000 due from Siebert	$30,370,000
Total liabilities, including subordinated liabilities of $1,200,000 due to Siebert	12,291,000
Total members’ capital	18,079,000
Regulatory minimum net capital requirement	250,000
Six months ended:
Total revenues	$14,054,000	$8,749,000
Net income (loss)	1,432,000	(2,784,000)
Three months ended:
Total revenues	8,428,000	4,804,000
Net income (loss)	1,730,000	(614,000)

Siebert charged SBS $38,000 for each of the six months ended June 30, 2012 and 2011, and $19,000 for each of the three months ended June 30, 2012 and 2011, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net income (loss) for the three months ended June 30, 2012 and 2011 amounted to $847,000 and $(301,000), respectively, and for the six months ended June 30, 2012 and 2011 amounted to $701,000 and $(1.4) million, respectively.

Siebert received a distribution from SBS of $81,000 during the six months ended June 30, 2012, and Siebert’s share of undistributed earnings from SBS amounted to $8.5 million at June 30, 2012. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement among Siebert and the principals of SBS and SBS’s continued compliance with its regulatory and net capital requirements.

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

Summarized financial data of SBSFPC is set forth below.

	June 30, 2012	June 30, 2011

Total assets	$174,675,000
Total liabilities	173,756,000
Total members’ capital	919,000
Six months ended:
Total revenues	51,000	62,000
Net loss	(48,000)	(34,000)
Three months ended:
Total revenues	30,000	74,000
Net (loss) income	(23,000)	29,000

The Company’s share of net (loss) income of SBSFPC for the three months ended June 30, 2012 and 2011 amounted to $(8,000) and $10,000, respectively. The Company’s share of net (loss) for the six months ended June 30, 2012 and 2011 amounted to $(16,000) and $(11,000), respectively.

At June 30, 2012, SBSFPC had cumulative distributions in excess of cumulative earnings in the amount of $281,000, of which the Company’s share was $94,000. The Company received a distribution from SBSFPC of $2,000 during the six months ended June 30, 2012.

9.	Contingent Liabilities:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the six months ended June 30, 2012 and 2011.

In 2009, Siebert was named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. The complaint was brought on behalf of a class of purchasers in a public offering by Lehman Brothers Holdings, Inc. (“LBHI”) of $1,500,000,000 of 6.75% Subordinated Notes due 2017 (the “Notes”) and certain smaller issuances of other securities. The complaint asserted that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933 in that relevant offering materials were false and misleading. Siebert had agreed to purchase $15 million of the Notes and $462,953 of the other securities as an underwriter in the offerings. Siebert and the plaintiffs class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. The settlement was accrued as of December 31, 2011, paid into an escrow account during the first quarter of 2012 and approved by the court on May 2, 2012. As certain plaintiffs opted out of the class action or have brought claims involving other securities, additional liability to the Company is possible. At present, the Company is uncertain as to the potential liability, if any, in connection with the other potential plantiffs.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business including actions related to various offering of notes by LBHI referred to above. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company.

Siebert is party to a Secured Demand Note Collateral Agreement, as amended on July 27, 2012, with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. The secured demand note payable held by SBS and a related $1,200,000 receivable due from SBS are included in investments in and advances to equity investees in the accompanying consolidated statement of financial condition. Amounts that Siebert is obligated to lend under this arrangement are collateralized by cash equivalents of $1,532,000. Any amounts loaned will bear interest at 4% per annum and are repayable on August 31, 2014.

10.	Income Taxes:

Income tax provision for the three months ended June 30, 2012 and 2011 represented various minimum state income taxes. There is no provision for other income taxes for the three months and the six months ended June 30, 2012, because the Company utilized its net operating loss carry forward for which no benefit was previously recognized. Due to cumulative losses incurred by the Company and its subsidiaries during the prior three years, the Company has concluded that it is more likely than not that it will not realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its net deferred tax asset at June 30, 2012, which amounted to $3,791,000.

11.	Impairment of fixed assets:

Effective June 30, 2012, the Company discontinued its relationship with a software vendor, which had developed and maintained one of its two websites. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000 relating to the discontinued website. Effective July 1, 2012, such services for the remaining website will be provided by the Company’s clearing broker .

12.	Significant customer:

During each of the three and six months ended June 30, 2012, commission income earned from one customer accounted for approximately 19% of total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. However, the stock market has improved in the six months ended June 30, 2012 and consequently so have our revenues. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”) had income for the current six months period of approximately $1.4 million as a result of industry volumes increasing in the current period this year as compared to a loss of $2.8 million for the same period last year due to municipalities struggling with the fiscal crisis, concerns about defaults at the state and local level and the expiration of the Build America Bonds program in 2011. This increase in SBS’s income resulted in income to the Company of $701,000 for the current six month period. Our expenses include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operation and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of June 30, 2012 and 2011 and for the three and six months ended June 30, 2012 and 2011, respectively, which we use in evaluating our business.

	For the Three Months ended June 30,		For the Six Months ended June 30,
Retail Customer Activity:	2012	2011	2012	2011

Total retail trades:	86,096	102,202	189,219	216,231
Average commission per retail trade:	$30.16	$20.72	$31.03	$21.25

	As of June 30,

Retail customer balances:	2012	2011

Retail customer net worth (in billions):	$6.5	$6.8
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in millions):	$221.6	$232.0
Retail customer accounts with positions:	42,934	45,994

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debits balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

Recent Developments

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. During the six months ended June 30, 2012, the Company purchased 4,302 shares at an average price of $1.67.

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

Results of Operations

          We had net income of $447,000 and $1,072,000 for the three months and six months ended June 30, 2012, respectively.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

          Total revenues for the three months ended June 30, 2012 were $5.6 million, an increase of $1.1 million or 25.0% from the same period in 2011.

          Commission and fee income for the three months ended June 30, 2012 was $3.9 million, an increase of $340,000 or 9.6% from the same period in 2011 primarily due to an increase in average commissions charged per trade as a result of an increase in retail options trading by one customer, which accounted for approximately 26% of total commissions and fees, as well as an increase in our commission recapture operations offset by a decrease in institutional trading commissions.

          Investment banking revenues for the three months ended June 30, 2012 were $1.2 million, an increase of $792,000 or 195.1% from the same period in 2011 due to our participation in larger new issues in the equity capital markets.

          Trading profits were $531,000 for the three months ended June 30, 2012, an increase of $5,000 or 1.0% from the same period in 2011 due to an overall increase in trading volume primarily in the debt markets.

          Interest and dividends for the three months ended June 30, 2012 were $17,000, a decrease of $10,000 or 37.0% from the same period in 2011 primarily due to lower yields.

          Total expenses for each of the three months ended June 30, 2012 and 2011 were $6.0 million.

          Employee compensation and benefit costs for the three months ended June 30, 2012 were $2.6 million, an increase $251,000 or 10.6% from the same period in 2011 due to an increase in commissions paid based on production in the capital markets and retail operations offset by a decrease in compensation due to a reduction in headcount for registered representatives.

          Clearing and floor brokerage costs for the three months ended June 30, 2012 were $667,000, a decrease of $23,000 or 3.3% from the same period in 2011 due to an overall decrease in retail trading offset by higher clearing costs for increased retail options trading volume, which costs more to clear. Additionally, the decrease in execution charges for institutional trading was offset by an increase in clearing charges for our commission recapture operations.

          Professional fees for the three months ended June 30, 2012, were $820,000, a decrease of $580,000 or 41.4% from the same period in 2011 primarily due to a decrease in legal fees relating to a dispute with a former employee offset by increases in consulting fees relating to our Information Technology department.

          Advertising and promotion expenses for the three months ended June 30, 2012 were $89,000, a decrease of $4,000 or 4.3% from the same period in 2011 due to a decrease in public relations costs.

          Communications expense for the three months ended June 30, 2012, was $498,000, a decrease of $29,000 or 5.5% from the same period in 2011 primarily due to a decrease in Bloomberg devices due to fewer employees in the Institutional Trading department and the result of the closing of our Surfside and Naples branches in Florida during the fourth quarter of 2011.

          Occupancy costs for the three months ended June 30, 2012 were $226,000, a decrease of $46,000 or 16.9% from the same period in 2011 due to the closing of our Surfside and Naples branches in Florida during the fourth quarter of 2011.

          Write off of software development costs of $433,000 was due to the Company’s discontinuation of its relationship with a software vendor on June 30, 2012, which had developed and maintained its website. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000. Effective July 1, 2012, such services will be provided by our clearing broker.

          Other general and administrative expenses for the three months ended June 30, 2012 were $610,000, a decrease of $23,000 or 3.6% from the same period in 2011 due to a decrease in depreciation, training, subscriptions and data storage costs.

          Income from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for the three months ended June 30, 2012, was $847,000, compared to a loss of $301,000 from the same period in 2011 due to SBS participating in more senior managed or co-managed transactions. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33.33% equity interest (“SBSFPC”) for the three months ended June 30, 2012, was $8,000 as compared to income of $10,000 for the same period in 2011. The losses in 2012 and 2011 were due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax provision for the three months ended June 30, 2012 and 2011 was $43,000 and $1,000, respectively, representing various minimum state income taxes. There is no provision for other income taxes for the three months ended June 30, 2012 because the Company utilized its net operating loss carry forward for which no benefit was previously recognized. No tax benefit related to the pre-tax loss was recorded for the three months ended June 30, 2011 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

          Total revenues for the six months ended June 30, 2012 were $12.2 million, an increase of $2.2 million or 21.8% from the same period in 2011.

          Commission and fee income for the six months ended June 30, 2012 was $9.0 million, an increase of $1.6 million or 20.8% from the same period in 2011 primarily due to an increase in average commissions charged per trade as a result of an increase in retail options trading by one customer, which accounted for approximately 26% of total commission and fees, as well as an increase in our institutional trading commissions and our commission recapture operations.

          Investment banking revenues for the six months ended June 30, 2012 were $1.7 million, an increase of $129,000 or 8.2% from the same period in 2011 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits were $1.4 million for the six months ended June 30, 2012, an increase of $491,000 or 54.4% from the same period in 2011 due to an overall increase in customer trading volume in the debt markets.

          Interest and dividends for the six months ended June 30, 2012 were $40,000, an increase of $4,000 or 1.1% from the same period in 2011 primarily due to higher cash balances.

          Total expenses for the six months ended June 30, 2012 were $11.7 million, a decrease of $671,000 or 5.4% from the same period in 2011.

          Employee compensation and benefit costs for the six months ended June 30, 2012 were $5.1 million, an increase of $278,000 or 5.7% from the same period in 2011 due to an increase in commissions paid based on production in the capital markets and retail operations as well as an increase in health benefits offset by a reduction in headcount for registered representatives.

          Clearing and floor brokerage costs for the six months ended June 30, 2012 were $1.6 million, an increase of $20,000 or 1.2% from the same period in 2011 despite an overall decrease in retail trading volume. The increase in costs reflects a higher volume of retail options trading which costs more to clear as well as an increase in clearing charges for our commission recapture operations.

          Professional fees for the six months ended June 30, 2012 were $1.6 million, a decrease of $1.2 million or 42.8% from the same period in 2011 primarily due to a decrease in legal fees relating to a dispute with a former employee offset by increases in consulting fees relating to our Information Technology department and our commission recapture operations.

          Advertising and promotion expenses for the six months ended June 30, 2012 were $227,000, an increase of $34,000 or 17.6% from the same period in 2011 primarily due to an increase in online advertising.

          Communications expense for the six months ended June 30, 2012 were $1.0 million, a decrease of $98,000 or 9.0% from the same period in 2011 primarily due to a decrease in Bloomberg devices due to fewer employees in the Institutional Trading department and the result of the closing of our Surfside and Naples branches in Florida during the fourth quarter of 2011.

          Occupancy costs for the six months ended June 30, 2012 were $477,000, a decrease of $66,000 or 12.2% from the same period in 2011 due to the closing of our Surfside and Naples branches in Florida during the fourth quarter of 2011.

          Write off of software development costs of $433,000 was due to the Company’s discontinuation of its relationship with a software vendor on June 30, 2012, which had developed and maintained its website. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000. Effective July 1, 2012, such services will be provided by our clearing broker.

          Other general and administrative expenses for the six months ended June 30, 2012 were $1.3 million, a decrease of $69,000 or 5.2% from the same period in 2011 due to a decrease in depreciation, training, subscriptions, computer updates and data storage costs.

          Income from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest for the six months ended June 30, 2012, was $701,000, compared to a loss of $1.4 million from the same period in 2011 due to SBS participating in more senior managed or co-managed transactions. Loss from our equity investment in SBSFPC, an entity in which we hold a 33.33% equity interest, for the six months ended June 30, 2012, was $16,000 as compared to a loss of $11,000 from the same period in 2011. The losses in 2012 and 2011 were due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax provision for the six months ended June 30, 2012 and 2011 was $55,000 and $12,000, respectively, representing various minimum state income taxes. There is no provision for other income taxes for the six months ended June 30, 2012 because the Company utilized its net operating loss carry forward for which no benefit was previously recognized. No tax benefit related to the pre-tax loss was recorded for the six months ended June 30, 2011 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash in money market funds. Our total assets at June 30, 2012 were $35.6 million. As of that date, we regarded $22.8 million, or 64%, of total assets as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2012, Siebert’s regulatory net capital was $18.4 million, $18.2 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2012, 4,302 shares were purchased at an average price of $1.67 per share.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of June 30, 2012. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2014, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter-parties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transaction as of June 30, 2012.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. There is no expiration date for our stock repurchase plan. We purchased 452 shares at an average price of $1.82 in the second quarter of 2012.

A summary of our repurchase activity for the three months ended June 30, 2012 is as follows:

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs

April 2012	389	$1.82	113,003	186,997

May 2012			113,003	186,997

June 2012	63	1.80	113,066	186,934

Total	452	$1.82	113,066	186,934

All of the purchases were made in open market transactions.

Item 6. Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: August 14, 2012

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 14, 2012