Form 10-Q
period 2012-09-30
SIEBERT FINANCIAL CORP
filed 2012-11-21
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

Commission file number	0-5703

Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2012, there were 22,097,723 shares of Common Stock, par value $.01 per share, outstanding.

We are relying upon the order of the Securities and Exchange Commission, dated November 14, 2012, providing regulatory relief to publicly traded companies affected by Hurricane Sandy, as our Chief Financial Officer and accounting personnel located in Long Island, Brooklyn and Staten Island, New York lacked power, telephone and Internet service as a result of Hurricane Sandy.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2012 (Unaudited)	December 31, 2011

ASSETS
Cash and cash equivalents	$20,789,000	$21,167,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	1,502,000	1,033,000
Securities owned, at fair value	238,000	250,000
Furniture, equipment and leasehold improvements, net	290,000	757,000
Investment in and advances to affiliates	9,449,000	8,619,000
Prepaid expenses and other assets	649,000	827,000
Intangibles, net	630,000	638,000

	$35,079,000	$34,823,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$3,707,000	$3,599,000

Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,098,222 and 22,105,499 outstanding at September 30, 2012 and December 31, 2011, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	16,390,000	16,230,000
Less: 1,113,624 and 1,106,347 shares of treasury stock, at cost at September 30, 2012 and December 31, 2011, respectively	(4,740,000)	(4,728,000)

	31,372,000	31,224,000

	$35,079,000	$34,823,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Revenues:
Commissions and fees	$2,595,000	$3,607,000	$11,632,000	$11,091,000
Investment banking	875,000	1,737,000	2,582,000	3,315,000
Trading profits	585,000	503,000	1,979,000	1,406,000
Interest and dividends	18,000	10,000	58,000	46,000

	4,073,000	5,857,000	16,251,000	15,858,000

Expenses:
Employee compensation and benefits	2,340,000	2,923,000	7,460,000	7,765,000
Clearing fees, including floor brokerage	508,000	745,000	2,142,000	2,359,000
Professional fees	1,069,000	1,183,000	2,679,000	3,996,000
Advertising and promotion	104,000	112,000	331,000	305,000
Communications	317,000	537,000	1,303,000	1,621,000
Occupancy	224,000	279,000	701,000	822,000
Write off-Trading Platform			433,000
Other general and administrative	561,000	642,000	1,810,000	1,960,000
Provision for loss related to litigation		1,000,000		1,000,000

	5,123,000	7,421,000	16,859,000	19,828,000

Income (loss) from equity investees	245,000	974,000	930,000	(402,000)

(Loss) income before income taxes	(805,000)	(590,000)	322,000	(4,372,000)

Provision for income taxes	107,000	1,000	162,000	13,000

Net (loss) income	($912,000)	($591,000)	$160,000	($4,385,000)

Net (loss) income per share of common stock –

Basic and Diluted
	($.04)	($.03)	$.01	($.20)
Weighted average shares outstanding -

Basic and diluted	22,100,420	22,111,093	22,101,729	22,116,777

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2012	2011

Cash flows from operating activities:
Net income (loss)	$160,000	($4,385,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	250,000	397,000
Write off of software development costs	433,000
(Income) loss from equity investees	(930,000)	402,000
Distribution from equity investees	97,000	1,185,000
Employee stock based compensation		6,000
Changes in:
Securities owned, at fair value	12,000	27,000
Receivable from brokers	(469,000)	(773,000)
Prepaid expenses and other assets	178,000	36,000
Income tax refund receivable		507,000
Accounts payable and accrued liabilities	108,000	1,747,000

Net cash used in operating activities	(161,000)	(851,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(208,000)	(17,000)
Net collection of advances made to equity investees	3,000	68,000

Net cash (used in) provided by investing activities	(205,000)	51,000

Cash flows from financing activities:
Purchase of treasury shares	(12,000)	(27,000)

Net cash used in financing activities	(12,000)	(27,000)

Net decrease in cash and cash equivalents	(378,000)	(827,000)

Cash and cash equivalents - beginning of period	21,167,000	22,646,000

Cash and cash equivalents - end of period	$20,789,000	$21,819,000

Supplemental cash flow disclosures:
Cash paid (received) for:
Income taxes, net	$124,000	$(495,000)

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2012 and 2011
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2011 has been derived from the audited consolidated statements of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Because of the nature of the Company’s business, the results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results for the full year.

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

The classification of financial instruments valued at fair value at September 30, 2012 is as follows:

Financial Instruments	Level 1	Total

Cash equivalents	$20,103,000	$20,103,000

Securities	238,000	238,000

	$20,341,000	$20,341,000

Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange (Level 1). As of September 30, 2012, the Company did not hold any level 2 or level 3 financial instruments.

In May 2011, the Financial Accounting Standards Board issued guidance to expand disclosures for Level 3 measurements based on unobservable inputs. The Company adopted this standard in January 2012. The adoption of this standard did not have any impact on the Company’s disclosures.

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. There were no dilutive options for the three and nine months ended September 30, 2012. Accordingly, basic and diluted net income (loss) per common share are the same for each period. The Company incurred a net loss for the three and nine months ended September 30, 2011. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares of underlying stock options not included in the diluted computation amounted to 478,200 at September 30, 2012 and 1,228,200 at September 30, 2011.

5.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of September 30, 2012, Siebert had net capital of approximately $17,603,000 as compared with net capital requirements of $250,000.

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

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the nine months ended September 30, 2012, the Company purchased 7,277 shares at an average price of $1.67.

A summary of the Company’s stock option transactions for the nine months ended September 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price

Outstanding – January 1, 2012	1,228,200	$3.88

Expired	(750,000)	$4.30

Outstanding – September 30, 2012 (a)	478,200	$3.21

(a) Shares are fully vested and exercisable.

As of September 30, 2012, there was no unrecognized compensation cost.

8.	Investment in and Advances to Affiliates: Siebert,

Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income or loss from SBS is considered to be integral to Siebert’s operations and material to its results of operations.

Summarized financial data of SBS is set forth below.

	September 30,
	2012	2011

Total assets including secured demand note of $1,200,000 due from Siebert	$29,435,000
Total liabilities including subordinated liabilities of $1,200,000 due to Siebert	11,006,000
Total members’ capital	18,429,000
Regulatory minimum net capital requirement	345,000
Nine months ended:
Total revenues	20,785,000	17,659,000
Net income (loss)	1,812,000	(800,000)
Three months ended:
Total revenues	6,731,000	8,911,000
Net income	380,000	1,985,000

Siebert charged SBS $56,000 for each of the nine months ended September 30, 2012 and 2011, and $18,000 for each of the three months ended September 30, 2012 and 2011, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net income (loss) for the three months ended September 30, 2012 and 2011 amounted to $186,000 and $973,000, respectively, and for the nine months ended September 30, 2012 and 2011 amounted to $888,000 and $(392,000), respectively.

Siebert received distributions from SBS of $95,000 during the nine months ended September 30, 2012, and Siebert’s share of undistributed earnings from SBS amounted to $8,638,000 at September 30, 2012. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement among Siebert and the principals of SBS and SBS’s continued compliance with its regulatory and net capital requirements.

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

Summarized financial data of SBSFPC is set forth below.

	September 30,

	2012	2011

Total assets	$173,860,000
Total liabilities	172,767,000
Total members’ capital	1,093,000
Nine months ended:
Total revenues	277,000	118,000
Net income income (loss)	126,000	(30,000)
Three months ended:
Total revenues	226,000	56,000
Net income	174,000	5,000

The Company’s share of net income of SBSFPC for the three months ended September 30, 2012 and 2011 amounted to $58,000 and $2,000, respectively. The Company’s share of net income (loss) of SBSFPC for the nine months ended September 30, 2012 and 2011 amounted to $42,000 and $(10,000), respectively.

At September 30, 2012, SBSFPC had cumulative distributions in excess of cumulative earnings in the amount of $107,000 of which the Company’s share was $36,000. The Company received a distributions from SBSFPC of $2,000 during the nine months ended September 30, 2012.

9.	Contingent Liabilities:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the nine months ended September 30, 2012 and 2011.

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and the quarter ended June 30, 2012, in 2009, Siebert was named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. The complaint was brought on behalf of a class of purchasers in a public offering by Lehman Brothers Holdings, Inc. of $1,500,000,000 of 6.75% Subordinated Notes due 2017 (the “Notes”) as to Siebert and certain smaller issuances of other securities. The complaint asserted that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933 in that relevant offering materials were false and misleading. Siebert had agreed to purchase $15 million of the Notes and $462,953 of the other securities as an underwriter in the offerings. Siebert and the plaintiffs class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. The settlement was accrued as of December 31, 2011, paid into an escrow account during the first quarter of 2012 and approved by the court on May 2, 2012. As certain plaintiffs did not agree to a settlement or purchased securities that were not covered by the settlement, additional liability to the Company is possible. At present, the Company is uncertain as to the potential liability, if any, in connection with these plaintiffs.

Siebert is party to certain other claims, suits and complaints arising in the ordinary course of business. In the opinion of management all such claims, suits and complaints are without merit, or involve amounts which would not have a material effect on the financial position or results of operations of the Company.

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

Income tax provision for the periods presented represent various minimum state taxes based on capital, and with respect to the three and nine months ended September 30, 2012, include a state tax assessment of $34,000 relating to years 2007, 2008 and 2009 based on a tax examination. There is no provision for income taxes for the nine months ended September 30, 2012 because the Company incurred a loss for income tax purposes, during such period attributable to a deductable temporary difference related to litigation arising during 2011, the benefit of which was fully reserved at the beginning of the year. No tax benefit related to pre-tax losses incurred during the three and nine months ended September 30, 2011 has been recognized due to the recording of the valuation allowance to offset related deferred tax assets arising from such losses. Due to cumulative losses incurred by the Company and its subsidiaries during the prior three years, the Company has concluded that it is more likely than not that it will not realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its net deferred tax asset at September 30, 2012, which amounted to $4,209,000.

11.	Impairment of Fixed Assets:

On June 30, 2012, the Company discontinued its relationship with a software vendor, which had developed and maintained the Company’s website. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000. Effective July 1, 2012, such services are being provided by the Company’s clearing broker.

12.	Significant Customer:

During the nine months ended September 30, 2012, commission income earned from one customer accounted for approximately 10% of total overall revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

                    This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

                    Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The recent financial crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. However the stock market has improved in the nine months ended September 30, 2012 consequently so have our revenues. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”) had income for the current nine month period of approximately $1.8 million as a result of industry volumes increasing in the current period this year as compared to a loss of $800,000 for the same period last year due to municipalities struggling with the fiscal crisis, concerns about defaults at the state and local level and the expiration of the Build America Bonds program in 2011. This increase in SBS’s income resulted in income to the Company of $888,000 for the current nine month period. Our expenses include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operations and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of September 30, 2012 and 2011 and for the three and nine months ended September 30, 2012 and 2011, respectively, which we use in evaluating our business.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
Retail Customer Activity:	2012	2011	2012	2011

Total retail trades:	71,177	115,696	260,396	331,927
Average commission per retail trade:	$20.65	$20.15	$28.19	$20.86

	As of September 30,

Retail customer balances:	2012	2011

Retail customer net worth (in billions):	$6.7	$6.0
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in million):	$202.6	$247.4
Retail customer accounts with positions:	42,185	45,471

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debits balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

Recent Developments

                    On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2012, the Company purchased 7,277 shares at an average price of $1.67.

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

Results of Operations

          We believe that our business reflects the current difficult business environment for discount and online and institutional brokers. We had net loss of $912,000 for the three months ended September 30, 2012 and net income of $160,000 for the nine months ended September 30, 2012.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

          Total revenues for the three months ended September 30, 2012 were $4.1 million, a decrease of $1.8 million or 30.5% from the same period in 2011.

          Commission and fee income for the three months ended September 30, 2012 was $2.6 million, a decrease of $1.0 million or 28.1% from the same period in 2011 due to a decrease in retail trading volume and a decrease in fees from margin debits due to a decrease in average customer margin debit balances. Our institutional trading commissions and commission recapture decreased as well.

          Investment banking revenues for the three months ended September 30, 2012 were $875,000, a decrease of $862,000 or 49.6% from the same period in 2011 due to our participation in fewer new issues in the equity and debt capital markets.

          Trading profits were $585,000 for the three months ended September 30, 2012, an increase of $82,000 or 16.3% from the same period in 2011 due to an overall increase in trading volume primarily in the debt markets.

          Interest and dividends for the three months ended September 30, 2012 were $18,000, an increase of $8,000 or 80.0% from the same period in 2011 primarily due to higher yields.

          Total expenses for the three months ended September 30, 2012 were $5.1 million, a decrease of $2.3 million or 31.0% from the same period in 2011.

          Employee compensation and benefit costs for the three months ended September 30, 2012 were $2.3 million, a decrease of $583,000 or 20.0% from the same period in 2011. This decrease was primarily due to decreases in commissions paid based on production, a reduction in registered repsresentatives as a result of the closing of our Naples and Surfside branches in Florida in the fourth quarter of 2011 and a decrease in health insurance costs.

          Clearing and floor brokerage costs for the three months ended September 30, 2012 were $508,000, a decrease of $237,000 or 31.8% from the same period in 2011 primarily due to the decrease in volume of trade executions for retail customers and a decrease in execution charges for institutional debt and equity customers.

          Professional fees for the three months ended September 30, 2012 were $1.1 million, a decrease of $114,000 or 9.6% from the same period in 2011 primarily due to a decrease in legal fees relating to a dispute with a former employee offset by an increase in consulting fees relating to our Information Technology department.

          Advertising and promotion expenses for the three months ended September 30, 2012 were $104,000, a decrease of $8,000 or 7.1% from the same period in 2011 due to a decrease in local media and print advertising.

          Communications expense for the three months ended September 30, 2012 was $317,000, a decrease of $220,000 or 41.0% from the same period in 2011 due to a reduction in registered representatives and the closing of our

Surfside and Naples branches in Florida during the fourth quarter of 2011, as well as the elimination of costs associated with the discontinuance of our website developed and maintained by a software vendor as of June 30, 2012.

          Occupancy costs for the three months ended September 30, 2012 were $224,000, a decrease of $55,000 or 19.7% from the same period in 2011 due to the closing of our Surfside and Naples branches in Florida during the fourth quarter of 2011.

          Other general and administrative expenses for the three months ended September 30, 2012 were $561,000, a decrease of $81,000 or 12.6% from the same period in 2011 due to a decrease in depreciation, travel and entertainment and registration fees.

          Income from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for the three months ended September 30, 2012 was $186,000, a decrease of $787,000 or 80.9% from the same period in 2011 due to SBS participating in fewer senior managed or co-managed transactions. Income from our equity investment in SBSFPC for the three months ended September 30, 2012 was $58,000 an increase of $56,000 from the same period in 2011 was due to mark to market gains in positions. Income from equity investees is considered to be integral to our operations and material to the results of operations.

          The tax provision for the three months ended September 30, 2012 and 2011 was $107,000 and $1,000, respectively, representing various minimum state taxes based on capital, and with respect to the three months ended September 30, 2012, a state tax assessment of $34,000 relating to years 2007, 2008 and 2009 based on a tax examination. No tax benefit related to the pre-tax loss incurred during the three months ended September 30, 2012 and 2011 has been recognized due to the recording of a full valuation allowance to offset deferred tax assets arising from such losses.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

          Total revenues for the nine months ended September 30, 2012 were $16.3 million, an increase of $393,000 or 2.5% from the same period in 2011.

          Commission and fee income for the nine months ended September 30, 2012 was $11.6 million, an increase of $541,000 or 4.9% from the same period in 2011 primarily due to an increase in average commissions charged per trade as a result of an increase in retail options trading by one customer, which accounted for approximately 21% of total commissions and fees, as well as an increase in our institutional trading commissions and our commission recapture operations.

          Investment banking revenues for the nine months ended September 30, 2012 were $2.6 million, a decrease of $733,000 or 22.1% from the same period in 2011 due to our participation in fewer issues in the equity and debt capital markets.

          Trading profits for the nine months ended September 30, 2012 were $2.0 million, an increase of $573,000 or 40.8% from the same period in 2011 due to an overall increase in customer trading volume in the debt markets.

          Interest and dividends for the nine months ended September 30, 2012 were $58,000, an increase of $12,000 or 26.1% from the same period in 2011 primarily due to higher yields.

          Total expenses for the nine months ended September 30, 2012 were $16.9 million, a decrease of $3.0 million or 15.0% from the same period in 2011.

          Employee compensation and benefit costs for the nine months ended September 30, 2012 were $7.5 million, a decrease of $305,000 or 3.9% from the same period in 2011. This decrease was primarily due to decreases in commissions paid based on production, a reduction in registered repsresentatives as a result of the closing of our Naples and Surfside branches in Florida in the fourth quarter of 2011 and a decrease in health insurance costs.

          Clearing and floor brokerage costs for the nine months ended September 30, 2012 were $2.1 million, a decrease of $217,000 or 9.2% from the same period in 2011, due to lower retail trading as well as execution charges for institutional debt and equity customers.

          Professional fees for the nine months ended September 30, 2012 were $2.7 million, a decrease of $1.3 million or 33.0% from the same period in 2011 primarily due to a a decrease in legal fees relating to a dispute with a former employee offset by increases in consulting fees relating to our Information Technology department and our commission recapture operations.

          Advertising and promotion expenses for the nine months ended September 30, 2012 were $331,000, an increase of $26,000 or 8.5% from the same period in 2011 primarily due to an increase in online advertising.

          Communications expense for the nine months ended September 30, 2012 was $1.3 million, a decrease of $318,000 or 19.6% from the same period in 2011 due to a decrease in Bloomberg devices due to fewer employees in the Institutional Trading department and the result of the closing of our Surfside and Naples branches in Florida during the fourth quarter of 2011, as well as the elimination of costs associated with the discontinuance of our website developed and maintained by a software vendor as of June 30, 2012.

          Occupancy costs for the nine months ended September 30, 2012 were $701,000, a decrease of $121,000 or 14.7% from the same period in 2011 due to the closing of our Surfside and Naples branches in Florida during the fourth quarter of 2011.

          Write off of software development costs of $433,000 was due to the Company’s discontinuation of its relationship with a software vendor on June 30, 2012, which had developed and maintained our website. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000. Effective July 1, 2012, such services are provided by our clearing broker.

          Other general and administrative expenses for the nine months ended September 30, 2012 were $1.8 million, a decrease of $150,000 or 7.7% from the same period in 2011 due to a decrease in depreciation, training, subscriptions, computer updates and data storage costs.

          Income from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for the nine months ended September 30, 2012 was $888,000, compared to a loss of $392,000 from the same period in 2011 due to SBS participating in more senior managed or co-managed transactions. Income from our equity investment in SBSFPC for the nine months ended September 30, 2012 was $42,000 as compared to a loss of $10,000 from the same period in 2011 due to the mark to market of positions. We consider income and loss from equity investees to be integral to our operations and material to the results of operations.

          The tax provision for the nine months ended September 30, 2012 and 2011 was $162,000 and $13,000, respectively, representing various minimum state taxes based on capital, and with respect to the nine months ended September 30, 2012 included a state tax assessment of $34,000 relating to 2007, 2008 and 2009 based on a tax examination. There is no provision for income taxes for the nine months ended September 30, 2012 because the company incurred a loss for income tax purposes during such period attributable to a deductable temporary difference related to litigation arising during 2011, the benefit of which was fully reserved the beginning of the year. No tax benefit related to the pre-tax loss incurred during the nine months ended September 30, 2011 has been recognized due to the recording of a full valuation allowance to offset deferred tax assets arising from such losses.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash in money market funds. Our total assets at September 30, 2012 were $35.1 million. As of that date, we regarded $22.3 million, or 64%, of total assets as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the Financial Industry Regulatory Authority (FINRA) and other regulatory authorities. At September 30, 2012, Siebert’s regulatory net capital was $17.6 million, $17.4 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2012, 7,277 shares were purchased at an average price of $1.67 per share.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of September 30, 2012. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2014, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter-parties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transaction as of September 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. There is no expiration date for our stock repurchase plan. We purchased 2,975 shares at an average price of $1.69 in the third quarter of 2012.

A summary of our repurchase activity for the three months ended September 30, 2012 is as follows:

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans

July 2012	189	$1.63	113,255	186,745

August 2012	371	$1.72	113,626	186,374

September 2012	2,415	$1.69	116,041	183,959

Total	2,975	$1.69	116,041	183,959

All of the purchases were made in open market transactions.

Item 6. Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: November 21, 2012

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: November 21, 2012