Form 10-K
period 2012-12-31
SIEBERT FINANCIAL CORP
filed 2013-04-01
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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
Registrant’s telephone number, including area code

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012), was $3,337,308.

          The number of shares of the registrant’s outstanding Common Stock, as of March 15, 2013, was 22,088,596 shares.

          Documents Incorporated by Reference: Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2013 is incorporated by reference into Part III.

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

Business Overview

          Siebert’s principal activity is providing online and traditional discount brokerage and related services to retail investors and, through its wholly owned subsidiary, Siebert Women’s Financial Network, Inc. (“WFN”), also pursuing the mission of becoming a one-stop financial resource aggregating content and communities from women’s web sites and professional organizations to provide products, services and information devoted to women’s financial needs and added-value resources in support of life stage transitions, entrepreneurship, planning and investing. Through its Capital Markets division, Siebert also offers institutional clients equity execution services on an agency basis, as well as equity and fixed income underwriting and investment banking services. We believe that we are the largest Woman-Owned Business Enterprise (“WBE”) in the capital markets business in the United States. In addition, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”), a company in which Siebert holds a 49% ownership interest, is the largest Minority and Women’s Business Enterprise (“MWBE”) in the tax-exempt underwriting business in the United States.

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

          Retail Customer Service. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers, at no additional charge, with personal service via toll-free access to dedicated customer support personnel for all of its products and services. Customer service personnel are located in each of Siebert’s branch offices. Siebert has retail offices in New York, New York; Jersey City, New Jersey; Boca Raton and West Palm Beach, Florida; and Beverly Hills, California. Siebert uses a proprietary Customer Relationship Management System that enables representatives, no matter where located, to view a customer’s service requests and the response thereto. Siebert’s telephone system permits the automatic routing of calls to the next available agent having the appropriate skill set.

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

          Information and Communications Systems. Siebert relies heavily on the data technology platform provided by its clearing agent, NFS. This platform offers an interface to NFS’ main frame computing system where all customer account records are kept and is accessible by Siebert’s network. Siebert’s systems also utilize browser based access and other types of data communications. Siebert’s representatives use NFS systems, by way of Siebert’s technology platform, to perform daily operational functions which include trade entry, trade reporting, clearing related activities, risk management and account maintenance.

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

          Siebert is also authorized by the Municipal Securities Rulemaking Board (the “MSRB”) to effect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.

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

          Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2012 and 2011, Siebert had net capital of $16.9 million and $17.8 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Employees

          As of March 14, 2013, we had approximately 55 full-time employees, six of whom were corporate officers. None of our employees is represented by a union, and we believe that relations with our employees are good.

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

          Our business is subject to extensive regulation in the United States, at both the Federal and state level. We are also subject to regulation by self–regulatory organizations and other regulatory bodies in the United States, such as the SEC, the NYSE, FINRA and the MSRB. We are registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico. The regulations to which we are subject as a broker-dealer cover all aspects of the securities business including: training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations, which may be subject to the uncertainties of interpretation, could result in civil penalties, fines, suspension or expulsion and have a material adverse effect on our business, results of operations and financial condition.

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

          During 2012, we received and processed up to 60% of our trade orders electronically. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While we have never experienced a significant failure of our trading systems, heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or the systems of third parties involved in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties, and third party software), even for a short time, could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from these customers for losses. There can be no assurance that our network structure will operate appropriately in the event of a subsystem, component or software failure. In addition, we cannot assure you that we will be able to prevent an extended systems failure in the event of a power or telecommunications failure, an earthquake, terrorist attack, fire or any act of God. Any systems failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

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

          Siebert currently maintains five retail discount brokerage offices. Customers can visit these offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert’s activities are conducted on the Internet or by telephone and mail.

Siebert operates its business out of the following five leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms

Corporate Headquarters, Retail and Investment Banking Office
885 Third Ave.(2)
New York, NY 10022	8,514	1/31/14	None

Retail Offices

9701 Wilshire Boulevard, Suite 1111
Beverly Hills, CA 90212	1,189	10/31/13	None

4400 North Federal Highway
Boca Raton, FL 33431	2,438	Month to Month	None

111 Pavonia Avenue(1)
Jersey City, NJ 07310	8,141	6/30/15	None

1217 South Flagler Drive, 3rd Floor
West Palm Beach, FL 33401	3,000	9/30/13	None

(1)	Certain of our administrative and back office functions are performed at this location. We believe that our properties are in good condition and are suitable for our operations.
(2)	We are currently negotiating a three year lease extension until 2017.

Item 3.	LEGAL PROCEEDINGS

          In a prior year, Siebert was named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. The complaint was brought on behalf of a class of purchasers in a public offering by Lehman Brothers Holdings, Inc. of $1,500,000,000 of 6.75% Subordinated Notes due 2017 (the “Notes”) as to Siebert and certain smaller issuances of other securities. The complaint asserted that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933 in that relevant offering materials were false and misleading. Siebert had agreed to purchase $15 million of the Notes and $462,953 of the other securities as an underwriter in the offerings. Siebert and the plaintiffs’ class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. The settlement was accrued as of December 31, 2011, paid into an escrow account during the first quarter of 2012 and approved by the court on May 2, 2012. As certain plaintiffs did not agree to a settlement or purchased securities that were not covered by the settlement, additional liability to Siebert is possible. At present, Siebert is unable to determine the potential liability, if any.

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

          Our common stock traded on the NASDAQ Global Market until June 29, 2011 when our common stock started trading on the NASDAQ Capital Market, under the symbol “SIEB”. The high and low sales prices of our common stock reported by NASDAQ during the following calendar quarters were:

	High	Low

First Quarter - 2011	$1.99	$1.70

Second Quarter - 2011	$1.94	$1.52

Third Quarter - 2011	$1.84	$1.26

Fourth Quarter - 2011	$1.69	$1.32

First Quarter – 2012	$1.94	$1.35

Second Quarter – 2012	$1.89	$1.55

Third Quarter – 2012	$1.90	$1.40

Fourth Quarter – 2012	$1.67	$1.45

          On March 14, 2013, the closing price of our common stock on the NASDAQ Capital Market was $1.48 per share. There were 130 holders of record of our common stock and more than 1,500 beneficial owners of our common stock on March 14, 2013.

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

Issuer Purchases Of Equity Securities

          On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. We will purchase shares from time to time, in our discretion, in the open market and in private transactions. We purchased 830 shares at an average price of $1.62 in the fourth quarter of 2012.

A summary of our repurchase activity for the three months ended December 31, 2012 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

October 2012	—	$—	116,041	183,959

November 2012	499	$1.59	116,540	183,460

December 2012	331	$1.66	116,871	183,129

Total	830	$1.62	116,871	183,129

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 with respect to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	400,000	$3.33	1,700,000

Total	400,000	$3.33	1,700,000

(1)	Consists of our 2007 Long-Term Incentive Plan.

Our Performance

The graph below compares our performance from December 31, 2007 through December 31, 2012 against the performance of the NASDAQ Composite Index and a peer group. The peer group consists of A.B. Watley Group Inc., Ameritrade Holding Corporation, E*Trade Financial Corporation and The Charles Schwab Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Siebert Financial Corp., the NASDAQ Composite Index, and a Peer Group

*$100 invested on 12/31/2007 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA

(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction With Our Consolidated Financial Statements And The Related Notes Thereto.

	2012	2011	2010	2009	2008

Income statement data:
Total Revenues	$20,983	$20,199	$20,770	$25,390	$29,750
Net loss	$(171)	$(5,379)	$(2,640)	$(1,183)	$(1,760)

Net loss per share of common stock
Basic	$(0.01)	$(0.24)	$(0.12)	$(0.05)	$(0.08)
Diluted	$(0.01)	$(0.24)	$(0.12)	$(0.05)	$(0.08)

Weighted average shares outstanding (basic)	22,100,759	22,114,121	22,167,218	22,193,845	22,208,372
Weighted average shares outstanding (diluted)	22,100,759	22,114,121	22,167,218	22,193,845	22,208,372

Statement of financial condition data (at year end):

Total assets	$33,456	$34,823	$40,103	$44,083	$45,579
Total liabilities excluding subordinated borrowings	$2,416	$3,599	$3,477	$4,695	$4,995
Stockholders’ equity	$31,040	$31,224	$36,626	$39,388	$40,584
Cash dividends declared on common shares (1)	$0	$0	$0	$0	$466

(1)	The Chief Executive Officer of the Company waived the right to receive the dividend in excess of the aggregate amount paid to other shareholders

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

          Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The recent financial crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. However the stock market improved in 2012 and consequently so has our revenues. However we did have one customer account generate commissions that accounted for 12% of the total revenue. Income of our affiliate, SBS, increased in 2012 to $1.6 million as a result of an increase in the number of offerings by municipalities. As a result, the Company’s income from SBS increased in 2012 to $774,000. The Company’s expenses during 2012, 2011 and 2010 include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operations and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

          The following table sets forth certain metrics as of December 31, 2012 and 2011 and for the twelve months ended December 31, 2012, 2011 and 2010, respectively, which we use in evaluating our business.

	For the Twelve Months ended December 31,
Retail Customer Activity:	2012	2011	2010

Total retail trades:	336,412	423,501	414,485
Average commission per retail trade:	$26.59	$20.71	$20.92

	As of December 31,

	2012	2011

Retail customer balances:
Retail customer net worth (in billions):	$6.5	$6.3
Retail customer money market fund value (in billions):	$1.1	$1.0
Retail customer margin debit balances (in millions):	$190.9	$243.5
Retail customer accounts with positions:	41,572	44,834

Description:

•	Total retail trades represents retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represents retail customers with cash and/or securities in their accounts.

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

          We are a party to an Operating Agreement (the “Operating Agreement”), with Suzanne Shank and Napoleon Brandford III, the two individual principals (the “Principals”) of SBSFPC, a Delaware limited liability company. Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us. Operations from SBSFPC is considered to be integral to our operations.

          On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. During 2012 we repurchased 8,107 shares of common stock for an average price of $1.67.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

          Revenues. Total revenues for 2012 were $21.0 million, an increase of $784,000, or 3.9%, from 2011. Commission and fee income increased $316,000, or 2.2%, from the prior year to $14.6 million primarily due to an increase in average commission charged per trade as a result of an increase in retail options trading by one customer, which accounted for approximately 18% of total commission and fees, as well as an increase in our institutional trading commissions and our commission recapture operations offset by a decrease in margin debit rebate as a result of lower daily average debit balances and 12B-1 fees.

          Investment banking revenues increased $116,000, or 3.1%, from the prior year to $3.9 million in 2012 due to our participation in more new issues in the equity and debt capital markets.

          Trading profits increased $355,000, or 17.7%, from the prior year to $2.4 million in 2012 primarily due to an overall increase in institutional and retail customer trading volume primarily in the debt markets.

          Income from interest and dividends decreased $3,000, or 3.8%, from the prior year to $76,000 in 2012 primarily due to lower cash balances.

          Expenses. Total expenses for 2012 were $21.9 million, a decrease of $3.7 million, or 14.3%, from the prior year.

          Employee compensation and benefit costs increased $52,000, or 0.5%, from the prior year to $10.0 million in 2012. This increase was due to increases in commissions paid based on production offset by the lower cost of health insurance and FICA as a well as compensation as a result in an across the board reduction in headcount.

          Clearing and floor brokerage fees decreased $100,000, or 3.5%, from the prior year to $2.7 million in 2012 primarily due to lower retail trading volumes as well as execution charges for institutional equity customers.

          Professional fees decreased $2.0 million, or 38.6% from the prior year to $3.1 million in 2012 primarily due to a decrease in legal fees relating to a dispute with a former employee offset by increases in consulting fees relating to our Information Technology department and our commission recapture business.

          Advertising and promotion expense increased $16,000, or 4.0%, from the prior year to $418,000 in 2012 due to an increase in online advertising.

          Communications expense decreased $543,000, or 25.3%, from the prior year to $1.6 million in 2012 due to a decrease in Bloomberg devices resulting from fewer employees in the Institutional Trading Department and the closing of our Surfside and Naples branches in Florida during the fourth quarter of 2011, as well as the elimination of costs associated with the discontinuance of our website developed and maintained by a software vendor as of June 2012.

          Occupancy costs decreased $188,000, or 17.2%, from the prior year to $907,000 in 2012 due to the decrease in rents in our New Jersey office and decrease in our utilities costs as well as the closing of our Surfside and Naples branches in Florida during the fourth quarter of 2011.

          Impairment of intangibles of $300,000 in 2012 was the result of the Company writing down the carrying value of its unamortized intangible assets to fair value.

          Write off of software development costs of $433,000 was due to the Company’s discontinuation of its relationship with a software vendor on June 30, 2012, which had developed and maintained our website. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000. Effective July 1, 2012, such services are provided by our clearing broker.

          Other general and administrative expenses decreased $677,000, or 22.2%, from the prior year to $2.4 million in 2012 due to an accrued reserve relating to any additional loss due to settlement of litigation and a decrease in depreciation, computer updates, data storage and SIPC dues, offset by increases in office expense, travel and entertainment, insurance & equipment repairs.

          Income from our equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for 2012 was $774,000 compared to income of $8,000 for 2011, an increase of $766,000, primarily due to SBS participating in more municipal bond offerings as senior- and co-manager. Income from our equity investment in SBSFPC, an entity in which we hold a 33% equity interest, for 2012 was $32,000 as compared to income of $21,000 from the same period in 2011. This increase was principally due to a gain recorded by SBSFPC on termination of swap positions and marked to market of positions. Results of operations of equity investees is considered to be integral to our operations and material to the results of operations.

          Taxes. The tax provision for the year ended December 31, 2012 and 2011 was $34,000 and $23,000, respectively. The provision for income taxes for 2012 represents a state assessment of $34,000 based on income relating to years 2007, 2008 and 2009 based on a tax examination completed by New York State in 2012. The Company has recorded a valuation allowance to fully offset our deferred tax asset at December 31, 2012 and 2011.

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

          Professional fees decreased $1.5 million, or 22.4% from the prior year to $5.1 million in 2011 primarily due to a decrease in legal fees relating to a dispute with a former employee and consulting fees relating to Sarbanes-Oxley compliance, offset by an increase in consulting fees relating to commission recapture business.

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

          Provision for loss related to settlement of litigation for the year ended December 31, 2011 amounted to $1 million. In a prior year, Siebert had been named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. Among other claims, the third amended complaint in the action asserted on behalf of a class of purchasers in a public offering of $1,500,000,000, 6.75% Subordinated Notes due 2017 (the “Notes”), issued by Lehman Brothers Holdings, Inc., and certain smaller issuances of other securities that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933 and other applicable law in that relevant offering materials were false and misleading. Siebert had purchased $15 million of the Notes and $462,953 of other securities as an underwriter in the offerings. Siebert and the other underwriters moved to dismiss the third amended complaint on various grounds. The Court granted in part and denied in part the motion by an order dated July 27, 2011. On November 3, 2011, Siebert and the plaintiffs class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. As of December 31, 2011, the settlement remained subject to court approval and the Company had accrued a $1 million provision for loss to reflect the settlement. As certain defendants did not agree to a settlement, additional liability to the Company is possible. At present, we are uncertain as to the potential liability, if any, in connection with the non-settling defendants.

          Income from our equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for 2011 was $8,000 compared to income of $4.1 million for 2010, a decrease of $4.0 million, primarily due to SBS participating in fewer municipal bond offerings as senior- and co-manager. This decrease was attributable to a sharp decline in the number of offerings by municipalities due to investor concerns over defaults by municipalities at the state and local level and the expiration of the Build America Bonds program. Income from our equity investment in SBSFPC, an entity in which we hold a 33% equity interest, for 2011 was $21,000 as compared to a loss of $24,000 from the same period in 2010. This increase was principally due to a gain recorded by SBSFPC on termination of a swap position. Results of operations of equity investees is considered to be integral to our operations and material to the results of operations.

          Taxes. The tax provision for the year ended December 31, 2011and 2010 was $23,000 and $1.6 million, respectively. The tax provision for 2011 of $23,000 principally represents various minimum state taxes based on capital. The Company increased its valuation allowance in 2011 by $2.2 million to fully offset any tax benefit resulting from the 2011 loss before benefit of $5.4 million. The tax provision for the year ended December 31, 2010 was incurred due to the recording of a full valuation allowance on deferred taxes of $2.1 million based on recent losses and the likelihood of realization.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash and money market funds. Our total assets at December 31, 2012 were $33.5 million, of which we regarded $21.1 million, or 63.0%, as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2012, Siebert’s regulatory net capital was $17.0 million, which was $16.7 million in excess of its minimum capital requirement of $250,000.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to loan to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of December 31, 2012. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents - restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2014 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Contractual Obligations

          Below is a table that presents our obligations and commitments at December 31, 2012:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$1,111,000	$825,000	$286,000	$0	$0

Off-Balance Sheet Arrangements

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2012.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

          Through Siebert, we maintain inventories in exchange-listed equity securities and municipal securities on both a long and short basis. We did not have any short positions at December 31, 2012. The Company does not directly engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity except for Siebert’s obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 4% per annum. Siebert earned interest of $48,000, $48,000 and $73,000 in 2012, 2011 and 2010, respectively, from SBS.

Financial Instruments Held For Purposes Other Than Trading:

          We generally invest working capital temporarily in dollar denominated money market funds and commercial paper. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2012.

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

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

          (a) Identification of Directors

          This information is incorporated by reference from our definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2013.

          (b) Identification of Executive Officers

Name	Age	Position

Muriel F. Siebert	80	Chairwoman, Chief Executive Officer and President

Ameen Esmail	54	Executive Vice President and Director of Business Development

Joseph M. Ramos, Jr.	54	Executive Vice President and Chief Financial Officer

Jeanne Rosendale	48	Executive Vice President and General Counsel

Timothy O’ Leary	50	Executive Vice President

Daniel Iesu	53	Secretary

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

          Timothy O’ Leary joined Siebert on June 6, 2007 and was appointed an Executive Vice President in April 2008. Mr. O’Leary oversees, Retail and Branch Operations, Marketing and Business Development. From March 2006 to June 2007, Mr. O’Leary was a financial consultant with Smith Barney and from January 2003 to January 2006, Mr. O’Leary was the President/Owner of Ironvilla Development Corporation, a residual real estate development company. From November 2001 to January 2003, Mr. O’Leary was the Senior Vice President at Datek Online, Inc. From October 2000 to November 2001, Mr. O’Leary was the Managing Director of Operations at Josephthal & Co., Inc. where he was responsible for all facets of the brokerage operations. From March 1985 to October 2000, Mr. O’Leary was with TD Waterhouse, Inc., the last five years as the Senior Vice President of Retail Management.

          Daniel Iesu has been Secretary of Siebert since October 1996 and the Company since November 8, 1996. He has been Controller of Siebert since 1989.

          (c) Compliance with Section 16(a) of the Exchange Act

          This information is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2013.

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

          The information required by this item not set forth herein is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2013.

Item 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2013.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required in this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2013.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

          The consolidated Financial statements for the year ended December 31, 2012 commence on page F-1 of this Annual Report on Form 10-K.

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

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 29, 2013

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2012	2011

ASSETS

Cash and cash equivalents	$18,902,000	$21,167,000
Cash equivalents - restricted	1,532,000	1,532,000
Receivable from brokers	1,923,000	1,033,000
Securities owned, at fair value	255,000	250,000
Furniture, equipment and leasehold improvements, net	312,000	757,000
Investments in and advances to affiliates	9,304,000	8,619,000
Prepaid expenses and other assets	900,000	827,000
Intangibles, net	328,000	638,000

	$33,456,000	$34,823,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$2,416,000	$3,599,000

Commitments and contingent liabilities - Note I

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, 22,097,392 and 22,105,499 shares outstanding at December 31, 2012 and 2011, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	16,059,000	16,230,000
Less: 1,114,454 and 1,106,347 shares of treasury stock, at cost, at December 31, 2012 and 2011, respectively	(4,741,000)	(4,728,000)

	31,040,000	31,224,000

	$33,456,000	$34,823,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2012	2011	2010

Revenue:
Commissions and fees	$14,630,000	$14,314,000	$17,144,000
Investment banking	3,917,000	3,801,000	2,238,000
Trading profits	2,360,000	2,005,000	1,237,000
Interest and dividends	76,000	79,000	151,000

	20,983,000	20,199,000	20,770,000

Expenses:
Employee compensation and benefits	10,045,000	9,993,000	9,189,000
Clearing fees, including floor brokerage	2,742,000	2,842,000	3,139,000
Professional fees	3,106,000	5,057,000	6,517,000
Advertising and promotion	418,000	402,000	400,000
Communications	1,601,000	2,144,000	2,359,000
Occupancy	907,000	1,095,000	1,274,000
Impairment of intangibles	300,000	—	150,000
Write off of software development costs	433,000	—	—
Other general and administrative	2,374,000	3,051,000	2,851,000
Provision for loss related to settlement of litigation	—	1,000,000	—

	21,926,000	25,584,000	25,879,000

Income from equity investees	806,000	29,000	4,078,000

Loss before income taxes	(137,000)	(5,356,000)	(1,031,000)
Income tax expense	34,000	23,000	1,609,000

Net loss	$(171,000)	$(5,379,000)	$(2,640,000)

Net loss per share of common stock – basic and diluted	$(0.01)	$(0.24)	$(0.12)

Weighted average shares outstanding – basic and diluted	22,100,759	22,114,121	22,167,218

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock

	Number Of Shares	$.01 Par Value	Additional Paid -In Capital	Retained Earnings	Number Of Shares	Amount	Total

Balance - January 1, 2010	23,211,846	$232,000	$19,474,000	$24,249,000	1,026,521	$(4,567,000)	$39,388,000
Net loss				(2,640,000)			(2,640,000)
Treasury share purchases					62,647	(132,000)	(132,000)
Stock based compensation			10,000				10,000

Balance - December 31, 2010	23,211,846	232,000	19,484,000	21,609,000	1,089,168	(4,699,000)	36,626,000
Net loss				(5,379,000)			(5,379,000)
Treasury share purchases					17,179	(29,000)	(29,000)
Stock based compensation			6,000				6,000

Balance - December 31, 2011	23,211,846	232,000	19,490,000	16,230,000	1,106,347	(4,728,000)	31,224,000
Net loss				(171,000)			(171,000)
Treasury share purchases					8,107	(13,000)	(13,000)

Balance - December 31, 2012	23,211,846	$232,000	$19,490,000	$16,059,000	1,114,454	$(4,741,000)	$31,040,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

Cash Flows From Operating Activities:	2012	2011	2010

Net loss	$(171,000)	$(5,379,000)	$(2,640,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284,000	520,000	525,000
Income from equity investees	(806,000)	(29,000)	(4,078,000)
Distributions from equity investees	97,000	1,185,000	3,346,000
Write off of software development costs	433,000
Impairment of intangibles	300,000		150,000
Deferred taxes			1,323,000
Stock based compensation		6,000	10,000
Changes in:
Securities owned, at fair value	(5,000)	866,000	491,000
Receivable from brokers	(890,000)	530,000	391,000
Income tax refund receivable		795,000	279,000
Prepaid expenses and other assets	(73,000)	(86,000)	309,000
Accounts payable and accrued liabilities	(1,183,000)	122,000	(1,218,000)

Net cash used in operating activities	(2,014,000)	(1,470,000)	(1,112,000)

Cash Flows From Investing Activities:

Purchase of customer list			(50,000)
Purchase of furniture, equipment and leasehold improvements	(262,000)	(21,000)	(200,000)
Subordinated loan to investee			(10,000,000)
Repayment of subordinated loan to investee			10,000,000
Collection (payment) of advances made to equity investees	24,000	41,000	(44,000)

Net cash (used in) provided by investing activities	(238,000)	20,000	(294,000)

Cash Flows From Financing Activities:

Purchase of treasury shares	(13,000)	(29,000)	(132,000)

Net cash used in financing activities	(13,000)	(29,000)	(132,000)

Net decrease in cash and cash equivalents	(2,265,000)	(1,479,000)	(1,538,000)
Cash and cash equivalents - beginning of year	21,167,000	22,646,000	24,184,000

Cash and cash equivalents - end of year	$18,902,000	$21,167,000	$22,646,000

Supplemental Cash Flow Disclosures:
Cash for:
Income taxes paid (received), net	$34,000	$(717,000)	$16,000

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary Of Significant Accounting Policies

[1]	Business and Principles of Consolidation:

Siebert Financial Corp. (“Financial”), through its wholly owned subsidiary, Muriel Siebert & Co., Inc. (“Siebert”), engages in the business of providing discount brokerage services for customers, investment banking services for institutional clients and trading securities for its own account, and, through its wholly owned subsidiary, Siebert Women’s Financial Network, Inc. (“WFN”), engages in providing products, services and information devoted to women’s financial needs. The accompanying consolidated financial statements include the accounts of Financial and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Financial, Siebert and WFN collectively are referred to herein as the “Company”.

The municipal bond investment banking business is conducted by Siebert, Brandford, Shank & Co., L.L.C. (“SBS”), and related derivatives transactions are conducted by SBS Financial Products Company, LLC (“SBSFP”), investees not controlled or majority-owned, which are accounted for by the equity method of accounting (see Note B). The equity method provides that the Company records its share of the investees’ earnings or losses in its results of operations with a corresponding adjustment to the carrying value of its investment. In addition, the investment is adjusted for capital contributions to and distributions from the investees. Operations of equity investees are considered integral to Financial’s operations.

[2]	Cash Equivalents:

Cash equivalents consist of highly liquid investments purchased with an original maturity of 3 months or less. Cash equivalents are carried at fair value and amount to $18,242,000 and $18,194,000 at December 31, 2012 and 2011, respectively, consisting of money market funds.

Cash equivalents – restricted of $1,532,000 at December 31, 2012 and 2011 representing cash invested in a money market fund which serves as collateral for a secured demand note payable in the amount of $1,200,000 to SBS (see Note I).

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

Note A - Summary Of Significant Accounting Policies (CONTINUED)

          Financial instruments of the Company are valued at fair value (Level 1) as of December 31, as follows:

	2012	2011

Financial Instrument	Level 1	Level 1

Cash equivalents	$19,774,000	$19,726,000
Securities	255,000	250,000

	$20,029,000	$19,976,000

At December 31, 2012 and 2011 respectively, securities include common stock of $255,000 and $250,000 valued on the last business day of the year at the last available reported sales price on the primary securities exchange.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. As the Company incurred a net loss for each of the years ended December 31, 2012, 2011 and 2010, basic and diluted net loss per common share are the same for each year as the effect of stock options is anti-dilutive. In 2012, 2011 and 2010, 400,000, 1,228,200 and 1,503,200 common shares, respectively, issuable upon the exercise of options were not included in the computation.

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

Trading profits are also recorded on a trade-date basis and principally represent riskless principal transactions which the Company, after receiving an order, buys or sells securities as principal and at the same time sells or buys the securities with a markup or markdown to satisfy the order.

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

Purchased intangibles which have finite useful lives are principally being amortized using the straight-line method over estimated useful lives of three to five years. Domain names and other intellectual property which are deemed to have an indefinite useful life are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles consists of a comparison of their fair value with their carrying amount (see notes A [14] and D).

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

In May 2011, the FASB issued guidance to expand disclosures for Level 3 measurements based on unobservable inputs. The guidance is effective for fiscal years beginning after December 15, 2011. The guidance was adopted by the Company as of January 2012, and did not have any impact on the Company’s disclosures.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on the Company’s financial statements.

Note B - Investment In Affiliates

Investment in and advances to, equity in income of, and distributions received from, affiliates consist of the following:

December 31, 2012	SBS	SBSFPC	TOTAL

Investment and advances	$8,950,000	$354,000	$9,304,000

Income from equity investees	$774,000	$32,000	$806,000

Distributions	$95,000	$2,000	$97,000

December 31, 2011	SBS	SBSFPC	TOTAL

Investment and advances	$8,295,000	$324,000	$8,619,000

Income from equity investees	$8,000	$21,000	$29,000

Distributions	$1,185,000	$—	$1,185,000

December 31, 2010	SBS	SBSFPC	TOTAL

Income (loss) from equity investees	$4,102,000	$(24,000)	$4,078,000

Distributions	$3,344,000	$2,000	$3,346,000

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

Summarized financial data of SBS is as follows:

	2012	2011	2010

Total assets, including secured demand note of 1,200,000 in each year due from Siebert	$27,752,000	$31,403,000
Total liabilities, including subordinated liabilities $1,200,000 in each year due to Siebert	9,555,000	14,592,000
Total members’ capital	18,197,000	16,811,000
Regulatory minimum net capital requirement	250,000	493,000
Total revenue	28,246,000	26,441,000	$48,769,000
Net income	1,579,000	17,000	8,372,000

During 2012, 2011 and 2010, Siebert charged SBS $75,000 for each year, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services. In addition, during each of the years 2012, 2011 and 2010, Siebert earned interest income of $48,000, $48,000 and $73,000, respectively, from SBS in connection with subordinated loans available or made to SBS and Siebert paid SBS interest earned on restricted cash equivalents amounted to $2,900, $2,500 and $3,500 in 2012, 2011 and 2010, respectively (see Note I (5)). Further, on November 1, 2010, Siebert entered into a temporary subordinated loan agreement with SBS in the amount of $10 million bearing interest at 2% and maturing on December 15, 2010. The note was repaid in December 2010 and interest received from SBS amounted to $25,000.

Siebert’s share of undistributed earnings from SBS amounted to $8,524,000 and $7,845,000 at December 31, 2012 and 2011, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the Principals and SBS’s continued compliance with its regulatory net capital requirements.

Summarized financial data of SBSFPC is as follows:

	2012	2011	2010

Total assets	$167,841,000	$238,290,000
Total liabilities	166,775,000	237,317,000
Total members’ capital	1,066,000	974,000
Total revenue	293,000	610,000	$124,000
Net income (loss)	98,000	61,000	(72,000)

At December 31, 2012 and 2011, SBSFPC had cumulative distributions in excess of cumulative earnings in the amount of $135,000 and $226,000, respectively, of which Siebert’s share was $45,000 and $75,000, respectively.

Note C - Furniture, Equipment And Leasehold Improvements, Net

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2012	2011

Equipment	$527,000	$2,307,000
Leasehold improvements	22,000	29,000
Furniture and fixtures	3,000	23,000

	552,000	2,359,000
Less accumulated depreciation and amortization	(240,000)	(1,602,000)

	$312,000	$757,000

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 amounted to $274,000, $510,000 and $523,000, respectively.

Due to the Company’s discontinuation of its relationship with a software vendor on June 30, 2012, which had developed and maintained Siebert’s website, the Company wrote-off remaining related software development costs of $433,000. The unamortized carrying value of such development costs consisted of $1,856,000 of cost net of $1,423,000 of accumulation amortization. Effective July 1, 2012, such services are provided by the Company’s clearing broker.

Note D - Intangible Assets

In 2000, WFN acquired the stock of WFN Women’s Financial Network, Inc. (“WFNI”) and HerDollar.com, Inc., companies in the development stage which had yet to commence principal operations and had no significant revenue for aggregate consideration of $2,310,000, including costs. The transactions were accounted for as purchases of assets consisting of domain name, website and content, and a non-compete agreement (the “Acquired Intangible Assets”). Related deferred tax assets attributable to net operating loss carryforwards of the acquired companies and deferred tax liabilities attributable to the excess of the statement bases of the acquired assets over their tax bases were reflected as an adjustment to the carrying amount of such intangibles (see Note E).

Intangible assets consist of the following:

	December 31, 2012		December 31, 2011

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Amortization Accumulated

Amortizable assets:
Website, content and non-compete	$1,850,000	$1,850,000	$1,850,000	$1,850,000
Retail brokerage accounts	2,638,000	2,610,000	2,638,000	2,600,000

	$4,488,000	$4,460,000	$4,488,000	$4,450,000

Unamortized intangible assets:
Domain name/intellectual property	$300,000		$600,000

Amortization expense		$10,000		$10,000

During 2010 and 2012, the Company recorded impairment charges and wrote down the carrying value of its unamortized intangible assets by $150,000 and $300,000, respectively, representing the excess of carrying value over its fair value. Such write downs were due to a continuing decline in the Company’s revenue attributable to such intangibles. The Company valued the domain name using the income approach methodology known as the relief from royalty method determined based on significant Level 3 inputs including for 2012 discount rate of 27%, long-term growth rate of 2% and royalty rate of 4%. The premise behind the valuation of these assets is that a buyer would be willing to pay a royalty for the right to use an established or recognized trade name in order to gain market acceptance, which a product or service otherwise might not enjoy.

Note E - Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries.

Income tax expense (benefit) provision consists of the following:

	Year Ended December 31,

	2012	2011	2010

Federal income tax expense (benefit):

Current	$—	$—	$286,000
Deferred	—	—	731,000

	—	—	1,017,000

State and local:

Current	34,000	23,000	—
Deferred	—	—	592,000

	34,000	23,000	592,000

Total:
Current	34,000	23,000	286,000
Deferred	—	—	1,323,000

	$34,000	$23,000	$1,609,000

A reconciliation between the income tax benefit and income taxes computed by applying the statutory Federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,

	2012	2011	2010

Expected income tax benefit at statutory Federal tax rate (34%)	$(47,000)	$(1,812,000)	$(351,000)
State and local taxes, net of Federal tax effect	22,000	(406,000)	(67,000)
Increase in valuation allowance	—	2,177,000	1,980,000
Permanent difference	36,000	36,000	47,000
Other	23,000	28,000	—

Income tax expense	$34,000	$23,000	$1,609,000

Note E - Income Taxes (Continued)

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and their tax basis. The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,

	2012	2011

Deferred tax asset:
Net operating loss carryforwards	$3,239,000	$3,060,000
Employee stock based compensation	237,000	231,000
Retail brokerage accounts	362,000	430,000
Contribution carryover	345,000	252,000
Furniture, equipment and leasehold improvements	59,000	68,000
Accrued expenses	134,000	400,000
Accrued compensation and other	179,000	59,000

	4,555,000	4,500,000
Valuation allowance	(4,432,000)	(4,260,000)

	123,000	240,000
Deferred tax liability:
Acquired intangible assets	(123,000)	(240,000)

	$0	$0

Due to cumulative losses incurred by the Company during the current and prior two years, the Company is unable to conclude that it is more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its deferred tax asset at December 31, 2012 and 2011.

At December 31, 2012, the Company has state net operating loss carryforwards aggregating $13.1 million, which expires through 2032 in various states. In addition, the Company has federal net operating loss carryforwards of $6.2 million at December 31, 2012, which expires through 2032. The Company also has additional federal net operating loss carryforwards of $775,000 at December 31, 2012 which is attributable to WFN and expires through 2020. Utilization of WFN’s federal net operating loss carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code.

The Company applied the “more-likely-than not” recognition threshold to all tax positions taken or expected to be taken in a tax return which resulted in no unrecognized tax benefits reflected in the financial statements as of December 31, 2012. The Company classifies interest and penalties that would accrue according to the provisions of relevant tax law as income taxes.

The provision for income taxes in 2012 represents a state tax assessment of $34,000 relating to years 2007, 2008 and 2009 based on a tax examination completed by New York state in 2012. For federal and certain state and local jurisdictions, the 2009 through 2012 tax years remain open by the taxing authorities. For other states the 2008 through 2012 tax years remain open for examinations.

Note F - Stockholders’ Equity

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2012 and 2011, Siebert had net capital of approximately $16,962,000 and $17,814,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. During 2010, 2011 and 2012, the Company repurchased 62,647, 17,179 and 8,107 shares of common stock at an average price of $2.10, $1.68 and $1.67, respectively. As of December 31, 2012, 116,871 of common shares have been repurchased pursuant to such authorization.

Note G - Options

The Company’s 2007 Long-Term Incentive Plan (the “Plan”) authorizes the grant of options to purchase up to an aggregate of 2,000,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall not be less than the fair market value on the date of grant. No option may be granted under the Plan after December 2017. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. At December 31, 2012, options for 1,700,000 shares of common stock are available for grant under the Plan.

A summary of the Company’s stock option transactions for the three years ended December 31, 2012 is presented below:

		2012		2011		2010

		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the year		1,228,200	$3.88	1,503,200	$4.14	1,719,700	$4.00
Expired/forfeited		(828,200)	$4.14	(275,000)	$5.33	(216,500)	$2.98

Outstanding - end of year	(a)	400,000	$3.33	1,228,200	$3.88	1,503,200	$4.14

Fully vested and Exercisable at end of year	(a)	400,000	$3.33	1,228,200	$3.88	1,498,200	$4.15

(a)	Weighted average remaining contractual terms of 4.7 years and no aggregate intrinsic value.

For the year ended December 31, 2012, 2011 and 2010, no stock options were granted.

As of December 31, 2012, there was no unrecognized compensation cost.

Note H – Clearing Agreement

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

Note I - Commitments, Contingencies And Other

(1)

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2012, 2011 or 2010.

(2)

In a prior year, Siebert was named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. The complaint was brought on behalf of a class of purchasers in a public offering by Lehman Brothers Holdings, Inc. of $1,500,000,000 of 6.75% Subordinated Notes due 2017 (the “Notes”) as to Siebert and certain smaller issuances of other securities. The complaint asserted that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933 in that relevant offering materials were false and misleading. Siebert had agreed to purchase $15 million of the Notes and $462,953 of the other securities as an underwriter in the offerings. Siebert and the plaintiffs’ class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert. The settlement was accrued as of December 31, 2011, paid into an escrow account during the first quarter of 2012 and approved by the court on May 2, 2012. As certain plaintiffs did not agree to a settlement or purchased securities that were not covered by the settlement, additional liability to Siebert is possible. At present, Siebert is unable to determine the potential liability, if any.

Note I - Commitments, Contingencies And Other (continued)

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company.

(3)

The Company rents discount retail brokerage and other office space under long-term operating leases expiring in various periods through 2015. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

Year Ending December 31,	Amount

2013	825,000
2014	206,000
2015	80,000

$1,111,000

Rent expense, including escalations for operating costs, amounted to approximately $907,000, $1,095,000 and $1,274,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

(4)

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2012, 2011 and 2010.

(5)

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

(6)	During 2012, commission income earned from one customer accounted for approximately 12% of total revenue.

Note J - Summarized Quarterly Financial Data (Unaudited)

	2012				2011

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$6,553,000	$5,625,000	$4,073,000	$4,732,000	$5,503,000	$4,498,000	$5,857,000	$4,341,000
Net income (loss)	$625,000	$447,000	$(912,000)	$(331,000)	$(2,004,000)	$(1,790,000)	$(591,000)	$(994,000)
Earnings (loss) per share:
Basic	$0.03	$0.02	$(0.04)	$(0.01)	$(0.09)	$(0.08)	$(0.03)	$(0.04)
Diluted	$0.03	$0.02	$(0.04)	$(0.01)	$(0.09)	$(0.08)	$(0.03)	$(0.04)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ capital and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
February 22, 2013

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Financial Condition

	December 31,

	2012	2011

ASSETS
Cash and cash equivalents	$12,510,002	$27,881,153
Accounts receivable	958,060	218,522
Securities owned, at fair value	11,264,998
Due from broker		3,125
Receivable from affiliate	36,309	33,595
Secured demand note	1,200,000	1,200,000
Furniture, equipment and leasehold improvements, net	1,024,528	1,227,240
Other assets	758,007	839,561

	$27,751,904	$31,403,196

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to affiliate	$27,644	$52,436
Due to broker	2,320,760
Accounts payable and accrued expenses	5,375,185	6,652,981
Deferred rent	631,815	686,663

	8,355,404	7,392,080

Subordinated debt	1,200,000	7,200,000

Total liabilities	9,555,404	14,592,080

Members’ capital	18,196,500	16,811,116

	$27,751,904	$31,403,196

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Operations

	Years Ended December 31,

	2012	2011	2010

Revenues:
Investment banking	$23,092,819	$20,625,468	$41,275,623
Trading profits	5,149,140	5,811,327	7,488,092
Interest and other	4,389	4,278	5,429

	28,246,348	26,441,073	48,769,144

Expenses:
Employee compensation and benefits	20,541,452	19,878,202	33,076,985
Clearing fees	129,694	142,648	194,957
Communications	905,970	940,907	880,792
Occupancy	1,052,908	1,065,030	1,020,409
Professional fees	591,175	623,415	680,673
Interest	66,718	59,290	73,000
State and local income tax	78,706	120,907	435,187
General and administrative	3,300,549	3,593,466	4,035,029

	26,667,172	26,423,865	40,397,032

Net income	$1,579,176	$17,208	$8,372,112

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Members’ Capital

Balance - January 1, 2010	$17,663,219
Distributions to members	(6,824,179)
Net income	8,372,112

Balance - December 31, 2010	19,211,152
Distributions to members	(2,417,244)
Net income	17,208

Balance - December 31, 2011	16,811,116
Distributions to members	(193,792)
Net income	1,579,176

Balance - December 31, 2012	$18,196,500

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Cash Flows

	Years Ended December 31,

	2012	2011	2010

Cash flows from operating activities:
Net income	$1,579,176	$17,208	$8,372,112
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	266,093	256,161	237,045
Changes in:
Accounts receivable	(739,538)	(2,260,023)	(142,013)
Due to/from broker	2,323,885	(508,730)	1,948,895
Securities owned, at fair value	(11,264,998)	11,816,604	(11,816,604)
Other receivable			491,441
Other assets	81,554	102,903	107,658
Payable to (receivable from) affiliates	(27,506)	(49,432)	43,429
Accounts payable and accrued expenses	(1,277,796)	(9,336,178)	(623,750)
Deferred rent	(54,848)	(54,888)	250,110

Net cash (used in) provided by operating activities	(9,113,978)	4,503,671	(1,131,677)

Cash flows from investing activities:
Purchase of leasehold improvements and equipment	(63,381)	(65,053)	(381,046)

Cash flows from financing activities:
Distributions to members	(193,792)	(2,417,244)	(6,824,179)
Subordinated borrowings		6,000,000	10,000,000
Subordinated repayments	(6,000,000)		(10,000,000)

Net cash (used in) provided by financing activities	(6,193,792)	3,582,756	(6,824,179)

Net (decrease) increase in cash and cash equivalents	(15,371,151)	8,021,374	(8,336,902)
Cash and cash equivalents - beginning of year	27,881,153	19,859,779	28,196,681

Cash and cash equivalents - end of year	$12,510,002	$27,881,153	$19,859,779

Supplemental disclosures of cash flow information:
Taxes paid	$101,517	$154,726	$404,483
Interest paid	$66,718	$48,000	$73,000

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2012 and 2011

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Organization:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS” or the “Company”) engages in the business of tax-exempt underwriting and related trading activities. The Company qualifies as a Minority and Women Owned Business Enterprise in certain municipalities.

[2]	Cash equivalents:

Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents, which are valued at fair value, consist of money market funds which amounted to $12,327,108 and $27,881,153 at December 31, 2012 and 2011, respectively.

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

Level 3

Unobservable inputs which reflect the assumptions that the managing members develop based on available information about the assumptions market participants would use in valuing the asset or liability.

The classification of financial instruments valued at fair value as of December 31, 2012 and 2011 is as follows:

	December 31, 2012

	Level 1	Level 2	Total

Cash equivalents	$12,327,108		$12,327,108
Municipal Bonds		$11,264,998	$11,264,998

	$12,327,108	$11,264,998	$23,592,106

	December 31, 2011

	Level 1	Level 2	Total

Cash equivalents	$27,881,153		$27,881,153

The fair value of municipal bonds is determined using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates and bond default risk spreads.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2012 and 2011

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

[7]	Investment banking revenues:

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

The Company is not subject to federal income taxes. Instead, the members are required to include in their income tax returns their respective share of the Company’s income or loss. The Company is subject to tax in certain state and local jurisdictions. Deferred taxes are not significant.

NOTE B - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt consists of the following:

	December 31,

	2012	2011

Payable to member (a)	$1,200,000	$1,200,000
Payable to clearing broker (b)		6,000,000

	$1,200,000	$7,200,000

(a)

Consists of a Secured Demand Note Collateral Agreement payable to Muriel Siebert & Co., Inc. (“Siebert”), a member of the Company, in the amount of $1,200,000 bearing 4% interest and due August 31, 2014. On November 1, 2010, the Company entered into a temporary subordinated loan agreement with Siebert in the amount of $10,000,000 bearing interest at 2% and maturing on December 15, 2010. The note was repaid in December 2010. Interest expense paid to Siebert for each of the years ended December 31, 2012, 2011 and 2010 amounted to $48,000, $48,000 and $73,000, respectively.

(b)

On December 14, 2011, the Company entered into a temporary subordinated loan agreement with National Financial Services, its clearing broker, in the amount of $6,000,000, bearing interest at the federal funds rate plus 4% (4.04% at December 31, 2011), which it repaid on January 27, 2012. Interest expense accrued in 2011 amounted to approximately $11,000.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule. To the extent that such borrowing is required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,532,000 at both December 31, 2012 and December 31, 2011. Interest earned on the collateral paid by Siebert to SBS amounted to approximately $2,900, $2,500 and $3,500 in 2012, 2011 and 2010, respectively.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2012 and 2011

Note C - Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment, and leasehold improvements consist of the following:

	December 31,

	2012	2011

Equipment	$855,315	$821,463
Furniture and leasehold improvements	1,653,042	1,623,513

	2,508,357	2,444,976
Less accumulated depreciation and amortization	1,483,829	1,217,736

	$1,024,528	$1,227,240

Depreciation and amortization expense for 2012, 2011 and 2010 amounted to $266,093, $256,161 and $237,045, respectively.

Note D - Net Capital

The Company is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2012 and 2011, the Company had net capital of $20,722,398 and $21,353,097, respectively, which was $20,472,398 and $20,860,291, respectively, in excess of its required net capital and its ratio of aggregate indebtedness to net capital was 0.09 and 0.35 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

Note E - Commitments

The Company rents office space under long-term operating leases expiring through 2020. These leases call for base rent plus escalations for property taxes and other operating expenses. Future minimum base rent under these operating leases as of December 31, 2012 are as follows:

Year Ending December 31,	Amount

2013	$946,000
2014	842,000
2015	735,000
2016	577,000
2017	459,000
Thereafter	1,038,000

$4,597,000

Rent expense, including taxes and operating expenses for 2012, 2011 and 2010 amounted to $1,052,908, $1,065,030 and $1,020,409, respectively.

In prior years, the Company purchased leasehold improvements of approximately $620,000 which were reimbursed by the landlord. The Company recorded such reimbursement as a credit to deferred rent liability, which is being recognized as a reduction of rental expense on a straight-line basis over the term of the lease.

Rent expense is being charged to operations on a straight-line basis resulting in a deferred rent liability which, together with the deferred rent discussed above, amounted to $631,815 at December 31, 2012 and $686,663 at December 31, 2011.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2012 and 2011

Note F - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,

	2012	2011

Accounts payable	$98,038	$1,488,400
Accrued bonus and other employee compensation	5,011,647	5,037,575
Other accrued expenses	265,500	127,006

	$5,375,185	$6,652,981

Note G - Other

During each of 2012, 2011 and 2010, the Company was charged $75,000 by Siebert for general and administrative services.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ MURIEL F. SIEBERT

Muriel F. Siebert
Chair, Chief Executive Officer and President

Date:	April 1, 2013

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Muriel F. Siebert	Chair, Chief Executive Officer, President and Director	April 1, 2013

Muriel F. Siebert	(principal executive officer)

/s/ Jeanne Rosendale	Executive Vice President	April 1, 2013

Jeanne Rosendale	and General Counsel

/s/ Joseph M. Ramos, Jr.	Chief Financial Officer	April 1, 2013

Joseph M. Ramos, Jr.	and Assistant Secretary (principal financial and accounting officer)

/s/ Patricia L. Francy	Director	April 1, 2013

Patricia L. Francy

/s/ Leonard M. Leiman	Director	April 1, 2013

Leonard M. Leiman

/s/ Jane H. Macon	Director	April 1, 2013

Jane H. Macon

/s/ Robert P. Mazzarella	Director	April 1, 2013

Robert P. Mazzarella

/s/ Nancy Peterson Hearn	Director	April 1, 2013

Nancy Peterson Hearn

EXHIBIT INDEX

Exhibit No.	Description Of Document

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