Form 10-Q
period 2013-03-31
SIEBERT FINANCIAL CORP
filed 2013-05-15
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________________________

Commission file number	0-5703

Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 2, 2013, there were 22,085,860 shares of Common Stock, par value $.01 per share outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2013 (unaudited)	December 31, 2012

ASSETS
Cash and cash equivalents	$18,634,000	$18,902,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	1,080,000	1,923,000
Securities owned, at fair value	330,000	255,000
Furniture, equipment and leasehold improvements, net	324,000	312,000
Investment in and advances to affiliates	8,606,000	9,304,000
Prepaid expenses and other assets	948,000	900,000
Intangibles, net	325,000	328,000

	$31,779,000	$33,456,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:

Accounts payable and accrued liabilities	$2,124,000	$2,416,000

Contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, and 22,087,486 and 22,097,392 shares outstanding at March 31, 2013 and December 31, 2012, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	14,690,000	16,059,000
Less: 1,124,360 and 1,114,454 shares of treasury stock, at cost at March 31, 2013 and December 31, 2012, respectively	(4,757,000)	(4,741,000)

	29,655,000	31,040,000

	$31,779,000	$33,456,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,

	2013	2012

Revenues:
Commissions and fees	$2,985,000	$5,158,000
Investment banking	730,000	509,000
Trading profits	535,000	863,000
Interest and dividends	16,000	23,000

	4,266,000	6,553,000

Expenses:
Employee compensation and benefits	2,259,000	2,489,000
Clearing fees, including floor brokerage	584,000	967,000
Professional fees	844,000	790,000
Advertising and promotion	99,000	138,000
Communications	347,000	488,000
Occupancy	257,000	251,000
Other general and administrative	551,000	651,000

	4,941,000	5,774,000

Loss from equity investees	(694,000)	(154,000)

Net (loss) income	$(1,369,000)	$625,000

Net (loss) income per share of common stock - Basic and Diluted	$(.06)	$.03
Weighted average shares outstanding - Basic and Diluted	22,093,322	22,103,495

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,

	2013	2012

Cash flows from operating activities:
Net (loss) income	$(1,369,000)	$625,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	31,000	109,000
Loss from equity investees	694,000	154,000
Distribution from equity investees	73,000	2,000
Changes in:
Securities owned, at fair value	(75,000)	(14,000)
Receivable from brokers	843,000	(586,000)
Prepaid expenses and other assets	(48,000)	(103,000)
Accounts payable and accrued liabilities	(292,000)	(603,000)

Net cash used in operating activities	(143,000)	(416,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(40,000)	(154,000)
Advances to equity investees	(69,000)	(46,000)

Net cash used in investing activities	(109,000)	(200,000)

Cash flows from financing activities:
Purchase of treasury shares	(16,000)	(6,000)

Net cash used in financing activities	(16,000)	(6,000)

Net decrease in cash and cash equivalents	(268,000)	(622,000)
Cash and cash equivalents - beginning of period	18,902,000	21,167,000

Cash and cash equivalents - end of period	$18,634,000	$20,545,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$26,000	$12,000

See notes to condensed consolidated financial statements

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2012 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Because of the nature of the Company’s business, the results of operations for the three months ended March 31, 2013 are not necessarily indicative of operating results for the full year.

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

Financial instruments valued of the Company are at fair value (Level 1) at March 31, 2013 as follows:

Financial Instruments	Level 1	Total

Cash equivalents	$19,525,000	$19,525,000

Securities	330,000	330,000

	$19,855,000	$19,855,000

Securities include common stock of $330,000 valued on the last business day of the period at the last available reported sales price on the primary securities exchange. As of March 31, 2013, the Company did not hold any level 2 or level 3 financial statements.

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. There were no dilutive options for the three months ended March 31, 2012. Accordingly, basic and diluted income per share are the same for the period. Basic and diluted net loss per common share for the three months ended March 31, 2013 are the same as the effect of stock options is anti-dilutive. Shares underlying stock options not included in the diluted computation amounted to 400,000 and 1,228,200 in 2013 and 2012.

5.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of March 31, 2013, Siebert had net capital of approximately $16,751,000 as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under section 15c3-3(k)(2)(ii).

6.	Revenue:

Commission, revenues and related clearing expenses are recorded on a trade-date basis. Fees, consisting principally of revenue participation with the Company’s clearing broker in distribution fees and interest, are recorded as earned.

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

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Under this program, shares are purchased from time to time, at management’s discretion, in the open market and in private transactions. The Company purchased 9,906 shares at a cost of $16,000 (average price per share of $1.56) in the first quarter of 2013.

There are no stock option transactions during the three months ended March 31, 2013. At March 31, 2013, there are 400,000 outstanding options at a weighted average exercise price of $3.33, which were fully vested and exercisable. As of March 31, 2013, there were no unrecognized compensation costs.

8.	Investment in and advances to affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income or loss from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

Summarized financial data of SBS is set forth below.

	March 31, 2013	March 31, 2012

Total assets, including secured demand note of $1,200,000 due from Siebert	$23,931,000
Total liabilities, including subordinated liabilities of $1,200,000 due to Siebert	7,111,000
Total members’ capital	16,820,000
Regulatory minimum net capital requirement	250,000
Total revenues	3,995,000	$5,626,000
Net loss	(1,229,000)	(299,000)

Siebert charged SBS $25,000 and $19,000 during the three months ended March 31, 2013 and 2012, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net loss for the three months ended March 31, 2013 and 2012 amounted to $602,000 and $146,000, respectively.

Siebert received distributions of $73,000 from SBS during the three months ended March 31, 2013 and Siebert’s share of undistributed earnings from SBS amounted to $7.8 million at March 31, 2013. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory net capital requirements.

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

Summarized financial data of SBSFPC is set forth below.

	March 31, 2013		March 31, 2012

Total assets	$150,890,000
Total liabilities	150,099,000
Total members’ capital	791,000
Total revenues	(222,000	)*	$21,000
Net loss	(275,000)		(25,000)

*Negative balance was attributable to unrealized loss on derivative contracts.

The Company’s share of net loss for the three months ended March 31, 2013 and 2012 amounted to $92,000 and $8,000, respectively.

At March 31, 2013, SBSFPC had accumulated distributions in excess of cumulative earnings in the amount of $409,000 of which the Company’s share was $136,000. The Company received no distribution from SBSFPC during the three months ended March 31, 2013.

9.	Contingencies and Commitments:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months ended March 31, 2013 and 2012.

In a prior year, Siebert was named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. The complaint was brought on behalf of a class of purchasers in a public offering by Lehman Brothers Holdings, Inc. of $1,500,000,000 of 6.75% Subordinated Notes due 2017 (the “Notes”) as to Siebert and certain smaller issuances of other securities. Siebert had agreed to purchase $15 million of the Notes and $462,953 of the other securities as an underwriter in the offerings. Siebert and the plaintiffs’ class resolved all claims against Siebert in consideration of a $1 million payment by Siebert which was paid in a prior year. As certain plaintiffs did not agree to a settlement or purchased securities were not covered by the settlement, additional liability to Siebert is possible. At present, Siebert is unable to determine the potential liability, if any.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management all such claims, suits and complaints are without merit, or involve amounts which would not have a material effect on the financial position or results of operations of the Company.

Siebert is party to a Secured Demand Note Collateral Agreement, as amended on July 27, 2012, with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. The secured demand note payable held by SBS and a related $1,200,000 receivable due from SBS are included in investments in and advances to equity investees in the accompanying consolidated statements of financial condition. Amounts that Siebert is obligated to lend under this arrangement are collateralized by cash equivalents of $1,532,000. Any amounts loaned will bear interest at 4% per annum and are repayable on August 31, 2014.

10.	Income taxes:

There is no provision for income taxes on income in the 2012 period as the Company had available net operating loss carryforward (which had been fully reserved) to offset such income. No tax benefit has been recognized for the loss in the 2013 period as the Company has fully offset the related deferred tax asset by a valuation allowance due to cumulative losses incurred by the Company and its subsidiaries during the prior three years.

11.	Reclassifications:

As previously reported for the quarter ended March 31, 2012, the Company recorded various minimum state taxes based on gross revenues and capital which was presented as income taxes on the consolidated statement of operations. The Company has reclassified such taxes to general and administrative expenses to conform to the 2013 presentation.

12.	Concentrations:

During the quarter ended March 31, 2012, commission income earned from one customer accounted for approximately 21% of total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and our unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The recent financial crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. had a loss for the current period of approximately $1,229,000. This resulted in a loss to the Company of $602,000 for the current three month period. Our expenses include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operations and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of March 31, 2013 and 2012 and for the three months ended March 31, 2013 and 2012, respectively, which we use in evaluating our business.

	For the Three Months ended March 31,
Retail Customer Activity:	2013	2012

Total retail trades:	84,878	103,123
Average commission per retail trade:	$22.64	$31.75

	As of March 31,
Retail customer balances:	2013	2012
Retail customer net worth (in billions):	$6.9	$6.8
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in millions):	$186.0	$237.0
Retail customer accounts with positions:	40,904	44,003

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

Recent Developments

          On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. The Company purchased 9,906 shares at a cost of $16,000 (average price per share of $1.56) in the first quarter of 2013.

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

Results of Operations

We had a net loss of $1.4 million and a net income of $625,000 for the three months ended March 31, 2013 and 2012, respectively.

Total revenues for the three months ended March 31, 2013 were $4.3 million, a decrease of $2.3 million or 34.9% from the same corresponding period in 2012.

          Commission and fee income for the three months ended March 31, 2013 was $3.0 million, a decrease of $2.2 million or 42.1% from the same corresponding period in 2012 primarily due to a decrease in retail customer trading as well as a decrease in fees from margin debits due to lower average margin debit balances. Additionally, there was a decrease in our institutional trading commissions and our commission recapture operations.

          Investment banking revenues for the three months ended March 31, 2013 were $730,000, an increase of $221,000 or 43.4% from the same corresponding period in 2012 primarily due to our participation in more new issues in the equity and debt markets.

          Trading profits were $535,000 for the three months ended March 31, 2013, a decrease of $328,000 or 38.0% from the same corresponding period in 2012 due to an overall decrease in riskless principal trading volume in the debt markets and the loss of a debt sales-trader in the fourth quarter of 2012.

Interest and dividends for the three months ended March 31, 2013 were $16,000, a decrease of $7,000 or 30.4% from the same corresponding period in 2012 primarily due to lower cash balances.

Total expenses for the three months ended March 31, 2013 were $4.9 million, a decrease of $833,000 or 14.4% from the same corresponding period in 2012.

          Employee compensation and benefit costs for the three months ended March 31, 2013 were $2.3 million, a decrease of $230,000 or 9.2% from the same corresponding period in 2012 due to a decrease in commissions paid based on production in the debt capital markets and retail operations.

          Clearing and floor brokerage costs for the three months ended March 31, 2013 were $584,000, a decrease of $383,000 or 39.6% from the same corresponding period in 2012 primarily due to lower retail trading volumes as well as execution charges for institutional equity customers.

          Professional fees were $844,000 for the three months ended March 31, 2013, an increase of $54,000, or 6.8% from the same corresponding period in 2012 primarily due to an increase in legal fees relating to a dispute with a former employee and increases in consulting fees relating to our Information Technology department offset by a decrease in consulting fees relating to our commission recapture business.

          Advertising and promotion expenses for the three months ended March 31, 2013 were $99,000, a decrease of $39,000 or 28.3% from the same corresponding period in 2012 due to a decrease in online advertising.

          Communications expense for the three months ended March 31, 2013 was $347,000, a decrease of $141,000 or 28.9% from the same corresponding period in 2012 primarily due to a decrease in Bloomberg devices due to fewer employees in the Institutional Trading department and the elimination of costs associated with the discontinuance of our website developed and maintained by a software vendor as of June 2012.

Occupancy costs for the three months ended March 31, 2013 were $257,000, an increase of $6,000 or 2.4% from the same corresponding period in 2012 due to the an increase in our New York office rents.

          Other general and administrative expenses were $551,000, a decrease of $100,000 or 15.4% from the same corresponding period in 2012 due to a decrease in depreciation, registration and placement fees offset by increases in supplies and travel and entertainment..

          Loss from Siebert’s equity investment in Siebert, Brandford, Shank & Co., L.L.C., an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended March 31, 2013 was $602,000, compared to a loss of $146,000 from the same corresponding period in 2012 due to SBS participating in fewer municipal bond offerings as senior- and co-manager. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”), for the three months ended March 31, 2013 was $92,000 as compared to a loss of $8,000 from the same corresponding period in 2012. The losses in 2013 and 2012 were due to the marked to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          There is no provision for income taxes for the three months ended March 31, 2012 because the Company utilized its net operating loss carry forward for which no benefit was previously recognized. No tax benefit related to the pre-tax loss was recorded for the three months ended March 31, 2013 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at March 31, 2013 were $32 million. As of that date, $20 million, or 63.5%, of our total assets were regarded by us as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2013, Siebert’s regulatory net capital was $16.8 million, $16.5 million in excess of its minimum capital requirement of $250,000.

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company purchased 9,906 shares at an average price of $1.56 in the first quarter of 2012.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of March 31, 2013. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2014 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions as of March 31, 2013.

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

          There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

          We are involved in various routine lawsuits of a nature we deem to be customary and incidental to our business. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions.

We purchased 9,906 shares at an average price of $1.56 in the first quarter of 2013.

A summary of our repurchase activity for the three months ended March 31, 2013 is as follows:

Issuer Purchases Of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs

January 2013	1,465	$1.67	118,336	181,664
February 2013	4,059	$1.56	122,395	177,605
March 2013	4,382	$1.52	126,777	173,223
Total	9,906	$1.56	126,777	173,223

Item 6. Exhibits

31.1	Certification of Muriel F. Siebert pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Muriel F. Siebert of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Muriel F. Siebert

Muriel F. Siebert
Chairwoman and President
(principal executive officer)

Dated: May 15, 2013

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 15, 2013