Form 10-Q
period 2013-06-30
SIEBERT FINANCIAL CORP
filed 2013-08-14
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number	0-5703

Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714

(State or Other Jurisdiction of Incorporation or Oroganization)	(I.R.S. Employer Identification No.)

885 Third Avenue, New York, NY 10022

(Address of Principal Executive Offices)

(212) 644-2400

(Registrant’s Telephone Number, Including Area Code)(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 3, 2013, there were 22,085,126 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2013 (Unaudited)	December 31, 2012

ASSETS
Cash and cash equivalents	19,404,000	$18,902,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	967,000	1,923,000
Securities owned, at fair value	334,000	255,000
Furniture, equipment and leasehold improvements, net	304,000	312,000
Investment in and advances to affiliates	7,083,000	9,304,000
Prepaid expenses and other assets	820,000	900,000
Intangibles, net	323,000	328,000

	30,767,000	33,456,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	2,468,000	2,416,000

Contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, and 22,085,126 and 22,097,392 shares outstanding at June 30, 2013 and December 31, 2012, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	13,337,000	16,059,000
Less: 1,126,720 and 1,114,454 shares of treasury stock, at cost at June 30, 2013 and December 31, 2012, respectively	(4,760,000)	(4,741,000)

	28,299,000	31,040,000

	30,767,000	$33,456,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Revenues:
Commissions and fees	$2,904,000	$3,879,000	$5,889,000	$9,037,000
Investment banking	751,000	1,198,000	1,481,000	1,707,000
Trading profits	607,000	531,000	1,142,000	1,394,000
Interest and dividends	16,000	17,000	32,000	40,000

	4,278,000	5,625,000	8,544,000	12,178,000

Expenses:
Employee compensation and benefits	2,249,000	2,631,000	4,508,000	5,120,000
Clearing fees, including floor brokerage	675,000	667,000	1,259,000	1,634,000
Professional fees	1,109,000	820,000	1,953,000	1,610,000
Advertising and promotion	76,000	89,000	175,000	227,000
Communications	328,000	498,000	675,000	986,000
Occupancy	259,000	226,000	516,000	477,000
Write off of software development costs		433,000		433,000
Other general and administrative	558,000	653,000	1,109,000	1,304,000

	5,254,000	6,017,000	10,195,000	11,791,000

(Loss) income from equity investees	(377,000)	839,000	(1,071,000)	685,000

Net (loss) income	(1,353,000)	$447,000	(2,722,000)	$1,072,000

Net (loss) income per share of common stock - Basic and Diluted	($.06)	$.02	($.12)	$.05
Weighted average shares outstanding - Basic and Diluted	22,085,830	22,101,308	22,089,555	22,102,402

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2013	2012

Cash flows from operating activities:
Net (loss) income	(2,722,000)	$1,072,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	63,000	219,000
Write off of software development costs		433,000
Loss (income) from equity investees	1,071,000	(685,000)
Distribution from equity investees	1,212,000	83,000
Changes in:
Securities owned, at fair value	(79,000)	19,000
Receivable from brokers	956,000	(407,000)
Prepaid expenses and other assets	80,000	49,000
Accounts payable and accrued liabilities	52,000	(329,000)

Net cash provided by operating activities	633,000	454,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(50,000)	(187,000)
Advances made to equity investees	(66,000)	(25,000)
Distribution from equity investee	4,000

Net cash used in investing activities	(112,000)	(212,000)

Cash flows from financing activities:
Purchase of treasury shares	(19,000)	(7,000)

Net cash used in financing activities	(19,000)	(7,000)

Net increase in cash and cash equivalents	502,000	235,000
Cash and cash equivalents - beginning of period	18,902,000	21,167,000

Cash and cash equivalents - end of period	19,404,000	$21,402,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	29,000	$15,000

                    See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2013 and 2012
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

The condensed consolidated financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2012 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2012. Because of the nature of the Company’s business, the results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of operating results for the full year.

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

Financial instruments of the Company which are recorded at fair value at June 30, 2013 follows:

Level 1

Cash equivalents	$20,295,000
Securities	334,000

$20,629,000

Cash equivalents primarily represent investments in money market funds. Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange. As of June 30, 2013, the Company did not hold any level 2 or level 3 financial instruments.

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for the three and six months ended June 30, 2013. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. There were no dilutive options for the three and six months ended June 30, 2012. Accordingly, basic and diluted income per share are the same for each period. Shares underlying stock options not included in the diluted computation amounted to 400,000 at June 30, 2013 and 478,200 at June 30, 2012.

5.	Net Capital:

Siebert is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of June 30, 2013, Siebert had net capital of approximately $17,144,000 as compared with net capital requirements of $250,000. Siebert claims exemptions from the reserve requirement under section 15c3-3(k)(2)(ii).

6.	Revenue:

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

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the six months ended June 30, 2013, the Company purchased 12,266 shares at an average price of $1.56.

There are no stock option transactions during the six months ended June 30, 2013. At June 30, 2013, there are 400,000 outstanding options at a weighted average exercise price of $3.33, which were fully vested and exercisable. As of June 30, 2013, there were no unrecognized compensation costs.

8.	Investment in and advances to affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income or loss from SBS is considered to be integral to Siebert’s operations and material to its results of operations.

Summarized financial data of SBS is set forth below.

	June 30, 2013	June 30, 2012

Total assets, including secured demand note of $1,200,000 due from Siebert	$18,224,000
Total liabilities, including subordinated liabilities of $1,200,000 due to Siebert	4,442,000
Total members’ capital	13,782,000
Regulatory minimum net capital requirement	250,000
Six months ended:
Total revenues	$9,028,000	$14,054,000
Net income (loss)	(1,941,000)	1,432,000
Three months ended:
Total revenues	5,034,000	8,428,000
Net income (loss)	(713,000)	1,730,000

Siebert charged SBS $50,000 and $38,000 for each of the six months ended June 30, 2013 and 2012, and $25,000 and $19,000 for each of the three months ended June 30, 2013 and 2012, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net (loss) income for the three months ended June 30, 2013 and 2012 amounted to ($349,000) and $847,000, respectively, and for the six months ended June 30, 2013 and 2012 amounted to ($951,000) and $701,000 , respectively.

Siebert received a distribution from SBS of $1,212,000 during the six months ended June 30, 2013, and Siebert’s share of undistributed earnings from SBS amounted to $6.4 million at June 30, 2013. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement among Siebert and the principals of SBS and SBS’s continued compliance with its regulatory net capital requirements.

SBS Financial Products Company, LLC (“SBSFPC”)

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in, SBSFPC which engages in derivatives transactions related to the municipal underwriting business. Income /(loss) from SBSFPC is considered to be integral to the Company’s operations and material to the results of operations.

Summarized financial data of SBSFPC is set forth below.

	June 30, 2013	June 30, 2012

Total assets	$143,444,000
Total liabilities	142,751,000
Total members’ capital	693,000
Six months ended:
Total revenues	(208,000)*	51,000
Net loss	(360,000)	(48,000)
Three months ended:
Total revenues	14,000	30,000
Net loss	(85,000)	(23,000)

*Negative balance was attributable to unrealized loss on derivative contracts.

The Company’s share of net loss of SBSFPC for the three months ended June 30, 2013 and 2012 amounted to $28,000 and $8,000, respectively. The Company’s share of net loss for the six months ended June 30, 2013 and 2012 amounted to $120,000 and $16,000, respectively.

At June 30, 2013, SBSFPC had cumulative distributions in excess of cumulative earnings in the amount of $507,000, of which the Company’s share was $169,000. The Company received a distribution from SBSFPC of $4,000 during the six months ended June 30, 2013 which is shown on the statement of cash flows as an investing activity as it represents a return of capital.

In July 2013, as a result of the filing of a bankruptcy petition by the City of Detroit, SBSFPC unwound certain derivative contracts with a financial institution pursuant to the terms of the contracts. The contracts had a carrying value of $123,063,000 included in SBSFPC’s total liabilities at June 30, 2013. In connection therewith, SBSFPC assigned certain derivative contracts with the City of Detroit to the financial institution, which had a carrying value of $123,063,000 included in SBSFPC’s total assets at June 30, 2013. No gain or loss was recognized by SBSFPC as a result of the unwinding and assignment of these derivative contracts and SBSFPC has no continuing obligations or rights with respect to the derivative contracts. During the quarter ended March 31, 2013, SBSFPC incurred a loss of $241,000 on the write-down in value of the derivative contracts with the City of Detroit to adjust their carrying value to the carrying value of the derivative contracts with the financial institution.

9.	Contingencies and Commitments:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the six months ended June 30, 2013 and 2012.

In a prior year, Siebert was named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. The complaint was brought on behalf of a class of purchasers in a public offering by Lehman Brothers Holdings, Inc. of $1,500,000,000 of 6.75% Subordinated Notes due 2017 (the “Notes”) and certain smaller issuances of other securities. Siebert had agreed to purchase $15 million of the Notes and $462,953 of the other securities as an underwriter in the offerings. Siebert and the plaintiffs’ class resolved all claims against Siebert in consideration of a $1 million payment by Siebert which was paid in a prior year. As certain plaintiffs did not agree to a settlement or purchased securities which were not covered by the settlement, additional liability to Siebert is possible. At present, Siebert is unable to determine the potential liability, if any.

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

During the quarter ended June 30, 2013, the Company amended its lease agreement for its New York office to extend the expiration date from 2014 to 2017. Additional obligations relating to the extension of this lease aggregates $1,487,000.

10.	Income Taxes:

No tax benefit has been recognized for the loss in the 2013 periods as the Company has provided a valuation allowance to fully reserve the related deferred tax asset as realization of such asset is not considered more likely than not due to cumulative losses incurred by the Company and its subsidiaries during the prior three years. There is no provision for income taxes on income in the 2012 period as the Company had available net operating loss carryforwards (which had been fully reserved) to offset such income.

11.	Impairment of Fixed Assets:

On June 30, 2012, the Company discontinued its relationship with a software vendor, which had developed and maintained its website. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000. Effective July 1, 2012, such services have been provided by the Company’s clearing broker.

12.	Reclassification:

For the three and six months ended June 30, 2012, the Company previously reported various minimum state taxes based on capital as income taxes on the consolidated statement of operations. The Company has reclassified such taxes to general and administrative expenses to conform to the 2013 presentation.

13.	Concentration:

During each of the three and six months ended June 30, 2012, commission income earned from one customer accounted for approximately 19% of total revenue.

14.	Subsequent Event:

In July 2013, the Company extended its fully disclosed clearing agreement with its clearing broker through July 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The financial crisis that started in 2008 did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. The stock market has improved in the six months ended June 30, 2013, however our revenue has not improved during this period. Our affiliate, Siebert,

Brandford, Shank & Co., L.L.C. (“SBS”) had a loss for the current six months period of approximately $1.9 million compared to a gain of $1.4 million for the same period last year. SBS’s loss resulted in a loss to the Company of $951,000 for the current six month period. Our expenses include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operation and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of June 30, 2013 and 2012 and for the three and six months ended June 30, 2013 and 2012, respectively, which we use in evaluating our business.

	For the Three Months ended June 30,		For the Six Months ended June 30,
Retail Customer Activity:	2013	2012	2013	2012

Total retail trades:	89,382	86,096	175,376	189,219

Average commission per retail trade:	$22.35	$30.16	$24.05	$31.03

	As of June 30,

Retail customer balances:	2013	2012

Retail customer net worth (in billions):	$6.8	$6.5
Retail customer money market fund value (in billions):	$1.1	$1.0
Retail customer margin debit balances (in millions):	$204.8	$221.6
Retail customer accounts with positions:	39,585	42,934

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debits balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

Recent Developments

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. During the six months ended June 30, 2013, the Company purchased 12,266 shares at an average price of $1.56.

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

Results of Operations

          We had a net loss of $1,353,000 and $2,722,000 for the three months and six months ended June 30, 2013, respectively.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

          Total revenues for the three months ended June 30, 2013 were $4.3 million, a decrease of $1.3 million or 23.9% from the same period in 2012.

          Commission and fee income for the three months ended June 30, 2013 was $2.9 million, a decrease of 975,000 or 25.1% from the same period in 2012 primarily due to a decrease in average commissions charged per trade as a result of a decrease in retail options trading by one customer who accounted for approximately 26.0% of total commission and fees in the three months ended June 30, 2012, as well as a decrease in our commission recapture operations and our institutional trading commissions.

          Investment banking revenues for the three months ended June 30, 2013 were $751,000, an decrease of $447,000 or 37.3% from the same period in 2012 due to our reduced participation in new issues in the equity and debt capital markets.

          Trading profits were $607,000 for the three months ended June 30, 2013, an increase of $76,000 or 14.3% from the same period in 2012 due to an overall increase in trading volume primarily in the debt markets.

          Interest and dividends for the three months ended June 30, 2013 were $16,000, a decrease of $1,000 or 5.9% from the same period in 2012 .

          Total expenses for each of the three months ended June 30, 2013 and 2012 were $5.3 million, a decrease of 763,000 or 12.7% from the same period in 2012.

          Employee compensation and benefit costs for the three months ended June 30, 2013 were $2.2 million, a decrease $382,000 or 14.5% from the same period in 2012 due to a decrease in commission and bonus paid based on production in the capital markets and retail operations.

          Clearing and floor brokerage costs for the three months ended June 30, 2013 were $675,000, an increase of $8,000 or 1.2% from the same period in 2012 due to an increase in execution charges for institutional trading operations.

          Professional fees for the three months ended June 30, 2013, were $1.1 million, an increase of $289,000 or 35.2% from the same period in 2012 primarily due to increases in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the three months ended June 30, 2013 were $76,000, a decrease of $13,000 or 14.6% from the same period in 2012 due to a decrease in public relations costs.

          Communications expense for the three months ended June 30, 2013, was $328,000, a decrease of $170,000 or 34.1% from the same period in 2012 primarily due to a decrease in Bloomberg devices due to fewer employees in the Institutional Trading department and the elimination of costs associated with the discontinuance of our website developed and maintained by a software vendor as of June 2012.

          Occupancy costs for the three months ended June 30, 2013 were $259,000, an increase of $33,000 or 14.6% from the same period in 2012 due to the increase in our New York office rents.

          Write off of software development costs of $433,000 was due to the Company’s discontinuation of its relationship with a software vendor on June 30, 2012, which had developed and maintained its website. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000. Effective July 1, 2012, such services have been provided by our clearing broker.

          Other general and administrative expenses for the three months ended June 30, 2013 were $558,000, a decrease of $95,000 or 14.5% from the same period in 2012 due to a decrease in depreciation.

          Income from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for the three months ended June 30, 2013, was a loss of $349,000, compared to income of $847,000 from the same period in 2012 due to SBS participating in fewer senior managed and co-managed transactions. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33.33% equity interest (“SBSFPC”) for the three months ended June 30, 2013, was $28,000 as compared to $8,000 for the same period in 2012. The losses in 2013 and 2012 were due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

          No tax benefit related to the pre-tax loss was recorded for the three months ended June 30, 2013 due to the recording of a full valuation allowance to offset deferred tax assets based on recent cumulative losses and the likelihood of realization of such assets. There is no provision for income taxes for the three months ended June 30, 2012 because the Company utilized its net operating loss carry forward for which no benefit was previously recognized.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

          Total revenues for the six months ended June 30, 2013 were $8.5 million, a decrease of $3.6 million or 29.8% from the same period in 2012.

          Commission and fee income for the six months ended June 30, 2013 was $5.9 million, a decrease of $3.1 million or 34.8% from the same period in 2012 primarily due to an decrease in average commissions charged per trade as a result of a decrease in retail options trading by one customer, which accounted for approximately 26.0% of total commission and fees in the six months ended June 30, 2012, as well as a decrease in our commission recapture and institutional trading commissions.

          Investment banking revenues for the six months ended June 30, 2013 were $1.5 million, a decrease of $226,000 or 13.2% from the same period in 2012 due to our reduced participation in new issues in the equity and debt capital markets.

          Trading profits were $1.1 million for the six months ended June 30, 2013, a decrease of $252,000 or 18.1% from the same period in 2012 due to an overall decrease in customer trading volume in the debt markets.

          Interest and dividends for the six months ended June 30, 2013 were $32,000, a decrease of $8,000 or 20.0% from the same period in 2012 primarily due to lower cash balances.

          Total expenses for the six months ended June 30, 2013 were $10.2 million, a decrease of $1.6 million or 13.5% from the same period in 2012.

          Employee compensation and benefit costs for the six months ended June 30, 2013 were $4.5 million, a decrease of $612,000 or 12.0% from the same period in 2012 due to a decrease in commissions paid based on production in the capital markets.

          Clearing and floor brokerage costs for the six months ended June 30, 2013 were $1.3 million, a decrease of $375,000 or 22.9% from the same period in 2012 due to overall decrease in retail trading volume. The decrease in costs reflects a lower volume of retail options trading which costs more to clear as well as a decrease in clearing charges for our commission recapture operations.

          Professional fees for the six months ended June 30, 2013 were $2.0 million, an increase of $343,000 or 21.3% from the same period in 2012 primarily due to increases in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the six months ended June 30, 2013 were $175,000, a decrease of $52,000 or 22.9% from the same period in 2012 primarily due to a decrease in online advertising.

          Communications expense for the six months ended June 30, 2013 were $675,000, a decrease of $311,000 or 31.5% from the same period in 2012 primarily due to a decrease in Bloomberg devices due to fewer employees in the Institutional Trading department and the elimination of costs associated with the discontinuance of our website developed and maintained by a software vendor as of June 2012.

          Occupancy costs for the six months ended June 30, 2013 were $516,000, an increase of $39,000 or 8.2% from the same period in 2012 due to an increase in our New York office rents.

          Write off of software development costs of $433,000 was due to the Company’s discontinuation of its relationship with a software vendor on June 30, 2012, which had developed and maintained its website. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000. Effective July 1, 2012, such services have been provided by our clearing broker.

          Other general and administrative expenses for the six months ended June 30, 2013 were $1.1 million, a decrease of $195,000 or 15.0% from the same period in 2012 due to a decrease in depreciation, training and computer updates.

          Income from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest for the six months ended June 30, 2013, was a loss of $951,000, compared to income of $701,000 from the same period in 2012 due to SBS participating in fewer senior managed and co-managed transactions. Loss from our equity investment in SBSFPC, an entity in which we hold a 33.33% equity interest, for the six months ended June 30, 2013, was a loss $120,000 as compared to a loss of $16,000 from the same period in 2012. The losses in 2013 and 2012 were due to the mark to market loss in positions. Income and loss from equity investees is considered to be integral to our operations and material to the results of operations.

         No tax benefit related to the pre-tax loss was recorded for the six months ended June 30, 2013 due to the recording of a full valuation allowance to offset deferred tax assets based on recent cumulative losses and the likelihood of realization of such assets. There is no provision for income taxes for the six months ended June 30, 2012 because the Company utilized its net operating loss carry forward for which no benefit was previously recognized.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash in money market funds. Our total assets at June 30, 2013 were $30.8 million. As of that date, we regarded $20.4 million, or 66%, of total assets as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2013, Siebert’s regulatory net capital was $17.1 million, $16.9 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2013, 12,266 shares were purchased at an average price of $1.56 per share.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of June 30, 2013. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2014 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter-parties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transaction as of June 30, 2013.

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

We purchased 2,360 shares at an average price of $1.56 in the second quarter of 2013.

A summary of our repurchase activity for the three months ended June 30, 2013 is as follows:

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs

April 2013	1,390	$1.52	128,167	171,833
May 2013	970	$1.62	129,137	170,863

June 2013	—	—	129,137	170,863

Total	2,360	$1.56	129,137	170,863

All of the purchases were made in open market transactions.

Item 5. Other Information

Effective August 9, 2013, Muriel F. Siebert, our Chairwoman and President has taken a temporary leave of absence from her responsibilities as our principal executive officer. In her absence, Joseph M. Ramos, our Executive Vice President and Chief Financial Officer, is performing a similar function as a principal executive officer to those performed by Ms. Siebert.

Item 6. Exhibits

31.1	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer and person performing similar function as principal executive officer)

Dated: August 14, 2013