Form 10-Q
period 2013-09-30
SIEBERT FINANCIAL CORP
filed 2013-11-14
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to __________________________

Commission file number	0-5703

Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2013, there were 22,085,126 shares of Common Stock, par value $.01 per share, outstanding.

We are relying upon the order of the Securities and Exchange Commission, dated November 14, 2012, providing regulatory relief to publicly traded companies affected by Hurricane Sandy, as our Chief Financial Officer and accounting personnel located in Long Island, Brooklyn and Staten Island, New York lacked power, telephone and Internet service as a result of Hurrican Sandy.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2013 (Unaudited)	December 31, 2012

ASSETS
Cash and cash equivalents	$18,388,000	$18,902,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	1,029,000	1,923,000
Securities owned, at fair value	328,000	255,000
Furniture, equipment and leasehold improvements, net	661,000	312,000
Investment in and advances to affiliates	7,861,000	9,304,000
Prepaid expenses and other assets	698,000	900,000
Intangibles, net	320,000	328,000

	$30,817,000	$33,456,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$4,162,000	$2,416,000

Contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,085,126 and 22,097,392 shares outstanding at September 30, 2013 and December 31, 2012, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	11,693,000	16,059,000
Less: 1,126,720 and 1,114,454 shares of treasury stock, at cost at September 30, 2013 and December 31, 2012, respectively	(4,760,000)	(4,741,000)

	26,655,000	31,040,000

	$30,817,000	$33,456,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Revenues:
Commissions and fees	$2,767,000	$2,595,000	$8,656,000	$11,632,000
Investment banking	464,000	875,000	1,945,000	2,582,000
Trading profits	420,000	585,000	1,562,000	1,979,000
Interest and dividends	15,000	18,000	47,000	58,000

	3,666,000	4,073,000	12,210,000	16,251,000

Expenses:
Employee compensation and benefits	1,994,000	2,340,000	6,502,000	7,460,000
Clearing fees, including floor brokerage	595,000	508,000	1,854,000	2,142,000
Professional fees	2,107,000	1,069,000	4,060,000	2,679,000
Advertising and promotion	122,000	104,000	297,000	331,000
Communications	317,000	317,000	992,000	1,303,000
Occupancy	266,000	224,000	782,000	701,000
Write off of software development costs				433,000
Other general and administrative	651,000	634,000	1,760,000	1,938,000

	6,052,000	5,196,000	16,247,000	16,987,000

Income (loss) from equity investees	742,000	245,000	(329,000)	930,000

(Loss) income before income taxes	(1,644,000)	(878,000)	(4,366,000)	194,000

Provision for income taxes		34,000		34,000

Net (loss) income	$(1,644,000)	$(912,000)	$(4,366,000)	$160,000

Net (loss) income per share of common stock – Basic and diluted	$(.07)	$(.04)	$(.20)	$.01

Weighted average shares outstanding - Basic and diluted	22,085,126	22,100,420	22,088,065	22,101,729

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2013	2012

Cash flows from operating activities:
Net (loss) income	($4,366,000)	$160,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	96,000	250,000
Write off of software development costs		433,000
Loss (Income) from equity investees	329,000	(930,000)
Distribution from equity investee	1,212,000	97,000
Changes in:
Securities owned, at fair value	(73,000)	12,000
Receivable from brokers	894,000	(469,000)
Prepaid expenses and other assets	202,000	178,000
Accounts payable and accrued liabilities	1,746,000	108,000

Net cash provided by (used in) operating activities	40,000	(161,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(437,000)	(208,000)
Distribution from equity investee	6,000
(Advances) / collection of advances made to euity investee	(104,000)	3,000

Net cash used in investing activities	(535,000)	(205,000)

Cash flows from financing activities:
Purchase of treasury shares	(19,000)	(12,000)

Net cash used in financing activities	(19,000)	(12,000)

Net decrease in cash and cash equivalents	(514,000)	(378,000)
Cash and cash equivalents - beginning of period	18,902,000	21,167,000

Cash and cash equivalents - end of period	$18,388,000	$20,789,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes		$34,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013 and 2012
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2012 has been derived from the audited consolidated statements of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Because of the nature of the Company’s business, the results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of operating results for the full year.

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

The classification of financial instruments valued at fair value at September 30, 2013 is as follows:

Financial Instruments	Level 1

Cash equivalents	$19,317,000

Securities	328,000

$19,645,000

Cash equivalents primarily represent investments in money market funds. Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange (Level 1). As of September 30, 2013, the Company did not hold any Level 2 or Level 3 financial instruments.

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. There were no dilutive options for the nine months ended September 30, 2012. Accordingly, basic and diluted net income per common share are the same for such period. The Company incurred a net loss for the three and nine months ended September 30, 2013 and the three months ended September 30, 2012. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares of underlying stock options not included in the diluted computation amounted to 375,000 at September 30, 2013 and 478,200 at September 30, 2012.

5.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of September 30, 2013, Siebert had net capital of approximately $14,554,000 as compared with net capital requirements of $250,000. Siebert claims exemptions from the reserve requirement under section 15c3-3(k)(2)(ii).

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

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the nine months ended September 30, 2013, the Company purchased 12,266 shares at an average price of $1.56.

During the three months ended September 30, 2013, 25,000 shares of options at weighted average exercise price of $5.06 expired. At September 30, 2013, there are 375,000 outstanding options at a weighted average exercise price of $3.21, which were fully vested and exercisable. As of September 30, 2013, there was no unrecognized compensation cost.

8.	Investment in and Advances to Affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings (see note 14). Income or loss from SBS is considered to be integral to Siebert’s operations and material to its results of operations.

Summarized financial data of SBS is set forth below.

	September 30,
	2013	2012

Total assets including secured demand note of $1,200,000 due from Siebert	20,897,000
Total liabilities including subordinated liabilities of $1,200,000 due to Siebert	5,554,000
Total members’ capital	15,343,000
Regulatory minimum net capital requirement	250,000
Nine months ended:
Total revenues	16,991,000	20,785,000
Net (loss) income	(380,000)	1,812,000
Three months ended:
Total revenues	7,962,000	6,731,000
Net income	1,562,000	380,000

Siebert charged SBS $75,000 and $56,000 for each of the nine months ended September 30, 2013 and 2012, and $25,000 and $18,000 for each of the three months ended September 30, 2013 and 2012, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net income (loss) for the three months ended September 30, 2013 and 2012 amounted to $765,000 and 186,000, respectively, and for the nine months ended September 30, 2013 and 2012 amounted to ($186,000) and $888,000, respectively.

Siebert received distributions from SBS of $1,212,000 during the nine months ended September 30, 2013, and Siebert’s share of undistributed earnings from SBS amounted to $7,126,000 at September 30, 2013. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement among Siebert and the principals of SBS and SBS’s continued compliance with its regulatory and net capital requirements.

SBS Financial Products Company, LLC (“SBSFPC”)

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in, SBSFPC which engages in derivatives transactions related to the municipal underwriting business (see note 14). Income and loss from SBSFPC is considered to be integral to the Company’s operations and material to the results of operations.

Summarized financial data of SBSFPC is set forth below.

	September 30,

	2013		2012

Total assets	16,694,000
Total liabilities	16,077,000
Total members’ capital	617,000
Nine months ended:
Total revenues	(226,000	)*	277,000
Net (loss) income	(430,000)		126,000
Three months ended:
Total revenues	(18,000	)*	226,000
Net (loss) income	(70,000)		174,000

*Negative balance was attributable to unrealized loss on derivative contracts.

The Company’s share of net income (loss) of SBSFPC for the three months ended September 30, 2013 and 2012 amounted to ($23,000) and $58,000, respectively. The Company’s share of net income (loss) of SBSFPC for the nine months ended September 30, 2013 and 2012 amounted to ($143,000) and $42,000, respectively.

At September 30, 2013, SBSFPC had cumulative distributions in excess of cumulative earnings in the amount of $583,000 of which the Company’s share was $194,000. The Company received distributions from SBSFPC of $6,000 during the nine months ended September 30, 2013 which is shown on the statement of cash flows as an investing activity as it represents a return of capital.

In July 2013, as a result of the filing of a bankruptcy petition by the City of Detroit, SBSFPC unwound certain derivative contracts with a financial institution pursuant to the terms of the contracts. The contracts were recorded as liabilities with a carrying value of $123,063,000. In connection therewith, SBSFPC assigned certain derivative contracts with the City of Detroit to the financial institution, which were recorded as assets with a carrying value of $123,063,000. No gain or loss was recognized by SBSFPC as a result of the unwinding and assignment of these derivative contracts and SBSFPC has no continuing obligations or rights with respect to the derivative contracts. During the quarter ended March 31, 2013, SBSFPC incurred a loss of $241,000 on the write-down in value of the derivative contracts with the City of Detroit to adjust their carrying value to the carrying value of the derivative contracts with the financial institution.

9.	Contingencies and Commitments:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the nine months ended September 30, 2013 and 2012.

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

No tax benefit has been recognized for the loss in the 2013 periods as the Company has provided a valuation allowance to fully reserve the related deferred tax asset as realization of such asset is not considered more likely than not due to cumulative losses incurred by the Company and its subsidiaries during the prior three years. The provision for income taxes in the 2012 periods represents a state tax assessment of $34,000 relating to years 2007, 2008 and 2009 based on a tax examination completed by New York state in 2012.

11.	Impairment of Fixed Assets:

On June 30, 2012, the Company discontinued its relationship with a software vendor, which had developed and maintained the Company’s website. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000. Effective July 1, 2012, such services are being provided by the Company’s clearing broker.

12.	Reclassification:

For the three and nine months ended September 30, 2012, the Company previously reported various minimum state taxes based on capital as income taxes on the consolidated statement of operations. The Company has reclassified such taxes to general and administrative expenses to conform to the 2013 presentation.

13.	Significant Customer:

During the nine months ended September 30, 2012, commission income earned from one customer accounted for approximately 10% of total revenue.

14.	Related Parties:

Effective September 16, 2013, an individual having 25.5% ownership interest in SBS and 33.33% ownership interest in SBSFPC became the Company’s Chief Executive Officer (see note 8).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The recent financial crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. The stock market has improved in the nine months ended September 30, 2013, however our revenue has not improved during this period. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”) had a loss for the current nine months period of approximately $380,000 as compared to income of $1.8 million for the same period last year. This resulted in a loss to the Company of $186,000 for the current nine month period. Our expenses include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operation and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of September 30, 2013 and 2012 and for the three and nine months ended September 30, 2013 and 2012, respectively, which we use in evaluating our business.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
Retail Customer Activity:	2013	2012	2013	2012

Total retail trades:	80,693	71,177	256,069	260,396
Average commission per retail trade:	$22.48	$20.65	$23.56	$28.19

	As of September 30,

Retail customer balances:	2013	2012

Retail customer net worth (in billions):	$6.9	$6.7
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in million):	$198.1	$202.6
Retail customer accounts with positions:	38,160	42,185

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debits balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

Recent Developments

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2013, the Company purchased 12,266 shares at an average price of $1.56.

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

Results of Operations

          We had net loss of $1,644,000 for the three months ended September 30, 2013 and net loss of $4,366,000 for the nine months ended September 30, 2013.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

          Total revenues for the three months ended September 30, 2013 were $3.7 million, a decrease of $407,000 or 10.0% from the same period in 2012.

          Commission and fee income for the three months ended September 30, 2013 was $2.8 million, an increase of $172,000 or 6.6% from the same period in 2012 due to an increase in retail trading volume.

          Investment banking revenues for the three months ended September 30, 2013 were $464,000, a decrease of $411,000 or 47.0% from the same period in 2012 due to our participation in fewer new issues in the equity and debt capital markets.

          Trading profits were $420,000 for the three months ended September 30, 2013, a decrease of $165,000 or 28.2% from the same period in 2012 due to an overall decrease in trading volume primarily in the debt markets.

          Interest and dividends for the three months ended September 30, 2013 were $15,000, a decrease of $3,000 or 16.7% from the same period in 2012 primarily due to lower cash and cash equivalents balances from the previous year.

          Total expenses for the three months ended September 30, 2013 were $6.1 million, an increase of $856,000 or 16.5% from the same period in 2012.

          Employee compensation and benefit costs for the three months ended September 30, 2013 were $2.0 million, a decrease of $346,000 or 14.8% from the same period in 2012 due to a decrease in commission and bonus paid based on production in the capital markets and retail operations.

          Clearing and floor brokerage costs for the three months ended September 30, 2013 were $595,000, an increase of $87,000 or 17.1% from the same period in 2012 primarily due to the increase in volume of trade executions for retail customers.

          Professional fees for the three months ended September 30, 2013 were $2.1 million, an increase of $1.0 million or 97.1% from the same period in 2012 primarily due to an increase in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the three months ended September 30, 2013 were $122,000, an increase of $18,000 or 17.3% from the same period in 2012 due to a increase in local media and print advertising.

          Communications expense for the three months ended September 30, 2013, was $317,000, no change from the same period in 2012.

          Occupancy costs for the three months ended September 30, 2013 were $266,000, an increase of $42,000 or 18.8% from the same period in 2012 due to the increase in our New York office rents.

          Other general and administrative expenses for the three months ended September 30, 2013 were $651,000, an increase of $17,000 or 2.7% from the same period in 2012 due to an increase in travel and entertainment and registration fees.

          Income from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for the three months ended September 30, 2013 was $765,000, an increase of $579,000 or 311.3% from the same period in 2012 due to SBS participating in more senior managed or co-managed transactions. Income from our equity investment in SBSFPC, an entity in which the Company holds a 33.33% equity interest, for the three months ended September 30, 2013 was a loss of $23,000, a decrease of $81,000 from the same period in 2012 due to mark to market gains in positions. Income from equity investees is considered to be integral to our operations and material to the results of operations.

No tax benefit related to the pre-tax loss was recorded for the three months ended September 30, 2013 due to the recording of a full valuation allowance to offset deferred tax assets based on recent cumulative losses and the likelihood of realization of such assets. The provision for income taxes for the three months ended September 30, 2012 represents a state tax assessment of $34,000 relating to years 2007, 2008 and 2009 based on a tax examination completed by New York State in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

          Total revenues for the nine months ended September 30, 2013 were $12.2 million, a decrease of $4.0 million or 24.9% from the same period in 2012.

          Commission and fee income for the nine months ended September 30, 2013 was $8.7 million, a decrease of $3.0 million or 25.6% from the same period in 2012 primarily due to a decrease in average commissions charged per trade and reduced retail and institutial trading volumes. In 2012, commissions included retail options trading by one customer, which accounted for approximately 21% of total commissions and fees.

          Investment banking revenues for the nine months ended September 30, 2013 were $1.9 million, a decrease of $637,000 or 24.7% from the same period in 2012 due to our participation in fewer issues in the equity and debt capital markets.

          Trading profits for the nine months ended September 30, 2013 were $1.6 million, a decrease of $417,000 or 21.1% from the same period in 2012 due to an overall decrease in customer trading volume in the debt markets.

          Interest and dividends for the nine months ended September 30, 2013 were $47,000, a decrease of $11,000 or 19.0% from the same period in 2012 primarily due to lower cash and cash equivalents balances from the previous year.

          Total expenses for the nine months ended September 30, 2013 were $16.2 million, a decrease of $740,000 or 4.4% from the same period in 2012.

          Employee compensation and benefit costs for the nine months ended September 30, 2013 were $6.5 million, a decrease of $958,000 or 12.8% from the same period in 2012 due to a decrease in commissions paid based on production in the capital markets.

          Clearing and floor brokerage costs for the nine months ended September 30, 2013 were $1.9 million, a decrease of $288,000 or 13.5% from the same period in 2012, due to lower retail trading volumes.

          Professional fees for the nine months ended September 30, 2013 were $4.1 million, an increase of $1.4 million or 51.6% from the same period in 2012 primarily due to an increase in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the nine months ended September 30, 2013 were $297,000, a decrease of $34,000 or 10.3% from the same period in 2012 primarily due to a decrease in online advertising.

          Communications expense for the nine months ended September 30, 2013 was $992,000, a decrease of $311,000 or 23.9% from the same period in 2012 due to the elimination of costs associated with the discontinuance of our website developed and maintained by a software vendor as of June 2012.

          Occupancy costs for the nine months ended September 30, 2013 were $782,000, an increase of $81,000 or 11.6% from the same period in 2012 due to the increase in our New York office rents.

          Write off of software development costs of $433,000 was due to the Company’s discontinuation of its relationship with a software vendor on June 30, 2012, which had developed and maintained our website. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000. Effective July 1, 2012, such services are provided by our clearing broker.

          Other general and administrative expenses for the nine months ended September 30, 2013 were $1.8 million, a decrease of $178,000 or 9.2% from the same period in 2012 due to a decrease in depreciation, training, subscriptions, computer updates and data storage costs.

          Income from Siebert’s equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for the nine months ended September 30, 2013 was a loss of $186,000, compared to a gain of $888,000 from the same period in 2012 due to SBS participating in fewer senior managed or co-managed transactions. Income from our equity investment in SBSFPC, an entity in which the Company holds a 33.33% equity interest, for the nine months ended September 30, 2013 was a loss of $143,000 as compared to a gain of $42,000 from the same period in 2012 due to the mark to market of positions. We consider income and loss from equity investees to be integral to our operations and material to the results of operations.

          No tax benefit related to the pre-tax loss was recorded for the nine months ended September 30, 2013 due to the recording of a full valuation allowance to offset deferred tax assets based on recent cumulative losses and the likelihood of realization of such assets. The provision for income taxes for the nine months ended September 30, 2012 represents a state tax assessment of $34,000 relating to years 2007, 2008 and 2009 based on a tax examination completed by New York State in 2012.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash in money market funds. Our total assets at September 30, 2013 were $30.8 million. As of that date, we regarded $18.4 million, or 60.0%, of total assets as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the Financial Industry Regulatory Authority (FINRA) and other regulatory authorities. At September 30, 2013, Siebert’s regulatory net capital was $14.6 million, $14.3 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2013, 12,266 shares were purchased at an average price of $1.56 per share.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of September 30, 2013. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2014, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter-parties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transaction as of September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. There is no expiration date for our stock repurchase plan. We did not purchase any shares in the third quarter of 2013.

A summary of our repurchase activity for the three months ended September 30, 2013 is as follows:

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans

July 2013			129,137	170,863

August 2013			129,137	170,863

September 2013			129,137	170,863

Total			129,137	170,863

All of the purchases were made in open market transactions.

Item 6. Exhibits

31.1	Certification of Suzanne Shank pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Suzanne Shank of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Suzanne Shank

Suzanne Shank
Chief Executive Officer
(principal executive officer)

Dated: November 14, 2013

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President and Chief Operating Officer
(principal financial and accounting officer)

Dated: November 14, 2013