Form 10-K
period 2013-12-31
SIEBERT FINANCIAL CORP
filed 2014-03-31
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to________________

Commission file number 0-5703

Siebert Financial Corp.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-1796714 (I.R.S. Employer Identification No.)

885 Third Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)

(212) 644-2400 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.01 PER SHARE	THE NASDAQ CAPITAL MARKET

Securities registered under Section 12(g) of the Exchange Act:

NONE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013), was $2,995,041.

          The number of shares of the registrant’s outstanding Common Stock, as of March 15, 2014, was 22,085,126 shares.

          Documents Incorporated by Reference: Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2014 is incorporated by reference into Part III.

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

General Corporate Overview

          Siebert Financial Corp.(NASDAQ: SIEB), is the holding company that conducts its retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware Corporation. Founded in 1967 by the late Muriel Siebert, the Company provides online and discount brokerage and related services to retail investors, and, through Siebert Capital Markets, offers Institutional clients equity execution services on an agency basis, as well as equity and fixed income underwriting and investment banking services. For purposes of this Annual Report, the terms “Siebert”, “Company”, “we”, “us”, and “our”, refer to Siebert Financial Corp. and its consolidated subsidiaries, unless the context otherwise requires. SEC Filings for the Company are available through our website at www.siebertnet.com and Company public filings are available free of charge.

          Muriel Siebert & Co., Inc also holds a 49% ownership interest in Siebert Brandford Shank & Co., LLC (“SBS”), the top ranked minority and women’s business enterprise (“mwbe”) in the tax exempt underwriting business in the United States.

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

          Siebert serves investors who make their own investment decisions. Siebert seeks to assist its customers in their investment decisions by offering a number of value added services, including easy access to account information. Siebert’s representatives are available to assist customers with information via toll-free 800 service Monday through Friday between 7:30 a.m. and 7:30 p.m. Eastern Time. Through its SiebertNet, Mobile Broker, inter-active voice recognition and Siebert BrokerageExpress services, 24-hour access is available to customers.

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

          Retail Customer Service. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers, at no additional charge, with personal service via toll-free access to dedicated customer support personnel for all of its products and services. Customer service personnel are located in each of Siebert’s branch offices. Siebert has retail offices in New York, New York; Jersey City, New Jersey; Boca Raton, Florida; and Beverly Hills, California. Siebert uses a proprietary Customer Relationship Management System that enables representatives, no matter where located, to view a customer’s service requests and the response thereto. Siebert’s telephone system permits the automatic routing of calls to the next available agent having the appropriate skill set.

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

To ensure reliability and to conform to regulatory requirements related to business continuity, Siebert maintains backup systems and backup data. However, in the event of a wide-spread disruption, such as a massive natural disaster, Siebert’s ability to satisfy the obligations to customers and other securities firms could be significantly hampered or completely disrupted. For more information regarding Siebert’s Business Continuity Plan, please visit our website at www.siebertnet.com or write to us at Muriel Siebert & Co., Inc., Compliance Department, 885 Third Avenue, Suite 3100, New York, NY 10022.

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

Siebert, Brandford, Shank & Co., L.L.C.

          Muriel Siebert & Co., Inc. (“Siebert”) owns 49% of Siebert, Brandford, Shank & Co., L.L.C. (“SBS”), founded in 1996. The remaining 51% is owned by Napoleon Brandford III, its Chairman and Suzanne F. Shank, its President and Chief Executive Officer. SBS provides municipal underwriting and financial advisory services to state and local governments across the nation for the funding of education, housing, health services, transportation, utilities, capital facilities, redevelopment and general infrastructure projects, serving important issuers across the nation. SBS has offices across the nation.

          Certain risks are involved in the underwriting of securities. Underwriting syndicates may agree to purchase securities at a discount from the initial public offering price. An underwriter is exposed to losses on the securities that it has committed to purchase if the securities must be sold below the cost to the syndicate. Under Federal securities laws, other laws and court decisions, an underwriter is exposed to substantial potential liability for material misstatements or omissions of fact in the prospectus used to describe the securities being offered.

          Siebert Financial Corp. owns 33.3% of SBS Financial Products Company, LLC, a Delaware limited liability corporation formed in April, 2005, to engage in derivatives transactions related to the municipal bond transactions. SBSFPC has no derivatives positions as of December 31, 2013. Siebert and the principals of SBSFPC are planning to wind down the operations of SBSFPC in 2014.

Advertising, Marketing and Promotion

          Siebert develops and maintains its retail customer base through printed advertising in financial publications, broadcast commercials over national and local cable TV channels. Additionally, a significant number of the firm’s new accounts are developed directly from referrals by satisfied customers.

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

          Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2013 and 2012, Siebert had net capital of $13.0 million and $16.7 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Employees

          As of March 14, 2014, we had approximately 54 full-time employees, two of whom were corporate officers. None of our employees is represented by a union, and we believe that relations with our employees are good.

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

          During 2013, we received and processed up to 60% of our trade orders electronically. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While we have never experienced a significant failure of our trading systems, heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or the systems of third parties involved in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties, and third party software), even for a short time, could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from these customers for losses. There can be no assurance that our network structure will operate appropriately in the event of a subsystem, component or software failure. In addition, we cannot assure you that we will be able to prevent an extended systems failure in the event of a power or telecommunications failure, an earthquake, terrorist attack, fire or any act of God. Any systems failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

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

          Our historical success was principally dependent on our founder, the late Muriel F. Siebert, our former Chairwoman, Chief Executive Officer and President, and our senior management. However, the appointment of Suzanne Shank as Acting Chief Executive Officer and Joseph Ramos as Chief Operating Officer has stabilized the Company after our loss of Ms. Siebert. In addition, the continued success of SBS may be dependent on the services of Napoleon Brandford III and Suzanne Shank both founding partners of SBS. The loss of the services of any of these individuals could significantly harm our business, financial condition and operating results.

Our principal shareholder may control many key decisions.

          The estate of Ms. Muriel F. Siebert currently owns approximately 90% of our outstanding common stock. The executors of the estate, Jane Macon and Patricia Francy, who are both directors of the Company, have the power to elect the entire Board of Directors and, except as otherwise provided by law or our Certificate of Incorporation or by-laws, to approve any action requiring shareholder approval without a shareholders meeting.

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

Siebert operates its business out of the following five leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms

Corporate Headquarters, Retail and Investment Banking Office
885 Third Avenue
New York, NY 10022	8,585	2/28/17	None

Retail Offices

9701 Wilshire Boulevard, Suite 1111
Beverly Hills, CA 90212	1,189	10/31/15	None

4400 North Federal Highway
Boca Raton, FL 33431	2,438	Month to Month	None

111 Pavonia Avenue(1)
Jersey City, NJ 07310	8,141	6/30/15	None

1217 South Flagler Drive, 3rd Floor
West Palm Beach, FL 33401	3,000	3/31/14	None

(1)	Certain of our administrative and back office functions are performed at this location. We believe that our properties are in good condition and are suitable for our operations.

Item 3.	LEGAL PROCEEDINGS

          In a prior year, Siebert was named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. The complaint was brought on behalf of a class of purchasers in a public offering by Lehman Brothers Holdings, Inc. of $1,500,000,000 of 6.75% Subordinated Notes due 2017 (the “Notes”) as to Siebert and certain smaller issuances of other securities. The complaint asserted that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933 in that relevant offering materials were false and misleading. Siebert had agreed to purchase $15 million of the Notes and $462,953 of the other securities as an underwriter in the offerings. Siebert and the plaintiffs’ class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert in the prior year. Certain plaintiffs did not agree to a settlement or purchased securities which were not covered by the settlement. In 2013 all such claims were either dismissed or settled for an amount that was not material.

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

          Our common stock traded on the NASDAQ Global Market until June 29, 2011 when our common stock started trading on the NASDAQ Capital Market, under the symbol “SIEB”. The high and low sales prices of our common stock reported by NASDAQ during the following calendar quarters were:

	High	Low

First Quarter - 2012	$1.94	$1.35

Second Quarter - 2012	$1.89	$1.55

Third Quarter - 2012	$1.90	$1.40

Fourth Quarter - 2012	$1.67	$1.45

First Quarter – 2013	$1.81	$1.27

Second Quarter – 2013	$1.75	$1.35

Third Quarter – 2013	$1.82	$1.39

Fourth Quarter – 2013	$1.77	$1.43

          On March 14, 2014, the closing price of our common stock on the NASDAQ Capital Market was $2.24 per share. There were 130 holders of record of our common stock and more than 1,500 beneficial owners of our common stock on March 14, 2014.

          On January 4, 2011, we received notice from The NASDAQ Stock Market stating that for more than 30 consecutive business days, the market value of publicly held shares closed below the minimum $5 million required for continued listing on The NASDAQ Global Market under NASDAQ Rule 5450(b)(1)(C). Market value of publicly held shares is calculated by multiplying the publicly held shares, which is total shares outstanding less any shares held by officers, directors, or beneficial owners of more than 10%, by the closing bid price. The estate of Muriel F. Siebert owns approximately 90% of our outstanding common stock. The value of shares owned by Muriel F. Siebert’s estate, and the value of shares beneficially owned by other officers and directors of the Company, is therefore excluded from the market value of publicly held shares of the Company.

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

Issuer Purchases Of Equity Securities

          On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. We will purchase shares from time to time, in our discretion, in the open market and in private transactions. We did not purchase shares in the fourth quarter of 2013.

A summary of our repurchase activity for the three months ended December 31, 2013 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan

October 2013	—	$—	129,137	170,863

November 2013	—	$—	129,137	170,863

December 2013	—	$—	129,137	170,863

Total	0	$0	129,137	170,863

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 with respect to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	350,000	$3.10	1,700,000

Total	350,000	$3.10	1,700,000

Our Performance

The graph below compares our performance from December 31, 2008 through December 31, 2013 against the performance of the NASDAQ Composite Index and a peer group. The peer group consists of A.B. Watley Group Inc., Ameritrade Holding Corporation, E*Trade Financial Corporation and The Charles Schwab Corporation.

Item 6.	SELECTED FINANCIAL DATA

(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction With Our Consolidated Financial
Statements And The Related Notes Thereto.

	2013	2012	2011	2010	2009
Income statement data:
Total Revenues	$16,401	$20,983	$20,199	$20,770	$25,390
Net loss	$(5,912)	$(171)	$(5,379)	$(2,640)	$(1,183)

Net loss per share of common stock
Basic	$(0.27)	$(0.01)	$(0.24)	$(0.12)	$(0.05)
Diluted	$(0.27)	$(0.01)	$(0.24)	$(0.12)	$(0.05)

Weighted average shares outstanding (basic)	22,087,324	22,100,759	22,114,121	22,167,218	22,193,845
Weighted average shares outstanding (diluted)	22,087,324	22,100,759	22,114,121	22,167,218	22,193,845

Statement of financial condition data (at year end):

Total assets	$27,970	$33,456	$34,823	$40,103	$44,083
Total liabilities excluding subordinated borrowings	$2,861	$2,416	$3,599	$3,477	$4,695
Stockholders’ equity	$25,109	$31,040	$31,224	$36,626	$39,388
Cash dividends declared on common shares	$0	$0	$0	$0	$0

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

          Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The recent financial crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. While the stock market improved in 2013 our revenues did not. In 2012 we had one customer account generate commissions that accounted for 12% of the total revenue. The Company’s expenses during 2013, 2012 and 2011 include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved and are included as professional fees. The Company believes that the action is without merit, but the costs of defense have adversely affected the Company’s results of operations and may continue to affect the results of operations until the action is completed. Income of our affiliate, SBS, decreased in 2013 to $193,000 as a result of an decrease in the number of offerings by municipalities and spreads paid to investment banking firms. As a result, the Company’s income from SBS decreased to $94,000 in 2013. Competition in the brokerage industry remains intense.

          The following table sets forth certain metrics as of December 31, 2013, 2012 and 2011, respectively, which we use in evaluating our business.

	For the Twelve Months ended December 31,
Retail Customer Activity:	2013	2012	2011

Total retail trades:	347,822	336,412	423,501
Average commission per retail trade:	$23.46	$26.59	$20.71

	As of December 31,
	2013	2012
Retail customer balances:
Retail customer net worth (in billions):	$7.3	$6.5
Retail customer money market fund value (in billions):	$1.1	$1.1
Retail customer margin debit balances (in millions):	$215.7	$190.9
Retail customer accounts with positions:	35,591	41,572

Description:

•	Total retail trades represents retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

          We are a party to an Operating Agreement (the “Operating Agreement”), with Suzanne Shank and Napoleon Brandford III, the two individual principals (the “Principals”) of SBSFPC. Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us. SBSFPC has no derivative positions as of December 31, 2013. The Company and principals are planning to wind down the operations of SBSFPC in 2014.

          On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. During 2013 we repurchased 12,266 shares of common stock for an average price of $1.56.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

          Revenues. Total revenues for 2013 were $16.4 million, a decrease of $4.6 million, or 21.8%, from 2012. Commission and fee income decreased $2.7 million, or 18.4%, from the prior year to $11.9 million primarily due to a decrease in average commission charged per trade as a result of a decrease in retail options trading by one customer, which accounted for approximately 18% of total commission and fees in 2012, as well as an decrease in our institutional trading commissions and our commission recapture operations.

          Investment banking revenues decreased $1.5 million, or 38.3%, from the prior year to $2.4 million in 2013 due to our participation in fewer new issues in the equity and debt capital markets.

          Trading profits decreased $384,000, or 16.3%, from the prior year to $2.0 million in 2013 primarily due to a fixed income sales- trader being on medical leave.

          Income from interest and dividends decreased $14,000, or 18.4%, from the prior year to $62,000 in 2013 primarily due to lower cash balances.

          Expenses. Total expenses for 2013 were $22.2 million, an increase of $303,000, or 1.4%, from the prior year.

          Employee compensation and benefit costs decreased $783,000, or 7.8%, from the prior year to $9.3 million in 2013. This decrease was due to lower commission and bonus payouts based on production offset by severance incurred to former key employees released in 2013.

          Clearing and floor brokerage fees decreased $360,000, or 13.1%, from the prior year to $2.4 million in 2013 primarily due to lower retail trading volumes as well as execution charges for institutional equity customers.

          Professional fees increased $2.2 million, or 70.4% from the prior year to $5.3 million in 2013 primarily due to an increase in legal fees relating to a dispute with a former employee.

          Advertising and promotion expense decreased $13,000, or 3.1%, from the prior year to $405,000 in 2013 due to an increase in online advertising.

          Communications expense decreased $305,000, or 19.1%, from the prior year to $1.3 million in 2013 due to the elimination of costs associated with the discontinuance of our website developed and maintained by a software vendor as of June 2012.

          Occupancy costs increased $139,000, or 15.3%, from the prior year to $1.0 million in 2013 due to the our lease in our New York.

          Impairment of intangibles of $300,000 in 2013 was the result of the Company writing down the carrying value of its unamortized intangible asset in the fourth quarter of 2013 as management decided to substantially reduce the resources allocated to the WFN operation.

          Write off of software development costs of $433,000 in 2012 was due to the Company’s discontinuation of its relationship with a software vendor on June 30, 2012, which had developed and maintained our website. As a result, the Company wrote off its remaining unamortized carrying value of development costs of $433,000. Effective July 1, 2012, such services are provided by our clearing broker.

          Other general and administrative expenses decreased $129,000, or 5.4%, from the prior year to $2.2 million in 2013 due to decreases in depreciation, computer security updates and registration expense offset by increases in office expenses, SIPC expense, state and local taxes and equipment repairs.

          Income from our equity investment in SBS, an entity in which Siebert holds a 49% equity interest, for 2013 was $94,000 compared to income of $774,000 for 2012, a decrease of $680,000, primarily due to SBS participating in less municipal bond offerings as senior- and co-manager. Losses from our equity investment in SBSFPC, an entity in which we hold a 33% equity interest, for 2013 was $159,000 as compared to income of $32,000 from the same period in 2012. This decrease was principally due to SBSFPC terminating swap position and mark to market positions. Results of operations of equity investees are considered to be integral to our operations and material to the results of operations.

          Taxes. The tax provision for the year ended December 31, 2013 and 2012 was $19,000 and $34,000, respectively. The provision for income taxes for 2013 represents federal alternative minimum tax assessment relating to the year 2012. The provision for 2012 represents a state tax assessment of $34,000 based on income relating to years 2007, 2008 and 2009 based on a tax examination completed by NewYork State in 2012. The Company has recorded a valuation allowance to fully offset our deferred tax asset at December 31, 2013 and 2012.

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

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash and money market funds. Our total assets at December 31, 2013 were $28.0 million, of which we regarded $15.4 million, or 55.1%, as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2013, Siebert’s regulatory net capital was $13.0 million, which was $12.7 million in excess of its minimum capital requirement of $250,000.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to loan to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of December 31, 2013. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents - restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2015 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Contractual Obligations

          Below is a table that presents our obligations and commitments at December 31, 2013:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$1,887,000	$710,000	$1,177,000	$0	$0

Off-Balance Sheet Arrangements

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2013.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

          Through Siebert, we maintain inventories in exchange-listed equity securities and municipal securities on both a long and short basis. We did not have any short positions at December 31, 2013. The Company does not directly engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity except for Siebert’s obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 4% per annum. Siebert earned interest of $48,000, $48,000 and $48,000 in 2013, 2012 and 2011, respectively, from SBS.

Financial Instruments Held For Purposes Other Than Trading:

          We generally invest working capital temporarily in dollar denominated money market funds and commercial paper. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2013.

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

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

          (a) Identification of Directors

          This information is incorporated by reference from our definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2014.

          (b) Identification of Executive Officers

Name	Age	Position

Suzanne Shank	52	Acting Chief Executive Officer

Joseph M. Ramos, Jr.	55	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

          Certain information regarding each executive officer’s business experience is set forth below.

           Suzanne Shank was appointed Acting Chief Executive Officer of Siebert Financial Corp on September 16, 2013. Ms. Shank has served as founder, President, and Chief Executive Officer of Siebert Brandford Shank & Co., L.L.C. (SBS), since its inception in October 1996. From 1991 to 1996, Ms Shank was a managing director at Grigsby Brandford & Co., Inc. From 1989 to 1991, Ms Shank was a vice president at M. R. Beal & Co. From 1987 to 1989, Ms Shank was an associate at James J. Lowrry & Co. Ms Shank was a structured engineer at General Dynamics from 1983 to 1985. Ms. Shank has served as a board member of the Municipal Securities Rulemaking Board (MSRB). Ms. Shank serves on the Municipal Executive Steering Committee for the Securities Industry and Financial Markets Association (SIFMA). Ms. Shank is active in numerous industry and civic organizations and serves on several boards. Ms. Shank is a graduate of The Wharton School, University of Pennsylvania with a Master of Business Administration degree in Finance, and the Georgia Institute of Technology with a Bachelor of Science degree in Civil Engineering.

          Joseph M. Ramos, Jr. has been Executive Vice President, Chief Financial Officer and Assistant Secretary of Siebert since February 10, 2003, Chief Financial Officer of Siebert, Brandford, Shank, & Co., L.L.C. since April 20, 2009 and Chief Operating Officer Since June 10, 2013. From May 1999 to February 2002, Mr. Ramos served as Chief Financial Officer of Internet Financial Services, Inc. From November 1996 to May 1999, Mr. Ramos served as Chief Financial Officer of Nikko Securities International, Inc. From September 1987 to March 1996, Mr. Ramos worked at Cantor Fitzgerald and held various accounting and management positions, the last as Chief Financial Officer of their registered broker-dealer based in Los Angeles. From October 1982 to September 1987, Mr. Ramos was an audit manager for Deloitte & Touche LLP, a public accounting firm. Mr. Ramos is a Certified Public Accountant licensed in the State of New York.

           (c) Compliance with Section 16(a) of the Exchange Act

          This information is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2014.

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

          The information required by this item not set forth herein is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2014.

Item 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2014.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required in this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2014.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

          The consolidated Financial statements for the year ended December 31, 2013 commence on page F-1 of this Annual Report on Form 10-K.

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

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 31, 2014

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2013	2012

ASSETS

Cash and cash equivalents	$15,424,000	$18,902,000
Cash equivalents - restricted	1,532,000	1,532,000
Receivable from brokers	1,105,000	1,923,000
Securities owned, at fair value	406,000	255,000
Furniture, equipment and leasehold improvements, net	712,000	312,000
Investments in and advances to affiliates	8,022,000	9,304,000
Prepaid expenses and other assets	751,000	900,000
Intangibles, net	18,000	328,000

	$27,970,000	$33,456,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$2,861,000	$2,416,000

Commitments and contingent liabilities - Note I

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, 22,085,126 and 22,097,392 shares outstanding at December 31, 2013 and 2012, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	10,147,000	16,059,000
Less: 1,126,720 and 1,114,454 shares of treasury stock, at cost, at December 31, 2013 and 2012, respectively	(4,760,000)	(4,741,000)

	25,109,000	31,040,000

	$27,970,000	$33,456,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2013	2012	2011

Revenue:
Commissions and fees	$11,945,000	$14,630,000	$14,314,000
Investment banking	2,418,000	3,917,000	3,801,000
Trading profits	1,976,000	2,360,000	2,005,000
Interest and dividends	62,000	76,000	79,000

	16,401,000	20,983,000	20,199,000

Expenses:
Employee compensation and benefits	9,262,000	10,045,000	9,993,000
Clearing fees, including floor brokerage	2,382,000	2,742,000	2,842,000
Professional fees	5,293,000	3,106,000	5,057,000
Advertising and promotion	405,000	418,000	402,000
Communications	1,296,000	1,601,000	2,144,000
Occupancy	1,046,000	907,000	1,095,000
Impairment of intangibles	300,000	300,000	—
Write off of software development costs	—	433,000	—
Other general and administrative	2,245,000	2,374,000	3,051,000
Provision for loss related to settlement of litigation	—	—	1,000,000

	22,229,000	21,926,000	25,584,000

(Loss) income from equity investees	(65,000)	806,000	29,000

Loss before income taxes	(5,893,000)	(137,000)	(5,356,000)
Provision for income taxes	19,000	34,000	23,000

Net loss	$(5,912,000)	$(171,000)	$(5,379,000)

Net loss per share of common stock – basic and diluted	$(0.27)	$(0.01)	$(0.24)

Weighted average shares outstanding – basic and diluted	22,087,324	22,100,759	22,114,121

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock

	Number Of Shares	$.01 Par Value	Additional Paid -In Capital	Retained Earnings	Number Of Shares	Amount	Total

Balance - January 1, 2011	23,211,846	232,000	19,484,000	21,609,000	1,089,168	(4,699,000)	36,626,000
Net loss				(5,379,000)			(5,379,000)
Treasury share purchases					17,179	(29,000)	(29,000)
Stock based compensation			6,000				6,000

Balance - December 31, 2011	23,211,846	232,000	19,490,000	16,230,000	1,106,347	(4,728,000)	31,224,000
Net loss				(171,000)			(171,000)
Treasury share purchases					8,107	(13,000)	(13,000)

Balance - December 31, 2012	23,211,846	232,000	19,490,000	16,059,000	1,114,454	(4,741,000)	31,040,000
Net loss				(5,912,000)			(5,912,000)
Treasury share purchases					12,266	(19,000)	(19,000)

Balance - December 31, 2013	23,211,846	232,000	19,490,000	10,147,000	1,126,720	(4,760,000)	25,109,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2013	2012	2011

Cash Flows From Operating Activities:

Net loss	$(5,912,000)	$(171,000)	$(5,379,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,000	284,000	520,000
Loss (income) from equity investees	65,000	(806,000)	(29,000)
Distributions from equity investees	1,212,000	97,000	1,185,000
Write off of software development costs	—	433,000	—
Impairment of intangibles	300,000	300,000
Stock based compensation	—	—	6,000
Changes in:
Securities owned, at fair value	(151,000)	(5,000)	866,000
Receivable from brokers	818,000	(890,000)	530,000
Income tax refund receivable	—	—	795,000
Prepaid expenses and other assets	149,000	(73,000)	(86,000)
Accounts payable and accrued liabilities	445,000	(1,183,000)	122,000

Net cash used in operating activities	(2,944,000)	(2,014,000)	(1,470,000)

Cash Flows From Investing Activities:

Purchase of furniture, equipment and leasehold improvements	(520,000)	(262,000)	(21,000)
Distributions from equity investees	6,000	—	—
(Payment) collection of advances made to equity investees	(1,000)	24,000	41,000

Net cash (used in) provided by investing activities	(515,000)	(238,000)	20,000

Cash Flows From Financing Activities:

Purchase of treasury shares	(19,000)	(13,000)	(29,000)

Net decrease in cash and cash equivalents	(3,478,000)	(2,265,000)	(1,479,000)
Cash and cash equivalents - beginning of year	18,902,000	21,167,000	22,646,000

Cash and cash equivalents - end of year	$15,424,000	$18,902,000	$21,167,000

Supplemental Cash Flow Disclosures:
Cash for:
Income taxes paid (received), net	$19,000	$34,000	$(717,000)

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary Of Significant Accounting Policies

[1]	Business and Principles of Consolidation:

Siebert Financial Corp. (“Financial”), through its wholly owned subsidiary, Muriel Siebert & Co., Inc. (“Siebert”), engages in the business of providing discount brokerage services for customers, investment banking services for institutional clients and trading securities for its own account. Siebert’s Women Financial Network Inc. (“WFN”) engaged in providing products, services and information devoted to women’s financial need. In the fourth quarter of 2013, management decided to substantially reduce the resources allocated to the WFN operation (See Note D). The accompanying consolidated financial statements include the accounts of Financial and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Financial and Siebert collectively are referred to herein as the “Company”.

Siebert Brandford Shank & Co., LLC (“SBS”), a municipal bond underwriting firm, and SBS Financial Products Company, LLC (“SBSFPC”) a derivatives firm, are affiliates in which the Company has a 49% and 33% equity position, respectively, and are not controlled or majority owned by the Company, which are accounted for by the equity method of accounting (see Note B). The equity method provides that the Company records its share of the investees’ earnings or losses in its results of operations with a corresponding adjustment to the carrying value of its investment. In addition, the investment is adjusted for capital contributions to and distributions from the investees. Operations of equity investees are considered integral to Financial’s operations.

[2]	Cash Equivalents:

Cash equivalents consist of highly liquid investments purchased with an original maturity of 3 months or less. Cash equivalents are carried at fair value and amount to $14,839,000 and $18,242,000 at December 31, 2013 and 2012, respectively, consisting of money market funds.

Cash equivalents – restricted of $1,532,000 at December 31, 2013 and 2012 represents cash invested in a money market fund which serves as collateral for a secured demand note payable in the amount of $1,200,000 to SBS (see Note H).

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

Level 2 – Inputs, other than quoted market prices, that are observable, either directly or indirectly, and reasonably available.

Level 3 – Unobservable inputs which reflect the assumptions that management develops based on available information about the assumptions market participants would use in valuing the asset or liability.

Note A - Summary Of Significant Accounting Policies (CONTINUED)

The classification of financial instruments valued at fair value as of December 31, is as follows:

	2013	2012

Financial Instrument	Level 1	Level 1

Cash equivalents	$16,371,000	$19,774,000
Securities	406,000	255,000

	$16,777,000	$20,029,000

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. As the Company incurred a net loss for each of the years ended December 31, 2013, 2012 and 2011, basic and diluted net loss per common share are the same for each year as the effect of stock options is anti-dilutive. In 2013, 2012 and 2011, 350,000, 400,000 and 1,228,200 common shares, respectively, issuable upon the exercise of options were not included in the computation.

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

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance, which was adopted by the Company effective on January 1, 2013, did not have a material impact on the Company’s financial statements.

NOTE B - INVESTMENT IN AFFILIATES

Investment in and advances to, equity in income of, and distributions received from, affiliates consist of the following:

December 31, 2013	SBS	SBSFPC	TOTAL

Investment and advances	$7,832,000	$190,000	$8,022,000

Income (loss) from equity investees	$94,000	$(159,000)	$(65,000)

Distributions	$1,212,000	$6,000	$1,218,000

December 31, 2012	SBS	SBSFPC	TOTAL

Investment and advances	$8,950,000	$354,000	$9,304,000

Income from equity investees	$774,000	$32,000	$806,000

Distributions	$95,000	$2,000	$97,000

December 31, 2011	SBS	SBSFPC	TOTAL

Income (loss) from equity investees	$8,000	$21,000	$29,000

Distributions	$1,185,000	$—	$1,185,000

Siebert and two individuals (the “Principals”) formed SBS to undertake the the tax-exempt underwriting business. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert.

Pursuant to the terms of the Operating Agreement, Financial and each of the Principals own a 33.33% interest in SBSFPC which engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that income/(loss) be shared 66.66% by the Principals and 33.33% by Financial.

Summarized financial data of SBS is as follows:

	2013	2012	2011

Total assets, including secured demand note of 1,200,000 in each year due from Siebert	$22,999,000	$27,752,000
Total liabilities, including subordinated liabilities $1,200,000 in each year due to Siebert	7,083,000	9,555,000
Total members’ capital	15,916,000	18,197,000
Regulatory minimum net capital requirement	250,000	250,000
Total revenue	24,965,000	28,246,000	$26,441,000
Net income	193,000	1,579,000	17,000

During 2013, 2012 and 2011 Siebert charged SBS $100,000, $75,000, and $75,000 respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services. In addition, during each of the years 2013, 2012 and 2011, Siebert earned interest income of $48,000 from SBS in connection with subordinated loans available or made to SBS and Siebert paid SBS interest earned on restricted cash equivalents of $1,500, $2,900 and $2,500 in 2013, 2012 and 2011, respectively.

Siebert’s share of undistributed earnings from SBS amounted to $7,407,000 and $8,524,000 at December 31, 2013 and 2012, respectively. Such amounts may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the Principals and SBS’s continued compliance with its regulatory net capital requirements.

Summarized financial data of SBSFPC is as follows:

	2013		2012	2011

Total assets	$584,000		$167,841,000
Total liabilities	15,000		166,775,000
Total members’ capital	569,000		1,066,000
Total revenue	(222,000	)*	293,000	$610,000
Net (loss) income	(478,000)		98,000	61,000

*Negative balance was attributable to loss in derivative contracts.

During the quarter ended March 31, 2013 SBSFPC incurred a loss of $241,000 on the write down in value of the derivative contracts with the City of Detroit to adjust their carrying value to the carrying value of the derivative contracts with the financial institution. In July 2013, as a result of the filing of a bankruptcy petition by the City of Detroit, SBSFPC unwound certain derivative contracts with a financial institution pursuant to the terms of the contracts. The contracts were recorded as liabilities with a carrying value of $123,063,000. In connection therewith, SBSFPC assigned certain derivative contracts with the City of Detroit to the financial institution, which were recorded as assets with a carrying value of $123,063,000. No gain or loss was recognized by SBSFPC as a result of the unwinding and assignment of these derivative contracts and SBSFPC has no continuing obligations or rights with respect to the derivative contracts.

At December 31, 2013 and 2012 SBSFPC had cumulative distributions in excess of cumulative earnings in the amount of $631,000 and $135,000, respectively, of which the Company’s share was $211,000 and $45,000, respectively. The Company received distributions from SBSFPC of $6,000 during 2013 which is shown on the statement of cash flows as an investing activity as it represents a return of capital.

Effective September 16, 2013, one of the Principals having 25.5% ownership in SBS and 33.3% interest in SBSFPC became the Company’s Chief Executive Officer.

NOTE C - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2013	2012

Equipment	$518,000	$527,000
Leasehold improvements	427,000	22,000
Furniture and fixtures	14,000	3,000

	959,000	552,000
Less accumulated depreciation and amortization	(247,000)	(240,000)

	$712,000	$312,000

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 amounted to $120,000, $274,000 and $510,000, respectively.

Due to the Company’s discontinuation of its relationship with a software vendor on June 30, 2012, which had developed and maintained Siebert’s website, the Company wrote-off remaining unamortized related software development costs of $433,000. The unamortized carrying value of such development costs consisted of $1,856,000 of cost net of $1,423,000 of accumulation amortization. Effective July 1, 2012, such services are provided by the Company’s clearing broker.

NOTE D - INTANGIBLE ASSETS

In 2000, WFN acquired the stock of WFN Women’s Financial Network, Inc. (“WFN”) and HerDollar.com, Inc., companies in the development stage which had yet to commence principal operations and had no significant revenue for aggregate consideration of $2,310,000, including costs. The transactions were accounted for as purchases of assets consisting of domain name, website and content, and a non-compete agreement (the “Acquired Intangible Assets”). Related deferred tax assets attributable to net operating loss carryforwards of the acquired companies and deferred tax liabilities attributable to the excess of the statement bases of the acquired assets over their tax bases were reflected as an adjustment to the carrying amount of such intangibles (see Note E).

Intangible assets consist of the following:

	December 31, 2013		December 31, 2012

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Amortization Accumulated

Amortizable intangible assets:
Website, content and non-compete	$1,850,000	$1,850,000	$1,850,000	$1,850,000
Retail brokerage accounts	2,638,000	2,620,000	2,638,000	2,610,000

	$4,488,000	$4,470,000	$4,488,000	$4,460,000

Unamortized intangible assets:
Domain name/intellectual property	$0		$300,000

Amortization expense		$10,000		$10,000

During 2012, the Company recorded impairment charges and wrote down the carrying value of its unamortized intangible assets by $300,000, representing the excess of carrying value over its fair value due to a continuing decline in the Company’s revenue attributable to such intangibles. As of December 31, 2012, the Company valued the domain name using the income approach methodology known as the relief from royalty method determined based on significant Level 3 inputs including a discount rate of 27%, long-term growth rate of 2% and royalty rate of 4%. The premise behind the valuation of these assets is that a buyer would be willing to pay a royalty for the right to use an established or recognized trade name in order to gain market acceptance, which a product or service otherwise might not enjoy.

During the fourth quarter of 2013, as a result of management’s continuing strategic review of its operations, the Company determined to substantially reduce the amount of resources allocated to the WFN operation. Accordingly, the Company wrote off the $300,000 remaining carrying value of the WFN domain name. No significant residual value is estimated for the asset.

NOTE E - INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaries.

Income tax expense consists of the following:

	Year Ended December 31,

	2013	2012	2011

Federal income tax expense:

Current	$19,000	$—	$—
Deferred	—	—	—

	19,000	—	—

State and local:

Current	—	34,000	23,000
Deferred	—	—	—

	—	34,000	23,000

Total:
Current	19,000	34,000	23,000
Deferred	—	—	—

	$19,000	$34,000	$23,000

Reconciliation between the income tax benefit and income taxes computed by applying the statutory Federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,

	2013	2012	2010

Expected income tax benefit at statutory Federal tax rate (34%)	$(2,004,000)	$(47,000)	$(1,812,000)
State and local taxes, net of Federal tax effect	(413,000)	22,000	(406,000)
Increase in valuation allowance	2,342,000	—	2,177,000
Permanent difference	46,000	36,000	36,000
Other	48,000	23,000	28,000

Income tax expense	$19,000	$34,000	$23,000

NOTE E - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and their tax basis. The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,

	2013		2012

Deferred tax asset:
Net operating loss credit carryforwards	$4,670,000		$3,239,000
Alternative minimum tax carryforward	15,000		—
Employee stock based compensation	237,000		237,000
Retail brokerage accounts	281,000		362,000
Contribution carryover	347,000		345,000
Furniture, equipment and leasehold improvements	96,000		59,000
Accrued expenses	83,000		134,000
For investment in affiliate	1,001,000	(a)	—
Accrued compensation and other	44,000		179,000

	6,774,000		4,555,000
Valuation allowance	(6,774,000)		(4,432,000)

	—		123,000
Deferred tax liability:
Acquired intangible assets	—		(123,000)

	$0		$0

(a)	Attributable to non-deductible bonus accrued at December 31, 2013 by affiliate, which will be deductible in 2014.

Due to cumulative losses incurred by the Company during the current and prior two years, the Company is unable to conclude that it is more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its deferred tax asset at December 31, 2013 and 2012.

At December 31, 2013, the Company has state net operating loss carryforwards aggregating $16 million, which expires through 2033 in various states. In addition, the Company has federal net operating loss carryforwards of $10 million at December 31, 2013, which expires through 2033. The Company also has additional federal net operating loss carryforwards of $471,000 at December 31, 2013 which is attributable to WFN and expires through 2020. Utilization of WFN’s federal net operating loss carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code.

The Company applied the “more-likely-than not” recognition threshold to all tax positions taken or expected to be taken in a tax return which resulted in no unrecognized tax benefits reflected in the 2013 financial statements. The Company classifies interest and penalties that would accrue according to the provisions of relevant tax law as income taxes.

The provision for income taxes in 2013 represents a federal alternative minimum tax assessment of $19,000, including $4,000 of interest and penalties, relating to the year 2012. The provision for income taxes in 2012 represents a state tax assessment of $34,000 relating to years 2007, 2008 and 2009 based on a tax examination completed by New York State in 2012. Tax years for 2010 and thereafter are subject to examinations by federal and state authorities. The Company is currently under tax examination by the States of New York and illinois for tax years 2010 and 2011.

NOTE F - STOCKHOLDERS’ EQUITY

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2013 and 2012, Siebert had net capital of approximately $12,986,000 and $16,692,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. During 2011, 2012 and 2013, the Company repurchased 17,179, 8,107 and 12,266 shares of common stock at an average price of $1.68, $1.67 and $1.56, respectively. As of December 31, 2013, 129,137 of common shares have been repurchased pursuant to such authorization.

NOTE G - OPTIONS

The Company’s 2007 Long-Term Incentive Plan (the “Plan”) authorizes the grant of options to purchase up to an aggregate of 2,000,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall not be less than the fair market value on the date of grant. No option may be granted under the Plan after December 2017. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. At December 31, 2013, options for 1,700,000 shares of common stock are available for grant under the Plan.

A summary of the Company’s stock option transactions for the three years ended December 31, 2013 is presented below:

		2013		2012		2011

		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the year		400,000	$3.33	1,228,200	$3.88	1,503,200	$4.14
Expired		(25,000)	4.75	(828,200)	$4.14	—	—
Forfeited		(25,000)	5.06	—	—	(275,000)	$5.33

Outstanding - end of year	(a)	350,000	$3.10	400,000	$3.33	1,228,200	$3.88

Fully vested and exercisable at end of year	(a)	350,000	$3.10	400,000	$3.33	1,228,200	$3.88

(a)	Weighted average remaining contractual terms of 4.25 years and no aggregate intrinsic value.

For the year ended December 31, 2013, 2012 and 2011, no stock options were granted.

As of December 31, 2013, there was no unrecognized compensation cost.

NOTE H - COMMITMENTS, CONTINGENCIES AND OTHER

(1)

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2013, 2012 or 2011. Credit risk represents the potential loss that would occur if counterparties fail to perform pursuant to the terms of their obligations. The Company is subject to credit risk to the extent a custodian or broker with whom it conducts business is unable to fulfill contractual obligations.

(2)

In a prior year, Siebert was named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. The complaint was brought on behalf of a class of purchasers in a public offering by Lehman Brothers Holdings, Inc. of $1,500,000,000 of 6.75% Subordinated Notes due 2017 (the “Notes”) and certain smaller issuances of other securities. The complaint asserted that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933 in that relevant offering materials were false and misleading. Siebert had agreed to purchase $15 million of the Notes and $462,953 of the other securities as an underwriter in the offerings. Siebert and the plaintiffs’ class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert, which was accrued and charged to expense in 2011 and paid in 2012. In the prior year certain plaintiffs did not agree to a settlement or purchased securities which were not covered by the settlement. In 2013, all such claims were either dismissed or settled for an amount that was not material.

Note h - Commitments, Contingencies And Other (Continued)

Siebert is party to certain other claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company.

(3)

The Company rents discount retail brokerage and other office space under long-term operating leases expiring in various periods through 2017. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

Year Ending December 31,	Amount

2014	$710,000
2015	615,000
2016	482,000
2017	80,000

$1,887,000

Rent expense, including escalations for operating costs, amounted to approximately $1,046,000, $907,000 and $1,095,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

(4)

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2013, 2012 and 2011.

(5)

Siebert is party to a Secured Demand Note Collateral Agreement with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. The secured demand note payable held by SBS and a related $1,200,000 receivable due from SBS are included in investments in and advances to equity investees in the accompanying consolidated statement of financial condition. Amounts that Siebert is obligated to lend under this arrangement are collateralized by cash equivalents of $1,532,000. Any amounts loaned will bear interest at 4% per annum and are repayable on August 31, 2015.

(6)	During 2012, commission income earned from one customer accounted for approximately 12% of total revenue.

(7)	In July 2013, Siebert extended its fully disclosed clearing agreement with its clearing broker through July 2017.

Note i - Summarized Quarterly Financial Data (Unaudited)

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$4,266,000	4,278,000	3,666,000	4,191,000	$6,553,000	$5,625,000	$4,073,000	$4,732,000
Net income (loss)	$(1,369,000)	(1,353,000)	(1,644,000)	(1,546,000)	$625,000	$447,000	$(912,000)	$(331,000)
Earnings (loss) per share:
Basic	$(.06)	(.06)	(.07)	(.07)	$0.03	$0.02	$(0.04)	$(0.01)
Diluted	$(.06)	(.06)	(.07)	(.07)	$0.03	$0.02	$(0.04)	$(0.01)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert, Brandford, Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert, Brandford, Shank & Co., L.L.C. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ capital and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siebert, Brandford, Shank & Co., L.L.C. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
February 24, 2014

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Financial Condition

	December 31,

	2013	2012

ASSETS
Cash and cash equivalents	$19,787,407	$12,510,002
Accounts receivable	562,147	958,060
Securities owned, at fair value	—	11,264,998
Due from broker	8,158	—
Receivable from affiliate	—	36,309
Secured demand note	1,200,000	1,200,000
Furniture, equipment and leasehold improvements, net	822,133	1,024,528
Other assets	618,743	758,007

	$22,998,588	$27,751,904

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to affiliate	$28,264	$27,644
Due to broker	—	2,320,760
Accounts payable and accrued expenses	4,006,608	5,375,185
Bank overdraft	1,225,779	—
Deferred rent	622,075	631,815

	5,882,726	8,355,404

Subordinated debt	1,200,000	1,200,000

Commitments - Note E

Total liabilities	7,082,726	9,555,404

Members’ capital	15,915,862	18,196,500

	$22,998,588	$27,751,904

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Operations

	Years Ended December 31,

	2013	2012	2011

Revenues:
Investment banking	$20,847,546	$23,092,819	$20,625,468
Trading profits	4,114,958	5,149,140	5,811,327
Interest and other	2,817	4,389	4,278

	24,965,321	28,246,348	26,441,073

Expenses:
Employee compensation and benefits	18,619,549	20,541,452	19,878,202
Clearing fees	122,209	129,694	142,648
Communications	889,207	905,970	940,907
Occupancy	1,088,755	1,052,908	1,065,030
Professional fees	528,313	591,175	623,415
Interest	48,000	66,718	59,290
State and local income tax	36,326	78,706	120,907
General and administrative	3,440,071	3,300,549	3,593,466

	24,772,430	26,667,172	26,423,865

Net income	$192,891	$1,579,176	$17,208

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Changes in Members’ Capital

Balance - January 1, 2011	$19,211,152
Distributions to members	(2,417,244)
Net income	17,208

Balance - December 31, 2011	16,811,116
Distributions to members	(193,792)
Net income	1,579,176

Balance - December 31, 2012	18,196,500
Distributions to members	(2,473,529)
Net income	192,891

Balance - December 31, 2013	$15,915,862

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Statements of Cash Flows

	Years Ended December 31,

	2013	2012	2011

Cash flows from operating activities:
Net income	$192,891	$1,579,176	$17,208
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	250,154	266,093	256,161
Changes in:
Accounts receivable	395,913	(739,538)	2,260,023
Due to/from broker	(2,328,918)	2,323,885	(508,730)
Securities owned, at fair value	11,264,998	(11,264,998)	11,816,604
Other assets	139,264	81,554	102,903
Payable to (receivable from) affiliates	36,929	(27,506)	(49,432)
Accounts payable and accrued expenses	(1,368,577)	(1,277,796)	(9,336,178)
Bank overdraft	1,225,779	—	—
Deferred rent	(9,740)	(54,848)	(54,888)

Net cash provided by/(used in) operating activities	9,798,693	(9,113,978)	4,503,671

Cash flows from investing activities:
Purchase of leasehold improvements and equipment	(47,759)	(63,381)	(65,053)

Cash flows from financing activities:
Distributions to members	(2,473,529)	(193,792)	(2,417,244)
Subordinated borrowings	—	—	6,000,000
Subordinated repayments	—	(6,000,000)	—

Net cash (used in)/provided by financing activities	(2,473,529)	(6,193,792)	3,582,756

Net increase/(decrease) in cash and cash equivalents	7,277,405	(15,371,151)	8,021,374
Cash and cash equivalents - beginning of year	12,510,002	27,881,153	19,859,779

Cash and cash equivalents - end of year	$19,787,407	$12,510,002	$27,881,153

Supplemental disclosures of cash flow information:
Taxes paid	$28,177	$101,517	$154,726
Interest paid	$48,000	$66,718	$48,000

See notes to financial statements

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2013 and 2012

Note A - Organization and Summary of Significant Accounting Policies

[1]	Organization:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS” or the “Company”) engages in the business of tax-exempt underwriting and related trading activities. The Company qualifies as a Minority and Women Owned Business Enterprise in certain municipalities.

[2]	Investment banking revenues:

Investment banking revenues include gains and fees, net of syndicate expenses, arising primarily from municipal bond offerings in which the Company acts as an underwriter or agent. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable

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

The classification of financial instruments valued at fair value as of December 31, 2013 and 2012 is as follows:

	December 31, 2013

	Level 1	Level 2	Total

Cash equivalents	$19,787,407		$19,787,407

	December 31, 2012

	Level 1	Level 2	Total

Cash equivalents	$12,327,108		$12,327,108
Municipal Bonds		$11,264,998	$11,264,998

	$12,327,108	$11,264,998	$23,592,106

The fair value of municipal bonds is determined using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates and bond default risk spreads.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2013 and 2012

Note A - Organization and Summary of Significant Accounting Policies (CONTINUED)

[5]	Cash equivalents:

Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents, which are valued at fair value, consist of money market funds which amounted to $19,787,407 and $12,327,108 at December 31, 2013 and 2012, respectively (Level 1). In January 2014, the Company transferred funds from its money market accounts to its bank account to cover the $1,225,779 overdraft at December 31, 2013. The Company maintains its assets with financial institutions which may at times exceed federally insured limits. In the event of financial institutions insolvency, recovery of the assets may be limited.

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

Note B - Subordinated Borrowings and Secured Demand Note Receivable

The subordinated debt at December 31, 2013 and December 31, 2012 consists of a Secured Demand Note Collateral Agreement payable to Muriel Siebert & Co., Inc. (“Siebert”), a member of the Company, in the amount of $1,200,000 bearing 4% interest and due August 31, 2015. Interest expense paid to Siebert for each of the years ended December 31, 2013, 2012 and 2011 amounted to $48,000.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule. To the extent that such borrowing is required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,532,000 at both December 31, 2013 and December 31, 2012. Interest earned on the collateral paid by Siebert to SBS amounted to approximately $1,500, $2,900 and $2,500 in 2013, 2012 and 2011, respectively.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2013 and 2012

NOTE C - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements consist of the following:

	December 31,
	2013	2012

Equipment	$896,376	$855,315
Furniture and leasehold improvements	1,659,740	1,653,042

	2,556,116	2,508,357
Less accumulated depreciation and amortization	1,733,983	1,483,829

	$822,133	$1,024,528

Depreciation and amortization expense for 2013, 2012 and 2011 amounted to $250,154, $266,093 and $256,161, respectively.

NOTE D - NET CAPITAL

The Company is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2013 and 2012, the Company had net capital of $18,271,172 and $20,722,398, respectively, which was $18,021,172 and $20,472,398, respectively, in excess of its required net capital and its ratio of aggregate indebtedness to net capital was 0.16 and 0.09 to 1, respectively. The Company claims exemption from the reserve requirements under Section 15c-3-3(k)(2)(ii).

NOTE E - COMMITMENTS

The Company rents office space under long-term operating leases expiring through 2020. These leases call for base rent plus escalations for property taxes and other operating expenses. Future minimum base rent under these operating leases as of December 31, 2013 are as follows:

Year Ending December 31,	Amount

2014	$905,000
2015	800,000
2016	632,000
2017	459,000
2018	445,000
Thereafter	593,000

$3,834,000

Rent expense, including taxes and operating expenses for 2013, 2012 and 2011 amounted to $1,088,755, $1,052,908 and $1,065,030, respectively.

In prior years, the Company purchased leasehold improvements of approximately $620,000 which were reimbursed by the landlord. The Company recorded such reimbursement as a credit to deferred rent liability, which is being recognized as a reduction of rental expense on a straight-line basis over the term of the lease.

Rent expense is being charged to operations on a straight-line basis resulting in a deferred rent liability which, including the reimbursement discussed above amounted to $622,075 at December 31, 2013 and $631,815 at December 31, 2012.

SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

Notes to Financial Statements
December 31, 2013 and 2012

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2013	2012

Accounts payable	$171,761	$98,038
Accrued bonus and other employee compensation	3,785,271	5,011,647
Other accrued expenses	49,576	265,500

	$4,006,608	$5,375,185

NOTE G - OTHER

During each of 2012 and 2011, the Company was charged $75,000 by Siebert for general and administrative services. During 2013 the Company was charged $100,000 by Siebert for general and administrative services.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Suzanne Shank
Suzanne Shank
Acting Chief Executive Officer

Date:	March 31, 2014

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Suzanne Shank	Acting Chief Executive Officer	March 31, 2014
Suzanne Shank	(principal executive officer)

/s/ Joseph M. Ramos, Jr.	Executive Vice President, Chief Operating Officer and Chief Financial Officer and Secretary (principal financial and accounting officer)	March 31, 2014
Joseph M. Ramos, Jr.

/s/ Patricia L. Francy	Director	March 31, 2014
Patricia L. Francy

/s/ Jane H. Macon	Director	March 31, 2014
Jane H. Macon

/s/ Robert P. Mazzarella	Director	March 31, 2014
Robert P. Mazzarella

/s/ Nancy Peterson Hearn	Director	March 31, 2014
Nancy Peterson Hearn

EXHIBIT INDEX

Exhibit No.	Description Of Document

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

21	Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001)

23	Consent of Independent Auditors

31.1	Certification of Suzanne Shank pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Suzanne Shank of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002

*

Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended.

**	Management contract or compensatory plan or arrangement.