Form 10-Q
period 2014-03-31
SIEBERT FINANCIAL CORP
filed 2014-05-15
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________

Commission file number	0-5703

Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 2, 2014, there were 22,085,126 shares of Common Stock, par value $.01 per share outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries Consolidated Statements of Financial Condition
	March 31, 2014 (unaudited)	December 31, 2013

ASSETS
Cash and cash equivalents	$14,190,000	$15,424,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	770,000	1,105,000
Securities owned, at fair value	377,000	406,000
Furniture, equipment and leasehold improvements, net	672,000	712,000
Investment in and advances to affiliates	8,880,000	8,022,000
Prepaid expenses and other assets	755,000	751,000
Intangibles, net	15,000	18,000

	$27,191,000	$27,970,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:

Accounts payable and accrued liabilities	$2,054,000	$2,861,000

Contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, and 22,085,126 shares outstanding at March 31, 2014 and December 31, 2013	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	10,175,000	10,147,000
Less: 1,126,720 shares of treasury stock, at cost at March 31, 2014 and December 31, 2013	(4,760,000)	(4,760,000)

	25,137,000	25,109,000

	$27,191,000	$27,970,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,

	2014	2013

Revenues:
Commissions and fees	$2,980,000	$2,985,000
Investment banking	435,000	730,000
Trading profits	289,000	535,000
Interest and dividends	14,000	16,000

	3,718,000	4,266,000

Expenses:
Employee compensation and benefits	1,951,000	2,259,000
Clearing fees, including floor brokerage	522,000	584,000
Professional fees	763,000	844,000
Advertising and promotion	70,000	99,000
Communications	270,000	347,000
Occupancy	243,000	257,000
Other general and administrative	597,000	551,000

	4,416,000	4,941,000

Income (loss) from equity investees	726,000	(694,000)

Net income (loss)	$28,000	$(1,369,000)

Net income (loss) per share of common stock -
Basic and Diluted	.00	$(.06)

Weighted average shares outstanding -
Basic	22,085,126	22,093,322
Diluted	22,087,585	22,093,322

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,

	2014	2013

Cash flows from operating activities:
Net income (loss)	$28,000	$(1,369,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	82,000	31,000
(Income) / loss income from equity investees	(726,000)	694,000
Distribution from equity investees	—	73,000
Changes in:
Securities owned, at fair value	29,000	(75,000)
Receivable from brokers	335,000	843,000
Prepaid expenses and other assets	(4,000)	(48,000)
Accounts payable and accrued liabilities	(807,000)	(292,000)

Net cash used in operating activities	(1,063,000)	(143,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(39,000)	(40,000)
Advances to equity investees	(132,000)	(69,000)

Net cash used in investing activities	(171,000)	(109,000)

Cash flows from financing activities:
Purchase of treasury shares	—	(16,000)

Net cash used in financing activities	—	(16,000)

Net decrease in cash and cash equivalents	(1,234,000)	(268,000)
Cash and cash equivalents - beginning of period	15,424,000	18,902,000

Cash and cash equivalents - end of period	$14,190,000	$18,634,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$11,000	$26,000

See notes to condensed consolidated financial statements

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014 and 2013
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2013 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Because of the nature of the Company’s business, the results of operations for the three months ended March 31, 2014 are not necessarily indicative of operating results for the full year.

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

Level 2 – Inputs, other than quoted prices that are observable, either directly or indirectly, and reasonably available.

Level 3 – Unobservable inputs, which reflect the assumptions that management develops based on available information about the assumptions market participants would use in valuing the asset or liability.

The classification of financial instruments valued at fair value as of March 31, 2014, is as follows:

Financial Instruments	Level 1

Cash equivalents	$14,926,000
Securities	377,000
$15,303,000

Cash equivalents primarily represent investments in money market funds. Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange.

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. Basic and diluted net income per common share for the three months ended March 31, 2014 are the same, as the effect of stock options dilution is immaterial. Shares underlying stock options included in the diluted computation amounted to 25,000 (out of 290,000 outstanding stock options) in 2014. Using the treasury stock method resulted in an extra 2,459 weighted average shares for the diluted calculation. In 2013, shares underlying stock options not included in the diluted computation amounted to 400,000.

5.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of March 31, 2014, Siebert had net capital of approximately $12,506,000 as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under section 15c3-3(k)(2)(ii).

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

Trading profits are also recorded on a trade-date basis and principally represent riskless principal transactions in which the Company, after receiving an order, buys or sells securities as principal and at the same time sells or buys the securities with a markup or markdown to satisfy the order.

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

7.	Capital Transactions:

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Under this program, shares are purchased from time to time, at management’s discretion, in the open market and in private transactions. The Company did not purchase any shares in the first quarter of 2014.

There were no stock option transactions during the three months ended March 31, 2014. At March 31, 2014, there were 290,000 outstanding options at a weighted average exercise price of $3.11, which were fully vested and exercisable. As of March 31, 2014, there were no unrecognized compensation costs.

8.	Investment in and advances to affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income or loss from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

Summarized financial data of SBS is set forth below.

	March 31, 2014	March 31, 2013

Total assets, including secured demand note of $1,200,000 due from Siebert	$31,634,000
Total liabilities, including subordinated liabilities of $1,200,000 due to Siebert	14,246,000
Total members’ capital	17,388,000
Regulatory minimum net capital requirement	250,000
Total revenues	7,735,000	3,995,000
Net Income	1,481,000	(1,229,000)

Siebert charged SBS $25,000 during the three months ended March 31, 2014 and 2013, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net income for the three months ended March 31, 2014 and net loss in 2013 amounted to $726,000 and $602,000, respectively.

Siebert did not receive a distribution from SBS during the three months ended March 31, 2014 and Siebert’s share of undistributed earnings from SBS amounted to $8.1 million at March 31, 2014. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement between Siebert and the principals and SBS’s continued compliance with its regulatory net capital requirements.

SBS Financial Products Company, LLC (“SBSFPC”)

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in, SBSFPC which engages in derivatives transactions related to the municipal underwriting business. As of March 31, 2014, SBSFPC’s operations were being phased out.

Summarized financial data of SBSFPC is set forth below.

	March 31, 2014	March 31, 2013

Total assets	$568,000
Total liabilities	—
Total members’ capital	568,000
Total revenues	—	(222,000	)*
Net loss	(1,000)	(275,000)

*Negative balance was attributable to unrealized loss on derivative contracts.

The Company’s share of net loss for the three months ended March 31, 2014 and 2013 amounted to $0 and $92,000, respectively.

During the quarter ended March 31, 2013, SBSFPC incurred a loss of $241,000 on the write down in value of the derivative contracts with the City of Detroit to adjust their carrying value to the carrying value of the derivative contracts with the financial institution. In July 2013, as a result of the filing of a bankruptcy petition by the City of Detroit, SBSFPC unwound certain derivative contracts with a financial institution pursuant to the terms of the contracts. The contracts were recorded as liabilities with a carrying value of $123,063,000. In connection therewith, SBSFPC assigned certain derivative contracts with the City of Detroit to the financial institution, which were recorded as assets with a carrying value of $123,063,000. No gain or loss was recognized by SBSFPC as a result of the unwinding and assignment of these derivative contracts and SBSFPC has no continuing obligations or rights with respect to the derivative contracts.

At March 31, 2014, SBSFPC had accumulated distributions in excess of cumulative earnings in the amount of $632,000 of which the Company’s share was $211,000. The Company received no distribution from SBSFPC during the three months ended March 31, 2014.

9.	Contingencies and Commitments:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months ended March 31, 2014 and 2013.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management all such claims, suits and complaints are without merit, or involve amounts which would not have a material effect on the financial position or results of operations of the Company.

Siebert is party to a Secured Demand Note Collateral Agreement, as amended on July 29, 2013, with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. The secured demand note payable held by SBS and a related $1,200,000 receivable due from SBS is included in investments in and advances to equity investees in the accompanying consolidated statements of financial condition. Amounts that Siebert is obligated to lend under this arrangement are collateralized by cash equivalents of $1,532,000. Any amounts loaned will bear interest at 4% per annum and are repayable on August 31, 2015.

10.	Income taxes:

There is no provision for income taxes on income in the 2014 period as the Company had available net operating loss carry forward (which had been fully reserved) to offset such income. No tax benefit has been recognized for the loss in the 2013 period as the Company has fully offset the related deferred tax asset by a valuation allowance due to cumulative losses incurred by the Company and its subsidiaries during the prior three years.

11.	Related parties:

Effective September 16, 2013, one of the Principals having 25.5% ownership in SBS and 33.3% interest in SBSFPC became the Company’s Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and our unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

          Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The recent financial crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. had income for the current period of approximately $1,481,000. This resulted in income to the Company of $726,000 for the current three month period. Our expenses include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which remains unresolved. The Company believes that the action is without merit, but the costs of defense, which are included as professional expenses, have adversely affected the Company’s results of operations and may continue to affect the results of operations until the action is completed. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of and for the three months ended March 31, 2014 and 2013, respectively, which we use in evaluating our business.

	For the Three Months ended March 31,
Retail Customer Activity:	2014	2013

Total retail trades:	80,782	81,982
Average commission per retail trade:	$20.16	$23.44

Retail customer balances:
Retail customer net worth (in billions):	7.3	$6.9
Retail customer money market fund value (in billions):	1.0	$1.0
Retail customer margin debit balances (in millions):	240.0	$186.0
Retail customer accounts with positions:	34,871	40,904

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

We like other securities firms, are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect our relative profitability. In periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings or loss for any period should not be considered representative of any other period.

Recent Developments

          On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. The Company did not purchase shares in the first quarter of 2014.

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

Results of Operations

We had a net income of $28,000 and a net loss of $1.4 million for the three months ended March 31, 2014 and 2013, respectively.

Total revenues for the three months ended March 31, 2014 were $3.7 million, a decrease of $548,000 or 12.8% from the same corresponding period in 2013.

          Commission and fee income for the three months ended March 31, 2014 was $3.0 million, a decrease of $5,000 or 0.2% from the same corresponding period in 2013 primarily due to a decrease in the retail customer commission ticket average offset by an increase in margin debit rebates as a result of higher margin debit balances.

          Investment banking revenues for the three months ended March 31, 2014 were $435,000, a decrease of $295,000 or 40.4% from the same corresponding period in 2013 primarily due to a decrease in participation in new issues in the equity and debt markets.

          Trading profits were $289,000 for the three months ended March 31, 2014, a decrease of $246,000 or 46.0% from the same corresponding period in 2013 due to an overall decrease in customer trading volume in the debt markets.

Interest and dividends for the three months ended March 31, 2014 were $14,000, a decrease of $2,000 or 12.5% from the same corresponding period in 2013 primarily due to lower cash balances.

Total expenses for the three months ended March 31, 2014 were $4.4 million, a decrease of $525,000 or 10.6% from the same corresponding period in 2013.

          Employee compensation and benefit costs for the three months ended March 31, 2014 was $2.0 million, a decrease of $308,000 or 13.6% from the same corresponding period in 2013 due to a decrease in commissions and bonuses paid based on production in the debt capital markets and retail operations. In addition, savings resulted from a lower headcount in 2014.

          Clearing and floor brokerage costs for the three months ended March 31, 2014 were $522,000, a decrease of $62,000 or 10.6% from the same corresponding period in 2013 primarily due to lower retail customer trading volumes.

          Professional fees were $763,000 for the three months ended March 31, 2014, a decrease of $81,000, or 9.6% from the same corresponding period in 2013 primarily due to a decrease in legal fees relating to a dispute with a former employee and a decrease in consulting fees in our commission recapture business.

          Advertising and promotion expenses for the three months ended March 31, 2014 were $70,000, a decrease of $29,000 or 29.3% from the same corresponding period in 2013 due to a decrease in online advertising.

          Communications expense for the three months ended March 31, 2014 was $270,000, a decrease of $77,000 or 22.2% from the same corresponding period in 2013 primarily due to savings in communication and line charges with our new phone vendor Shoretel.

          Occupancy costs for the three months ended March 31, 2014 were $243,000, a decrease of $14,000 or 5.4% from the same corresponding period in 2013 due to a decrease in our Jersey City office lease operating expenses.

          Other general and administrative expenses were $597,000, an increase of $46,000 or 8.3% from the same corresponding period in 2013 due to an increase in depreciation from leasehold improvements written off over the life of the NY office lease.

          Income from Siebert’s equity investment in Siebert, Brandford, Shank & Co., L.L.C., an entity in which Siebert holds a 49% equity interest (“SBS”), for the three months ended March 31, 2014 was $726,000, compared to a loss of $602,000 from the same corresponding period in 2013 due to SBS participating in more municipal bond offerings as senior- and co-manager. Income from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33% equity interest (“SBSFPC”), for the three months ended March 31, 2014 was zero as compared to a loss of $92,000 from the same corresponding period in 2013. In 2014, operations are winding down. The loss in 2013 was due to the mark to market loss in positions.

          There is no provision for income taxes for the three months ended March 31, 2014 because the Company utilized its net operating loss carry forward for which no benefit was previously recognized. No tax benefit related to the pre-tax loss was recorded for the three months ended March 31, 2013 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at March 31, 2014 were $27.2 million. As of that date, $14.2 million, or 52.2%, of our total assets were regarded by us as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2014, Siebert’s regulatory net capital was $12.5 million, $12.3 million in excess of its minimum capital requirement of $250,000.

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company did not purchase shares in the 1st quarter of 2014.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of March 31, 2014. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2015 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions as of March 31, 2014.

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

Item 1A. Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions.

We did not purchase shares in the first quarter of 2014.

A summary of our repurchase activity for the three months ended March 31, 2014 is as follows:

Issuer Purchases Of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs

January 2014			129,137	170,863
February 2014			129,137	170,863
March 2014			129,137	170,863
Total			129,137	170,863

All of the purchases were made in open market transactions.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Suzanne Shank

Suzanne Shank
Acting Chief Executive Officer (Principal executive officer)

Dated: May 15, 2014

By:	/s/ Joseph M. Ramos, Jr.

Joseph M. Ramos, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal financial and accounting officer)

Dated: May 15, 2014

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