Form 10-Q
period 2014-06-30
SIEBERT FINANCIAL CORP
filed 2014-08-14
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 3, 2014, there were 22,085,126 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2014 (Unaudited)	December 31, 2013

ASSETS
Cash and cash equivalents	$13,805,000	$15,424,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	1,128,000	1,105,000
Securities owned, at fair value	394,000	406,000
Furniture, equipment and leasehold improvements, net	633,000	712,000
Investment in and advances to affiliates	8,419,000	8,022,000
Prepaid expenses and other assets	674,000	751,000
Intangibles, net	13,000	18,000
	$26,598,000	$27,970,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$7,538,000	$2,861,000

Contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, and 22,085,126 shares outstanding at June 30, 2014 and December 31, 2013	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	4,098,000	10,147,000
Less: 1,126,720 shares of treasury stock, at cost at June 30, 2014 and December 31, 2013	(4,760,000)	(4,760,000)
	19,060,000	25,109,000

	$26,598,000	$27,970,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Commissions and fees	$2,637,000	$2,904,000	$5,617,000	$5,889,000
Investment banking	710,000	751,000	1,145,000	1,481,000
Trading profits	343,000	607,000	632,000	1,142,000
Interest and dividends	15,000	16,000	29,000	32,000
	3,705,000	4,278,000	7,423,000	8,544,000

Expenses:
Employee compensation and benefits	1,982,000	2,249,000	3,933,000	4,508,000
Clearing fees, including floor brokerage	453,000	675,000	975,000	1,259,000
Professional fees	1,572,000	1,109,000	2,335,000	1,953,000
Loss related to arbitration settlement	4,300,000		4,300,000
Advertising and promotion	52,000	76,000	122,000	175,000
Communications	252,000	328,000	522,000	675,000
Occupancy	209,000	259,000	452,000	516,000
Other general and administrative	630,000	558,000	1,227,000	1,109,000
	9,450,000	5,254,000	13,866,000	10,195,000
(Loss) income from equity investees	(332,000)	(377,000)	394,000	(1,071,000)

Net (loss)	(6,077,000)	(1,353,000)	(6,049,000)	(2,722,000)

Net (loss) per share of common stock -
Basic and Diluted	($.28)	($.06)	($.27)	($.12)
Weighted average shares outstanding -
Basic and Diluted	22,085,126	22,085,830	22,085,126	22,089,555

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss)	(6,049,000)	(2,722,000)
Adjustments to reconcile net (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	180,000	63,000
(Income) / loss from equity investees	(394,000)	1,071,000
Distribution from equity investees	9,000	1,216,000
Changes in:
Securities owned, at fair value	12,000	(79,000)
Receivable from brokers	(23,000)	956,000
Prepaid expenses and other assets	77,000	80,000
Accounts payable and accrued liabilities	4,677,000	52,000
Net cash (used in) / provided by operating activities	(1,511,000)	637,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(96,000)	(50,000)
Payment of advances made to equity investees	(12,000)	(66,000)
Net cash used in investing activities	(108,000)	(116,000)

Cash flows from financing activities:
Purchase of treasury shares	—	(19,000)
Net cash used in financing activities	—	(19,000)

Net (decrease) increase in cash and cash equivalents	(1,619,000)	502,000
Cash and cash equivalents - beginning of period	15,424,000	18,902,000

Cash and cash equivalents - end of period	13,805,000	19,404,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$40,000	$29,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2014 and 2013
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

The condensed consolidated financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2013 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2013. Because of the nature of the Company’s business, the results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of operating results for the full year.

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

The classification of financial instruments valued at fair value as of June 30, 2014, as follows:

Financial Instruments	Level 1
Cash equivalents	$14,645,000
Securities	394,000
$15,039,000

Cash equivalents primarily represent investments in money market funds. Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange.

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for the three and six months ended June 30, 2014 and June 30, 2013. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares underlying stock options not included in the diluted computation amounted to 265,000 in 2014 and 400,000 in 2013.

5.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of June 30, 2014, Siebert had net capital of approximately $6,693,000 as compared with net capital requirements of $250,000. Siebert claims exemptions from the reserve requirement under section 15c3-3(k)(2)(ii).

6.	Revenue:

Commission revenues and related clearing expenses are recorded on a trade-date basis. Fees, consisting principally of revenue participation with the Company’s clearing broker in distribution fees and interest are recorded as earned.

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

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. The Company did not purchase any shares during the three and six months ended June 30, 2014.

During the six months ended June 30, 2014, 25,000 employee stock options expired in June 2014 with an exercise price of $4.04, and 60,000 stock options were cancelled in January 2014 at an exercise price of $3.05 with the passing of Director Leonard M. Leiman . At June 30, 2014, there are 265,000 outstanding options at a weighted average exercise price of $3.02, which were fully vested and exercisable. As of June 30, 2014, there were no unrecognized compensation costs.

8.	Investment in and advances to affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

Siebert holds a 49% ownership interest in SBS which is engaged in municipal bond underwritings. Income or loss from SBS is considered to be integral to Siebert’s operations and material to its results of operations.

Summarized financial data of SBS is set forth below.

	June 30, 2014	June 30, 2013

Total assets, including secured demand note of $1,200,000 due from Siebert	$22,413,000
Total liabilities, including subordinated liabilities of $1,200,000 due to Siebert	5,705,000
Total members’ capital	16,708,000
Regulatory minimum net capital requirement	250,000
Six months ended:
Total revenues	12,384,000	$9,028,000
Net income (loss)	810,000	(1,941,000)
Three months ended:
Total revenues	4,649,000	5,034,000
Net (loss)	(671,000)	(713,000)

Siebert charged SBS $50,000 for each of the six months ended June 30, 2014 and 2013, and $25,000 for each of the three months ended June 30, 2014 and 2013, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net (loss) income for the three months ended June 30, 2014 and June 30, 2013 amounted to ($329,000) and ($349,000), respectively, and for the six months ended June 30, 2014 and June 30, 2013 amounted to $397,000 and ($951,000) , respectively.

Siebert received a distribution from SBS of $9,000 during the six months ended June 30, 2014, and Siebert’s share of undistributed earnings from SBS amounted to $7.8 million at June 30, 2014. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement among Siebert and the principals of SBS and SBS’s continued compliance with its regulatory net capital requirements.

SBS Financial Products Company, LLC (“SBSFPC”)

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in, SBSFPC which engages in derivatives transactions related to the municipal underwriting business. As of June 30, 2014, SBSFPC’S operations were being phased out.

Summarized financial data of SBSFPC is set forth below.

	June 30, 2014	June 30, 2013
Total assets	558,000
Total liabilities	—
Total members’ capital	558,000
Six months ended:
Total revenues	—	(208,000)*
Net loss	(11,000)	(360,000)
Three months ended:
Total revenues	—	14,000
Net loss	(10,000)	(85,000)
*Negative balance was attributable to unrealized loss on derivative contracts.

The Company’s share of net loss of SBSFPC for the three months ended June 30, 2014 and 2013 amounted to $3,000 and $28,000, respectively. The Company’s share of net loss for the six months ended June 30, 2014 and 2013 amounted to $3,000 and $120,000, respectively.

During the quarter ended March 31, 2013, SBSFPC incurred a loss of $241,000 on the write down in value of the derivative contracts with the City of Detroit to adjust their carrying value to the carrying value of the derivative contracts with a financial institution. In July 2013, as a result of the filing of a bankruptcy petition by the City of Detroit, SBSFPC unwound certain derivative contracts with a financial institution pursuant to the terms of the contracts. The contracts were recorded as liabilities with a carrying value of $123,063,000. In connection therewith, SBSFPC assigned certain derivative contracts with the City of Detroit to the financial institution, which were recorded as assets with a carrying value of $123,063,000. No gain or loss was recognized by SBSFPC as a result of the unwinding and assignment of these derivative contracts and SBSFPC has no continuing obligations or rights with respect to the derivative contracts.

At June 30, 2014, SBSFPC had cumulative distributions in excess of cumulative earnings in the amount of $642,000, of which the Company’s share was $214,000. The Company did not receive a distribution from SBSFPC during the six months ended June 30, 2014.

9.	Contingencies and Commitments:

In July 2014, the Company entered into a settlement agreement with respect to a dispute with a former employee, which arose in a prior year. Pursuant to the settlement, the Company paid $4,300,000 to the former employee, and all claims and counterclaims have been dismissed and released. The accompanying financial statements as of and for the six months ended June 30, 2014 reflect a charge and related liability to give effect to the settlement.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the six months ended June 30, 2014 and 2013.

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

No tax benefit has been recognized for the loss in the 2014 and 2013 periods as the Company has provided a valuation allowance to fully reserve the related deferred tax asset as realization of such asset is not considered more likely than not due to cumulative losses incurred by the Company and its subsidiaries during the prior three years.

11.	Related parties:

Effective September 16, 2013, one of the Principals having a 25.5% ownership in SBS and a 33.3% interest in SBSFPC became the Company’s Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The financial crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. The stock market has improved in the six months ended June 30, 2014, however our revenue has not improved during this period. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”) had income for the current six months period of approximately $810,000 compared to a loss of $1.9 million for the same period last year. This resulted in income to the Company of $397,000 for the current six month period. Our expenses include the costs and loss related to an arbitration proceeding commenced by a former employee following the termination of his employment which was settled in July 2014. The costs of defense, which are included as professional expenses during 2014 and 2013 periods and related loss on settlement accrued for the three and six month periods ended June 30, 2014, have adversely affected the Company’s result of operations. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of June 30, 2014 and 2013 and for the three and six months ended June 30, 2014 and 2013, respectively, which we use in evaluating our business.

	For the Three Months ended June 30,		For the Six Months ended June 30,
Retail Customer Activity:	2014	2013	2014	2013

Total retail trades:	67,102	84,242	147,884	166,224
Average commission per retail trade:	19.64	$20.58	19.93	$21.99

	As of June 30,
Retail customer balances:	2014	2013
Retail customer net worth (in billions):	7.5	$6.8
Retail customer money market fund value (in billions):	1.0	$1.1
Retail customer margin debit balances (in millions):	251.3	$204.8
Retail customer accounts with positions:	34,360	39,585

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debits balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

Recent Developments

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. During the six months ended June 30, 2014, the Company did not purchase any shares.

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

Results of Operations

          We had a net loss of $6,077,000 and $6,049,000 for the three months and six months ended June 30, 2014, respectively.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

          Total revenues for the three months ended June 30, 2014 were $3.7 million, a decrease of $573,000 or 13.4% from the same period in 2013.

          Commission and fee income for the three months ended June 30, 2014 was $2.6 million, a decrease of $267,000 or 9.2% from the same period in 2013 primarily due to a decrease in retail customer trading and ticket average, commission recapture business, institutional participation, and debt market opportunities offset by an increase in margin debit rebates as a result of higher margin debit balances.

          Investment banking revenues for the three months ended June 30, 2014 were $710,000, a decrease of $41,000 or 5.5% from the same period in 2013 due to our reduced participation in new issues in the equity and debt capital markets.

          Trading profits were $343,000 for the three months ended June 30, 2014, a decrease of $264,000 or 43.5% from the same period in 2013 due to an overall decrease in trading volume primarily in the debt markets.

          Interest and dividends for the three months ended June 30, 2014 were $15,000, a decrease of $1,000 or 6.3% from the same period in 2013 due to lower cash balances.

          Total expenses for the three months ended June 30, 2014 were $9.4 million, an increase of $4.2 million or 79.9% from the same period in 2013.

          Employee compensation and benefit costs for the three months ended June 30, 2014 were $2.0 million, a decrease $267,000 or 11.9% from the same period in 2013 due to a decrease in commission and bonus paid based on production in the capital markets and retail operations. In addition, savings resulted from a lower headcount in 2014.

          Clearing and floor brokerage costs for the three months ended June 30, 2014 were $453,000, a decrease of $222,000 or 33.0% from the same period in 2013 primarily due to lower retail customer trading volumes, as well as a decrease in our commission recapture business.

          Professional fees for the three months ended June 30, 2014, were $1.6 million, an increase of $463,000 or 41.7% from the same period in 2013 primarily due to increases in legal fees relating to a dispute with a former employee.

          Loss related to arbitration settlement with a former employee for the three months ended June 30, 2014 amounted to $4.3 million.

Advertising and promotion expenses for the three months ended June 30, 2014 were $52,000, a decrease of $24,000 or 31.6% from the same period in 2013 due to a decrease in online advertising and public relations costs.

          Communications expense for the three months ended June 30, 2014, was $252,000, a decrease of $76,000 or 23.2% from the same period in 2013 primarily due to a decrease in real time quotes given to customers, reduction of users on Nasdaq trading and compliance systems, and cost reduction due to a new phone system.

          Occupancy costs for the three months ended June 30, 2014 were $209,000, a decrease of $50,000 or 19.3% from the same period in 2013 due to a decrease in our Jersey City office lease operating expenses, our New York lease expense and the closing of our West Palm beach office effective March 31, 2014.

          Other general and administrative expenses for the three months ended June 30, 2014 were $630,000, an increase of $72,000 or 12.9% from the same period in 2013 due to an increase in depreciation from leasehold improvements recognized over the life of the NY office lease expiring January of 2017.

          Income from Siebert’s equity investment in SBS (an entity in which Siebert holds a 49% equity interest), for the three months ended June 30, 2014, was a loss of $329,000, compared to a loss of $349,000 from the same period in 2013 due to SBS participating in fewer senior managed and co-managed transactions. Loss from our equity investment in SBS Financial Products Company, LLC, an entity in which we hold a 33.33% equity interest (“SBSFPC”) for the three months ended June 30, 2014, was $3,000 as compared to $28,000 for the same period in 2013. The losses in 2014 were due to operations winding down. In 2013 the loss was due to mark to market positions.

          No tax benefit related to the pre-tax loss was recorded for the three months ended June 30, 2014 and June 30, 2013 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

          Total revenues for the six months ended June 30, 2014 were $7.4 million, a decrease of $1.1 million or 13.1% from the same period in 2013.

          Commission and fee income for the six months ended June 30, 2014 was $5.6 million, a decrease of $272,000 4.6% from the same period in 2013 due to a decrease in retail customer trading and ticket average, commission recapture business, institutional participation, and debt market opportunities offset by an increase in margin debit rebates as a result of higher margin debit balances.

          Investment banking revenues for the six months ended June 30, 2014 were $1.1 million, a decrease of $336,000 or 22.7% from the same period in 2013 due to our reduced participation in new issues in the equity and debt capital markets.

          Trading profits were $632,000 for the six months ended June 30, 2014, a decrease of $510,000 or 44.7% from the same period in 2013 due to an overall decrease in trading volume in the debt markets.

          Interest and dividends for the six months ended June 30, 2014 were $29,000, a decrease of $3,000 or 9.4% from the same period in 2013 primarily due to lower cash balances.

          Total expenses for the six months ended June 30, 2014 were $13.9 million, an increase of $3.7 million or 36.0% from the same period in 2013.

          Employee compensation and benefit costs for the six months ended June 30, 2014 were $3.9 million, a decrease of $575,000 or 12.8% from the same period in 2013 due to a decrease in Bonus and commissions paid based on production in the capital markets. In addition, savings resulted from a lower headcount in 2014.

          Clearing and floor brokerage costs for the six months ended June 30, 2014 were $975,000 a decrease of $284,000 or 22.6% from the same period in 2013 primarily due to lower retail customer trading volumes, as well as a decrease in our commission recapture business.

          Professional fees for the six months ended June 30, 2014 were $2.3 million, an increase of $382,000 or 19.6% from the same period in 2013 primarily due to increases in legal fees relating to a dispute with a former employee.

          Loss related to arbitration settlement with a former employee for the six months ended June 30, 2014 amounted to $4.3 million.

          Advertising and promotion expenses for the six months ended June 30, 2014 were $122,000, a decrease of $53,000 or 30.3% from the same period in 2013 primarily due to a decrease in online advertising and public relations costs.

          Communications expense for the six months ended June 30, 2014 were $522,000, a decrease of $153,000 or 22.7% from the same period in 2013 primarily due to a decrease in real time quotes given to customers, reduction of users on Nasdaq trading and compliance systems, and cost reduction due to a new phone system.

          Occupancy costs for the six months ended June 30, 2014 were $452,000, a decrease of $64,000 or 12.4% from the same period in 2013 due to a decrease in our Jersey City office lease operating expenses, our New York lease expense and the closing of our West Palm beach office effective March 31, 2014.

          Other general and administrative expenses for the six months ended June 30, 2014 were $1.2 million, an increase of $118,000 or 10.6% from the same period in 2013 due to an increase in depreciation from leasehold improvements written off over the life of the NY office lease expiring January of 2017.

          Income from Siebert’s equity investment in SBS (an entity in which Siebert holds a 49% equity interest), for the six months ended June 30, 2014, was income of $397,000, compared to a loss of $951,000 from the same period in 2013 due to SBS participating in more senior managed and co-managed transactions. Loss from our equity investment in SBSFPC, an entity in which we hold a 33.33% equity interest, for the six months ended June 30, 2014, was a loss $3,000 as compared to a loss of $120,000 from the same period in 2013. The losses in 2014 were the result of winding down operations. In 2013 the loss was due to mark to market positions.

          No tax benefit related to the pre-tax loss was recorded for the six months ended June 30, 2014 and June 30, 2013 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash in money market funds. Our total assets at June 30, 2014 were $26.6 million. As of that date, we regarded $13.8 million, or 52%, of total assets as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2014, Siebert’s regulatory net capital was $6.7 million, $6.4 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2014, no shares were purchased.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of June 30, 2014. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2015 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter-parties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transaction as of June 30, 2014.

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

In July 2014, the Company entered into a settlement agreement with respect to a dispute with a former employee, which arose in a prior year. Pursuant to the settlement, the Company paid $4,300,000 to the former employee, and all claims and counterclaims have been dismissed and released.

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

          We did not purchase shares in the second quarter of 2014.

Issuer Purchases Of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
April 2014			129,137	170,863
May 2014			129,137	170,863
June 2014			129,137	170,863
Total			129,137	170,863

Item 6. Exhibits

31.1	Certification of Suzanne Shank pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Suzanne Shank of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Suzanne Shank
Suzanne Shank
Acting Chief Executive Officer
(Principal executive officer)

Dated: August 14, 2014

By:	/s/ Joseph M. Ramos, Jr.
Joseph M. Ramos, Jr.
Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Secretary
(Principal financial and accounting officer)

Dated: August 14, 2014