Form 10-Q
period 2014-09-30
SIEBERT FINANCIAL CORP
filed 2014-11-14
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _________________________

	Commission file number	0-5703

Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2014, there were 22,085,126 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Financial Condition

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Cash and cash equivalents	$8,280,000	$15,424,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	879,000	1,105,000
Securities owned, at fair value	433,000	406,000
Furniture, equipment and leasehold improvements, net	584,000	712,000
Investment in and advances to affiliates	8,075,000	8,022,000
Prepaid expenses and other assets	526,000	751,000
Intangibles, net	10,000	18,000

	$20,319,000	$27,970,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$2,715,000	$2,861,000

Contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,085,126 shares outstanding at September 30, 2014 and December 31, 2013, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	2,642,000	10,147,000
Less: 1,126,720 shares of treasury stock, at cost at September 30, 2014 and December 31, 2013, respectively	(4,760,000)	(4,760,000)

	17,604,000	25,109,000

	$20,319,000	$27,970,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

Revenues:
Commissions and fees	$2,410,000	$2,767,000	$8,027,000	$8,656,000
Investment banking	558,000	464,000	1,703,000	1,945,000
Trading profits	472,000	420,000	1,104,000	1,562,000
Interest and dividends	14,000	15,000	43,000	47,000

	3,454,000	3,666,000	10,877,000	12,210,000

Expenses:
Employee compensation and benefits	1,942,000	1,994,000	5,875,000	6,502,000
Clearing fees, including floor brokerage	441,000	595,000	1,416,000	1,854,000
Professional fees	1,086,000	2,107,000	3,421,000	4,060,000
Loss related to arbitration settlement	0		4,300,000
Advertising and promotion	74,000	122,000	196,000	297,000
Communications	236,000	317,000	758,000	992,000
Occupancy	206,000	266,000	658,000	782,000
Other general and administrative	529,000	651,000	1,756,000	1,760,000

	4,514,000	6,052,000	18,380,000	16,247,000

(Loss) income from equity investees	(396,000)	742,000	(2,000)	(329,000)

Net loss	($1,456,000)	($1,644,000)	($7,505,000)	($4,366,000)

Net loss per share of common stock –

Basic and diluted
	($.07)	($.07)	($.34)	($.20)
Weighted average shares outstanding -

Basic and diluted	22,085,126	22,085,126	22,085,126	22,088,065

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

	2014	2013

Cash flows from operating activities:
Net loss	($7,505,000)	($4,366,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	284,000	96,000
Loss from equity investees	2,000	329,000
Distribution from equity investee	13,000	1,212,000
Changes in:
Securities owned, at fair value	(27,000)	(73,000)
Receivable from brokers	226,000	894,000
Prepaid expenses and other assets	225,000	202,000
Accounts payable and accrued liabilities	(146,000)	1,746,000

Net cash (used in) provided by operating activities	(6,928,000)	40,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(148,000)	(437,000)

Distribution from equity investee	—	6,000
(Advances) collection to equity investee	(68,000)	(104,000)

Net cash used in investing activities	(216,000)	(535,000)

Cash flows from financing activities:
Purchase of treasury shares	—	(19,000)

Net cash used in financing activities	—	(19,000)

Net decrease in cash and cash equivalents	(7,144,000)	(514,000)
Cash and cash equivalents - beginning of period	15,424,000	18,902,000

Cash and cash equivalents - end of period	$8,280,000	$18,388,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$51,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2014 and 2013
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2013 has been derived from the audited consolidated statements of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Because of the nature of the Company’s business, the results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of operating results for the full year.

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

The classification of financial instruments valued at fair value at September 30, 2014 is as follows:

Financial Instruments	Level 1

Cash equivalents	$9,183,000
Securities	433,000
Total	$9,616,000

Cash equivalents primarily represent investments in money market funds. Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange (Level 1). As of September 30, 2014, the Company did not hold any Level 2 or Level 3 financial instruments.

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for the three and nine months ended September 30, 2014 and September 30, 2013 respectively. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares of underlying stock options not included in the diluted computation amounted to 265,000 at September 30, 2014 and 375,000 at September 30, 2013.

5.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of September 30, 2014, Siebert had net capital of approximately $6,142,000 as compared with net capital requirements of $250,000. Siebert claims exemptions from the reserve requirement under section 15c3-3(k)(2)(ii).

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

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the nine months ended September 30, 2014, there were no shares purchased.

During the nine months ended September 30, 2014, 25,000 employee stock options expired in June 2014 with an exercise price of $4.04 and 60,000 stock options were cancelled in January 2014 at an exercise price of $3.05 with the passing of Director Leonard M. Leiman. At September 30, 2014, there are 265,000 outstanding options at a weighted average exercise price of $3.02, which were fully vested and exercisable. As of September 30, 2014, there was no unrecognized compensation cost.

8.	Investment in and Advances to Affiliates:

Siebert, Brandford, Shank & Co., L.L.C. (“SBS”)

During the nine months ended September 30, 2014, Siebert held a 49% ownership interest in SBS which is engaged in municipal bond underwritings (see note 12). Income or loss from SBS is considered to be integral to Siebert’s operations and material to its results of operations. See note 13 for a description of a subsequent event in which Siebert and the other members of SBS contributed their SBS membership interests into a newly formed entity in exchange for equal percentage interests in the new entity and then Siebert sold substantially all of the assets of its capital markets business to the newly formed entity.

Summarized financial data of SBS is set forth below.

	September 30,
	2014	2013

Total assets including secured demand note of $1,200,000 due from Siebert	25,802,000
Total liabilities including subordinated liabilities of $1,200,000 due to Siebert	9,905,000
Total members’ capital	15,897,000
Regulatory minimum net capital requirement	250,000
Nine months ended:
Total revenues	16,661,000	16,991,000
Net income (loss)	8,000	(380,000)
Three months ended:
Total revenues	4,277,000	7,962,000
Net (loss) income	(802,000)	1,562,000

Siebert charged SBS $75,000 for the nine months ended September 30, 2014 and 2013 respectively, and $25,000 for the three months ended September 30, 2014 and 2013, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of net (loss) income for the three months ended September 30, 2014 and 2013 amounted to ($393,000) and $765,000, respectively, and for the nine months ended September 30, 2014 and 2013 amounted to $4,000 and ($186,000), respectively.

Siebert received distributions from SBS of $13,000 during the nine months ended September 30, 2014, and Siebert’s share of undistributed earnings from SBS amounted to $7,793,000 at September 30, 2014. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement among Siebert and the principals of SBS and SBS’s continued compliance with its regulatory and net capital requirements.

SBS Financial Products Company, LLC (“SBSFPC”)

The Company has a 33.33% ownership interest in, and the two individual principals of SBS have an aggregate 66.66% ownership interest in, SBSFPC which engages in derivatives transactions related to the municipal underwriting business (see note 12). As of September 30, 2014, SBSFPC’s operations were being phased out.

Summarized financial data of SBSFPC is set forth below.

	September 30,	September 30,

	2014	2013

Total assets	551,000
Total liabilities	—
Total members’ capital	551,000
Nine months ended:
Total revenues	0	(226,000	)*
Net loss	(18.000)	(430,000)
Three months ended:
Total revenues	0	(18,000	)*
Net loss	(7,000)	(70,000)

*Negative balance was attributable to unrealized loss on derivative contracts.

The Company’s share of net loss of SBSFPC for the three months ended September 30, 2014 and 2013 amounted to ($3,000) and ($23,000), respectively. The Company’s share of net income (loss) of SBSFPC for the nine months ended September 30, 2014 and 2013 amounted to ($6,000) and ($143,000), respectively.

The Company did not receive a distribution from SBSFPC during the nine months ended September 30, 2014.

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

In July 2014, the Company entered into a settlement agreement in regards to a dispute with a former employee, in which the former employee sought, among other things, damages arising from his separation from the Company. The Company asserted counterclaims in the arbitration. Pursuant to the settlement, the Company paid $4,300,000 to the former employee, and all claims and counterclaims have been dismissed and released. The accompanying financial statements for the nine months ended September 30, 2014 reflect a charge to give effect to the settlement.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the nine months ended September 30, 2014 and 2013.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management all such claims, suits and complaints are without merit, or involve amounts which would not have a material effect on the financial position or results of operations of the Company.

Siebert is party to a Secured Demand Note Collateral Agreement, as amended on July 29, 2014, with SBS which obligates Siebert to lend SBS, on a subordinated basis, up to $1,200,000. The secured demand note payable held by SBS and a related $1,200,000 receivable due from SBS are included in investments in and advances to equity investees in the accompanying condensed consolidated statements of financial condition. Amounts that Siebert is obligated to lend under this arrangement are collateralized by cash equivalents of $1,532,000. Any amounts loaned will bear interest at 4% per annum and are repayable on August 31, 2015.

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

11.	Reclassification:

For the three and nine months ended September 30, 2013, the Company previously reported various minimum state taxes based on capital as income taxes on the condensed consolidated statement of operations. The Company has reclassified such taxes to general and administrative expenses to conform to the 2014 presentation.

12.	Related Parties:

Effective September 16, 2013, an individual having 25.5% ownership interest in SBS and 33.33% ownership interest in SBSFPC became the company’s chief executive officer (See note 8).

13.	Subsequent Event:

On November 4, 2014, Siebert and the other members of SBS contributed their SBS membership interests into a newly formed Delaware limited liability company, Siebert Brandford Shank Financial, L.L.C. (“SBSF”), in exchange for the same percentage interests in SBSF. On the same day Siebert entered an Asset Purchase Agreement (the “Purchase Agreement”) with SBS and SBSF, pursuant to which Siebert sold substantially all of the assets relating to Siebert’s capital markets business to SBSF. Pursuant to the Purchase Agreement, SBSF assumed post-closing liabilities relating to the transferred business.

The Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual, installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business will be contributed by SBSF to, and operated by SBS. The amount payable on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with GAAP during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be payable in full on March 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The financial crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. The stock market has improved in the nine months ended September 30, 2014, however our revenue has not improved during this period. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”) had a gain for the current nine months period of approximately $8,000 as compared to a loss of $380,000 for the same period last year. This resulted in a gain to the Company of $4,000 for the current nine month period. Our expenses include the costs and loss related to an arbitration proceeding commenced by a former employee following the termination of his employment which was settled in July 2014. The costs of defense, which are included as professional expenses during 2014 and 2013 periods and related loss on settlement for the period ended September 30, 2014, have adversely affected the Company’s result of operations. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics for the three and nine months ended September 30, 2014 and 2013, respectively, which we use in evaluating our business.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
Retail Customer Activity:	2014	2013	2014	2013

Total retail trades:	65,595	80,693	213,444	256,069
Average commission per retail trade:	19.57	$22.48	19.82	$23.56

	As of September 30,

Retail customer balances:	2014	2013

Retail customer net worth (in billions):	$7.3	$6.9
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in million):	$241.3	$198.1
Retail customer accounts with positions:	33,799	38,160

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debits balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

Recent Developments

          On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. During the nine months ended September 30, 2014, the Company did not purchase any shares.

          On November 4, 2014, Siebert and the other members of Siebert, Brandford, Shank & Co., L.L.C. (“SBS”) contributed their SBS membership interests into a newly formed Delaware limited liability company, Siebert Brandford Shank Financial, L.L.C. (“SBSF”), in exchange for the same percentage interests in SBSF. On the same day Siebert entered an Asset Purchase Agreement (the “Purchase Agreement”) with SBS and SBSF, pursuant to which Siebert sold substantially all of the assets relating to Siebert’s capital markets business to SBSF. Pursuant to the Purchase Agreement, SBSF assumed post-closing liabilities relating to the transferred business.

          The Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business will be contributed by SBSF to, and operated by SBS. The amount payable on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with GAAP during the fiscal year ending immediately preceding the applicable payment date;provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be payable in full on March 1, 2021.

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

Results of Operations

          We had net loss of $1,456,000 for the three months ended September 30, 2014 and net loss of $1,644,000 for the three months ended September 30, 2013.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

          Total revenues for the three months ended September 30, 2014 were $3.5 million, a decrease of $212,000 or 5.8% from the same period in 2013.

          Commission and fee income for the three months ended September 30, 2014 was $2.4 million, a decrease of $357,000 or 12.9% from the same period in 2013 due to an decrease in retail trading volume.

          Investment banking revenues for the three months ended September 30, 2014 were $558,000, an increase of $94,000 or 20.3% from the same period in 2013 due to our participation in more new issues in the debt capital markets.

          Trading profits were $472,000 for the three months ended September 30, 2014, an increase of $52,000 or 12.4% from the same period in 2013 due to an overall increase in trading volume primarily in the debt markets.

          Interest and dividends for the three months ended September 30, 2014 were $14,000, a decrease of $1,000 or 6.7% from the same period in 2013 primarily due to lower cash and cash equivalents balances from the previous year.

          Total expenses for the three months ended September 30, 2014 were $4.5 million, a decrease of $1,538,000 or 25.4% from the same period in 2013.

          Employee compensation and benefit expenses for the three months ended September 30, 2014 were $1.9 million, a decrease of $52,000 or 2.6% from the same period in 2013 due to a decrease in commission and bonus paid based on production in the capital markets and retail operations. We also had a reduction in head count from the previous year.

          Clearing and floor brokerage expenses for the three months ended September 30, 2014 were $441,000, a decrease of $154,000 or 25.9% from the same period in 2013 primarily due to the decrease in volume of trade executions for retail customers.

          Professional fees for the three months ended September 30, 2014 were $1.1 million, a decrease of $1.0 million or 48.5% from the same period in 2013 primarily due to an decrease in legal fees relating to a dispute with a former employee.

          Advertising and promotion expenses for the three months ended September 30, 2014 were $74,000, a decrease of $48,000 or 39.3% from the same period in 2013 due to a decrease in local media and print advertising.

          Communications expense for the three months ended September 30, 2014, was $236,000, a decrease of $81,000 or 25.6% from the same period in 2013 due to a new phone system and phone vendor.

          Occupancy expenses for the three months ended September 30, 2014 were $206,000, a decrease of $60,000 or 22.6% from the same period in 2013 due to our Palm Beach branch closing on March 31, 2014, reduction in our Jersey City branch operating expenses, and New York rent rebates as per our new lease.

          Other general and administrative expenses for the three months ended September 30, 2014 were $529,000, a decrease of $122,000 or 18.7% from the same period in 2013 due to a decrease in travel and entertainment and registration fees.

          Loss from Siebert’s equity investment in SBS, an entity in which Siebert holds an indirect 49% equity interest, for the three months ended September 30, 2014 was a loss of $393,000, as compared to net income of $765,000 from the same period in 2013 due to SBS participating in fewer senior managed or co-managed transactions. Loss from our equity investment in SBSFPC, an entity in which the company holds a 33.33% equity interest, for the three months ended September 30, 2014 was a loss of $3,000 as compared to a loss of $23,000 from the same period in 2013 due to the business winding down.

No tax benefit related to the pre-tax loss was recorded for the three months ended September 30, 2014 and September 30, 2013 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

          Total revenues for the nine months ended September 30, 2014 were $10.9 million, a decrease of $1.3 million or 10.9% from the same period in 2013.

          Commission and fee income for the nine months ended September 30, 2014 was $8.0 million, a decrease of $629,000 or 7.3% from the same period in 2013 primarily due to a decrease in average commissions charged per trade and reduced retail and institutial trading volumes.

          Investment banking revenues for the nine months ended September 30, 2014 were $1.7 million, a decrease of $242,000 or 12.4% from the same period in 2013 due to our participation in fewer issues in the equity and debt capital markets.

          Trading profits for the nine months ended September 30, 2014 were $1.1 million, a decrease of $458,000 or 29.3% from the same period in 2013 due to an overall decrease in customer trading volume in the debt markets.

          Interest and dividends for the nine months ended September 30, 2014 were $43,000, a decrease of $4,000 or 8.5% from the same period in 2013 primarily due to lower cash and cash equivalents balances from the previous year.

          Total expenses for the nine months ended September 30, 2014 were $18.4 million, an increase of $2.1 million or 13.1% from the same period in 2013.

          Employee compensation and benefit expense for the nine months ended September 30, 2014 were $5.9 million, a decrease of $627,000 or 9.6% from the same period in 2013 due to a decrease in commissions paid based on production in the capital markets. We also had a reduction in head count from the previous year.

          Clearing and floor brokerage expenses for the nine months ended September 30, 2014 were $1.4 million, a decrease of $438,000 or 23.6% from the same period in 2013, due to lower retail trading volumes.

          Professional fees for the nine months ended September 30, 2014 were $3.4 million, a decrease of $639,000 or 15.7% from the same period in 2013 primarily due to a decrease in legal fees relating to a dispute with a former employee and a final settlement in the case totaling $4.3 million, which was recorded as a loss related to arbitration settlement on the condensed consolidated statement of operations.

          Advertising and promotion expenses for the nine months ended September 30, 2014 were $196,000, a decrease of $101,000 or 34.0% from the same period in 2013 primarily due to a decrease in online advertising.

          Communications expense for the nine months ended September 30, 2014 was $758,000, a decrease of $234,000 or 23.6% from the same period in 2013 due to a new phone system and phone vendor.

          Occupancy expenses for the nine months ended September 30, 2014 were $658,000, a decrease of $124,000 or 15.9% from the same period in 2013 due to our Palm Beach branch closing on 3/31/14, reduction in our Jersey City branch operating expenses, and New York rent rebates as per our new lease.

          Other general and administrative expenses for the nine months ended September 30, 2014 were $1.8 million, a decrease of $4,000 or 0.2% from the same period in 2013.

          Income from Siebert’s equity investment in SBS, an entity in which Siebert holds an indirect 49% equity interest, for the nine months ended September 30, 2014 was a gain of $4,000, compared to a loss of $186,000 from the same period in 2013 due to SBS participating in more senior managed or co-managed transactions. Income from our equity investment in SBSFPC, an entity in which the company holds a 33.33% equity interest, for the nine months ended September 30, 2014 was a loss of $6,000 a as compared to a loss of $143,000 from the same period in 2013 due to the business winding down.

          No tax benefit related to the pre-tax loss was recorded for the nine months ended September 30, 2014 due to the recording of a full valuation allowance to offset deferred tax assets based on recent cumulative losses and the likelihood of realization of such assets.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash in money market funds. Our total assets at September 30, 2014 were $20.3 million. As of that date, we regarded $8.3 million, or 40.8%, of total assets as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the Financial Industry Regulatory Authority (FINRA) and other regulatory authorities. At September 30, 2014, Siebert’s regulatory net capital was $6.1 million, $5.8 million in excess of its minimum capital requirement of $250,000.

          On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2014 no shares were purchased.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of September 30, 2014. Amounts pledged by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2015, at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter-parties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transaction as of September 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. There is no expiration date for our stock repurchase plan. We did not purchase any shares in the third quarter of 2014.

A summary of our repurchase activity for the three months ended September 30, 2014 is as follows:

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans
July 2014	--	--	129,137	170,863
August 2014	--	--	129,137	170,863
September 2014	--	--	129,137	170,863
Total			129,137	170,863

All of the purchases were made in open market transactions.

Item 6. Exhibits

31.1	Certification of Suzanne Shank pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Suzanne Shank of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Suzanne Shank
Suzanne Shank
Chief Executive Officer
(principal executive officer)

Dated: November 14, 2014

By:	/s/ Joseph M. Ramos, Jr.
Joseph M. Ramos, Jr.
Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Secretary
(Principal financial and accounting officer)

Dated: November 14, 2014