Form 10-K
period 2014-03-31
SIEBERT FINANCIAL CORP
filed 2015-03-31
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014), was $5,517,182.

          The number of shares of the registrant’s outstanding Common Stock, as of March 13, 2015, was 22,085,126 shares.

          Documents Incorporated by Reference: Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2015 is incorporated by reference into Part III.

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

General

          Siebert Financial Corp. is a holding company that conducts its retail discount brokerage and investment banking business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., a Delaware corporation. In addition, in 2014 we began business as a registered investment advisor through our wholly-owned subsidiary, Siebert Investment Advisors, Inc. The estate of Muriel F. Siebert, our former Chairwoman, Chief Executive Officer and President, owns approximately 90% of our outstanding common stock, par value $.01 per share (the “Common Stock”). For purposes of this Annual Report, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp. and its consolidated subsidiaries, unless the context otherwise requires.

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

Business Overview

          Siebert’s principal activity is providing online and traditional discount brokerage and related services to retail investors. In addition, Siebert, Brandford, Shank Financial, L.L.C. (“SBSF”), a company in which Siebert holds a 49% ownership interest, is the largest Minority and Women’s Business Enterprise (“MWBE”) in the tax-exempt underwriting business in the United States.

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

          Siebert serves investors who make their own investment decisions. Siebert seeks to assist its customers in their investment decisions by offering a number of value added services, including easy access to account information. Siebert’s representatives are available to assist customers with information via toll-free 800 service Monday through Friday between 7:30 a.m. and 7:30 p.m. Eastern Time. Through its SiebertNet, Mobile Broker, inter-active voice recognition and Siebert Brokerage Express services, 24-hour access is available to customers.

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

          Customer Financing. Customer’s margin accounts are carried through Siebert’s clearing agent which lends customers a portion of the market value of certain securities held in the customer’s account. Margin loans are collateralized by these securities.

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

The Capital Markets Division

          Siebert’s Capital Markets Group (“SCM”) division served the Company as a co-manager, underwriting syndicate member, or selling group member on a wide spectrum of securities offerings for corporations and Federal agencies. The principal activities of SCM were investment banking and institutional equity execution services. SCM provided Muriel Siebert & Co., Inc. high-quality brokerage service to both institutional investors and issuers of equity and fixed-income securities.

          On November 4, 2014, the Company, which held a 49% membership interest in, and the other members of, Siebert Brandford Shank & Co., LLC (“SBS”), contributed their SBS membership interests into a newly formed Delaware limited liability company, Siebert Brandford Shank Financial, L.L.C. (“SBSF”), in exchange for the same percentage interests in SBSF. On the same day, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SBS and SBSF, pursuant to which the Company sold substantially all of the SCM assets to SBSF. Pursuant to the Purchase Agreement, SBSF assumed post-closing liabilities relating to the transferred business.

          The Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by SBS. The amount payable to the Company on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021.

          Transferred assets of SCM, consisted of customer accounts and goodwill, which had no carrying value to the Company, and the Company recorded a gain on sale of $1,820,000, which reflected the fair value of the purchase obligation. Such fair value was based on the present value of estimated annual installments to be received during 2016 through 2020 from forecasted net income of the transferred business plus a final settlement in 2021, discounted at 11.5% (representing SBS’s weighted average cost of capital).

          The discount recorded for the purchase obligation will be amortized as interest income using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the period from November 4, 2014 to December 31, 2014 amounted to approximately $37,000 based on a yield of approximately 12%.

          As a result of the Company’s continuing involvement in the capital markets business through its 49% ownership in SBSF, results of operations of the capital market business and the gain on sale were not reflected as discontinued operations in the accompanying financial statements.

Siebert, Brandford, Shank Financial, L.L.C.

          Muriel Siebert & Co., Inc. (“Siebert”) owns 49% of Siebert, Brandford, Shank Financial, L.L.C. (“SBSF”). The remaining 51% is owned by Napoleon Brandford III and Suzanne F. Shank. SBSF has been serving the public sector and growing the firm since 1996. SBSF provides municipal underwriting and financial advisory services to state and local governments across the nation for the funding of education, housing, health services, transportation, utilities, capital facilities, redevelopment and general infrastructure projects, serving important issuers across the nation. SBSF has offices across the nation. With the purchase discussed above SBSF will serve as a co-manager, underwriting syndicate member, or selling group member on a wide spectrum of securities offerings for corporations and Federal agencies. The principal activities of SCM, purchased as described above, are investment banking and institutional equity execution services which provide high-quality brokerage service to both institutional investors and issuers of equity and fixed-income securities.

          Effective April 19, 2005, Siebert Financial Corp. (“SFC”) entered into an Operating Agreement with Suzanne Shank and Napoleon Brandford III, the two individual principals (the “Principals”) of SBS Financial Products Company, LLC, a Delaware limited liability company (“SBSFPC”). Pursuant to the terms of the Operating Agreement, SFC and each of the Principals made an initial capital contribution of 33.33% initial interest in SBSFPC. SBSFPC engaged in derivatives transactions related to the municipal underwriting business. SBSFPC closed down operations as of December 31, 2014.

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

Siebert Investment Advisors, Inc.

          Siebert Investment Advisors Inc. (“SIA”) is a registered investment adviser that began business in 2014. SIA is a wholly owned subsidiary of Siebert Financial Corp and affiliated with Muriel Siebert & Co., a registered broker dealer. SIA is a boutique investment management firm that greatly extends our ability to meet our customer’s investment needs.

          SIA offers advice to clients regarding asset allocation and the selection of investments. Our investment management services include the design, implementation, and continued monitoring of client accounts on a discretionary or non-discretionary basis. Investment selections and recommendation are guided by the stated objectives of the customer, other considerations include the customer’s risk profile and financial status.

          SIA offers to its clients a number of Asset Management Programs (“Managed Programs”) consisting of asset allocation, flexible asset management and focused or completion strategies. In these Managed Programs, SIA acts as the co-adviser to clients. IA Representatives will assist each client in reviewing information about the programs, completing a client questionnaire to determine the client's risk tolerance, financial situation and investment objectives and selecting an investment strategy. SIA does not ever act as portfolio manager directly; SIA selects other investment advisers to act as portfolio manager on behalf of its clients.

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

          Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2014 and 2013, Siebert had net capital of $5.1 million and $13.0 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Employees

          As of March 13, 2015, we had approximately 48 full-time employees, one of whom was a corporate officer. None of our employees is represented by a union, and we believe that relations with our employees are good.

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

          Some competitors in the discount brokerage business offer services which we may not. In addition, some competitors have continued to offer lower flat rate execution fees that are difficult for any conventional discount firm to meet. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow. Many of the flat fee brokers impose charges for services such as mailing, transfers and handling exchanges which Siebert does not and also direct their execution to captive market makers. Continued or increased competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could limit our growth or lead to a decline in Siebert’s customer base which would adversely affect our business, results of operations and financial condition.

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

          During 2014, we received and processed up to approximately 67% of our trade orders electronically. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While we have never experienced a significant failure of our trading systems, heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or the systems of third parties involved in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties, and third party software), even for a short time, could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from these customers for losses. There can be no assurance that our network structure will operate appropriately in the event of a subsystem, component or software failure. In addition, we cannot assure you that we will be able to prevent an extended systems failure in the event of a power or telecommunications failure, an earthquake, terrorist attack, fire or any act of God. Any systems failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

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

          Our continued success was principally dependent on our founder, Muriel F. Siebert, our former Chairwoman, Chief Executive Officer and President, and our senior management. In addition, the continued success of SBSF may be dependent on the services of Napoleon Brandford III and Suzanne Shank. The loss of the services of any of these individuals could significantly harm our business, financial condition and operating results. However the appointment of Suzanne Shank as Acting Chief Executive Officer and Joseph Ramos as Chief Operating Officer has stabilized the Company as a result of our loss of Ms. Siebert. On March 3, 2015 Suzanne Shank completed her role as acting Chief Executive Officer of our Company to devote full time to her continuing position as Chief Executive Officer of SBSF.

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

          Siebert currently maintains four retail discount brokerage offices. Customers can visit these offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert’s activities are conducted on the Internet or by telephone and mail.

Siebert operates its business out of the following four leased offices:

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

          In 2012, Siebert was named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. The complaint was brought on behalf of a class of purchasers in a public offering by Lehman Brothers Holdings, Inc. of $1,500,000,000 of 6.75% Subordinated Notes due 2017 (the “Notes”) as to Siebert and certain smaller issuances of other securities. The complaint asserted that Siebert and other underwriters of the Notes violated Section 11 of the Securities Act of 1933 in that relevant offering materials were false and misleading. Siebert had agreed to purchase $15 million of the Notes and $462,953 of the other securities as an underwriter in the offerings. Siebert and the plaintiffs’ class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert in the prior year. Certain plaintiffs did not agree to a settlement or purchased securities which were not covered by the settlement. In 2013 all such claims were either dismissed or settled for an amount that was not material.

          In July 2014, the Company entered into a settlement agreement in regards to a dispute with a former employee, in which the former employee sought, among other things, damages arising from his separation from the Company. The Company asserted counter claims in the arbitration. Pursuant to the settlement, the Company paid $4,300,000 to the former employee, and the claims and counterclaims have been dismissed and released. The accompanying statement of operations reflects a change to give effect to the settlement.

          The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

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

          Our common stock traded on the NASDAQ Global Market until June 29, 2011 when our common stock started trading on the NASDAQ Capital Market, under the symbol “SIEB”. The high and low sales prices of our common stock reported by NASDAQ during the following calendar quarters were:

	High	Low
First Quarter - 2013	$1.81	$1.27

Second Quarter - 2013	$1.75	$1.35

Third Quarter - 2013	$1.82	$1.39

Fourth Quarter - 2013	$1.77	$1.43

First Quarter – 2014	$4.45	$1.61

Second Quarter – 2014	$3.44	$2.67

Third Quarter – 2014	$2.85	$2.05

Fourth Quarter – 2014	$2.90	$2.03

          On March 13, 2015, the closing price of our common stock on the NASDAQ Capital Market was $1.70 per share. There were 130 holders of record of our common stock and more than 1,500 beneficial owners of our common stock on March 13, 2015.

          On January 4, 2011, we received notice from The NASDAQ Stock Market stating that for more than 30 consecutive business days, the market value of publicly held shares closed below the minimum $5 million required for continued listing on The NASDAQ Global Market under NASDAQ Rule 5450(b)(1)(C). Market value of publicly held shares is calculated by multiplying the publicly held shares, which is total shares outstanding less any shares held by officers, directors, or beneficial owners of more than 10%, by the closing bid price. The estate of Muriel F. Siebert owns approximately 90% of our outstanding common stock. The value of shares by the estate of Muriel F. Siebert’s estate, and the value of shares beneficially owned by other officers and directors of the Company, is therefore excluded from the market value of publicly held shares of the Company.

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

Issuer Purchases of Equity Securities

          On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. We will purchase shares from time to time, in our discretion, in the open market and in private transactions. No shares were purchased in 2014.

A summary of our repurchase activity for the three months ended December 31, 2014 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan
October 2014	—	$—	129,137	170,863

November 2014	—	$—	129,137	170,863

December 2014	—	$—	129,137	170,863

Total	0	$0	129,137	170,863

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 with respect to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	265,000	$3.02	1,760,000

Total	265,000	$3.02	1,760,000

(1) Consists of our 1997 and 2007 compensation plans.

Our Performance

The graph below compares our performance from December 31, 2009 through December 31, 2014 against the performance of the NASDAQ Composite Index and a peer group. The peer group consists of A.B. Watley Group Inc., Ameritrade Holding Corporation, E*Trade Financial Corporation and The Charles Schwab Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Siebert Financial Corp.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA

(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction with Our Consolidated Financial
Statements and the Related Notes Thereto.

	2014	2013	2012	2011	2010
Income statement data:
Total Revenues	$15,852	$16,401	$20,983	$20,199	$20,770
Net loss	$(6,557)	$(5,912)	$(171)	$(5,379)	$(2,640)

Net loss per share of common stock
Basic	$(0.30)	$(0.27)	$(0.01)	$(0.24)	$(0.12)
Diluted	$(0.30)	$(0.27)	$(0.01)	$(0.24)	$(0.12)

Weighted average shares outstanding (basic)	22,085,126	22,087,324	22,100,759	22,114,121	22,167,218
Weighted average shares outstanding (diluted)	22,085,126	22,087,324	22,100,759	22,114,121	22,167,218

Statement of financial condition data (at year end):

Total assets	$20,728	$27,970	$33,456	$34,823	$40,103
Total liabilities excluding subordinated borrowings	$2,176	$2,861	$2,416	$3,599	$3,477
Stockholders’ equity	$18,552	$25,109	$31,040	$31,224	$36,626
Cash dividends declared on common shares	$0	$0	$0	$0	$0

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

          Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The recent financial crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. While the stock market improved in 2014 our revenues did not. In 2012 we did have one customer account generate commissions that accounted for 12% of the total revenue. Income of our affiliate, SBSF, decreased in 2014 to $171,000 as a result of a decrease in the number of offerings by municipalities. As a result, the Company’s income from SBSF decreased in 2014 to $84,000. The Company’s professional expenses during 2014, 2013 and 2012 include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which was resolved in 2014 resulting in a $4,300,000 settlement payment. The action has adversely affected the Company’s results of operations. Competition in the brokerage industry remains intense.

          On November 4, 2014, the Company, which held a 49% membership interest in, and the other members of, Siebert Brandford Shank & Co., LLC (“SBS”), contributed their SBS membership interests into a newly formed Delaware limited liability company, Siebert Brandford Shank Financial, L.L.C. (“SBSF”), in exchange for the same percentage interests in SBSF. On the same day, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with SBS and SBSF, pursuant to which the Company sold substantially all of the assets relating to the Company’s capital markets business to SBSF. Pursuant to the Purchase Agreement, SBSF assumed post-closing liabilities relating to the transferred business.

          The Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by SBS. The amount payable to the Company on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021.

          Transferred assets of the Company’s capital markets business consisted of issuer relationships and goodwill, which assets had no carrying value to the Company, and the Company recorded a gain on sale of $ 1,820,000, which reflected the fair value of the purchase obligation. Such fair value (Level 3) was based on the present value of estimated annual installments to be received during 2016 through 2020 from forecasted net income of the transferred business plus a final settlement in 2021, discounted at 11.5% (representing SBS’s weighted average cost of capital),

          The discount recorded for the purchase obligation will be amortized as interest income using an effective yield, initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the period from November 4, 2014 to December 31, 2014, amounted to approximately $37,000 based on a yield of approximately 12%.

          As a result of the Company’s continuing involvement in the capital markets business through its 49% ownership in SBSF, results of operations of the capital markets business and the gain on sale were not reflected as discontinued operations in the accompanying statement of operations.

          The following table sets forth certain metrics as of December 31, 2014, 2013 and 2012, respectively, which we use in evaluating our business.

	For the Twelve Months ended December 31,
Retail Customer Activity:	2014	2013	2012

Total retail trades:	293,419	327,285	321,687
Average commission per retail trade:	$19.50	$21.70	$27.80

	As of December 31,
	2014	2013

Retail customer balances:
Retail customer net worth (in billions):	$7.3	$7.3
Retail customer money market fund value (in billions):	$1.0	$1.1
Retail customer margin debit balances (in millions):	$232.3	$215.7
Retail customer accounts with positions:	32,962	35,591

Description:

•	Total retail trades represents retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

          We are a party to an Operating Agreement (the “Operating Agreement”), with Suzanne Shank and Napoleon Brandford III, the two individual principals (the “Principals”) of SBSFPC. Pursuant to the terms of the Operating Agreement, the Company and each of the Principals made an initial capital contribution of $400,000 in exchange for a 33.33% initial interest in SBSFPC. SBSFPC engages in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that profit and loss will be shared 66.66% by the Principals and 33.33% by us. The Company and principals closed down the operations of SBSFPC in 2014.

          In 2014, we began business as a registered investment advisor through our wholly-owned subsidiary, Siebert Investment Advisors, Inc. (“SIA”). SIA is a boutique investment management firm that greatly extends our ability to meet our customer’s investment needs. SIA offers advice to clients regarding asset allocation and the selection of investments. Our investment management services include the design, implementation, and continued monitoring of client accounts on a discretionary or non-discretionary basis. Investment selections and recommendation are guided by the stated objectives of the customer, other considerations include the customer’s risk profile and financial status.

          SIA offers to its clients a number of Asset Management Programs (“Managed Programs”) consisting of asset allocation, flexible asset management and focused or completion strategies. In these Managed Programs, SIA acts as the co-adviser to clients. IA Representatives will assist each client in reviewing information about the programs, completing a client questionnaire to determine the client's risk tolerance, financial situation and investment objectives and selecting an investment strategy. SIA does not ever act as portfolio manager directly, SIA selects other investment advisers to act as portfolio manager on behalf of its clients. During 2014, the results of SIA operations are immaterial to the operations of the Company.

          On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. No shares were purchased during 2014.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

          Revenues. Total revenues for 2014 were $15.9 million, a decrease of $549,000, or 3.3%, from 2013. Commission and fee income decreased $1.2 million, or 9.9%, from the prior year to $10.8 million primarily due to a decrease in retail trading and in the average commission charged per retail trade. Capital Markets Division was sold to our affiliate SBSF on November 4, 2014 resulting in reduced institutional trading commissions and investment banking revenues. Commission recapture operations were shut down on September 30, 2014.

          Investment banking revenues decreased $588,000 or 24.3%, from the prior year to $1.8 million in 2014 due to our participation in fewer new issues in the equity and debt capital markets. The Capital Markets division was sold on November 4, 2014 to our affiliate.

          Trading profits decreased $625,000, or 31.6%, from the prior year to $1.4 million in 2014 primarily due to an overall decrease in trading volume primarily in the debt markets.

          The Company recorded a gain on the sale of our Capital Markets Segment of $ 1,820,000, which reflected the fair value of the purchase obligation (transferred assets of the Company’s capital markets business, consisted of customer accounts and goodwill, which had no carrying value to the Company. Such fair value was based on the present value of estimated annual installments to be received during 2016 through 2020 from forecasted net income of the transferred business plus a final settlement in 2021, discounted at 11.5% (representing SBS’s weighted average cost of capital), the sale was for $3,000,000 recorded at a discount.

          The discount recorded for the purchase obligation will be amortized as interest income using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the period from November 4, 2014 to December 31, 2014 amounted to $36,641 based on a yield of approximately 12%.

          Income from interest and dividends increased $32,000, or 51.6%, from the prior year to $94,000 in 2014 primarily due to accrued interest on our receivable from business sold to affiliate (see above paragraph).

          Expenses. Total expenses for 2014 were $22.5 million, an increase of $247,000, or 1.1%, from the prior year.

          Employee compensation and benefit costs decreased $995,000, or 10.7%, from the prior year to $8.3 million in 2014. This decrease was due a reduction in head count from the previous year.

          Clearing and floor brokerage fees decreased $717,000, or 30.1%, from the prior year to $1.7 million in 2014 primarily due to lower retail trading volumes, lower execution charges for institutional equity trading, as well as shutting down our rebate recapture business on September 30, 2014.

          Professional fees decreased $1.0 million, or 18.6% from the prior year to $4.3 million in 2014 primarily due to a decrease in legal fees relating to a dispute with a former employee (see settlement of case below).

          In July 2014, the Company entered into a settlement agreement in regard to a dispute with a former employee, in which the former employee sought, among other things, damages arising from his separation from the Company. The Company asserted counter claims in the arbitration. Pursuant to the settlement, the Company paid $4,300,000 to the former employee, and the claims and counterclaims have been dismissed and released.

          Advertising and promotion expense decreased $157,000, or 38.8%, from the prior year to $248,000 in 2014 due to a decrease in online and print advertising.

          Communications expense decreased $431,000, or 33.3%, from the prior year to $865,000 in 2014 due to a new phone system and phone vendor. Quote fees were down as well due to the reduction in Bloomberg terminals due to the sale of our Capital Markets segment on November 4, 2014. Retail trading revenues were down causing quotes to go down.

          Occupancy costs decreased $258,000, or 24.7%, from the prior year to $788,000 in 2014 due to our Palm Beach branch closing on March 31, 2014, reduction in our Jersey City branch operating expenses, and New York rent rebates as per our lease.

          Impairment of intangibles of $300,000 in 2013 was the result of the Company writing down the carrying value of its unamortized intangible assets to zero.

          Other general and administrative expenses decreased $212,000, or 9.4%, from the prior year to $2.0 million in 2014 due decreases in office expense in travel, entertainment, computer security updates, and registration expense.

          Income from our equity investment in SBSF, an entity in which Siebert holds a 49% equity interest, for 2014 was $84,000 compared to income of $94,000 for 2013, a decrease of $10,000, primarily due to SBSF participating in fewer municipal bond offerings as senior- and co-manager. Losses from our equity investment in SBSFPC, an entity in which we hold a 33% equity interest, for 2014 was a loss of $17,000 as compared to a loss of $159,000 from the same period in 2013. This decrease was principally due to SBSFPC winding down and shutting down their operations in 2014.

          Taxes. The tax provision for the year ended December 31, 2014 and 2013 was $0 and $19,000, respectively. The provision for income taxes for 2013 represents New York State, New York City and Internal Revenue Service payments. The Company has recorded a valuation allowance to fully offset our deferred tax asset at December 31, 2014 and 2013.

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

          Employee compensation and benefit costs decreased $783,000, or 7.8%, from the prior year to $9.3 million in 2013. This decrease was due to lower commission and bonus payouts based on production offset by severance paid to former key employees released in 2013.

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

          Occupancy costs increased $139,000, or 15.3%, from the prior year to $1.0 million in 2013 due to the lease in New York.

          Impairment of intangibles of $300,000 in 2013 was the result of the Company writing down the carrying value of its unamortized intangible assets to zero.

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

          Other general and administrative expenses decreased $129,000 or 5.4% from the prior year to $2.2 million in 2013 due to decreases in depreciation, computer security updates, and registration expense offset by increases in office expenses, sipc expenses, and state and local taxes.

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

          Taxes. The tax provision for the year ended December 31, 2013 and 2012 was $19,000 and $34,000, respectively. The provision for income taxes for 2013 represents New York State, New York City and Internal Revenue Service payments. The Company has recorded a valuation allowance to fully offset our deferred tax asset at December 31, 2013 and 2012.

Liquidity and Capital Resources

          Our assets are highly liquid, consisting generally of cash and money market funds. Our total assets at December 31, 2014 were $20.7 million, of which we regarded $7.7 million, or 37.2%, as highly liquid.

          Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2014, Siebert’s regulatory net capital was $5.1 million, which was $4.8 million in excess of its minimum capital requirement of $250,000.

          Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which it is obligated to loan to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of December 31, 2014. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents - restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2015 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Contractual Obligations

          Below is a table that presents our obligations and commitments at December 31, 2014:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$1,177,000	$615,000	$562,000	$0	$0

Off-Balance Sheet Arrangements

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2014.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

          Through Siebert, we maintain inventories in exchange-listed equity securities and municipal securities on both a long and short basis. We did not have any short positions at December 31, 2014. The Company does not directly engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity except for Siebert’s obligation under its Secured Demand Note Collateral Agreement of $1.2 million executed in favor of SBS. SBS pays Siebert interest on this amount at the rate of 4% per annum. Siebert earned interest of $48,000 in 2014, 2013 and 2012, from SBS.

Financial Instruments Held For Purposes Other Than Trading:

          We generally invest working capital temporarily in dollar denominated money market funds and commercial paper. These investments are not subject to material changes in value due to interest rate movements.

          Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2014.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See financial statements and supplementary data required pursuant to this item beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

Item 9A.	CONTROLS AND PROCEDURES

          We carried out an evaluation, under the supervision and with the participation of management, including our former Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of Securities Exchange of 1934, as amended. Based on that evaluation, our management, including our former Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our former Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, our management, including our former Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

          (a) Identification of Directors

          This information is incorporated by reference from our definitive proxy statement to be filed by the Company pursuant to Regulation 14A on or prior to April 30, 2015.

          (b) Identification of Executive Officers

Name	Age	Position

Joseph M. Ramos, Jr.	56	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

          Certain information regarding each executive officer’s business experience is set forth below.

          Joseph M. Ramos, Jr. has been Executive Vice President, Chief Financial Officer and Assistant Secretary of Siebert since February 10, 2003, Chief Financial Officer of Siebert, Brandford, Shank, &Co., L.L.C. since April 20, 2009 and Chief Operating Officer Since June 10, 2013. From May 1999 to February 2002, Mr. Ramos served as Chief Financial Officer of Internet Financial Services, Inc. From November 1996 to May 1999, Mr. Ramos served as Chief Financial Officer of Nikko Securities International, Inc. From September 1987 to March 1996, Mr. Ramos worked at Cantor Fitzgerald and held various accounting and management positions, the last as Chief Financial Officer of their registered broker-dealer based in Los Angeles. From October 1982 to September 1987, Mr. Ramos was an audit manager for Deloitte &Touche LLP, a public accounting firm. Mr. Ramos is a Certified Public Accountant licensed in the State of New York.

          (c) Compliance with Section 16(a) of the Exchange Act

          This information is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2015.

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

          The information required by this item not set forth herein is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2015.

Item 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2015.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required in this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A on or prior to April 30, 2015.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

          The consolidated Financial statements for the year ended December 31, 2014 commence on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index. Exhibit Numbers 10.1, 10.2 and 10.6 are management contracts, compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Siebert Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 31, 2015

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$6,749,000	$15,424,000
Cash equivalents - restricted	1,532,000	1,532,000
Receivable from brokers	788,000	1,105,000
Receivable from business sold to affiliate net of unamortized discount of $1,143,000	1,857,000	—
Securities owned, at fair value	488,000	406,000
Furniture, equipment and leasehold improvements, net	609,000	712,000
Investments in and advances to affiliates	7,979,000	8,022,000
Prepaid expenses and other assets	718,000	751,000
Intangibles, net	8,000	18,000

	$20,728,000	$27,970,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$2,176,000	$2,861,000

Commitments and contingent liabilities - Note I

Stockholders’ equity:

Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, 22,085,126 shares outstanding	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	3,590,000	10,147,000
Less: 1,126,720 shares of treasury stock, at cost	(4,760,000)	(4,760,000)

	18,552,000	25,109,000

	$20,728,000	$27,970,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
Revenue:
Commissions and fees	$10,757,000	$11,945,000	$14,630,000
Investment banking	1,830,000	2,418,000	3,917,000
Trading gains, net	1,351,000	1,976,000	2,360,000
Gain on the disposition of business to affiliate	1,820,000	—	—
Interest and dividends	57,000	62,000	76,000

	15,815,000	16,401,000	20,983,000

Expenses:
Employee compensation and benefits	8,267,000	9,262,000	10,045,000
Clearing fees, including floor brokerage	1,665,000	2,382,000	2,742,000
Professional fees	4,310,000	5,293,000	3,106,000
Loss related to arbitration settlement	4,300,000	—	—
Advertising and promotion	248,000	405,000	418,000
Communications	865,000	1,296,000	1,601,000
Occupancy	788,000	1,046,000	907,000
Impairment of intangibles	—	300,000	300,000
Write off of software development costs	—	—	433,000
Other general and administrative	2,033,000	2,245,000	2,374,000

	22,476,000	22,229,000	21,926,000

Income (loss) from equity investees, including, in 2014, interest on receivable of $37,000	104,000	(65,000)	806,000

Loss before income taxes	(6,557,000)	(5,893,000)	(137,000)
Provision for income taxes	—	19,000	34,000

Net loss	$(6,557,000)	$(5,912,000)	$(171,000)

Net loss per share of common stock – basic and diluted	$(0.30)	$(0.27)	$(0.01)

Weighted average shares outstanding – basic and diluted	22,085,126	22,087,324	22,100,759

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock
	Number Of Shares	$.01 Par Value	Additional Paid -In Capital	Retained Earnings	Number Of Shares	Amount	Total
Balance - January 1, 2012	23,211,846	232,000	19,490,000	16,230,000	1,106,347	(4,728,000)	31,224,000
Net loss				(171,000)			(171,000)
Treasury share purchases					8,107	(13,000)	(13,000)

Balance - December 31, 2012	23,211,846	232,000	19,490,000	16,059,000	1,114,454	(4,741,000)	31,040,000
Net loss				(5,912,000)			(5,912,000)
Treasury share purchases					12,266	(19,000)	(19,000)

Balance - December 31, 2013	23,211,846	232,000	19,490,000	10,147,000	1,126,720	(4,760,000)	25,109,000
Net loss				(6,557,000)			(6,557,000)
Balance - December 31, 2014	23,211,846	232,000	19,490,000	3,590,000	1,126,720	(4,760,000)	18,552,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:

Net loss	$(6,557,000)	$(5,912,000)	$(171,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,000	130,000	284,000
Gain on the disposition of business sold to affiliate	(1,820,000)	—	—
(Income) loss from equity investees	(67,000)	65,000	(806,000)
Interest accrued on receivable from business sold to affiliate	(37,000)	—	—
Distributions from equity investees	13,000	1,212,000	97,000
Write off of software development costs	—	—	433,000
Impairment of intangibles	—	300,000	300,000
Changes in:
Securities owned, at fair value	(82,000)	(151,000)	(5,000)
Receivable from affiliate	(76,000)	—	—
Receivable from brokers	317,000	818,000	(890,000)
Prepaid expenses and other assets	33,000	149,000	(73,000)
Accounts payable and accrued liabilities	(685,000)	445,000	(1,183,000)

Net cash used in operating activities	(8,694,000)	(2,944,000)	(2,014,000)

Cash Flows From Investing Activities:

Purchase of furniture, equipment and leasehold improvements	(154,000)	(520,000)	(262,000)
Distributions from equity investees	173,000	6,000	—
(Payment) collection of advances made to equity investees	—	(1,000)	24,000

Net cash provided by/ (used in) investing activities	19,000	(515,000)	(238,000)

Cash Flows From Financing Activities:

Purchase of treasury shares	—	(19,000)	(13,000)

Net decrease in cash and cash equivalents	(8,675,000)	(3,478,000)	(2,265,000)
Cash and cash equivalents - beginning of year	15,424,000	18,902,000	21,167,000

Cash and cash equivalents - end of year	$6,749,000	$15,424,000	$18,902,000
Supplemental Cash Flow Disclosures:
Cash for:
Income taxes paid (received), net	$—	$19,000	$34,000

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Business:

Siebert Financial Corp. (“Financial”), through its wholly - owned subsidiary, Muriel Siebert &Co., Inc. (“Siebert”), engages in the business of providing discount brokerage services for retail customers, investment banking and equity execution services for institutional clients (representing the capital markets business) and trading securities for its own account. In addition, in 2014 we began business as a registered investment advisor through our wholly-owned subsidiary, Siebert Investment Advisors, Inc. (“SIA”). On November 4, 2014, Siebert sold its capital markets business to an affiliate (see Note B). Another wholly owned subsidiary, Siebert’s Women’s Financial Network Inc. (“WFN”) engaged in providing products, services and information devoted to women’s financial needs. In the fourth quarter of 2013, management decided to substantially reduce the resources allocated to the WFN operation (see Note F). The accompanying consolidated financial statements include the accounts of Financial and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Financial, Siebert, WFN and SIA collectively are referred to herein as the “Company”.

The municipal bond investment banking business is conducted by Siebert, Brandford, Shank &Co., L.L.C., a wholly-owned subsidiary of Siebert, Brandford, Shank Financial, L.L.C. (“SBSF”), and related derivatives transactions were conducted by SBS Financial Products Company, LLC (“SBSFP”), non - controlled investees in which the Company has a 49% and 33% equity interest respectively. Such investees are accounted for by the equity method of accounting (see Note D). The equity method provides that the Company records its share of the investees’ earnings or losses in its results of operations with a corresponding adjustment to the carrying value of its investment. In addition, the investment is adjusted for capital contributions to and distributions from the investees. Operations of equity investee SBSF are considered integral to the Company’s operations. Operations of equity investee SBSFP ceased in December 2014.

Note B – SALE OF BUSINESS

On November 4, 2014, the Company, which held a 49% membership interest in, and the other members of, Siebert Brandford Shank &Co., LLC (“SBS”), contributed their SBS membership interest into a newly formed Delaware limited liability company, Siebert Brandford Shank Financial, L.L.C. (“SBSF”), in exchange for the same percentage interests in SBSF. On the same day the Company entered an Asset Purchase Agreement (the “Purchase Agreement”) with SBS and SBSF, pursuant to which the Company sold substantially all of the assets relating to the Company’s capital markets business to SBSF. Pursuant to the Purchase Agreement, SBSF assumed post-closing liabilities relating to the transferred business.

The Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by SBS. The amount payable to the Company on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021.Transferred assets of the Company’s capital markets business, consisted of customer accounts and goodwill, which had no carrying value to the Company, and the Company recorded a gain on sale of $1,820,000, which reflected the fair value of the purchase obligation. Such fair value (Level 3) was based on the present value of estimated annual installments to be received during 2016 through 2020 from forecasted net income of the transferred business plus a final settlement in 2021, discounted at 11.5% (representing SBS’s weighted average cost of capital).

The discount recorded for the purchase obligation will be amortized as interest income using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the period from November 4, 2014 to December 31, 2014 amounted to $36,641 based on a yield of approximately 12%.

As a result of the Company’s continuing involvement in the capital markets business through the its 49% ownership in SBSF, results of operations of the capital markets business and the gain on sale were not reflected as discontinued operations in the accompanying financial statements.

Note C - Summary Of Significant Accounting Policies

[1]	Cash Equivalents:

Cash equivalents consist of highly liquid investments purchased with an original maturity of 3 months or less. Cash equivalents are carried at fair value and amount to $6,179,000 and $14,839,000 at December 31, 2014 and 2013, respectively, consisting of money market funds.

Cash equivalents – restricted of $1,532,000 at December 31, 2014 and 2013 representing cash invested in a money market fund which serves as collateral for a secured demand note payable in the amount of $1,200,000 to SBS (see Note J).

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

The classification of financial instruments valued at fair value as of December 31, 2014 is as follows:

	2014	2013
Financial Instrument	Level 1	Level 1
Cash equivalents	$7,711,000	$16,371,000
Securities	488,000	406,000
	$8,199,000	$16,777,000

Securities consist of common stock, which is valued on the last business day of the year at the last available reported sales price on the primary securities exchange.

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

[6]	Advertising Costs:

Advertising costs are charged to expense as incurred.

Note C - Summary Of Significant Accounting Policies (continued)

[7]	Use of Estimates:

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. As the Company incurred a net loss for each of the years ended December 31, 2014, 2013 and 2012, basic and diluted net loss per common share are the same for each year as the effect of stock options is anti-dilutive. In 2014, 2013 and 2012, 265,000, 350,000 and 400,000 common shares, respectively, issuable upon the exercise of options were not included in the computation.

[9]	Revenue:

Commission revenues and related clearing expenses are recorded on a trade-date basis. Fees, consisting principally of revenue participation with the Company’s clearing broker in distribution fees and interest are recorded as earned. In 2014, fees also include investment advisory fees, which are recorded as earned.

Investment banking revenue includes gains and fees, net of syndicate expenses, arising from underwriting syndicates in which the Company participates. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

Trading gains and losses are also recorded on a trade-date basis and principally represent riskless principal transactions which the Company, after receiving an order, buys or sells securities as principal and at the same time sells or buys the securities with a markup or markdown to satisfy the order.

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

[11]	Intangibles:

Purchased intangibles which have finite useful lives are principally being amortized using the straight-line method over estimated useful lives of three to five years. Domain names and other intellectual property which are deemed to have an indefinite useful life are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles consists of a comparison of their fair value with their carrying amount (see note F).

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

Note D - Investment In Affiliates

Investment in and advances to, equity in income / (loss) of, and distributions received from, affiliates consist of the following:

December 31, 2014	SBSF	SBSFPC	TOTAL

Investment and advances	$7,979,000	—	7,979,000
Income (loss) from equity investees	$84,000	(17,000)	67,000
Distributions	$13,000	173,000	186,000

December 31, 2013	SBS	SBSFPC	TOTAL

Investment and advances	$7,832,000	190,000	8,022,000
Income (loss) from equity investees	$94,000	(159,000)	(65,000)
Distributions	$1,212,000	6,000	1,218,000

December 31, 2012	SBS	SBSFPC	TOTAL

Income from equity investees	$774,000	$32,000	$806,000
Distributions	$95,000	$2,000	$97,000

Siebert and two individuals (the “Principals”) formed SBS to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert.

Pursuant to the terms of the Operating Agreement, Financial and each of the Principals owned a 33.33% interest in SBSFPC which engaged in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that income/(loss) be shared 66.66% by the Principals and 33.33% by Financial. SBSFPC ceased operations in December 2014.

Summarized consolidated financial data of SBSF and SBS in 2014 and financial data for SBS in 2013 and 2012 is as follows:

	2014	2013	2012

Total assets, including secured demand note of $1,200,000 in each year due from Siebert	$28,518,000	$22,999,000
Total liabilities, including subordinated liabilities $1,200,000 in each year and a purchase obligation of $1,857,000 in 2014 due to Siebert	12,458,000	7,083,000
Total members’ capital	16,060,000	15,916,000
Regulatory minimum net capital requirement	250,000	250,000
Total revenue	24,806,000	24,965,000	$28,246,000
Net income	171,000	193,000	1,579,000

During 2014, 2013 and 2012 Siebert charged SBS $100,000, $100,000, and $75,000 for each year, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services. In addition, during each of the years 2014, 2013 and 2012, Siebert earned interest income of $48,000 from SBS in connection with subordinated loans available or made to SBS and Siebert paid SBS interest earned on restricted cash equivalents of $1,028, $1,500 and $2,900 in 2014, 2013 and 2012, respectively. In addition, in 2014, Siebert earned interest income of $36,641 from SBSF on the purchase obligation in connection with the sale of the capital markets business (see Note B).

Siebert’s share of undistributed earnings from SBSF at December 31, 2014 amounted to $7,477,000 and from SBS at December 31, 2013 amounted to $7,407,000. Undistributed earnings may not be immediately available for distribution to Siebert for various reasons including the amount of SBSF’s available cash, the provisions of the agreement between Siebert and the Principals and SBSF’s continued compliance with its regulatory net capital requirements.

Summarized financial data of SBSFPC is as follows:

	2014	2013		2012

Total assets	$26,000	$584,000
Total liabilities	26,000	15,000
Total members’ capital	0	569,000
Total revenue	0	(222,000	)*	$293,000
Net income (loss)	(51,000)	(478,000)		98,000

*Negative balance was attributable to loss in derivative contracts

Note D - Investment In Affiliates (continued)

In July 2013, as a result of the filing of a bankruptcy petition by the City of Detroit, SBSFPC unwound certain derivative contracts with a financial institution pursuant to the terms of the contracts. The contracts were recorded as liabilities with a carrying value of $123,063,000. In connection therewith, SBSFPC assigned certain derivative contracts with the City of Detroit to the financial institution, which were recorded as assets with a carrying value of $123,063,000. No gain or loss was recognized by SBSFPC as a result of the unwinding and assignment of these derivative contracts and SBSFPC has no continuing obligations or rights with respect to the derivative contracts. During the quarter ended March 31, 2013 SBSFPC incurred a loss of $241,000 on the write down in value of the derivative contracts with the City of Detroit to adjust their carrying value to the carrying value of the derivative contracts with the financial institution. The Company received distributions from SBSFPC of $173,000 during 2014 and $6,000 during 2013 which is shown on the statement of cash flows as an investing activity as they represent a return of capital.

Effective September 16, 2013, Suzanne Shank, one of the Principals having 25.5% ownership in SBS and 33.3% interest in SBSFP became the Company’s chief executive officer. On March 3, 2015 Ms. Shank completed her role as acting chief executive officer of the Company to devote full time to her continuing position as chief executive officer of SBSF.

Note E - Furniture, Equipment And Leasehold Improvements, Net

Furniture, equipment and leasehold improvements consist of the following:

	December 31,
	2014	2013

Equipment	$524,000	$518,000
Leasehold improvements	546,000	427,000
Furniture and fixtures	43,000	14,000
	1,113,000	959,000
Less accumulated depreciation and amortization	(504,000)	(247,000)

	$609,000	$712,000

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 amounted to $257,000, $120,000 and $274,000, respectively.

Due to the Company’s discontinuation of its relationship with a software vendor on June 30, 2012, which had developed and maintained the Company’s website, the Company wrote-off remaining related software development costs of $433,000. The unamortized carrying value of such development costs consisted of $1,856,000 of cost net of $1,423,000 of accumulation amortization. Effective July 1, 2012, such services are provided by the Company’s clearing broker.

Note F - Intangible Assets

In 2000, WFN acquired the stock of Women’s Financial Network, Inc. and HerDollar.com, Inc., companies in the development stage which had yet to commence principal operations and had no significant revenue for aggregate consideration of $2,310,000, including costs. The transactions were accounted for as purchases of assets consisting of domain name, website and content, and a non-compete agreement (the “Acquired Intangible Assets”). Related deferred tax assets attributable to net operating loss carryforwards of the acquired companies and deferred tax liabilities attributable to the excess of the statement bases of the acquired assets over their tax bases were reflected as an adjustment to the carrying amount of such intangibles (see Note G).

Intangible assets consist of the following:

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Amortization Accumulated
Amortizable intangible assets:
Website, content and non-compete	$1,850,000	1,850,000	$1,850,000	$1,850,000
Retail brokerage accounts	2,638,000	2,630,000	2,638,000	2,620,000
	$4,488,000	4,480,000	$4,488,000	$4,470,000

Amortization expense		$10,000		$10,000

Note F - Intangible Assets (continued)

During 2012, the Company recorded impairment charges and wrote down the carrying value of its unamortized intangible assets consisting of domain name and intellectual property by $300,000, representing the excess of carrying value over its fair value due to a continuing decline in the Company’s revenue attributable to such intangibles. During the fourth quarter of 2013, as a result of management’s continuing strategic review of its operations, the Company determined to substantially reduce the amount of resources allocated to the WFN domain. Accordingly, the Company wrote off the remaining carrying value of the intangible asset of $300,000. No significant residual value is estimated for the asset.

Note G - Income Taxes

Financial files a consolidated federal income tax return with its subsidiaries.

Income tax expense consists of the following:

	Year Ended December 31,
	2014	2013	2012

Federal income tax expense:

Current	$—	$19,000	$—
Deferred	—	—	—
	—	19,000	—

State and local:

Current	—	—	34,000
Deferred	—	—	—
	—	—	34,000

Total:
Current	—	19,000	34,000
Deferred	—	—	—
	$—	$19,000	$34,000

Reconciliation between the income tax provision and income taxes computed by applying the statutory Federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012

Expected income tax benefit at statutory Federal tax rate (34%)	$(2,229,000)	$(2,004,000)	$(47,000)
State and local taxes, net of Federal tax effect	(459,000)	(413,000)	22,000
Increase in valuation allowance	2,551000	2,342,000	—
Permanent difference	39,000	46,000	36,000
Other	98,000	48,000	23,000

Income tax expense	$0	$19,000	$34,000

Note G - Income Taxes (Continued)

The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss credit carryforwards	$8,046,000	$4,670,000
Alternative minimum tax carryforward	9,000	15,000
Employee stock based compensation	237,000	237,000
Retail brokerage accounts	211,000	281,000
Contribution carryover	223,000	347,000
Furniture, equipment and leasehold improvements	115,000	96,000
Accrued expenses	337,000	83,000
Investment in affiliate (a)	736,000	1,001,000
Accrued compensation and other	—	44,000
Capital loss carryforwards	24,000	—
Other	30,000	—

Total	9,968,000	6,774,000
Valuation allowance	(9,218,000)	(6,774,000)

Net deferred tax assets	750,000	—
Deferred tax liability:
Receivable from affiliate (b)	(750,000)	—

	$0	$0

(a)	Attributable to non-deductible bonus accrued at December 31, 2014 and 2013 by an affiliate, which will be deductible in 2015 and 2014, respectively.

(b)	Relates to receivable from business sold to affiliate treated as an installment sale for tax purposes.

Due to cumulative losses incurred by the Company during the current and prior two years, the Company is unable to conclude that it is more likely than not that it will realize its deferred tax asset in excess of the deferred tax liability and, accordingly, has recorded a valuation allowance to fully offset such amount at December 31, 2014 and 2013.

At December 31, 2014, the Company has state net operating loss carryforwards aggregating $23.6 million, which expires through 2034 in various states. In addition, the Company has federal net operating loss carryforwards of $18.1 million at December 31, 2014, which expires through 2034. The Company also has additional federal net operating loss carryforwards of $410,000 at December 31, 2014 which is attributable to WFN and expires through 2020. Utilization of WFN’s federal net operating loss carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code.

The Company applied the “more-likely-than not” recognition threshold to all tax positions taken or expected to be taken in a tax return which resulted in no unrecognized tax benefits reflected in the financial statements as of December 31, 2014. The Company classifies interest and penalties that would accrue according to the provisions of relevant tax law as income taxes.

The provision for income taxes in 2013 represents a federal minimum tax assessment of $19,000 including $4,000 of interest and penalties, relating to the year 2012.The provision for income taxes in 2012 represents a state tax assessment of 34,000 relating to years 2007, 2008 and 2009 based on a tax examination completed by New York State in 2012. Tax years 2011 and thereafter are subject to examinations by federal and certain state authorities. For other states the 2009 through 2013 tax years remain open for examinations. The Company is currently under tax examination by New York State for the tax years 2010 and 2011.

Note H - Stockholders’ Equity

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2014 and 2013, Siebert had net capital of approximately $5,100,000 and $13,000,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii) as it clears its customer transactions through an unaffiliated clearing firm on a fully disclosed basis.

Note h - Stockholders’ Equity (continued)

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. During 2012 and 2013, the Company repurchased 8,107 and 12,266 shares of common stock at an average price of $1.67 and $1.56, respectively. No shares were purchased during 2014. As of December 31, 2014, 129,137 of common shares have been repurchased pursuant to such authorization.

Note I - Options

The Company’s 2007 Long-Term Incentive Plan (the “Plan”) authorizes the grant of options to purchase up to an aggregate of 2,000,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall not be less than the fair market value on the date of grant. No option may be granted under the Plan after December 2017. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. At December 31, 2014, options for 1,760,000 shares of common stock are available for grant under the Plan.

A summary of the Company’s stock option transactions for the three years ended December 31, 2014 is presented below:

		2014		2013		2012

		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of the year		350,000	3.10	400,000	3.33	1,228,200	$3.88
Cancelled		(60,000)	3.05	—	—	—	—
Forfeited		—		(25,000)	5.06	—	—
Expired		(25,000)	4.04	(25,000)	4.75	(828,200)	$4.14

Outstanding - end of year	(a)	265,000	3.02	350,000	3.10	400,000	$3.33

Fully vested and exercisable at end of year	(a)	265,000	3.02	350,000	3.10	400,000	$3.33

(a)	Weighted average remaining contractual terms of 3.51 years and no aggregate intrinsic value.

For the year ended December 31, 2014, 2013 and 2012, no stock options were granted.

As of December 31, 2014, there was no unrecognized compensation cost.

Note J - Commitments, Contingencies And Other

(1)

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2014, 2013 or 2012. Credit risk represents the potential loss that would occur if counterparties fail to perform pursuant to the terms of their obligations. The Company is subject to credit risk to the extent a custodian or broker with whom it conducts business is unable to fulfill contractual obligations.

(2)

In 2012, Siebert was named as one of the defendants in a class action pending in the United States District Court, Southern District of New York. The complaint was brought on behalf of a class of purchasers in a public offering by Lehman Brothers Holdings, Inc. of $1,500,000,000 of 6.75% Subordinated Notes due 2017 (the “Notes”) as to Siebert and certain smaller issuances of other securities. The complaint asserted that Siebert and other underwriters of the Notes violated Section 11 of The Securities Act of 1933 in that relevant offering materials were false and misleading. Siebert had agreed to purchase $15 million of the Notes and $462,953 of the other securities as an underwriter in the offerings. Siebert and the plaintiffs’ class agreed to resolve all claims against Siebert in consideration of a $1 million payment by Siebert which was accrued and

Note J - Commitments, Contingencies And Other (continued)

charged to expense in 2011 and paid in 2012. In the prior year certain plaintiffs did not agree to a settlement or purchased securities which were not covered by the settlement. In 2013, all such claims were either dismissed or settled for an amount that was not material.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit, or involve amounts which would not have a significant effect on the financial position or results of operations of the Company.

(3)

In July 2014, the Company entered into a settlement agreement in regards to a dispute with a former employee, in which the former employee sought, among other things, damages arising from his separation from the Company. The Company asserted counter claims in the arbitration. Pursuant to the settlement, the Company paid $4,300,000 to the former employee, and the claims and counterclaims have been dismissed and released. The accompanying 2014 statement of operations reflects a charge to give effect to the settlement.

(4)

The Company rents discount retail brokerage and other office space under long-term operating leases expiring in various periods through 2017. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

Year Ending December 31,	Amount

2015	615,000
2016	482,000
2017	80,000

$1,177,000

Rent expense, including escalations for operating costs, amounted to approximately $788,000, $1,046,000 and $907,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

(5)

Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2014, 2013 and 2012.

(6)

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

(7)	During 2012, commission income earned from one customer accounted for approximately 12% of total revenue.

Note k - Summarized Quarterly Financial Data (Unaudited)

	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$3,718,000	3,705,000	3,454,000	4,975,000	$4,266,000	4,278,000	3,666,000	4,191,000
Net income (loss)	$28,000	(6,077,000)*	(1,456,000)	948,000	$(1,369,000)	(1,353,000)	(1,644,000)	(1,546,000)
Earnings (loss) per share:
Basic	$.00	(.28)	(.07)	.04	$(.06)	(.06)	(.07)	(.07)
Diluted	$.00	(.28)	(.07)	.04	$(.06)	(.06)	(.07)	(.07)

• Includes $4,300,000 (0.19 per share) loss related to arbitration settlement (see Note J3).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert Brandford Shank Financial, L.L.C.
Siebert Brandford Shank & Co., L.L.C.
New York, New York

We have audited the accompanying statements of financial condition of Siebert Brandford Shank Financial L.L.C. and subsidiary (the “Company”) as of December 31, 2014 and of Siebert, Brandford, Shank & Co., L.L.C. at December 31, 2013 (the “Company”), and the related statements of operations, changes in members’ capital and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Brandford Shank Financial L.L.C. and subsidiary as of December 31, 2014 and the financial position of Siebert, Brandford, Shank & Co., L.L.C. at December 31, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
February 26, 2015

Statements of Financial Condition

	December 31,
	2014	2013
	SIEBERT, BRANDFORD, SHANK FINANCIAL, L.L.C. AND SUBSIDIARY	SIEBERT, BRANDFORD, SHANK & CO., L.L.C.

ASSETS
Cash and cash equivalents	$20,065,062	$19,787,407
Accounts receivable	1,593,614	562,147
Due from broker	2,522,557	8,158
Secured demand note	1,200,000	1,200,000
Goodwill - Note B	1,001,000	—
Issuer relationships, net of amortization of $41,212 - Note B	777,788	—
Furniture, equipment and leasehold improvements, net	684,736	822,133
Other assets	673,276	618,743

	$28,518,033	$22,998,588

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to affiliate	$104,320	$28,264
Asset purchase obligation payable to affiliate, net of unamortized discount of $1,143,359	1,856,641	—
Accounts payable and accrued expenses	4,747,648	4,006,608
Bank Overdraft	—	1,225,779
Deferred rent	549,287	622,075
	7,257,896
		5,882,726

Subordinated debt	5,200,000	1,200,000

Total liabilities	12,457,896	7,082,726
Commitments (Note G)
Members’ capital	16,060,137	15,915,862

	$28,518,033	$22,998,588

See notes to financial statements

Statements of Operations

	Years Ended December 31,
	2014	2013	2012
	SIEBERT, BRANDFORD, SHANK FINANCIAL, L.L.C. AND SUBSIDIARY	SIEBERT, BRANDFORD, SHANK & CO., L.L.C.	SIEBERT, BRANDFORD, SHANK & CO., L.L.C.
Revenues:
Investment banking	$20,949,508	$20,847,546	$23,092,819
Trading profits	3,670,726	4,114,958	5,149,140
Commissions	182,771	—	—
Interest and other	3,395	2,817	4,389

	24,806,400	24,965,321	28,246,348

Expenses:
Employee compensation and benefits	17,819,595	18,619,549	20,541,452
Clearing fees	383,538	122,209	129,694
Communications	929,496	889,207	905,970
Occupancy	1,186,967	1,088,755	1,052,908
Professional fees	895,951	528,313	591,175
Interest, including amortization of discount (including $84,691, 48,000 and 48,000 to affiliate)	136,936	48,000	66,718
State and local income tax	31,901	36,326	78,706
General and administrative (including $100,000, 100,000 and 75,000 to affiliate)	3,251,269	3,440,071	3,300,549

	24,635,653	24,772,430	26,667,172

Net income	$170,747	$192,891	$1,579,176

See notes to financial statements

SIEBERT, BRANDFORD, SHANK FINANCIAL, L.L.C. AND SUBSIDIARY

Statements of Changes in Members’ Capital

Balance - January 1, 2012 (a)	$16,811,116
Distributions to members	(193,792)
Net income	1,579,176

Balance - December 31, 2012 (a)	18,196,500
Distributions to members	(2,473,529)
Net income	192,891

Balance - December 31, 2013 (a)	15,915,862
Distributions to members	(26,472)
Net income	170,747

Balance - December 31, 2014	$16,060,137

(a)    Represents members’ capital of Siebert, Brandford, Shank & Co., L.L.C.

See notes to financial statements

Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	SIEBERT, BRANDFORD, SHANK FINANCIAL, L.L.C. AND SUBSIDIARY	SIEBERT, BRANDFORD, SHANK & CO., L.L.C.	SIEBERT, BRANDFORD, SHANK & CO., L.L.C.
Cash flows from operating activities:
Net income	$170,747	$192,891	$1,579,176
Adjustments to reconcile net income to net cash (used in) /provided by operating activities:
Amortization of discount on obligation due affiliate	36,641	—	—
Depreciation and amortization	267,973	250,154	266,093
Changes in:
Accounts receivable	(1,031,467)	395,913	(739,538)
Due to/from broker	(2,514,399)	(2,328,918)	2,323,885
Securities owned, at fair value	0	11,264,998	(11,264,998)
Other assets	(54,533)	139,264	81,554
Payable to (receivable from) affiliates	76,056	36,929	(27,506)
Accounts payable and accrued expenses	741,040	(1,368,577)	(1,277,796)
Bank overdraft	(1,225,779)	1,225,779	—
Deferred rent	(72,788)	(9,740)	(54,848)

Net cash (used in) /provided by operating activities	(3,606,509)	9,798,693	(9,113,978)

Cash flows from investing activities:
Purchase of leasehold improvements and equipment	(89,364)	(47,759)	(63,381)

Cash flows from financing activities:
Distributions to members	(26,472)	(2,473,529)	(193,792)
Subordinated borrowings	9,000,000	—	—
Subordinated repayments	(5,000,000)	—	(6,000,000)

Net cash provided by/ (used in) financing activities	3,973,528	(2,473,529)	(6,193,792)

Net increase/(decrease) in cash and cash equivalents	277,655	7,277,405	(15,371,151)
Cash and cash equivalents - beginning of year	19,787,407	12,510,002	27,881,153

Cash and cash equivalents - end of year	$20,065,062	$19,787,407	$12,510,002

Supplemental disclosures of cash flow information:
Taxes paid	$24,323	$28,177	$101,517
Interest paid	$100,295	$48,000	$66,718

Non-cash investing and financing activities:

Note payable for purchase of business from affiliate	$1,820,000

Intangible assets acquired related to business acquired from affiliate:

Issuer relationships	$(819,000)

Goodwill	$(1,001,000)

See notes to financial statements

SIEBERT, BRANDFORD, SHANK FINANCIAL, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2014 and 2013

NOTE A – BUSINESS ORGANIZATION:

Siebert, Brandford, Shank Financial, L.L.C. (“SBSF” or the “Company”) was organized on November 4, 2014 and through its wholly owned subsidiary, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”), engages in the business of tax-exempt underwriting and related trading activities and, commencing on November 4, 2014, the capital markets business (see Note B). The Company qualifies as a Minority and Women Owned Business Enterprise in certain municipalities.

NOTE B – BUSINESS ACQUISITION

On November 4, 2014, the members of SBS contributed their membership interest into a newly formed Delaware limited liability company, Siebert Brandford Shank Financial, L.L.C. (“SBSF”), in exchange for the same percentage interests in SBSF. On the same day Muriel Siebert & Co., Inc., (“Siebert”) entered an Asset Purchase Agreement (the “Purchase Agreement”) with SBS and SBSF, pursuant to which Siebert sold substantially all of the assets relating to Siebert’s capital markets business to SBSF. Pursuant to the Purchase Agreement, SBSF assumed post-closing liabilities relating to the transferred business. An individual having a 25.5% membership interest in SBS prior to the contribution of membership interests to SBSF, is Siebert’s chief executive officer.

The Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by SBS. The amount payable on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021.

The fair value (Level 3 – see Note C(3)) of the $3,000,000 purchase obligation was determined to be $1,820,000, based on the present value of estimated annual installments to be paid during 2016 through 2020 from forecasted net income of the transferred business plus a final settlement in 2021, discounted at 11.5% (representing SBS’s weighted average cost of capital). The discount of $1,180,000 recorded for the purchase obligation is being amortized as interest expense using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be paid and adjusted in future periods to reflect actual installments paid and changes in estimates of future installments. Interest expense recognized on the obligation for the period from November 4, 2014 to December 31, 2014 amounted to $36,641 based on a yield of approximately 12%.

Transferred assets of Siebert’s capital markets business, consisted of issuer relationships and goodwill. Issuer relationships, were recorded at $819,000 representing their fair value at the date of acquisition determined based on a discounted cash flow analysis (Level 3). Goodwill, which includes employees of Siebert who transferred to SBS, was recorded at $1,001,000, representing the excess of the fair value ($1,820,000) of SBSF’s purchase obligation to Siebert over the fair value of the issuer relationships.

Since the date of acquisition, revenue of $199,000 and net loss of $129,000 attributable to the capital markets business is included in the accompanying statement of operations.

The following represents the unaudited pro forma amounts of revenue and net income of the Company for the year ended December 31, 2014, assuming the capital markets business had been acquired as of January 1, 2014:

Revenue	$27,729,000
Net Income	$672,000

The above net income reflects the additional amortization that would have been charged assuming the fair value adjustment to customer accounts had been applied as of January 1, 2014 and amortization of discount on the purchase obligation for the entire year.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Principles of Consolidation:

Commencing on November 4, 2014, the accompanying financial statements include the accounts of SBSF and its wholly-owned subsidiary SBS after elimination of intercompany balances and transactions. Prior thereto, the financial statements represent those of SBS. The creation of SBSF and related transfer thereto of the members’ interest in SBS did not result in any change in the carrying value of the existing assets or liabilities of SBS in the consolidated financial statements as both entities were under common control.

[2]	Revenues:

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

Commission revenue which relates to the capital market business are recorded on a trade date basis.

Dividends are recorded on the ex-dividend date, and interest income is recognized on an accrual basis.

[3]	Fair value:

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

See Note C(4) for financial instruments measured at fair value.

SIEBERT, BRANDFORD, SHANK FINANCIAL, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2014 and 2013

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4]	Cash equivalents:

Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents, which are valued at fair value, consist of money market funds which amounted to $15,965,885 and $19,787,407 at December 31, 2014 and 2013, respectively (Level 1). The Company maintains its assets with financial institutions which may at times exceed federally insured limits. In the event of financial institutions insolvency, recovery of the assets may be limited.

[5]	Furniture, equipment and leasehold improvements, net:

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Leasehold improvements are amortized over the period of the lease.

[6]	Intangible Assets

Issuer relationships, which were recorded in connection with the acquisition of the capital markets business (see Note B), are being amortized by the straight-line method over 2.9 years.

Intangible assets with finite lives are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of its intangible assets by determining whether the unamortized balance can be recovered over the assets’ remaining useful life through undiscounted estimated future cash flows. If undiscounted estimated future cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce such amounts to fair value based on estimated future cash flows discounted at a rate commensurate with the risk associated with achieving such cash flows.

[7]	Goodwill

Goodwill, which was recorded in connection with the acquisition of the capital markets business (see Note B), is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with the carrying amount its net assets, including goodwill. Fair value is typically based upon estimated future cash flows discounted at a rate commensurate with the risk involved or market-based comparables. If the carrying amount of the Company’s net assets exceeds the fair value of the reporting unit, then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the excess of the carrying amount over its implied fair value.

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

[9]	Income taxes:

The Company is not subject to federal income taxes. Instead, the members are required to include in their income tax returns their respective share of the Company’s income or loss. The Company is subject to tax in certain state and local jurisdictions. Deferred taxes are not significant.

NOTE D - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, consists of the following:

	2014	2013

Payable to affiliate (a)	$1,200,000	$1,200,000
Payable to clearing broker (b)	$4,000,000	—

	$5,200,000	$1,200,000

(a)

Consists of a Secured Demand Note Collateral Agreement payable to Siebert, an indirect member of the Company, bearing 4% interest and due August 31, 2015, at which time SBS is obligated to repay Siebert any amounts borrowed. Interest expense paid to Siebert in each of 2014, 2013 and 2012 amounted to $48,000.

The secured demand note receivable of $1,200,000 is collateralized by cash equivalents of Siebert of approximately $1,544,000 at December 31, 2014. Interest earned on the collateral amounted to approximately $1,028, $1,500 and $2,900 in 2014, 2013 and 2012, respectively.

(b)

On December 9, 2014, SBS entered into a temporary subordinated loan agreement with National Financial Services, its clearing broker, in the amount of $4,000,000 bearing interest at the federal funds rate plus 6% and maturing January 22, 2015. The note was repaid on January 22, 2015. Interest expense accrued in 2014 amounted to approximately $16,000.

The subordinated borrowings are available in computing net capital under the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule. To the extent that such borrowing is required for the Company’s continued compliance with minimum net capital requirements, it may not be repaid.

On March 24, 2014, SBS entered into a temporary subordinated loan agreement with National Financial Services, its clearing broker, in the amount of $5,000,000 bearing interest at the federal funds rate plus 6% and maturing May 5, 2014. The note was repaid on May 5, 2014. Interest expense paid was $36,542.

SIEBERT, BRANDFORD, SHANK FINANCIAL, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2014 and 2013

NOTE E - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements consist of the following:

	December 31,
	2014	2013

Equipment	$926,654	$896,376
Furniture and leasehold improvements	1,718,826	1,659,740

	2,645,480	2,556,116
Less accumulated depreciation and amortization	1,960,744	1,733,983

	$684,736	$822,133

Depreciation and amortization expense for 2014, 2013 and 2012 amounted to $226,761, $250,154 and $266,093 respectively.

NOTE F - NET CAPITAL

SBS is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2014 and 2013, SBS had net capital of $22,807,796 and $18,271,172, respectively, which was $22,557,796 and $18,021,172, respectively, in excess of its required net capital and its ratio of aggregate indebtedness to net capital was 0.10 and 0.16 to 1, respectively. SBS claims exemption from the reserve requirements under Section 15c3-3(k)(2)(ii).

NOTE G - COMMITMENTS

SBS rents office space under long-term operating leases expiring through 2020. These leases call for base rent plus escalations for property taxes and other operating expenses. Future minimum base rent under these operating leases as of December 31, 2014 are as follows:

Year Ending
December 31,	Amount

2015	1,043,000
2016	886,000
2017	639,000
2018	627,000
2019	587,000
Thereafter	185,000

$3,967,000

Rent expense, including taxes and operating expenses for 2014, 2013 and 2012 amounted to $1,186,967, $1,088,755, and $1,052,908 respectively.

In prior years, SBS purchased leasehold improvements of approximately $620,000 which were reimbursed by the landlord. SBS recorded such reimbursement as a credit to deferred rent liability, which is being recognized as a reduction of rental expense on a straight-line basis over the term of the lease.

Rent expense is being charged to operations on a straight-line basis resulting in a deferred rent liability which, including the reimbursement discussed above amounted to $549,287 at December 31, 2014 and $622,075 at December 31, 2013.

SIEBERT, BRANDFORD, SHANK FINANCIAL, L.L.C. AND SUBSIDIARY

Notes to Financial Statements
December 31, 2014 and 2013

NOTE H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2014	2013

Accounts payable	$313,285	$171,761
Accrued bonus and other employee compensation	4,233,521	3,785,271
Other accrued expenses	200,842	49,576

	$4,747,648	$4,006,608

NOTE I - OTHER

During each of 2014 and 2013, SBS was charged $100,000 by Siebert for general and administrative services. During 2012 SBS was charged $75,000 by Siebert for general and administrative services. In January 2014, SBS transferred funds from its money market accounts to its bank account to cover the $1,225,779 overdraft at December 31, 2013.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Joseph M. Ramos, Jr.
Joseph M. Ramos, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary
(principal executive, financial and accounting officer)

Date:	March 31, 2015

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Executive Vice President, Chief Operating Officer and Chief
/s/ Joseph M. Ramos, Jr.	Financial Officer and Secretary (principal financial and accounting	March 31, 2015
Joseph M. Ramos, Jr.	officer)

/s/ Patricia L. Francy	Director	March 31, 2015
Patricia L. Francy

/s/ Jane H. Macon	Director	March 31, 2015
Jane H. Macon

/s/ Robert P. Mazzarella	Director	March 31, 2015
Robert P. Mazzarella

/s/ Nancy Peterson Hearn	Director	March 31, 2015
Nancy Peterson Hearn

EXHIBIT INDEX

Exhibit No.	Description Of Document

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

21	Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001)

23	Consent of Independent Auditors

31.1	Certification of Joseph M. Ramos, Jr. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002

*

Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended.

**	Management contract or compensatory plan or arrangement.