Form 10-K/A
period 2014-12-31
SIEBERT FINANCIAL CORP
filed 2015-05-15
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 0-5703

Siebert Financial Corp.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-1796714 (I.R.S. Employer Identification No.)

885 Third Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)

(212) 644-2400

(Registrant’s telephone number, including area code)

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

1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Siebert Financial Corp. (the “Company,” “our,” “we,” or “us”) for the fiscal year ended December 31, 2014, originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “Original Filing”). This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment for the purpose of including the information required by Part III because we were unable to file a definitive proxy statement including this information within 120 days of the end of our fiscal year ended December 31, 2014. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment does not amend or otherwise update any other information in the Original Filing to reflect any events which occurred at a date subsequent to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

TABLE OF CONTENTS

		Page

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
Item 13.	Certain Relationships and Related Transactions, and Director Independence	10
Item 14.	Principal Accounting Fees and Services	11

PART IV

Item 15.	Exhibits, Financial Statement Schedules	11

SIGNATURES		13

INDEX TO EXHIBITS		14

	Ex-31 (Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The names of our directors and their ages, positions, and biographies are set forth below.

Patricia L. Francy Age 69

Patricia Francy retired as Special Advisor for Alumni Relations and Treasurer & Controller, Columbia University, December 31, 2005. Ms. Francy is a director of Old Westbury Funds, Inc., the Matheson Foundation, the Guttman Foundation and the Muriel F. Siebert Foundation. Ms. Francy became a director on March 11, 1997. Ms. Francy is one of two executors of the Estate of Muriel F. Siebert, our former Chairwoman, President and Chief Executive Officer, although she does not possess the power in that capacity to control the voting of the shares of our common stock held by the Estate.

Specific experience, qualifications, attributes or skills:

Ms. Francy served as Treasurer and Controller of Columbia University from 1989 until 2003. She had been affiliated with Columbia University since 1968, and has served as a Director of Finance and Director of Budget Operations. Ms. Francy was Governor of the Columbia University Club of New York, and a former director for the Children’s Tumor Foundation and the Metropolitan New York Library Council. She serves on the Outward Bound Advisory Board. Ms. Francy participates as director emeritus of Junior Achievement Worldwide, and is a member of the Economic Club of New York and the International Women’s Forum. Ms. Francy provides expertise on financial matters

Nancy Peterson Hearn Age 81

Nancy Peterson Hearn is Chairwoman of Peterson Tool Company, Inc. and was its President/CEO from 1979 until 2012. Ms. Hearn became a director on June 4, 2001.

Specific experience, qualifications, attributes or skills:

A nationally recognized business entrepreneur, Nancy Peterson Hearn is chairman of Peterson Tool Company, Inc. Under her leadership, the company has made exponential gains in sales, production and reputation, and is ranked among the world’s premier designers and manufacturers of custom insert tooling. Peterson Tool successfully received ISO 9001 certification, and has earned numerous quality and certification awards including General Motors’ Targets for Excellence Award and Caterpillar’s coveted Certified Supplier of Quality Materials awards.

She was the first American to earn the prestigious Veuve Clicquot Business Woman of the Year Award (1990). Ms. Hearn has a distinguished leadership record that includes roles on some of the most prestigious boards in the nation. She has served as Vice Chair of the Foundation, Southeast Region Chair and Membership Chair for Committee of 200 (“C200”), an international organization of businesswomen, which has established the Nancy Sanders Peterson Scholars Award in her honor. She chaired the C200 Auction from 2000 to 2008, and her efforts helped raise several millions of dollars for the C200 Foundation. She has also served on the boards of The Society of International Business Fellows, the Aquinas College Board of Governors, the Mississippi University for Women’s National Board of Distinguished Women, Nashville Symphony, Cheekwood Museum and Botanical Gardens and Nashville Ballet.

Most recently, she received the Golden Micrometer Award from Precision Machine Producers Association for 40 Years of service in the metal working industry.

Ms. Hearn has a longstanding record of community activism that includes roles in Leadership Nashville, the Tennessee Workforce Development Board, the Tennessee Council on Vocational Education, and has been recognized by The National Federation of Parents for Drug Free Youth. As a spokesperson for private industry, she champions the advancement of sound economic policies and professional healthcare standards.

Ms. Hearn is the mother of six adult children, two of whom are actively involved in Peterson Tool Company, Inc.

Jane H. Macon Age 68

Jane Macon is a Partner with the law firm of Bracewell & Giuliani, LLP. Prior to joining the Bracewell firm in October 2013, she was a Partner in the law firm of Fulbright & Jaworski L.L.P., San Antonio, Texas for nearly 30 years. Norton Rose Fulbright US LLP (formerly Fulbright & Jaworski L.L.P.) and Bracewell & Giuliani, LLP continue to provide legal services to the Company. Ms. Macon became a director on November 8, 1996 and was named Chairwoman in August 2013. Ms. Macon is one of two executors of the Estate of Muriel F. Siebert, our former Chairwoman, President and Chief Executive Officer and, in that capacity, she possesses the power to control the voting and disposition of the shares of our common stock held by the Estate.

Specific experience, qualifications, attributes or skills:

Ms. Macon centers her legal practice on public finance and administrative law, public and private partnerships, real estate, zoning, platting, condemnation and municipal bonds. Prior to joining Fulbright & Jaworski L.L.P. in 1983, Ms. Macon served as the first female city attorney of the City of San Antonio where she served in that position from 1977 to 1983. Active in professional organizations, Ms. Macon is a past president of the International Women’s Forum, the Women Lawyers of Texas and the San Antonio Young Lawyers Association. She presently serves as the program chair of the San Antonio Bar Association. She has served as a member of the Boards of Directors for the following national boards: NOW Legal Defense Fund, Child Care Action Campaign, Center for Democracy, National Women’s Political Caucus, National Nurses League and National Civic League (formerly National Municipal League). Ms. Macon is also a member of the San Antonio and American Bar Associations and the State Bar of Texas. She has received both awards as Outstanding Young Lawyer of Texas and the Outstanding Young Lawyer of San Antonio and is listed in Who’s Who in America. Ms. Macon was recently awarded the Prevent Blindness Texas Person of Vision Award signed by Gov. Rick Perry and the Hope Award by the WOW (Women’s Opportunity Week by the Greater San Antonio Chamber of Commerce). Ms. Macon provides expertise on legal matters.

Robert P. Mazzarella Age 68

Robert Mazzarella formerly served as a director and as a member of the audit and compensation committees of Placemark Investments, Inc., a registered investment adviser in Wellesley, Massachusetts, and Investors Capital Holdings Ltd., in Lynfield Massachusetts. Mr. Mazzarella also acts as a consultant to a number of major financial services firms and venture capital firms. Mr. Mazzarella became a director on March 1, 2004.

Specific experience, qualifications, attributes or skills:

Mr. Mazzarella retired from Fidelity Investments Brokerage Services LLC in January 2002, at which time he served as its president. The Board of Directors has determined that Mr. Mazzarella qualifies as an “audit committee financial expert” under the applicable rules of the Securities and Exchange Commission. Mr. Mazzarella provides expertise on financial and brokerage matters.

Corporate Governance

Board Meetings

The Board of Directors held 12 regular meetings during 2014. Each incumbent director attended at least 75% of his or her Board of Directors meetings and all of his or her committee meetings.

Controlled Company

We are a “Controlled Company” as defined in Rule 5615(c)(1) of The Nasdaq Stock Market because the Estate of Muriel F. Siebert, our former Chairwoman, President and Chief Executive Officer, holds more than 50% of our voting power for the election of directors. As a “Controlled Company” we are not required to have a majority of our Board of Directors comprised of independent directors, a compensation committee comprised solely of independent directors or a nominating committee comprised solely of independent directors.

Audit Committee of the Board of Directors

The Audit Committee of our Board of Directors currently consists of Ms. Francy, Chairwoman, Ms. Hearn and Mr. Mazzarella. The Board of Directors has determined that Ms. Francy, Ms. Hearn and Mr. Mazzarella is each an “independent director” within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market and within the meaning of the applicable rules and regulations of the Securities and Exchange Commission. The Audit Committee held six meetings during 2014.

The Board of Directors has determined that Mr. Mazzarella qualifies as an “audit committee financial expert” under the applicable rules of the Securities and Exchange Commission.

The Audit Committee was established to (i) assist the Board of Directors in its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements and our auditor’s qualifications and independence, (ii) prepare the report of the Audit Committee contained herein, (iii) retain, consider the continued retention and terminate our independent auditors, (iv) approve audit and non-audit services performed by our independent auditors and (v) perform any other functions from time to time delegated by the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, which is available on the website of Muriel Siebert & Co., Inc. at https://www.siebertnet.com/html/StartAboutAuditCommittee.aspx.

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Ms. Macon, Chairwoman, Ms. Francy and Mr. Mazzarella. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers and directors. The Compensation Committee also administers our stock option and other employee benefit plans. The Compensation Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with The Nasdaq Stock Market’s independence requirements. The Compensation Committee held no meetings during 2014.

The Compensation Committee evaluates the performance of the Chief Executive Officer in terms of our operating results and financial performance and determines her compensation in connection therewith. For the 2014 fiscal year, the cash compensation paid to our Acting Chief Executive was $250,000.

In accordance with general practice in the securities industry, our executive compensation includes base salaries, an annual discretionary cash bonus, and stock options and other equity incentives that are intended to align the financial interests of our executives with the returns to our shareholders. The Compensation Committee determines compensation of our executive officers (other than the Chief Executive Officer) after carefully reviewing self-evaluations completed by the executive officers, each executive officer’s business responsibilities, current compensation, the recommendation of our Chief Executive Officer and our financial performance. We did not award any stock options or other equity incentives to our executive officers in 2014.

As part of its oversight of the Company’s executive compensation, the Compensation Committee considers the impact of the Company’s executive compensation, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. In addition, the Company reviews all of its compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. The review found that there were no excessive risks encouraged by the Company’s rewards programs and the rewards programs do not produce payments that have a material impact on the financial performance of the Company.

Nominating Committee of the Board of Directors

The Nominating Committee of the Board of Directors currently consists of Ms. Hearn, Chairwoman, Ms. Francy and Ms. Macon. The Nominating Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with The Nasdaq Stock Market’s independence requirements. The Nominating Committee did not meet in 2014.

The purpose of the Nominating Committee is to identify individuals qualified to become members of our Board of Directors and to recommend to the Board of Directors or the shareholders that such individuals be selected for directorship. In identifying and evaluating nominees for director, the Nominating Committee considers each candidate’s experience, integrity, background and skills as well as other qualities that the candidate may possess and factors that the candidate may be able to bring to the Board of Directors. We do not have a formal policy with regard to the consideration of diversity in identifying director nominees. However, the Board of Directors believes that it is essential that its members represent diverse viewpoints, with a broad array of experiences, professions, skills, geographic representation and backgrounds that, when considered as a group, provide a sufficient mix of perspectives to allow the Board of Directors to best fulfill its responsibilities to the long-term interests of our shareholders.

The Nominating Committee will consider shareholder nominees for election to our Board of Directors. In evaluating such nominees, the Nominating Committee will use the same selection criteria the Nominating Committee uses to evaluate other potential nominees.

Indemnification of Officers and Directors

We indemnify our executive officers and directors to the extent permitted by applicable law against liabilities incurred as a result of their service to us and against liabilities incurred as a result of their service as directors of other corporations when serving at our request. We have a director’s and officer’s liability insurance policy, underwritten by Illinois National Insurance Company, a member of the American International Group, Inc., in the annual aggregate amount of $10 million and a director’s and officer’s liability insurance policy, underwritten by XL Specialty Insurance Company, in the annual aggregate amount of $5 million. As to reimbursements by the insurer of our indemnification expenses, the policy has a $250,000 deductible; there is no deductible for covered liabilities of individual directors and officers.

Annual Shareholders Meeting Attendance Policy

It is the policy of our Board of Directors that all of our directors are strongly encouraged to attend each annual shareholders meeting. All of our directors attended the 2014 annual meeting of shareholders.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers applicable to our chief executive officer, chief financial officer, treasurer, controller, principal accounting officer, and any of our other employees performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is available on our website at https://www.siebertnet.com/get-started/about/siebert-financial-corp/governance

Board Leadership Structure and Board of Directors

Jane Macon is the Chairwoman of our Board of directors. The Board of Directors does not have a lead independent director. The Company believes this structure allows all of the directors to participate in the full range of the Board’s responsibilities with respect to its oversight of the Company’s management. The Board of Directors has determined that this leadership structure is appropriate given the size of the Company, the number of directors overseeing the Company and the Board of Directors’ oversight responsibilities.

The Board of Directors holds four to seven regular meetings each year to consider and address matters involving the Company. The Board of Directors also may hold special meetings to address matters arising between regular meetings. These meetings may take place in person or by telephone. The independent directors also regularly meet in executive sessions outside the presence of management. The Board of Directors has access to legal counsel for consultation concerning any issues that may occur during or between regularly scheduled Board meetings. As discussed above, the Board has established an Audit Committee, a Compensation Committee and a Nominating Committee to assist the Board in performing its oversight responsibilities.

The Board of Directors’ Role in Risk Oversight

Consistent with its responsibility for oversight of the Company, the Board of Directors, among other things, oversees risk management of the Company’s business affairs directly and through the committee structure that it has established. The principal risks associated with the Company are risks related to securities market volatility and the securities industry, lower price levels in the securities markets, intense competition in the brokerage industry, extensive government regulation, net capital requirements, customers’ failure to pay, investment banking activities, an increase in volume on our systems or other events which could cause them to malfunction, reliance on information processing and communications systems, continuing changes in technology, dependence on the ability to attract and retain key personnel, the ability of our principal shareholder to control many key decisions and there may be no public market for our common stock.

The Board of Directors’ role in the Company’s risk oversight process includes regular reports from senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risks. The full Board of Directors (or the appropriate committee) receives these reports from management to identify and discuss such risks.

The Board of Directors periodically reviews with management its strategies, techniques, policies and procedures designed to manage these risks. Under the overall supervision of the Board of Directors, management has implemented a variety of processes, procedures and controls to address these risks.

The Board of Directors requires management to report to the full Board of Directors on a variety of matters at regular meetings of the Board of Directors and on an as-needed basis, including the performance and operations of the Company and other matters relating to risk management. The Audit Committee also receives regular reports from the Company’s independent registered public accounting firm on internal control and financial reporting matters. These reviews are conducted in conjunction with the Board of Directors’ risk oversight function and enable the Board of Directors to review and assess any material risks facing the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These executive officers, directors and shareholders are required by the Securities and Exchange Commission to furnish us with copies of all forms they file pursuant to Section 16(a).

No forms were filed under Section 16(a) or were furnished to us during fiscal 2014. Based solely upon this review, we believe that during fiscal 2014 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, during the years ended December 31, 2014 and 2013, the annual compensation paid to or earned by (1) our former Chief Executive Officer, (2) Acting Chief Executive Officer and (3) each of the four most highly compensated individuals who served as our executive officers in 2013 (collectively, the “Named Executive Officers”).

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suzanne Shank (2)	2014	250,000	—	—	—	—	—	—	250,000
Acting Chief Executive Officer	2013	52,000	—	—	—	—	—	—	52,000

Joseph M. Ramos, Jr.(3) (4)	2014	385,000	100,000	—	—	—	—	—	485,000
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2013	285,000	—	—	—	—	—	—	285,000

(1)	Represents the dollar amount recognized for financial statement reporting in accordance with ASC Topic 718.

(2)	Ms. Shank was named Active Chief Executive Officer effective September 16, 2013 at a salary of $250,000 annually. Ms. Shank has resigned from her position as Acting Chief Executive Officer of Siebert Financial Corporation effective as of February 27, 2015.

(3)	Mr. Ramos also serves as Chief Financial Officer of Siebert, Brandford, Shank & Co., L.L.C. and is separately compensated by Siebert Brandford Shank for such services.

(4)	Mr. Ramos was named to the additional position of Chief Operating Officer effective June 17, 2013.

Grants of Plan-Based Awards

Our Compensation Committee did not approve grants of options to purchase our common stock or other equity awards under our 2007 Long-Term Incentive Plan to any of our Named Executive Officers in 2014.

Outstanding Equity Awards at December 31, 2014

The following table sets forth the outstanding equity award holdings of our Named Executive Officers at December 31, 2014:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Suzanne Shank	—	—	—	—	—	—	—	—	—

Joseph M. Ramos, Jr.	25,000	—	—	2.75	8/17/16	—	—	—	—

Termination of Employment and Change-in-Control Arrangements

Employment Agreements.

We are not a party to an employment agreement with any Named Executive Officer. All of our Named Executive Officers are employees at will.

Option Agreements.

The Option Agreements we entered into with our Named Executive Officers provide that in the event of a Change in Control (as defined below) of our Company, the options shall immediately become fully exercisable. A Change in Control means the occurrence of (i) any consolidation or merger in which we are not the continuing or surviving entity or pursuant to which shares of our common stock are converted into cash, securities or other property, other than a consolidation or merger in which the holders of our common stock immediately prior to such consolidation or merger own not less than 50% of the total voting power of the surviving entity immediately after the consolidation or merger, (ii) any sale, lease, exchange or other transfer of all or substantially all of our assets, (iii) the approval by our shareholders of any plan or proposal for our complete liquidation or dissolution or (iv) any person or entity becoming the owner of 50% or more of our common stock. All options to purchase our common stock issued to Mr. Ramos have vested and are fully exercisable.

Compensation of Directors

In September 2013, our non-employee directors fees were increased annually to $60,000 from $40,000 for service on our Board of Directors. We do not compensate our employees or employees of our subsidiaries for service as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Patricia L. Francy(1)	60,000	—	—	—	—	—	60,000
Nancy Peterson Hearn(2)	60,000	—	—	—	—	—	60,000
Jane H. Macon(3)	60,000	—	—	—	—	—	60,000
Robert P. Mazzarella(4)	60,000	—	—	—	—	—	60,000

(1)	Ms. Francy is the Chairwoman of the Audit Committee.

(2)	Ms. Hearn is the Chairwoman of the Nominating Committee.

(3)	Ms. Macon is the Chairwoman of the Board and Compensation Committee.

(4)	Mr. Mazzarella is the Audit Committee Financial Expert.

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2014. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the Public Company Accounting Oversight Board (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board (United States) regarding “Communication with Audit Committees concerning Independence” and has discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence.

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ended December 31, 2014 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Audit Committee,

Patricia L. Francy, Chairwoman

Nancy Peterson Hearn

Robert P. Mazzarella

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our common stock as of May 6, 2015. The information includes beneficial ownership by each of our directors, the persons named in the Summary Compensation Table, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our common stock. To our knowledge, each person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such person. No persons or groups filed statements with the Securities and Exchange Commission during 2014 disclosing that they held more than 5% of our common stock.

Name of Beneficial Owner(1)	Shares of Common Stock		Percent of Class
The Estate of Muriel F. Siebert	19,878,700		89.9%
Suzanne Shank	36,000		*
Joseph M. Ramos, Jr.	25,000	(2)	*
Patricia L. Francy	61,000	(3)	*
Nancy Peterson Hearn	60,000	(2)	*
Jane H. Macon	61,000	(3)	*
Robert P. Mazzarella	60,000	(2)	*
Directors and current executive officers as a group (6 persons)	267,000	(4)	1.2%

*	Less than 1%

(1)	The address for each person named in the table is c/o Siebert Financial Corp., 885 Third Avenue, Suite 3100, New York, New York 10022.

(2)	Represents options to purchase shares of our common stock which are currently exercisable.

(3)	Includes options to purchase 60,000 shares of our common stock which are currently exercisable.

(4)	Includes options to purchase an aggregate of 265,000 shares of our common stock described above which are currently exercisable.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

As set forth in our Amended and Restated Audit Committee Charter, the Audit Committee is responsible for reviewing and approving all related party transactions.

Our Code of Ethics for Senior Financial Officers, applicable to our chief executive officer, chief financial officer, controller, treasurer, principal accounting officer and other employees performing similar functions, provides that our Senior Financial Officers should endeavor to avoid any actual or potential conflict of interest between their personal and professional relationships and requires them to promptly report and disclose all material facts relating to any such relationships or financial interests which give rise, directly or indirectly, to an actual or potential conflict of interest to the Audit Committee. The Code of Ethics also provides that no Senior Financial Officer should knowingly become involved in any actual or potential conflict of interest without the relationship or financial interest having been approved by the Audit Committee. Our Code of Ethics does not specify the standards that the Audit Committee would apply to a request for a waiver of this policy.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

EisnerAmper LLP currently serves as our independent registered public accounting firm.

Audit Fees

Our Audit Committee has determined that the services described below that were rendered by EisnerAmper LLP are compatible with the maintenance of EisnerAmper LLP’s independence from our management.

Audit Fees

The aggregate fees billed by EisnerAmper LLP for professional services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements were $212,000 for the year ended December 31, 2014 and $206,000 for the year ended December 31, 2013.

Audit-Related Fees

EisnerAmper LLP did not perform any audit-related services during the years ended December 31, 2014 and December 31, 2013.

Tax Fees

EisnerAmper LLP billed aggregate fees of $50,000 during each the years ended December 31, 2014 and December 31, 2013 for tax compliance services.

All Other Fees. The aggregate fees billed by EisnerAmper LLP during the years ended December 31, 2014 and December 31, 2013 for other products and services totaled $0 and $22,000 for each year, respectively. Other fees during the year ended December 31, 2013 related to the audit of our 401(k) Plan.

Pre-Approval Policy

The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairwoman of the Audit Committee to approve such audit services and permissible non-audit services, provided the Chairwoman informs the Audit Committee of such approval at the next regularly scheduled meeting. All “Audit Fees”, “Tax Fees” and “All Other Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

SIEBERT FINANCIAL CORP.

By:	/s/ Joseph M. Ramos, Jr.
Joseph M. Ramos, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (principal executive, financial and accounting officer)

Date:	May 15, 2015

EXHIBIT INDEX

Exhibit No.	Description Of Document

31.1	Certification of Joseph M. Ramos, Jr. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

- 14 -