Form 10-Q
period 2015-03-31
SIEBERT FINANCIAL CORP
filed 2015-05-15
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 2, 2015, there were 22,085,126 shares of Common Stock, par value $.01 per share outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Financial Condition

	March 31,
	2015
	(unaudited)	December 31, 2014

ASSETS
Cash and cash equivalents	$5,573,000	$6,749,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	686,000	788,000
Receivable from business sold to affiliate net of unamortized discount of $1,087,000 and 1,143,000	1,913,000	1,857,000
Securities owned, at fair value	518,000	488,000
Furniture, equipment and leasehold improvements, net	558,000	609,000
Investment in and advances to affiliate	7,233,000	7,979,000
Prepaid expenses and other assets	723,000	718,000
Intangibles, net	6,000	8,000
	$18,742,000	$20,728,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:

Accounts payable and accrued liabilities	$1,724,000	$2,176,000

Contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, and 22,085,126 shares outstanding at March 31, 2015 and December 31, 2014	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	2,056,000	3,590,000
Less: 1,126,720 shares of treasury stock, at cost at March 31, 2015 and December 31, 2014	(4,760,000)	(4,760,000)
	17,018,000	18,552,000

	$18,742,000	$20,728,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Commissions and fees	$2,377,000	$2,980,000
Investment banking	8,000	435,000
Trading profits	169,000	289,000
Interest and dividends	14,000	14,000
	2,568,000	3,718,000

Expenses:
Employee compensation and benefits	1,422,000	1,951,000
Clearing fees, including floor brokerage	401,000	522,000
Professional fees	759,000	763,000
Advertising and promotion	64,000	70,000
Communications	159,000	270,000
Occupancy	203,000	243,000
Other general and administrative	406,000	597,000
	3,414,000	4,416,000

Income (loss) from equity investee, including, in 2015, interest on receivable of $56,000	(688,000)	726,000

Net income (loss)	$(1,534,000)	$28,000

Net income (loss) per share of common stock -
Basic and Diluted	$(0.07)	$0.00
Weighted average shares outstanding -
Basic	22,085,126	22,085,126
Diluted	22,085,126	22,087,585

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities:

Net (loss) income	$(1,534,000)	$28,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	70,000	82,000
Loss (income) from equity investees	744,000	(726,000)
Interest accrued on receivable from business sold to affiliate	(56,000)
Changes in:
Securities owned, at fair value	(30,000)	29,000
Receivable from affiliate
Receivable from brokers	102,000	335,000
Prepaid expenses and other assets	(5,000)	(4,000)
Accounts payable and accrued liabilities	(452,000)	(807,000)

Net cash used in operating activities	(1,161,000)	(1,063,000)

Cash Flows From Investing Activities:

Purchase of furniture, equipment and leasehold improvements	(17,000)	(39,000)
Collection (payment) of advances made to equity investee	2,000	(132,000)

Net cash used in investing activities	(15,000)	(171,000)

Net decrease in cash and cash equivalents	(1,176,000)	(1,234,000)
Cash and cash equivalents - beginning of year	6,749,000	15,424,000

Cash and cash equivalents - end of year	$5,573,000	$14,190,000
Supplemental Cash Flow Disclosures:

Cash for:
Income taxes paid	15,000	11,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

1.	Business and Basis of Presentation:

Siebert Financial Corp. (the “Company”) is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“Siebert”), a Delaware corporation. Siebert’s principal activity is providing online and traditional discount brokerage and related services to retail investors. In addition, in 2014 the Company began business as a registered investment advisor through a wholly-owned subsidiary, Siebert Investment Advisors, Inc. (“SIA”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Siebert, Women’s Financial Network, Inc. (“WFN”) and SIA. All material intercompany balances and transactions have been eliminated. Investment in Siebert Brandford Shank Financial, L.L.C. (“SBSF”) in which the Company has a 49% membership interest is accounted for by the equity method.

On November 4, 2014, the Company, which held a 49% membership interest in, and the other members of, Siebert Brandford Shank & Co., LLC (“SBS”), contributed their SBS membership interests into SBSF, a newly formed Delaware limited liability company, in exchange for the same percentage interests in SBSF. On the same day, the Company entered into an Asset Purchase Agreement (the “SCM Purchase Agreement”) with SBS and SBSF, pursuant to which the Company sold substantially all of the Siebert Capital Markets Group (“SCM”) assets to SBSF. Pursuant to the SCM Purchase Agreement, SBSF assumed post-closing liabilities relating to the transferred business.

The SCM Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by SBS. The amount payable to the Company on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021.

Transferred assets of SCM, consisted of customer accounts and goodwill, which had no carrying value to the Company, and the Company recorded a gain on sale of $1,820,000 in the fourth quarter of 2014, which reflected the fair value of the purchase obligation. Such fair value was based on the present value of estimated annual installments to be received during 2016 through 2020 from forecasted net income of the transferred business plus a final settlement in 2021, discounted at 11.5% (representing SBS’s weighted average cost of capital).

The discount recorded for the purchase obligation is being amortized as interest income using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received. Such effective yield will be adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the period from January 1, 2015 to March 31, 2015 amounted to approximately $56,000 based on a yield of approximately 12%. As a result of the Company’s continuing involvement in the capital markets business through its 49% ownership in SBSF, results of operations of the capital market business were not reflected as discontinued operations.

In 2014, we began business as a registered investment advisor through our wholly-owned subsidiary. SIA is a boutique investment firm that extends our ability to meet our customer’s investment needs. SIA offers advice to clients regarding asset allocation and the selection of investments. Our investment management services include the design, implementation, and continued monitoring of client accounts on a discretionary or non-discretionary basis.

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2014 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Because of the nature of the Company’s business, the results of operations for the three months ended March 31, 2015 are not necessarily indicative of operating results for the full year.

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

The classification of financial instruments valued at fair value as of March 31, 2015, is as follows:

Financial Instruments	Level 1

Cash equivalents	$6,746,000
Securities	518,000
$7,264,000

Cash equivalents primarily represent investments in money market funds. Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange.

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. For the three months ended March 31, 2015, basic and diluted loss per common shares are the same as the effect of stock options is anti-dilutive. Basic and diluted net income per common share for the three months ended March 31, 2014 are the same, as the effect of stock options dilution is immaterial. For the three months ended March 31, 2014, shares underlying stock options included in the diluted computation amounted to 25,000 (out of 290,000 outstanding stock options) and using the treasury stock method resulted in an extra 2,459 weighted average shares for the diluted calculation. For the three months ended March 31, 2015, shares underlying stock options not included in the diluted computation amounted to 265,000.

5.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of March 31, 2015, Siebert had net capital of approximately $4,608,000 as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under section 15c3-3(k)(2)(ii).

6.	Revenue:

Commission revenues and related clearing expenses are recorded on a trade-date basis. Fees, consisting principally of revenue participation with the Company’s clearing broker in distribution fees, and interest are recorded as earned.

Investment banking revenue includes gains and fees, net of syndicate expenses, arising from underwriting syndicates in which the Company participates. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date and underwriting fees at the time underwriting is completed and the income is reasonably determined.

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

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Under this program, shares are purchased from time to time, at management’s discretion, in the open market and in private transactions. The Company did not purchase any shares during the three months ended March 31, 2015.

There were no stock option transactions during the three months ended March 31, 2015. At March 31, 2015, there were 265,000 outstanding options at a weighted average exercise price of $3.02, which were fully vested and exercisable. As of March 31, 2015, there were no unrecognized compensation costs.

8.	Investment in and advances to affiliates:

Siebert, Brandford, Shank Financial., L.L.C. (“SBSF”)

Siebert and two individuals (the “Principals”) formed SBS, a wholly-owned subsidiary of its holding company parent SBSF, to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert see Note 1 for a discussion at the contribution of the SBS equity interests into SBSF in connection with the sale by the Company of its SCM assets in November 2014. The agreement with the principals provide that profits will be shared 51% to the principals and 49% to Siebert. Income or loss from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

Summarized financial data of SBSF and SBS is set forth below.

	SBSF	SBS
	March 31,	March 31,
	2015	2014
Total assets, including secured demand note of $1,200,000 due from Siebert	$26,480,000
Total liabilities, including subordinated liabilities of $1,200,000 due to Siebert	11,972,000
Total members’ capital	14,508,000
Regulatory minimum net capital requirement	250,000
Total revenues	4,049,000	7,735,000
Net (loss) Income	(1,521,000)	1,481,000

Siebert charged SBS $25,000 during the three months ended March 31, 2015 and 2014, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of SBSF’s consolidated net loss for the three months ended March 31, 2015 amounted to $688,000 net of interest income on the receivable of $56,000 from the SCM sale to SBS. Siebert’s share of SBS’ net income for the three months ended March 31, 2014 amounted to $726,000.

Siebert made a $14,000 advance, net of collection, to SBS during the three months ended March 31, 2015. Siebert received a $16,000 distribution from SBSF during the three months ended March 31, 2015 and Siebert’s share of undistributed earnings from SBSF amounted to $6.7 million at March 31, 2015. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBSF’s available cash, the provisions of the agreement between Siebert and the principals and SBSF’s continued compliance with its regulatory net capital requirements.

SBS Financial Products Company, LLC (“SBSFPC”)

Pursuant to the terms of an Operating Agreement, the Company and each of the Principals owned a 33.33% interest in SBSFPC which engaged in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that income/(loss) be shared 66.66% by the Principals and 33.33% by the Company. For the three months ended March 31, 2014, SBSFPC had nominal activity and ceased operations in December 2014.

9.	Contingencies and Commitments:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months ended March 31, 2015 and 2014.

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

No tax benefit has been recognized for the loss in the three month period ended March 31, 2015 period as the Company has fully offset the related deferred tax asset for the loss carry forward by a valuation allowance due to cumulative losses incurred by the Company and its subsidiaries during the prior three years. There is no provision for income taxes on income in the 2014 period as the Company had available net operating loss carry forwards (which had been fully reserved) to offset such income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, and our unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The recent financial crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. SBS had a loss in the current period of approximately $1,519,000. This resulted in a loss to the Company of $688,000 which includes interest on the receivable of 56,000 from the SCM sale to our affiliate for the current three month period. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of and for the three months ended March 31, 2015 and 2014, respectively, which we use in evaluating our business.

	For the Three Months ended March 31,
Retail Customer Activity:	2015	2014
Total retail trades:	68,542	80,782
Average commission per retail trade:	$21.41	$20.16

Retail customer balances:
Retail customer net worth (in billions):	7.3	$7.3
Retail customer money market fund value (in billions):	.9	$1.0
Retail customer margin debit balances (in millions):	234.0	$240.0
Retail customer accounts with positions:	32,483	34,871

Description:

●	Total retail trades represent retail trades that generate commissions.

●	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

●	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions.

●	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.
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

Recent Developments

On November 4, 2014, the Company, which held a 49% membership interest in, and the other members of, Siebert Brandford Shank & Co., LLC (“SBS”), contributed their SBS membership interests into a newly formed Delaware limited liability company, Siebert Brandford Shank Financial, L.L.C. (“SBSF”), in exchange for the same percentage interests in SBSF. On the same day, the Company entered into an Asset Purchase Agreement (the “ SCM Purchase Agreement”) with SBS and SBSF, pursuant to which the Company sold substantially all of the assets relating to the Company’s capital markets business to SBSF. Pursuant to the SCM Purchase Agreement, SBSF assumed post-closing liabilities relating to the transferred business.

The SCM Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by SBS. The amount payable to the Company on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021.

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

The discount recorded for the purchase obligation will be amortized as interest income using an effective yield, initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the period ended March 31, 2015 amounted to approximately $56,000 based on a yield of approximately 12%.

As a result of the Company’s continuing involvement in the capital markets business through its 49% ownership in SBSF, results of operations of the capital markets business and the gain on sale were not reflected as discontinued operations in the accompanying statement of operations.

On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. The Company did not purchase shares in the first quarter of 2015.

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

Results of Operations

We had a net loss of $1,534,000 and a net gain of $28,000 for the three months ended March 31, 2015 and 2014, respectively.

Total revenues for the three months ended March 31, 2015 were $2.6 million, a decrease of $1.2 million or 30.9% from the same corresponding period in 2014.

Commission and fee income for the three months ended March 31, 2015 was $2.4 million, a decrease of $603,000 or 20.2% from the same corresponding period in 2014. Pursuant to the SCM Purchase Agreement and the closing of our rebate recapture business on September 30, 2014, commissions were lower for the first quarter 2015.

Investment banking revenues for the three months ended March 31, 2015 were $8,000, a decrease of $427,000 or 98.2% from the same corresponding period in 2014. On November 4, 2014 the Company sold its Capital Market Division assets to SBSF pursuant to the SCM Purchase Agreement. See Recent Developments.

Trading profits were $169,000 for the three months ended March 31, 2015, a decrease of $120,000 or 41.5% from the same corresponding period in 2014 due to an overall decrease in customer trading volume in the debt markets.

Total expenses for the three months ended March 31, 2015 were $3.4 million, a decrease of $1.0 million or 22.7% from the same corresponding period in 2014.

Employee compensation and benefit costs for the three months ended March 31, 2015 was $1.4 million, a decrease of $529,000 or 27.1% from the same corresponding period in 2014. Pursuant to the SCM Purchase Agreement, headcount was lower as were bonuses and commissions in the first quarter of 2015.

Clearing and floor brokerage costs for the three months ended March 31, 2015 were $401,000, a decrease of $121,000 or 23.2% from the same corresponding period in 2014 primarily due to lower retail customer trading volumes.

Professional fees were $759,000 for the three months ended March 31, 2015, a decrease of $4,000, or 0.5% from the same corresponding period in 2014 primarily due to a decrease consulting fees in our commission recapture business as a result of closing down on September 30, 2014.

Advertising and promotion expenses for the three months ended March 31, 2015 were $64,000, a decrease of $6,000 or 8.6% from the same corresponding period in 2014 due to a decrease in online advertising.

Communications expense for the three months ended March 31, 2015 was $159,000, a decrease of $111,000 or 41.1% from the same corresponding period in 2014 primarily due to savings in communication and line charges with our new phone vendor. In addition, we reduced our Bloomberg access as a result of lower headcount pursuant to the SCM Purchase Agreement with SBS and SBSF.

Occupancy costs for the three months ended March 31, 2015 were $203,000, a decrease of $40,000 or 16.5% from the same corresponding period in 2014 due to our Palm Beach branch closing in March 31, 2014.

Other general and administrative expenses were $406,000, a decrease of $191,000 or 32.0% from the same corresponding period in 2014 due to a decrease in travel, entertainment, transportation and subscriptions due to lower headcount pursuant to the SCM Purchase Agreement with SBS and SBSF. In addition, our move to the 31st floor in January of 2014 resulted in one time increases in postage, supplies, and printing.

The loss from Siebert’s equity investment in SBSF for the three months ended March 31, 2015 was $688,000, which includes interest on the receivable of 56,000 from the SCM sale to SBS compared to a gain of $726,000 from the same corresponding period in 2014 due to SBS participating in less municipal bond offerings as senior- and co-manager.

No tax benefit related to the pre-tax loss was recorded for the three months ended March 31, 2015 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets. There is no provision for income taxes for the three months ended March 31, 2014 because the Company utilized its net operating loss carry forward for which no benefit was previously recognized.

Liquidity and Capital Resources

Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at March 31, 2015 were $18.7 million. As of that date, $5.6 million, or 29.7%, of our total assets were regarded by us as highly liquid.

Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2015, Siebert’s regulatory net capital was $4.6 million, $4.35 million in excess of its minimum capital requirement of $250,000.

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company did not purchase shares in the first quarter of 2015.

Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of March 31, 2015. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2015 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions as of March 31, 2015.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding timely disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions.

We did not purchase shares in the first quarter of 2015.

A summary of our repurchase activity for the three months ended March 31, 2015 is as follows:

Issuer Purchases Of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
January 2015			129,137	170,863
February 2015			129,137	170,863
March 2015			129,137	170,863
Total			129,137	170,863

All of the purchases were made in open market transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Joseph M. Ramos, Jr.
Joseph M. Ramos, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal executive, financial and accounting officer)

Dated: May 15, 2015

Item 6. Exhibits

31.1	Certification of Joseph M. Ramos, Jr pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph M. Ramos, Jr of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

