Form 10-Q
period 2015-06-30
SIEBERT FINANCIAL CORP
filed 2015-08-14
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________

Commission file number	0-5703

Siebert Financial Corp.

(Exact Name of Registrant as Specified in its Charter)(Zip Code)

New York	11-1796714

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 3, 2015, there were 22,085,126 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Financial Condition

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Cash and cash equivalents	$4,550,000	$6,749,000
Cash equivalents – restricted	1,532,000	1,532,000
Receivable from brokers	742,000	788,000
Securities owned, at fair value	498,000	488,000
Furniture, equipment and leasehold improvements, net	494,000	609,000
Investment in and advances to affiliate	8,132,000	7,979,000
Receivable from business sold to affiliate net of unamortized discount of $1,029,000 and $1,143,000	1,971,000	1,857,000
Prepaid expenses and other assets	602,000	718,000
Intangibles, net	3,000	8,000
	$18,524,000	$20,728,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$1,913,000	$2,176,000

Contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, and 22,085,126 shares outstanding at June 30, 2015 and December 31, 2014	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	1,649,000	3,590,000
Less: 1,126,720 shares of treasury stock, at cost at June 30, 2015 and December 31, 2014	(4,760,000)	(4,760,000)
	16,611,000	18,552,000

	$18,524,000	$20,728,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Commissions and fees	$1,918,000	$2,637,000	$4,295,000	$5,617,000
Investment banking	11,000	710,000	19,000	1,145,000
Trading profits	102,000	343,000	271,000	632,000
Interest and dividends	15,000	15,000	29,000	29,000
	2,046,000	3,705,000	4,614,000	7,423,000

Expenses:
Employee compensation and benefits	1,289,000	1,982,000	2,711,000	3,933,000
Clearing fees, including floor brokerage	284,000	453,000	685,000	975,000
Professional fees	1,029,000	1,572,000	1,788,000	2,335,000
Loss related to arbitration settlement		4,300,000		4,300,000
Advertising and promotion	57,000	52,000	121,000	122,000
Communications	163,000	252,000	322,000	522,000
Occupancy	203,000	209,000	406,000	452,000
Other general and administrative	473,000	630,000	879,000	1,227,000
	3,498,000	9,450,000	6,912,000	13,866,000
Income/(loss) from equity investee	1,045,000	(332,000)	357,000	394,000
Including in 2015, interest income on receivable of $58,000 (three months) and $114,000 (six months)
Net loss	$(407,000)	$(6,077,000)	$(1,941,000)	$(6,049,000)

Net loss per share of common stock - Basic and Diluted	$(.02)	$(.28)	$(.09)	$(.27)
Weighted average shares outstanding - Basic and Diluted	22,085,126	22,085,126	22,085,126	22,085,126

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,941,000)	$(6,049,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,000	180,000
Income from equity investee	(243,000)	(394,000)
Distribution from equity investee	86,000	9,000
Interest accrued on receivable from equity investee	(114,000)	—
Changes in:
Securities owned, at fair value	(10,000)	12,000
Receivable from brokers	46,000	(23,000)
Prepaid expenses and other assets	116,000	77,000
Accounts payable and accrued liabilities	(263,000)	4,677,000
Net cash used in operating activities	(2,182,000)	(1,511,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(21,000)	(96,000)
Collection/Payment, net of advances made to equity investees	4,000	(12,000)
Net cash used in investing activities	(17,000)	(108,000)

Net decrease in cash and cash equivalents	(2,199,000)	(1,619,000)
Cash and cash equivalents - beginning of period	6,749,000	15,424,000

Cash and cash equivalents - end of period	$4,550,000	$13,805,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	$16,000	$40,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2015 and 2014
(Unaudited)

1.	Business and Basis of Presentation:

Siebert Financial Corp. (the “Company”) is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“Siebert”), a Delaware corporation. Siebert’s principal activity is providing online and traditional brokerage and related services to retail investors. In addition, in 2014 the Company began business as a registered investment advisor through a wholly-owned subsidiary, Siebert Investment Advisors, Inc. (“SIA”). SIA offers advice to clients regarding asset allocation and the selection of investments.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Siebert, Women’s Financial Network, Inc. (“WFN”) and SIA. All material intercompany balances and transactions have been eliminated. Investment in Siebert Brandford Shank Financial, L.L.C. (“SBSF”) in which the Company has a 49% membership interest is accounted for by the equity method.

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2014 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Because of the nature of the Company’s business, the results of operations for the six months ended June 30, 2015 are not necessarily indicative of operating results for the full year.

2.	Sale of Capital Markets Group Business:

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

The discount recorded for the purchase obligation is being amortized as interest income using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received. Such yield will be adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the three and six months periods ended June 30, 2015 amounted to approximately $58,000 and $114,000, respectively based on a yield of approximately 12%. As a result of the Company’s continuing involvement in the capital markets business through its 49% ownership in SBSF, results of operations of the capital market business were not reflected as discontinued operations in the accompanying financial statements.

3.	Securities:

Securities owned are carried at fair value with realized and unrealized gains and losses reflected in trading profits. Siebert clears all its security transactions through unaffiliated clearing firms on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by the clearing firms.

4.	Fair Value of Financial Instruments:

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

The classification of financial instruments valued at fair value as of June 30, 2015, as follows:

Financial Instruments	Level 1
Cash equivalents	$5,760,000
Securities	498,000
$6,258,000

Cash equivalents primarily represent investments in money market funds. Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange.

5.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for the three and six months ended both June 30, 2015 and June 30, 2014. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares underlying stock options not included in the diluted computation amounted to 265,000 in 2015 and 2014.

6.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of June 30, 2015, Siebert had net capital of approximately $3,472,000 as compared with net capital requirements of $250,000. Siebert claims exemptions from the reserve requirement under section 15c3-3(k)(2)(ii).

7.	Revenue:

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

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

8.	Capital Transactions:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. The Company did not purchase any shares during the three and six months ended June 30, 2015.

At June 30, 2015, there are 265,000 outstanding options at a weighted average exercise price of $3.02, which were fully vested and exercisable. As of June 30, 2015, there were no unrecognized compensation costs.

9.	Investment in and advances to affiliate

Siebert, Brandford, Shank Financial., L.L.C. (“SBSF”)

Siebert and two individuals (the “Principals”) formed SBS, a wholly-owned subsidiary of SBSF, to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert (See note 2). The agreement with the principals provides that profits will be allocated 51% to the Principals and 49% to Siebert. Income or loss from SBS is considered to be integral to Siebert’s operations and material to the results of operations.

Summarized financial data of SBSF and SBS is set forth below.

	SBSF	SBS
	June 30, 2015	June 30, 2014
Total assets, including secured demand note of $1,200,000 due from Siebert	$32,104,000
Total liabilities, including purchase obligation of $1,971,000, advance payable of $100,000, and subordinated liabilities of $1,200,000 due to Siebert	15,724,000
Total members’ capital	16,380,000
Regulatory minimum net capital requirement	250,000
Six months ended:
Total revenues	$13,969,000	$12,384,000
Net income (loss)	495,000	810,000
Three months ended:
Total revenues	9,919,000	4,649,000
Net income (loss)	2,014,000	(671,000)

Siebert charged SBS $50,000 for each of the six months ended June 30, 2015 and 2014, and $25,000 for each of the three months ended June 30, 2015 and 2014, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of SBSF’s consolidated net income for the three and six months ended June 30, 2015, respectively amounted to $1,045,000, net of interest income from the receivable from the SCM sale to SBSF of $58,000, and $357,000, net of interest income from the receivable from the SCM sale to SBSF of $114,000. Siebert’s share of SBS’s net loss for the three months ended June 30 2014 amounted to $332,000 and its share of SBS’s net income for the six months ended June 30, 2014 amounted to $354,000.

Siebert made a collections of $361,000, net of $357,000 of advances to SBS, during the six months ended June 30, 2015. Siebert received a distribution from SBSF of $86,000 during the six months ended June 30, 2015, and Siebert’s share of undistributed earnings of SBSF amounted to $7.6 million at June 30, 2015. Such amount may not be immediately available for distribution to Siebert for various reasons including the amount of SBS’s available cash, the provisions of the agreement among Siebert and the Principals and SBS’s continued compliance with its regulatory net capital requirements.

SBS Financial Products Company, LLC (“SBSFPC”)

Pursuant to the terms of an Operating Agreement, Siebert and each of the Principals owned a 33.33% interest in SBSFPC which engaged in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that income/(loss) be shared 66.66% by the Principals and 33.33% by Financial. For the three and six months ended June 30, 2014, SBSFPC had nominal activity and ceased operations in December 2014.

10.	Contingencies and Commitments:

In July 2014, the Company entered into a settlement agreement with respect to a dispute with a former employee, which arose in a prior year. Pursuant to the settlement, the Company paid $4,300,000 to the former employee, and all claims and counterclaims have been dismissed and released. The accompanying financial statements for the three and six months ended June 30, 2014 reflect a charge and related liability to give effect to the settlement.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the six months ended June 30, 2015 and 2014.

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

11.	Income Taxes:

No tax benefit has been recognized for the loss in the 2015 and 2014 periods as the Company has provided a valuation allowance to fully offset the related deferred tax asset for the loss carryforward as realization of such asset is not considered more likely than not due to cumulative losses incurred by the Company and its subsidiaries during the prior three years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, and the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The stock market has improved in the six months ended June 30, 2015, however our revenue has not improved during this period. Our affiliate, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”) had income for the current six months period of approximately $495,000. This resulted in income to the Company of $357,000 net of interest income on the receivable from the Siebert Capital Markets division sale to SBS of $114,000 for the current six month period. Our expenses in 2014 include the costs and loss related to an arbitration proceeding commenced by a former employee following the termination of his employment which was settled in July 2014. The costs of defense, which are included as professional expenses during 2014 and related loss on settlement accrued for the three and six month periods ended June 30, 2014, adversely affected the Company’s result of operations in 2014. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics as of June 30, 2015 and 2014 and for the three and six months ended June 30, 2015 and 2014, respectively, which we use in evaluating our business.

	For the Three Months ended June 30,		For the Six Months ended June 30,
Retail Customer Activity:	2015	2014	2015	2014

Total retail trades:	59,852	67,102	128,394	147,884

Average commission per retail trade:	$18.68	$19.64	$20.14	$19.93

	As of June 30,
	2015	2014
Retail customer balances:
Retail customer net worth (in billions):	$7.2	$7.5
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in millions):	264.1	$251.3
Retail customer accounts with positions:	32,038	34,360

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debits balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

The discount recorded for the purchase obligation will be amortized as interest income using an effective yield, initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the period ended June 30, 2015 amounted to approximately $114,000 based on a yield of approximately 12%.

As a result of the Company’s continuing involvement in the capital markets business through its 49% ownership in SBSF, results of operations of the capital markets business and the gain on sale were not reflected as discontinued operations in the accompanying statement of operations.

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. During the six months ended June 30, 2015, the Company did not purchase any shares.

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

Results of Operations

We had a net loss of $407,000 and $1,941,000 for the three months and six months ended June 30, 2015, respectively.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Total revenues for the three months ended June 30, 2015 were $2.0 million, a decrease of $1,659,000 or 44.8% from the same period in 2014.

Commission and fee income for the three months ended June 30, 2015 was $1.9 million, a decrease of $719,000 or 27.3% from the same period in 2014, primarily due to a decrease in retail customer trading and ticket average, commission recapture business, institutional participation, and debt market opportunities offset by an increase in margin debit rebates as a result of higher margin debit balances. The two events that caused these decreases in institutional participation were the Siebert Capital Markets division sale to our affiliate on November 4, 2014 and our commission recapture business closing down operations on September 30, 2014.

Investment banking revenues for the three months ended June 30, 2015 were $11,000, a decrease of $699,000 or 98.5% from the same period in 2014 due to our Siebert Capital Markets division sale to our affiliate on November 04, 2014.

Trading profits were $102,000 for the three months ended June 30, 2015, a decrease of $241,000 or 70.3% from the same period in 2014 due to an overall decrease in trading volume primarily in the debt markets.

Interest and dividends for the three months ended June 30, 2015 and June 30, 2014 were $15,000.

Total expenses for the three months ended June 30, 2015 were $3.5 million, a decrease of $6.0 million or 63.0% from the same period in 2014.

Employee compensation and benefit costs for the three months ended June 30, 2015 were $1.3 million, a decrease $693,000 or 35.0% from the same period in 2014 due to a decrease in commissions and bonus based on production in the capital markets due to our Siebert Capital Markets division sale to our affiliate on November 4, 2014. In addition, savings resulted from a lower headcount in 2015.

Clearing and floor brokerage costs for the three months ended June 30, 2015 were $284,000, a decrease of $169,000 or 37.3% from the same period in 2014 primarily due to lower retail customer trading volumes, as well as our commission recapture business closing down operations on September 30, 2014.

Professional fees for the three months ended June 30, 2015, were $1.0 million, a decrease of $543,000 or 34.5% from the same period in 2014 primarily due to decreases in legal fees relating to a dispute with a former employee settled in July 2014.

Loss related to arbitration settlement with a former employee for the three months ended June 30, 2014 amounted to $4.3 million.

Advertising and promotion expenses for the three months ended June 30, 2015 were $57,000, an increase of $5,000 or 9.6% from the same period in 2014 due to an increase in online advertising.

Communications expense for the three months ended June 30, 2015, was $163,000, a decrease of $89,000 or 35.3% from the same period in 2014 primarily due to savings from a lower headcount in 2015 due to our Siebert Capital Markets division sale to our affiliate on November 04, 2014.

Occupancy costs for the three months ended June 30, 2015 were $203,000, a decrease of $6,000 or 2.9% from the same period in 2014 due to the closing of our West Palm Beach office effective March 31, 2014.

Other general and administrative expenses for the three months ended June 30, 2015 were $473,000, a decrease of $157,000 or 24.9% from the same period in 2014 due to a decrease in depreciation, travel and entertainment, and transportation offset by an increase in D&O insurance and office expenses.

Income from Siebert’s equity investment in SBSF (an entity in which Siebert holds a 49% equity interest), for the three months ended June 30, 2015, was $1.0 million which includes interest on the receivable of $58,000 from the Siebert Capital Markets division sale to SBS, compared to a loss of $332,000 from the same period in 2014 due to SBS participating in more senior managed and co-managed transactions.

No tax benefit related to the pre-tax loss was recorded for the three months ended June 30, 2015 and June 30, 2014 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Total revenues for the six months ended June 30, 2015 were $4.6 million, a decrease of $2.8 million or 37.8% from the same period in 2014.

Commission and fee income for the six months ended June 30, 2015 was $4.3 million, a decrease of $1.3 million 23.5% from the same period in 2014 due to a decrease in retail customer trading, commission recapture business, institutional participation, and debt market opportunities offset by an increase in margin debit rebates as a result of higher margin debit balances. The two events that caused these decreases in institutional participation were the Siebert Capital Markets division sale to our affiliate on November 4, 2014 and our commission recapture business closing down operations on September 30, 2014.

Investment banking revenues for the six months ended June 30, 2015 were $19,000, a decrease of $1.1 million or 98.3% from the same period in 2014 due to our Siebert Capital Markets division sale to our affiliate on November 4, 2015.

Trading profits were $271,000 for the six months ended June 30, 2015, a decrease of $361,000 or 57.1% from the same period in 2014 due to an overall decrease in trading volume in the debt markets.

Interest and dividends for the six months ended June 30, 2015 and June 30, 2014 were $29,000.

Total expenses for the six months ended June 30, 2015 were $6.9 million, a decrease of $7.0 million or 50.2% from the same period in 2014.

Employee compensation and benefit costs for the six months ended June 30, 2015 were $2.7 million, a decrease of $1.2 million or 31.1% from the same period in 2014 due to a decrease in commissions and bonus based on production in the capital markets due to our Siebert Capital Markets division sale to our affiliate on November 4, 2014. In addition, savings resulted from a lower headcount in 2015.

Clearing and floor brokerage costs for the six months ended June 30, 2015 were $685,000 a decrease of $290,000 or 29.7% from the same period in 2014 primarily due to lower retail customer trading volumes, as well as our commission recapture business closing down operations on September 30, 2014.

Professional fees for the six months ended June 30, 2015 were $1.8 million, a decrease of $547,000 or 23.4% from the same period in 2014 primarily due to decreases in legal fees relating to a dispute with a former employee settled in July 2014.

Loss related to arbitration settlement with a former employee for the six months ended June 30, 2014 amounted to $4.3 million.

Advertising and promotion expenses for the six months ended June 30, 2015 were $121,000, a decrease of $1,000 or 0.8% from the same period in 2014 primarily due to a decrease in public relations costs.

Communications expense for the six months ended June 30, 2015 were $322,000, a decrease of $200,000 or 38.3% from the same period in 2014 primarily due to savings from a lower headcount in 2015 due to our Siebert Capital Markets division sale to our affiliate on November 4, 2014.

Occupancy costs for the six months ended June 30, 2015 were $406,000, a decrease of $46,000 or 10.2% from the same period in 2014 due to the closing of our West Palm Beach office effective March 31, 2014. In addition our Jersey City branch had lower operating expenses in 2015.

Other general and administrative expenses for the six months ended June 30, 2015 were $879,000, a decrease of $348,000 or 28.4% from the same period in 2014 due to a decrease in depreciation, travel and entertainment, repairs and transportation offset by an increase in D&O insurance and office expenses.

Income from Siebert’s equity investment in SBSF (an entity in which Siebert holds a 49% equity interest), for the six months ended June 30, 2015, was $357,000, which includes interest on receivable of $114,000 from the Siebert Capital Markets division sale to SBS, compared to income of $394,000 from the same period in 2014 due to SBS participating in less senior managed and co-managed transactions.

No tax benefit related to the pre-tax loss was recorded for the six months ended June 30, 2015 and June 30, 2014 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Liquidity and Capital Resources

Our total assets at June 30, 2015 were $18.5 million. As of that date, we regarded $4.6 million, or 24.6%, of total assets as highly liquid.

Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2015, Siebert’s regulatory net capital was approximately $3.5 million, $3.2 million in excess of its minimum capital requirement of $250,000.

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the six months ended June 30, 2015, no shares were purchased.

Siebert has entered into a Secured Demand Note Collateral Agreement with SBS under which Siebert is obligated to lend to SBS up to $1.2 million on a subordinated basis collateralized by cash equivalents of approximately $1.5 million as of June 30, 2015. Amounts obligated to be loaned by Siebert under the facility are reflected on our balance sheet as “cash equivalents – restricted”. SBS pays Siebert interest on this amount at the rate of 4% per annum. The facility expires on August 31, 2015 at which time SBS is obligated to repay to Siebert any amounts borrowed by SBS thereunder.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter-parties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transaction as of June 30, 2015.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange of 1934, as amended. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our Chief Financial Officer, to allow timely decisions regarding timely disclosure.

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

We did not purchase shares in the second quarter of 2015.

Item 6. Exhibits

31.1	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph M. Ramos, Jr.of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Joseph M. Ramos, Jr.
Joseph M. Ramos, Jr. Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal executive, financial and accounting officer)
Dated: August 14, 2015

