Form 10-Q
period 2015-09-30
SIEBERT FINANCIAL CORP
filed 2015-11-16
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _________________________

	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2015, there were 22,085,126 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Financial Condition

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Cash and cash equivalents	$6,027,000	$6,749,000
Cash equivalents – restricted	—	1,532,000
Receivable from brokers	596,000	788,000
Securities owned, at fair value	544,000	488,000
Furniture, equipment and leasehold improvements, net	444,000	609,000
Investment in affiliate available for sale	8,026,000	7,979,000
Receivable from business sold to affiliate net of unamortized discount of $969,000 and $1,143,000	2,031,000	1,857,000
Prepaid expenses and other assets	498,000	718,000
Intangibles, net	—	8,000
	$18,166,000	$20,728,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$2,283,000	$2,176,000

Contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued and 22,085,126 shares outstanding at September 30, 2015 and December 31, 2014, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	921,000	3,590,000
Less: 1,126,720 shares of treasury stock, at cost at September 30, 2015 and December 31, 2014, respectively	(4,760,000)	(4,760,000)
	15,883,000	18,552,000

	$18,166,000	$20,728,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Commissions and fees	$2,293,000	$2,410,000	$6,588,000	$8,027,000
Investment banking	8,000	558,000	27,000	1,703,000
Trading profits	164,000	472,000	435,000	1,104,000
Interest on receivable from affiliate	60,000	—	174,000	—
Other interest and dividends	11,000	14,000	40,000	43,000
	2,536,000	3,454,000	7,264,000	10,877,000

Expenses:
Employee compensation and benefits	1,289,000	1,942,000	4,000,000	5,875,000
Clearing fees, including floor brokerage	298,000	441,000	983,000	1,416,000
Professional fees	796,000	1,086,000	2,584,000	3,421,000
Loss related to arbitration settlement	—	—	—	4,300,000
Advertising and promotion	72,000	74,000	193,000	196,000
Communications	153,000	236,000	475,000	758,000
Occupancy	174,000	206,000	580,000	658,000
Other general and administrative	463,000	532,000	1,342,000	1,762,000
	3,245,000	4,517,000	10,157,000	18,386,000

Loss from continuing operations before income tax benefit	(709,000)	(1,063,000)	(2,893,000)	(7,509,000)
Income tax benefit	—	—	92,000	2,000
Loss from continuing operations	(709,000)	(1,063,000)	(2,801,000)	(7,507,000)
Discontinued operations - Income (loss) from investment in affiliate available for sale, including $564,000 loss related to disposal of investment in 2015, net of income tax of $92,000 and $2,000 for nine months in 2015 and 2014, respectively	(19,000)	(393,000)	132,000	2,000

Net loss	($728,000)	($1,456,000)	($2,669,000)	($7,505,000)

Net loss per share of common stock –

Continuing operations	($.03)	($.05)	($.13)	($.34)
Discontinued operations	$—	($.02)	$.01	$—
Basic and diluted	($.03)	($.07)	($.12)	($.34)

Weighted average shares outstanding -

Basic and diluted	22,085,126	22,085,126	22,085,126	22,085,126

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	($2,669,000)	($7,505,000)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	214,000	284,000
(Income) loss from equity investee available for sale	(224,000)	(4,000)
Distribution from equity investee available for sale	98,000	13,000
Interest on receivable from equity investee available for sale	(174,000)	—
Other	—	6,000

Changes in:
Cash equivalents - restricted	1,532,000	—
Securities owned, at fair value	(56,000)	(27,000)
Receivable from brokers	192,000	226,000
Prepaid expenses and other assets	220,000	225,000
Accounts payable and accrued liabilities	107,000	(146,000)
Net cash used in operating activities	(760,000)	(6,928,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(41,000)	(148,000)
Net collection (advances) to equity investee available for sale	79,000	(68,000)

Net cash provided by (used in) investing activities	38,000	(216,000)

Net decrease in cash and cash equivalents	(722,000)	(7,144,000)
Cash and cash equivalents - beginning of period	6,749,000	15,424,000

Cash and cash equivalents - end of period	$6,027,000	$8,280,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes, net of refund received	$15,000	51,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2015 and 2014
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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Siebert, Women’s Financial Network, Inc. (“WFN”) and SIA. All material intercompany balances and transactions have been eliminated. Investment in Siebert Brandford Shank Financial, L.L.C. (“SBSF”) in which the Company had a 49% membership interest is accounted for by the equity method and is classified as available for sale in the accompanying statements of financial condition. The investment was sold on November 9, 2015 (see Note 13). The Company’s share of income (loss) from SBSF is classified as discontinued operations in the accompanying statements of operations (see Note 3).

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2014 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Because of the nature of the Company’s business, the results of operations for the nine months ended September 30, 2015 are not necessarily indicative of operating results for the full year.

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

The SCM Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by, SBS. The amount payable to the Company on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021.

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

The discount recorded for the purchase obligation is being amortized as interest income using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received. Such yield will be adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the three and nine months periods ended September 30, 2015 amounted to approximately $60,000 and $174,000, respectively based on a yield of approximately 12%. As a result of the Company’s continuing involvement in the capital markets business through its 49% ownership in SBSF, results of operations of the capital market business were not reflected as discontinued operations in the accompanying financial statements.

3.	Discontinued Operations:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. ASU No. 2014-08 is effective prospectively to all new disposals in components (including equity method investees) and new classification as held for sale beginning in fiscal years beginning after December 15, 2014 with early adoption permitted. The company adopted this update in 2015.

The revised standard cannot be applied to a component that was previously disposed of that was initially precluded from discontinued operations because of significant continuing involvement even when there are subsequent changes in the activities with a disposed component that would no longer preclude discontinued operations (see Note 2).

On November 9, 2015, Siebert sold its 49% membership investment in SBSF pursuant to a plan to sell and reflected negotiations that had commenced prior to September 30, 2015 (see Note 13). Accordingly, such investment has been classified as available for sale on the statement of financial condition by September 30, 2015. The sale of the investment in SBSF which was accounted for by the equity method represent a strategic shift for the company based on its significance to the Company’s consolidated financial condition and results of operations and the effect it will have on the Company’s operations and financial result and accordingly Siebert’s share of operating results of the investment are reflected as discontinued operations for all periods presented. In addition, the investment was sold for $8,000,000, which was approximately $564,000 less than the carrying value of the investment at September 30, 2015 adjusting the carrying value of the investment for Siebert’s equity in SBSF’s results of operations for the quarter ended September 30, 2015. Further, no distributions was recorded from SBSF during the period from October 1, 2015 through November 9, 2015. Accordingly, a $564,000 write down of the investment has been recorded in discontinued operations for the quarter ended September 30, 2015, to reflect the investment at fair value as determined by its selling price.

4.            Securities:

Securities owned are carried at fair value with realized and unrealized gains and losses reflected in trading profits. Siebert clears all its security transactions through unaffiliated clearing firms on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by the clearing firms.

5.            Fair Value of Financial Instruments:

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

The classification of financial instruments valued at fair value at September 30, 2015 is as follows:

Financial Instruments	Level 1
Cash equivalents	$5,589,000
Securities	544,000
Total	$6,133,000

Cash equivalents primarily represent investments in money market funds. Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange. As of September 30, 2015, the Company did not hold any Level 2 or Level 3 financial instruments.

6.            Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for the three and nine months ended September 30, 2015 and September 30, 2014 respectively. Accordingly, basic and diluted loss from continuing operations and a per share data are the same for each period as the effect of stock options is anti-dilutive. Shares of underlying stock options not included in the diluted computation amounted to 265,000 in 2015 and 2014.

7.            Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, pursuant to the Rule. As of September 30, 2015, Siebert had net capital of approximately $4,434,000 as compared with net capital requirements of $250,000. Siebert claims exemptions from the reserve requirement under section 15c3-3(k)(2)(ii).

8.            Revenue:

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

9.           Capital Transactions:

On January 22, 2008, the Board of Directors of the Company authorized a buy-back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. During the nine months ended September 30, 2015, there were no shares purchased and 170,863 shares may be purchased under the plan as of September 30, 2015.

At September 30, 2015, there are 265,000 outstanding options at a weighted average exercise price of $3.02, which were fully vested and exercisable. As of September 30, 2015, there was no unrecognized compensation cost.

10.          Investment in Affiliate:

Siebert, Brandford, Shank Financials, L.L.C. (“SBSF”)

Siebert and two individuals (the “Principals”) formed SBS, a wholly-owned subsidiary of SBSF, to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert (see Note 2). The agreement with the Principals provides that profits will be allocated 51% to the Principals and 49% to Siebert. Income or loss from SBS was considered to be integral to Siebert’s operations and material to the results of operations. Siebert’s investment in SBSF was sold on November 9, 2015 (see Note 13).

Summarized financial data of SBSF in 2015 and SBS in 2014 is set forth below.

	SBSF		SBS
	September 30,
	2015		2014

Total assets	24,497,000
Total liabilities, including purchase obligation of $2,031,000 and advance payable of $26,000 due to Siebert	7,030,000
Total members’ capital	17,467,000
Regulatory minimum net capital requirement for SBS	250,000
Nine months ended:
Total revenues	24,291,000		16,661,000
Net income	1,607,000	(a)	8,000
Three months ended:
Total revenues	10,322,000		4,277,000
Net income (loss)	1,114,000	(a)	(802,000)

(a)	Includes interest expense on purchase obligation payable to Siebert of $174,000 (nine months) and $60,000 (three months)

Siebert charged SBS $75,000 for the nine months ended September 30, 2015 and 2014 respectively, and $25,000 for the three months ended September 30, 2015 and 2014, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert’s share of SBSF’s consolidated net income for the three and nine months ended September 30, 2015, respectively, amounted to $545,000 and $788,000, Siebert’s share of SBS’s net loss for the three months ended September 30, 2014 amounted to ($393,000) and its share of SBS’s net income for the nine months ended September 30, 2014 amounted to $4,000. Such amounts are shown on discontinued operations. Siebert also earned interest income from the receivable from the SCM sale to SBSF of $60,000 and $174,000 for the three and nine months ended September 30, 2015 which is included in revenue in continuing operations as the receivable will be retained by Siebert.

Siebert made collections of $79,000, net of advances from SBS, during the nine months ended September 30, 2015. As of September 30, 2015, Siebert had a receivable of approximately $26,000 due from SBS. Siebert received a distribution from SBSF of $98,000 during the nine months ended September 30, 2015, and Siebert’s share of undistributed earnings of SBSF amounted to $8.2 million at September 30, 2015.

SBS Financial Products Company, LLC (“SBSFPC”)

Pursuant to the terms of an Operating Agreement, Siebert and each of the Principals owned a 33.33% interest in SBSFPC which engaged in derivatives transactions related to the municipal underwriting business. The Operating Agreement provides that income (loss) be shared 66.66% by the Principals and 33.33% by Financial. For the three and nine months ended September 30, 2014, SBSFPC had nominal activity and ceased operations in December 2014. Results by SBSFPC for the 2014 periods have been included in other general and administrative expenses.

11.         Contingencies and Commitments:

In July 2014, the Company entered into a settlement agreement in regards to a dispute with a former employee, in which the former employee sought, among other things, damages arising from his separation from the Company. The Company asserted counterclaims in the resulting arbitration. Pursuant to the settlement, the Company paid $4,300,000 to the former employee, and all claims and counterclaims have been dismissed and released. The accompanying financial statements for the nine months ended September 30, 2014 reflect a charge to give effect to the settlement.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the nine months ended September 30, 2015 and 2014.

Siebert is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management all such claims, suits and complaints are without merit, or involve amounts which would not have a material effect on the financial position or results of operations of the Company.

Siebert was party to a Secured Demand Note Collateral Agreement, as amended on July 29, 2013, with SBS which obligated Siebert to lend SBS, on a subordinated basis, up to $1,200,000. The secured demand note payable held by SBS and a related $1,200,000 receivable due from SBS are included in investment in the accompanying condensed consolidated statement of financial condition at December 31, 2014. Amounts that Siebert was obligated to lend under this arrangement were collateralized by cash equivalents of $1,532,000. Any amounts loaned bore interest at 4% per annum. The agreement expired on August 31, 2015 and the collateral has been released from restricted cash as of September 30, 2015.

12.         Income Taxes:

For the nine months ended September 30, 2015 and 2014, the Company recorded income tax benefits representing the utilization of the loss from continuing operations against income from discontinued operations.

Other than the tax benefit referred to above, no tax benefit has been recognized for the loss in the 2015 and 2014 periods as the Company has provided a valuation allowance to fully reserve the related deferred tax asset as realization of such asset is not considered more likely than not due to cumulative losses incurred by the Company and its subsidiaries during the prior three years.

13.         Subsequent Event:

On November 9, 2015, Siebert, entered into a purchase agreement pursuant to which SBSF repurchased Siebert’s 49% membership interest in SBSF for an aggregate purchase price of $8.0 million, $4.0 million of which was paid in cash at closing and the balance of which was paid in the form of a secured junior subordinated promissory note in the principal amount of $4.0 million (the “SBSF Junior Note”). The SBSF Junior Note ranks junior in right of payment to up to $5.0 million of subordinated indebtedness incurred by SBSF at the time of the repurchase closing (the “SBSF Senior Debt”). The SBSF Junior Note is secured by a pledge by SBSF’s post-closing members of a number of the outstanding membership interests of SBSF that at all times will equal no less than 49% of the outstanding SBSF membership interests on a fully diluted basis. The SBSF Junior Note matures on November 9, 2020 and bears interest at a rate per year equal to 8% compounding monthly and payable in full at maturity. The SBSF Junior Note does not require any principal amortization before maturity; however, SBSF has the option to prepay the interest or principal without penalty. The SBSF Junior Note is subject to covenants and events of defaults that are substantially equivalent to those applicable to the SBSF Senior Debt, including covenants restricting debt and lien incurrence by SBS and SBSF; provided that the SBSF Junior Note is subject to customary intercreditor arrangements with the holders of the SBSF Senior Debt. Immediately upon the dissolution, liquidation, termination or expiration of SBSF or SBS, or a change of control of SBSF or SBS, or sale of all or substantially all of their consolidated assets, SBSF is obligated to prepay all of the then outstanding balance of the Junior Subordinated Note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, and the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The stock market has been volatile for the nine months ended September 30, 2015 and our retail commissions has remained flat during this period. SBS had a gain for the current nine months period of approximately $1,607,000 as compared to a gain of $8,000 for the same period last year. This resulted in a gain to the Company of $962,000 for the current nine month period net of interest income on the receivable from the SCM sale to SBS of $174,000 for the current nine month period. Our expenses in 2014 include the costs and loss related to an arbitration proceeding commenced by a former employee following the termination of his employment which was settled in July 2014. The costs of defense, which are included as professional expenses during the 2014 period and related loss on settlement for the period ended September 30, 2014, have adversely affected the Company’s result of operations. Competition in the brokerage industry remains intense.

The following table sets forth certain metrics for the three and nine months ended September 30, 2015 and 2014, respectively, which we use in evaluating our business.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
Retail Customer Activity:	2015	2014	2015	2014

Total retail trades:	63,160	65,595	191,554	213,444
Average commission per retail trade:	21.90	$19.57	20.72	$19.82

	As of September 30,
Retail customer balances:	2015	2014
Retail customer net worth (in billions):	$6.6	$7.3
Retail customer money market fund value (in billions):	$1.0	$1.0
Retail customer margin debit balances (in million):	$246.3	$241.3
Retail customer accounts with positions:	31,481	33,799

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debits balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

The discount recorded for the purchase obligation will be amortized as interest income using an effective yield, initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the period ended September 30, 2015 amounted to approximately $174,000 based on a yield of approximately 12%.

As a result of the Company’s continuing involvement in the capital markets business through its 49% ownership in SBSF, results of operations of the capital markets business and the gain on sale were not reflected as discontinued operations in the accompanying statement of operations.

On January 23, 2008, the Board of Directors of the Company authorized a buyback of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. During the nine months ended September 30, 2015, the Company did not purchase any shares.

On November 9, 2015, Siebert sold its 49% membership investment in SBSF pursuant to a plan to sell and reflected negotiations that had commenced prior to September 30, 2015 (see Note 13). Accordingly, such investment has been classified as available for sale on the statement of financial condition by September 30, 2015. The sale of the investment in SBSF which was accounted for by the equity method represent a strategic shift for the company based on its significance to the Company’s consolidated financial condition and results of operations and the effect it will have on the Company’s operations and financial result and accordingly Siebert’s share of operating results of the investment are reflected as discontinued operations for all periods presented. In addition, the investment was sold for $8,000,000, which was approximately $564,000 less than the carrying value of the investment at September 30, 2015 adjusting the carrying value of the investment for Siebert’s equity in SBSF’s results of operations for the quarter ended September 30, 2015. Further, no distributions was recorded from SBSF during the period from October 1, 2015 through November 9, 2015. Accordingly, a $564,000 write down of the investment has been recorded in discontinued operations for the quarter ended September 30, 2015, to reflect the investment at fair value as determined by its selling price.

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

Results of Operations

We had a net loss of $728,000 for the three months ended September 30, 2015 and a net loss of $1,456,000 for the three months ended September 30, 2014.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Total revenues for the three months ended September 30, 2015 were $2.5 million, a decrease of $918,000 or 26.6% from the same period in 2014.

Commission and fee income for the three months ended September 30, 2015 was $2.3 million, a decrease of $117,000 or 4.9% from the same period in 2014 due to a decrease in retail trading volume.

Investment banking revenues for the three months ended September 30, 2015 were $8,000, a decrease of $550,000 or 98.6% from the same period in 2014 due to our SCM division sale to our affiliate on November 04, 2014.

Trading profits were $164,000 for the three months ended September 30, 2015, a decrease of $308,000 or 65.3% from the same period in 2014 due to an overall decrease in trading volume primarily in the debt markets.

Interest on receivable from affiliate for the three months ended September 30, 2015 were $60,000, an increase of $60,000 or 100.0% from the same period in 2014 due to note receivable related to sale of our SCM division to our affiliate on November 4, 2014.

Other interest and dividends for the three months ended September 30, 2015 were $11,000, a decrease of $3,000 or 21.4% from the same period in 2014 primarily due to expiration of the Secured Demand Note Collateral Agreement with SBS on August 31, 2015.

Total expenses for the three months ended September 30, 2015 were $3.2 million, a decrease of $1,272,000 or 28.2% from the same period in 2014.

Employee compensation and benefit expenses for the three months ended September 30, 2015 were $1.3 million, a decrease of $653,000 or 33.6% from the same period in 2014 due to a decrease in commissions and bonus based on production in the capital markets due to our SCM division sale to our affiliate on November 4, 2014 also creating a lower head count.

Clearing and floor brokerage expenses for the three months ended September 30, 2015 were $298,000, a decrease of $143,000 or 32.4% from the same period in 2014 primarily due to the decrease in volume of trade executions for retail customers as well as our commission recapture business closing down operations on September 30, 2014.

Professional fees for the three months ended September 30, 2015 were $796,000, a decrease of $290,000 or 26.7% from the same period in 2014 primarily due to decreases in legal fees relating to a dispute with a former employee settled in July 2014.

Advertising and promotion expenses for the three months ended September 30, 2015 were $72,000, a decrease of $2,000 or 2.7% from the same period in 2014 due to a decrease in local media and print advertising.

Communications expense for the three months ended September 30, 2015, was $153,000, a decrease of $83,000 or 35.2% primarily due to savings from a lower headcount in 2015 due to our Siebert Capital Markets division sale to our affiliate on November 04, 2014.

Occupancy expenses for the three months ended September 30, 2015 were $174,000, a decrease of $32,000 or 15.5% from the same period in 2014 primarily due to our Jersey City branch closing on June 30, 2015.

Other general and administrative expenses for the three months ended September 30, 2015 were $463,000, a decrease of $69,000 or 13.0% due to a decrease in depreciation, travel and entertainment, registration fees and transportation offset by an increase in D&O insurance and office expenses from the same period in 2014.

Discontinued operations - loss from investment in affiliate available for sale, in respect of SBSF in which Siebert held an indirect 49% equity interest, for the three months ended September 30, 2015 was a loss of $19,000 compared to a loss of $393,000 from the same period in 2014 due to SBS participating in more senior managed or co-managed transactions.

No tax benefit related to the pre-tax loss was recorded for the three months ended September 30, 2015 and September 30, 2014 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the unlikelihood of realization of such assets.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Total revenues for the nine months ended September 30, 2015 were $7.3 million, a decrease of $3.6 million or 33.2% from the same period in 2014.

Commission and fee income for the nine months ended September 30, 2015 was $6.6 million, a decrease of $1.4 million or 17.9% from the same period in 2014 primarily due to a decrease in retail and institutional trading volumes.

Investment banking revenues for the nine months ended September 30, 2015 were $27,000, a decrease of $1.7 million or 98.4% from the same period in 2014 due to our Siebert Capital Markets division sale to our affiliate on November 04, 2014.

Trading profits for the nine months ended September 30, 2015 were $435,000, a decrease of $669,000 or 60.6% from the same period in 2014 due to an overall decrease in institutional customer trading volume in the debt markets.

Interest on receivable from affiliate for the nine months ended September 30, 2015 were $174,000, an increase of $174,000 or 100% from the same period in 2014 due to note receivable related to sale of our SCM division to our affiliate on November 4, 2014.

Other interest and dividends for the nine months ended September 30, 2015 were $40,000, a decrease of $3,000 or 7.0% from the same period in 2014 primarily due to expiration of the Secured Demand Note Collateral Agreement with SBS on August 31, 2015.

Total expenses for the nine months ended September 30, 2015 were $10.2 million, a decrease of $8.2 million or 44.8% from the same period in 2014.

Employee compensation and benefit expense for the nine months ended September 30, 2015 were $4.0 million, a decrease of $1.9 million or 31.9% from the same period in 2014 due to a decrease in commissions and bonus based on production in the capital markets due to our SCM division sale to our affiliate on November 4, 2014 also creating a lower head count.

Clearing and floor brokerage expenses for the nine months ended September 30, 2015 were $983,00, a decrease of $433,000 or 30.6% from the same period in 2014, due to lower retail trading volumes as well as our commission recapture business closing down operations on September 30, 2014.

Professional fees for the nine months ended September 30, 2015 were $2.6 million, a decrease of $837,000 or 24.5% from the same period in 2014 primarily due to a decrease in legal fees relating to a dispute with a former employee and a final settlement in the case totaling $4.3 million, which was recorded as a loss related to arbitration settlement in July 2014 on the condensed consolidated statement of operations.

Loss related to arbitration settlement with a former employee for the nine months ended September 30, 2014 amounted to $4.3 million.

Advertising and promotion expenses for the nine months ended September 30, 2015 were $193,000, a decrease of $3,000 or 1.5% from the same period in 2014 primarily due to a decrease in online advertising.

Communications expense for the nine months ended September 30, 2015 was $475,000, a decrease of $283,000 or 37.3% primarily due to savings from a lower headcount in 2015 due to our Siebert Capital Markets division sale to our affiliate on November 04, 2014.

Occupancy expenses for the nine months ended September 30, 2015 were $580,000, a decrease of $78,000 or 11.9% from the same period in 2014 primarily due to our Palm Beach branch closing on March 31, 2014 and our Jersey City branch closing on June 30, 2015.

Other general and administrative expenses for the nine months ended September 30, 2015 were $1.3 million, a decrease of $420,000 or 23.8% from the same period in 2014 due to a decrease in depreciation, travel and entertainment, registration fees and transportation offset by an increase in D&O insurance and office expenses from the same period in 2014.

Discontinued operations - loss from investment in affiliate available for sale, in respect of SBSF in which Siebert held an indirect 49% equity interest, for the nine months ended September 30, 2015 was a gain of $132,000 which includes interest on the receivable of $174,000 from the SCM division sale to SBS, compared to a gain of $2,000 from the same period in 2014 due to SBS participating in more senior managed or co-managed transactions.

Other than income tax benefits representing the utilization of the loss from continuing operations against income from discontinued operations, no tax benefit related to the pre-tax loss from continuing operations was recorded for the nine months ended September 30, 2015 and 2014 due to the recording of a full valuation allowance to offset deferred tax assets based on recent cumulative losses and the unlikelihood of realization of such assets.

Liquidity and Capital Resources

Our assets are highly liquid, consisting of cash in money market funds. Our total assets at September 30, 2015 were $18.2 million. As of that date, we regarded $6.0 million, or 33.2%, of total assets as highly liquid.

On November 9, 2015, Siebert sold to SBSF its 49% membership investment in SBSF in exchange for cash of $4,000,000 and a $4,000,000 secured junior subordinated promissory note bearing interest at 8% and which matures on November 9, 2020 when the principal amount is due.

Siebert was party to a Secured Demand Note Collateral Agreement with SBS which obligated Siebert to lend SBS, on a subordinated basis, up to $1,200,000 which required collateralization of cash equivalents of $1,532,000. The agreement expired on August 31, 2015 and the collateral was released from restricted cash as of September 30, 2015.

Siebert is subject to the net capital requirements of the SEC, the Financial Industry Regulatory Authority (FINRA) and other regulatory authorities. At September 30, 2015, Siebert’s regulatory net capital was $4.4 million, $4.2 million in excess of its minimum capital requirement of $250,000.

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2015, no shares were purchased and 170,863 shares may be purchased under the plan as of September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter-parties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transaction as of September 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. There is no expiration date for our stock repurchase plan. We did not purchase any shares in the third quarter of 2015 and 170,863 shares may be purchased under the plan as of September 30, 2015.

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

Dated: November 16, 2015

