Form 10-K
period 2015-12-31
SIEBERT FINANCIAL CORP
filed 2016-03-30
CIK 65596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015), was $3,546,760.

The number of shares of the registrant’s outstanding Common Stock, as of March 11, 2016, was 22,085,126 shares.

Documents Incorporated by Reference: Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2016 is incorporated by reference into Part III.

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

General

Siebert Financial Corp. is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., (“MSCO”) a Delaware corporation. In addition, in 2014 we began business as a registered investment advisor through our wholly-owned subsidiary, Siebert Investment Advisors, Inc. (“SIA”) The estate of Muriel F. Siebert, our former Chairwoman, Chief Executive Officer and President, owns approximately 90% of our outstanding common stock, par value $.01 per share (the “Common Stock”). For purposes of this Annual Report, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp. and its consolidated subsidiaries, unless the context otherwise requires.

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

Business Overview

Siebert’s principal activity is providing online and traditional discount brokerage and related services to retail investors. On November 4, 2014, the Company sold its capital market business to an affiliate, Siebert Brandford Shank Financial, LLC (“SBSF”) (see Note B) and on November 9, 2015, sold its 49% membership interest in SBSF (see Note C).

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

Independent Retail Execution Services. Siebert and NFS monitor order flow in an effort to ensure that we are getting the best possible trade executions for customers. Siebert does not make markets in securities, nor does it take positions against customer orders.

Siebert’s equity orders are routed by NFS in a manner intended to afford its customers the opportunity for price improvement on all orders. The firm also offers customers execution services through various electronic communication networks (“ECNs”) for an additional fee. These systems give customer’s access to numerous ECNs before and after regular market hours. Siebert believes that its over-the counter executions consistently afford its customers the opportunity for price improvement.

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

Customer Financing. Customer’s margin accounts are carried through NFS which lends customers a portion of the market value of certain securities held in the customer’s account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin, short sale or any other transaction, Siebert assumes the risk of its customers’ failure to meet their obligations in the event of adverse changes in the market value of the securities positions. Both Siebert and NFS reserve the right to set margin requirements higher than those established by the Federal Reserve Board.

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

The Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by SBS. The amount payable to the Company on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by, SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021. The annual installment payable on March 1, 2016 is based on the net income attributable to the capital markets business for the year ended December 31, 2015, amounted to $493,000.

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

The discount recorded for the purchase obligation is being amortized as interest income using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the year ended December 31, 2015 amounted to $235,000 based on a yield of approximately 12%.

Siebert Brandford Shank Financial, LLC

On November 9, 2015, the Company sold its 49% membership investment in SBSF back to SBSF for $8,000,000 of which $4,000,000 was paid in cash and the balance of which was paid in the form of a secured junior subordinated promissory note of $4,000,000 (the “SBSF Junior Note”). The sale of the investment in SBSF, which was accounted for by the equity method, represents a strategic shift for the Company based on its significance to the Company’s financial condition and results of operations and the major effect it will have on the Company’s operations and financial results and, accordingly, the Company’s share of operating results of the investment are reflected as discontinued operations in the accompanying statement of operations. The investment was sold for approximately $448,000 less than the carrying value of the investment at November 9, 2015, after adjusting the carrying value of the investment for the Company’s equity in SBSF’s results of operations through such date. Such loss is also included in discontinued operations.

SBS Financial Products Company, LLC

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

SIA offers to its clients a number of Asset Management Programs (“Managed Programs”) consisting of asset allocation, flexible asset management and focused or completion strategies. In these Managed Programs, SIA acts as the co-adviser to clients. IA Representatives will assist each client in reviewing information about the programs, completing a client questionnaire to determine the client’s risk tolerance, financial situation and investment objectives and selecting an investment strategy. SIA does not ever act as portfolio manager directly; SIA selects other investment advisers to act as portfolio manager on behalf of its clients.

Advertising, Marketing and Promotion

Siebert develops and maintains its retail customer base through printed advertising in financial publications, internet advertising and social media. Additionally, a significant number of the firm’s new accounts are developed directly from referrals by satisfied customers.

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

As a registered broker-dealer and FINRA member organization, Siebert is required by Federal law to belong to the Securities Investor Protection Corporation (“SIPC”) which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $250,000 on claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Siebert, through NFS, has purchased from private insurers additional account protection in the event of liquidation up to the net asset value, as defined, of each account. Stocks, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

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

Under applicable regulations, Siebert is required to maintain regulatory net capital of at least $250,000. At December 31, 2015 and 2014, Siebert had net capital of $8.1 million and $5.1 million, respectively. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Employees

As of March 13, 2016, we had approximately 43 full-time employees, one of whom was a corporate officer. None of our employees are represented by a union, and we believe that relations with our employees are good.

Item 1A.	RISK FACTORS

Securities market volatility and other securities industry risk could adversely affect our business

Most of our revenues are derived from our securities brokerage business. Like other businesses operating in the securities industry, our business is directly affected by volatile trading markets, fluctuations in the volume of market activity, economic and political conditions, upward and downward trends in business and finance at large, legislation and regulation affecting the national and international business and financial communities, currency values, inflation, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived credit-worthiness of the securities industry in the marketplace and the level and volatility of interest rates. We also face risks relating to trading losses, losses resulting from the ownership or underwriting of securities, counterparty failure to meet commitments, customer fraud, employee fraud, issuer fraud, errors and misconduct, failures in connection with the processing of securities transactions and litigation. A reduction in our revenues or a loss resulting from our ownership of securities or sales or trading of securities could have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of these risks, our revenues and operating results may be subject to significant fluctuations from quarter to quarter and from year to year.

Lower price levels in the securities markets may reduce our profitability.

Lower price levels of securities may result in (i) reduced volumes of securities, options and futures transactions, with a consequent reduction in our commission revenues, and (ii) losses from declines in the market value of securities we held in investment. In periods of low volume, our levels of profitability are further adversely affected because certain of our expenses remain relatively fixed. Sudden sharp declines in market values of securities and the failure of issuers and counterparties to perform their obligations can result in illiquid markets which, in turn, may result in our having difficulty selling securities. Such negative market conditions, if prolonged, may also lower our revenues from investment banking and other activities. A reduction in our revenues from investment banking or other activities could have a material adverse affect on our business, results of operations and financial condition.

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

During 2015, we received and processed up to approximately 70% of our trade orders electronically. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While we have never experienced a significant failure of our trading systems, heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or the systems of third parties involved in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties, and third party software), even for a short time, could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from these customers for losses. There can be no assurance that our network structure will operate appropriately in the event of a subsystem, component or software failure. In addition, we cannot assure you that we will be able to prevent an extended systems failure in the event of a power or telecommunications failure, an earthquake, terrorist attack, fire or any act of God. Any systems failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

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

Siebert currently maintains three retail discount brokerage offices. Customers can visit these offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert’s activities are conducted on the Internet or by telephone and mail.

Siebert operates its business out of the following three leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms
Corporate Headquarters
885 Third Avenue
New York, NY 10022	8,585	2/28/17	None

Retail Offices

9701 Wilshire Boulevard, Suite 1111
Beverly Hills, CA 90212	1,189	Month to Month	None

4400 North Federal Highway
Boca Raton, FL 33431	2,438	Month to Month	None

Item 3.	LEGAL PROCEEDINGS

In December 2015, a current employee of MSCO commenced an arbitration before FINRA against MSCO, alleging a single cause of action for employment retaliation under the Sarbanes-Oxley Act of 2002. In February 2016, the employee amended his claim to replace the Sarbanes-Oxley claim with a substantially identical claim arising under the Dodd-Frank Act of 2010. In the opinion of management, this matter is without merit, and its ultimate outcome will not have a significant effect on the financial position of the Company.

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

Our common stock traded on the NASDAQ Global Market until June 29, 2011 when our common stock started trading on the NASDAQ Capital Market, under the symbol “SIEB”. The high and low sales prices of our common stock reported by NASDAQ during the following calendar quarters were:

	High	Low
First Quarter – 2014	$4.45	$1.61

Second Quarter – 2014	$3.44	$2.67

Third Quarter – 2014	$2.85	$2.05

Fourth Quarter – 2014	$2.90	$2.03

First Quarter – 2015	$2.62	$1.44

Second Quarter – 2015	$2.11	$1.45

Third Quarter – 2015	$1.95	$1.35

Fourth Quarter – 2015	$1.56	$1.14

On March 11, 2016, the closing price of our common stock on the NASDAQ Capital Market was $1.20 per share. There were 130 holders of record of our common stock and more than 1,500 beneficial owners of our common stock on March 11, 2016.

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

Issuer Purchases of Equity Securities

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. We will purchase shares from time to time, in our discretion, in the open market and in private transactions. No shares were purchased in 2015.

A summary of our repurchase activity for the three months ended December 31, 2015 is as follows:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plan
October 2015	—	$—	129,137	170,863

November 2015	—	$—	129,137	170,863

December 2015	—	$—	129,137	170,863

Total	0	$0	129,137	170,863

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 with respect to our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	265,000	$3.02	1,760,000

Total	265,000	$3.02	1,760,000

(1) Consists of our 1997 and 2007 compensation plans.

Our Performance	The graph below compares our performance from December 31, 2010 through December 31, 2015 against the performance of the NASDAQ Composite Index and a peer group. The peer group consists of Ameritrade Holding Corporation, E*Trade Financial Corporation and the Charles Schwab Corporation.

	Cumulative Total Return
	2010	2011	2012	2013	2014	2015
Siebert Financial Corp.	100.00	83.14	97.09	93.60	127.91	75.00
Nasdaq Composite	100.00	100.53	116.92	166.19	188.98	199.95
Peer Group	100.00	70.30	86.02	161.49	190.97	206.08

Item 6.	SELECTED FINANCIAL DATA

(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction with Our Consolidated Financial
Statements and the Related Notes Thereto.

	2015	2014	2013	2012	2011
Income statement data:
Total Revenues	$10,096	15,815	$16,401	$20,983	$20,199
Net loss	$(2,869)	(6,557)	$(5,912)	$(171)	$(5,379)

Net loss per share of common stock
Basic	$(.13)	(0.30)	$(0.27)	$(0.01)	$(0.24)
Diluted	$(.13)	(0.30)	$(0.27)	$(0.01)	$(0.24)

Weighted average shares outstanding (basic)	22,085,126	22,085,126	22,087,324	22,100,759	22,114,121
Weighted average shares outstanding (diluted)	22,085,126	22,085,126	22,087,324	22,100,759	22,114,121

Statement of financial condition data (at year end):

Total assets	$17,785	20,728	$27,970	$33,456	$34,823
Total liabilities excluding subordinated borrowings	$2,102	2,176	$2,861	$2,416	$3,599
Stockholders’ equity	$15,683	18,552	$25,109	$31,040	$31,224
Cash dividends declared on common shares	$0	0	$0	$0	$0

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The recent financial crisis did have the effect of reducing participation in the securities market by our retail and institutional customers, which had an adverse effect on our revenues. While the stock market improved in 2015 our revenues did not. For the period ended November 9, 2015, in which Siebert sold its 49% equity interest to our former affiliate resulting in discontinued operations, income of our affiliate, SBSF increased to $1.4 million as a result of an increase in the number of offerings by municipalities. A loss resulted from the disposal of this equity investment in the amount of $52,000 for 2015 which includes equity earnings of former affiliate of $671,000, net of $448,000 loss related to disposal of investment in 2015, net of income tax of $275,000. Siebert also earned interest income from the receivable from the SCM sale to SBSF of $235,000 in 2015 which is included in revenue in continuing operations as the receivable will be retained by Siebert. The Company’s professional expenses during 2014 and 2013 include the costs of an arbitration proceeding commenced by a former employee following the termination of his employment, which was resolved in 2014 resulting in a $4,300,000 settlement payment. The action has adversely affected the Company’s results of operations. Competition in the brokerage industry remains intense.

On November 4, 2014, the Company, which at the time held a 49% membership interest in, and the other members of, Siebert Brandford Shank & Co., LLC (“SBS”), contributed their SBS membership interests into a newly formed Delaware limited liability company, Siebert Brandford Shank Financial, LLC (“SBSF”), in exchange for the same percentage interests in SBSF. On the same day, the Company entered into an Asset Purchase Agreement (the “SCM Purchase Agreement”) with SBS and SBSF, pursuant to which the Company sold substantially all of the assets relating to the Company’s capital markets business to SBSF. Pursuant to the SCM Purchase Agreement, SBSF assumed post-closing liabilities relating to the transferred business.

The SCM Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by SBS. The amount payable to the Company on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021. The annual installment payable on March 1, 2016 was based on the net income attributable to the capital markets business for the year ended December 31, 2015, which amounted to $493,000 and was paid on March 3, 2016.

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

The discount recorded for the purchase obligation will be amortized as interest income using an effective yield, initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the period December 31, 2015, amounted to approximately $235,000 based on a yield of approximately 12%.

The following table sets forth certain metrics as of December 31, 2015, 2014 and 2013, respectively, which we use in evaluating our business.

	For the Twelve Months ended December 31,
Retail Customer Activity:	2015	2014	2013

Total retail trades:	259,624	293,419	327,285
Average commission per retail trade:	$22.29	19.50	$21.70

	As of December 31,
	2015	2014
Retail customer balances:
Retail customer net worth (in billions):	$6.8	$7.3
Retail customer money market fund value (in billions):	$.9	$1.0
Retail customer margin debit balances (in millions):	$254.7	$232.3
Retail customer accounts with positions:	30,851	32,962

Description:

•	Total retail trades represents retail trades that generate commissions.
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.
•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

SIA offers to its clients a number of Asset Management Programs (“Managed Programs”) consisting of asset allocation, flexible asset management and focused or completion strategies. In these Managed Programs, SIA acts as the co-adviser to clients. IA Representatives will assist each client in reviewing information about the programs, completing a client questionnaire to determine the client’s risk tolerance, financial situation and investment objectives and selecting an investment strategy. SIA does not ever act as portfolio manager directly, SIA selects other investment advisers to act as portfolio manager on behalf of its clients. During 2015, the results of SIA operations are immaterial to the operations of the Company.

On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of our common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. No shares were purchased during 2015.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues. Total revenues for 2015 were $10.1 million, a decrease of $5.8 million, or 36.3%, from 2014. Commission and fee income decreased $1.6 million, or 14.9%, from the prior year to $9.2 million primarily due to a decrease in retail trading. The Capital Markets Division was sold to our former affiliate SBSF on November 4, 2014 resulting in reduced institutional trading commissions and investment banking revenues. Commission recapture operations were shut down on September 30, 2014.

Investment banking revenues decreased $1.8 million or 97.8%, from the prior year to $40,000 in 2015 due to the Capital Markets division being sold on November 4, 2014 to our former affiliate.

Trading profits decreased $776,000, or 57.4%, from the prior year to $575,000 in 2015 primarily due to an overall decrease in trading volume primarily in the debt markets.

The Company recorded a gain on the sale of our Capital Markets Segment of $1,820,000, which reflected the fair value of the purchase obligation (transferred assets of the Company’s capital markets business, consisted of customer accounts and goodwill, which had no carrying value to the Company. Such fair value was based on the present value of estimated annual installments to be received during 2016 through 2020 from forecasted net income of the transferred business plus a final settlement in 2021, discounted at 11.5% (representing SBS’s weighted average cost of capital), the sale was for $3,000,000 recorded at a discount.

The discount recorded for the purchase obligation will be amortized as interest income using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the period December 31, 2015 amounted to $235,000 based on a yield of approximately 12%.

Income from interest and dividends increased $232,000, or 246.8%, from the prior year to $326,000 in 2015 primarily due to accrued interest on our receivable from business sold to affiliate (see above paragraph) and the sale of our equity interest to our former affiliate offset by secured demand note interest with our former affiliate which expired on August 31, 2015.

Expenses. Total expenses for 2015 were $13.2 million, a decrease of $9.3 million, or 41.3%, from the prior year.

Employee compensation and benefit costs decreased $2.9 million, or 34.9%, from the prior year to $5.4 million in 2015. This decrease was due to a reduction in head count from the previous year, as well as the Capital Markets Division being sold to SBSF on November 4, 2014.

Clearing and floor brokerage fees decreased $426,000, or 25.6%, from the prior year to $1.2 million in 2015 primarily due to lower retail trading volumes, as well as shutting down our rebate recapture business on September 30, 2014.

Professional fees decreased $1.1 million, or 25.8% from the prior year to $3.2 million in 2015 primarily due to a decrease in legal fees relating to a dispute with a former employee (see settlement of case below).

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

Advertising and promotion expense increased $20,000, or 8.1%, from the prior year to $268,000 in 2015 due to an increase in social media advertising.

Communications expense decreased $270,000, or 31.2%, from the prior year to $595,000 in 2015 due to a new phone system and phone vendor. Quote fees were down as well due to the reduction in Bloomberg terminals due to the sale of our Capital Markets segment on November 4, 2014. Retail trading revenues were down causing quotes to go down.

Occupancy costs decreased $12,000, or 1.5%, from the prior year to $776,000 in 2015 due to our Palm Beach branch closing on March 31, 2014 and the Jersey City branch closing down on June 30, 2015, offset by increases in rent at our Beverly Hills office due to our month to month status. Security deposits were written off to rent for Jersey City and a former Beverly Hills location.

Other general and administrative expenses decreased $309,000, or 15.2%, from the prior year to $1.7 million in 2015 due decreases in office expense in travel, entertainment, computer security updates, and registration expense.

Discontinued operations - Loss from our equity investment in SBSF, an entity which Siebert sold its 49% equity interest to on November 9, 2015, for 2015 was $52,000 which includes equity earnings of former affiliate of $671,000, net of $448,000 loss related to disposal of investment in 2015, net of income tax of $275,000, compared to income of $84,000 net of income tax of $27,000 for 2014, a decrease of $139,000, primarily due to SBSF participating in more municipal bond offerings as senior- and co-manager. Income from our equity investment in SBSFPC, an entity in which we hold a 33% equity interest, for 2015 was $0 as compared to a loss of $17,000 from the same period in 2014. This decrease was principally due to SBSFPC winding down and shutting down their operations in 2014.

Income tax benefit for the year ended December 31, 2015 and 2014 was $275,000 and $27,000, respectively. The benefit for income taxes for 2015 and 2014 represent the utilization of the loss from continuing operations against income from discontinued operations, exclusive in 2015 of the capital loss from disposal of the investment in former affiliate. The Company has recorded a valuation allowance to fully offset our deferred tax asset at December 31, 2015 and 2014.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues. Total revenues for 2014 were $15.9 million, a decrease of $549,000, or 3.3%, from 2013. Commission and fee income decreased $1.2 million, or 9.9%, from the prior year to $10.8 million primarily due to a decrease in retail trading and in the average commission charged per retail trade. Capital Markets Division was sold to our former affiliate SBSF on November 4, 2014 resulting in reduced institutional trading commissions and investment banking revenues. Commission recapture operations were shut down on September 30, 2014.

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

Income from interest and dividends increased $32,000, or 51.6%, from the prior year to $94,000 in 2014 primarily due to accrued interest on our receivable from business sold to former affiliate in 2014.

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

Discontinued Operations - Income from our equity investment in SBSF, an entity in which Siebert holds a 49% equity interest, for 2014 was $84,000 compared to income of $94,000 for 2013, a decrease of $10,000, primarily due to SBSF participating in fewer municipal bond offerings as senior- and co-manager. Losses from our equity investment in SBSFPC, an entity in which we hold a 33% equity interest, for 2014 was a loss of $17,000 as compared to a loss of $159,000 from the same period in 2013. This decrease was principally due to SBSFPC winding down and shutting down their operations in 2014.

Income tax (benefit) provision for the year ended December 31, 2014 and 2013 was $(27,000) and $19,000, respectively. The benefit for income taxes for 2014 represent the utilization of the loss from continuing operations against income from discontinued operations. The provision for income taxes for 2013 represents New York State, New York City and Internal Revenue Service payments. The Company has recorded a valuation allowance to fully offset our deferred tax asset at December 31, 2014 and 2013.

Liquidity and Capital Resources

Our working capital is invested in cash and money market funds. Our total assets at December 31, 2015 were $17.8 million, of which we regarded $9.4 million, or 53%, as highly liquid.

Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2015, Siebert’s regulatory net capital was $8.1 million, which was $7.9 million in excess of its minimum capital requirement of $250,000.

The Company entered into a Secured Demand Note Collateral Agreement with SBS under which the Company is obligated to lend SBS up to $1,200,000 on a subordinated basis collateralized by cash equivalents of approximately $1,532,000. SBS pays the Company interest on this amount at the rate of 4% per annum, which amounted to $32,000 for the period from January 1, 2015 to August 31, 2015, the date the facility expired and was not renewed and the collateral was released from restricted cash.

Contractual Obligations

Below is a table that presents our obligations and commitments at December 31, 2015:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$631,000	$541,000	$90,000	$0	$0

Off-Balance Sheet Arrangements

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2015.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

Through Siebert, we maintain inventories in sexchange-listed equity securities and municipal securities on both a long and short basis. We did not have any short positions at December 31, 2015. The Company does not directly engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity. The Company entered into a Secured Demand Note Collateral Agreement with SBS under which the Company is obligated to lend SBS up to $1,200,000 on a subordinated basis collateralized by cash equivalents of approximately $1,532,000. SBS pays the Company interest on this amount at the rate of 4% per annum, which amounted to $32,000 for the period from January 1, 2015 to August 31, 2015, the date the facility expired and was not renewed and the collateral was released from restricted cash.

Financial Instruments Held For Purposes Other Than Trading:

We generally invest working capital temporarily in dollar denominated money market funds and commercial paper. These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2015.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, our management, including our former Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Patricia L. Francy Age 70

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

Jane H. Macon Age 69

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

Robert P. Mazzarella Age 69

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

Identification of Executive Officers

Name	Age	Position

Joseph M. Ramos, Jr.	57

Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

Mr. Ramos has been Executive Vice President, Chief Financial Officer and Assistant Secretary of Siebert since February 10, 2003, Chief Financial Officer of Siebert, Brandford, Shank, & Co., L.L.C. since April 20, 2009 and Chief Operating Officer Since June 10, 2013. From May 1999 to February 2002, Mr. Ramos served as Chief Financial Officer of Internet Financial Services, Inc. From November 1996 to May 1999, Mr. Ramos served as Chief Financial Officer of Nikko Securities International, Inc. From September 1987 to March 1996, Mr. Ramos worked at Cantor Fitzgerald and held various accounting and management positions, the last as Chief Financial Officer of their registered broker-dealer based in Los Angeles. From October 1982 to September 1987, Mr. Ramos was an audit manager for Deloitte & Touche LLP, a public accounting firm. Mr. Ramos is a Certified Public Accountant licensed in the State of New York.

Corporate Governance

Board Meetings

The Board of Directors held 12 regular meetings during 2015. Each incumbent director attended at least 75% of his or her Board of Directors meetings and all of his or her committee meetings.

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

Audit Committee of the Board of Directors

The Audit Committee of our Board of Directors currently consists of Ms. Francy, Chairwoman, Ms. Hearn and Mr. Mazzarella. The Board of Directors has determined that Ms. Francy, Ms. Hearn and Mr. Mazzarella is each an “independent director” within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market and within the meaning of the applicable rules and regulations of the Securities and Exchange Commission. The Audit Committee held six meetings during 2015.

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

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Ms. Macon, Chairwoman, Ms. Francy and Mr. Mazzarella. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers and directors. The Compensation Committee also administers our stock option and other employee benefit plans. The Compensation Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with The Nasdaq Stock Market’s independence requirements. The Compensation Committee held no meetings during 2015.

The Compensation Committee evaluates the performance of the Chief Executive Officer in terms of our operating results and financial performance and determines her compensation in connection therewith. For the 2015 fiscal year, the Company did have a Chief Financial Officer and Chief Operating Officer who acted as our principal executive officer.

In accordance with general practice in the securities industry, our executive compensation includes base salaries, an annual discretionary cash bonus, and stock options and other equity incentives that are intended to align the financial interests of our executives with the returns to our shareholders. The Compensation Committee determines compensation of our executive officers (other than the Chief Executive Officer) after carefully reviewing self-evaluations completed by the executive officers, each executive officer’s business responsibilities, current compensation, the recommendation of our Chief Executive Officer and our financial performance. We did not change the 2015 base salaries of any of our executive officer from the levels in effect at the end of 2014. After evaluating our financial performance in 2015, our Compensation Committee did award our executive officer a 100,000 bonus for 2015. In addition, we did not award any stock options or other equity incentives to our executive officer in 2015.

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

Nominating Committee of the Board of Directors

The Nominating Committee of the Board of Directors currently consists of Ms. Hearn, Chairwoman, Ms. Francy and Ms. Macon. The Nominating Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with The Nasdaq Stock Market’s independence requirements. The Nominating Committee did not meet in 2015.

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

Indemnification of Officers and Directors

We indemnify our executive officers and directors to the extent permitted by applicable law against liabilities incurred as a result of their service to us and against liabilities incurred as a result of their service as directors of other corporations when serving at our request. We have a director’s and officer’s liability insurance policy, underwritten by Illinois National Insurance Company, a member of the American International Group, Inc., in the annual aggregate amount of $15 million. As to reimbursements by the insurer of our indemnification expenses, the policy has a $250,000 deductible; there is no deductible for covered liabilities of individual directors and officers.

Annual Shareholders Meeting Attendance Policy

It is the policy of our Board of Directors that all of our directors are strongly encouraged to attend each annual shareholders meeting. All of our directors attended the 2015 annual meeting of shareholders.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers applicable to our chief executive officer, chief financial officer, treasurer, controller, principal accounting officer, and any of our other employees performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is available on our website at https://www.siebertnet.com/html/StartAboutGovernance.aspx.

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

No forms were filed under Section 16(a) or were furnished to us during fiscal 2015. Based solely upon this review, we believe that during fiscal 2015 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, during the years ended December 31, 2015 and 2014, the annual compensation paid to or earned by (1) our Acting Chief Executive Officer and (2) Executive Vice President, Chief Operating in Chief Financial Officer (collectively, the “Named Executive Officers”).

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suzanne Shank (2)	2015	41,669	—	—	—	—	—	—	41,669
Acting Chief Executive Officer	2014	250,000	—	—	—	—	—	—	250,000

Joseph M. Ramos, Jr.(3)	2015	385,000	100,000	—	—	—	—	—	485,000
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2014	385,000	100,000	—	—	—	—	—	485,000

(1)	Represents the dollar amount recognized for financial statement reporting in accordance with ASC Topic 718.

(2)	Ms. Shank was named Active Chief Executive Officer effective September 16, 2013 at a salary of $250,000 annually. Ms. Shank has resigned from her position as Acting Chief Executive Officer of Siebert Financial Corporation effective as of February 27, 2015.

(3)	Mr. Ramos was named to the additional position of Chief Operating Officer effective June 17, 2013.

Grants of Plan-Based Awards

Our Compensation Committee did not approve grants of options to purchase our common stock or other equity awards under our 2007 Long-Term Incentive Plan to any of our Named Executive Officers in 2015.

Outstanding Equity Awards at December 31, 2015

The following table sets forth the outstanding equity award holdings of our Named Executive Officers at December 31, 2015:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Suzanne Shank	—	—	—	—	—	—	—	—	—
Joseph M. Ramos, Jr.	25,000	—	—	2.75	8/11/16	—	—	—	—

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

Compensation of Directors

In September 2013, our non-employee director’s fees were increased annually to $60,000 from $40,000 for service on our Board of Directors. We do not compensate our employees or employees of our subsidiaries for service as directors.

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

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2015. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the Public Company Accounting Oversight Board (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board (United States) regarding “Communication with Audit Committees concerning Independence” and has discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence.

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ended December 31, 2015 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Audit Committee,

Patricia L. Francy, Chairwoman

Nancy Peterson Hearn

Robert P. Mazzarella

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our common stock as of March 13, 2016. The information includes beneficial ownership by each of our directors, the persons named in the Summary Compensation Table, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our common stock. To our knowledge, each person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such person. No persons or groups filed statements with the Securities and Exchange Commission during 2015 disclosing that they held more than 5% of our common stock.

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

Audit Fees

The aggregate fees billed by EisnerAmper LLP for professional services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements were $214,000 for the year ended December 31, 2015 and $212,000 for the year ended December 31, 2014.

Audit-Related Fees

EisnerAmper LLP did not perform any audit-related services during the years ended December 31, 2015 and December 31, 2014.

Tax Fees

EisnerAmper LLP billed aggregate fees of $57,000 during each the years ended December 31, 2015 and December 31, 2014 for tax compliance services, respectively.

All Other Fees. The aggregate fees billed by EisnerAmper LLP during the years ended December 31, 2015 for other products and services totaled $11,000 related to examination of agreements. No other products or services were rendered for the year ended December 31, 2014.

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

The consolidated Financial statements for the year ended December 31, 2015 commence on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index. Exhibit Numbers 10.1, 10.2 and 10.6 are management contracts, compensatory plans or arrangements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
SIEBERT FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Financial Condition at December 31, 2015 and 2014	F-2

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2015	F-3

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2015	F-4

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2015	F-5

Notes to Consolidated Financial Statements	F-6

SIEBERT BRANDFORD SHANK FINANCIAL, llc AND SUBSIDIARY AT 2015 AND 2014

Report of Independent Registered Public Accounting Firm	F-16

Consolidated Statements of Financial Condition at December 31, 2015 and 2014	F-17

Consolidated Statements of Operations for the period from January 1, 2015 to November 9, 2015 and for the years ended December 31, 2014 and 2013	F-18

Consolidated Statements of Changes in Members’ Capital for the period from January 1, 2015 to November 9, 2015 and for the years ended December 31, 2014 and 2013	F-19

Consolidated Statements of Cash Flows for the period from January 1, 2015 to November 9, 2015 and for the years ended December 31, 2014 and 2013	F-20

Notes to Consolidated Financial Statements	F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Siebert Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 30, 2016

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2015	2014
ASSETS

Cash and cash equivalents	$9,420,000	$6,749,000
Cash equivalents - restricted	—	1,532,000
Receivable from brokers	626,000	788,000
Receivable from business sold to former affiliate net of unamortized discount of $908,000 and $1,143,000	2,092,000	1,857,000
Other receivable from former affiliate, including accrued interest of $46,000	4,046,000	—
Securities owned, at fair value	593,000	488,000
Furniture, equipment and leasehold improvements, net	374,000	609,000
Investments in and advances to former affiliate	—	7,979,000
Prepaid expenses and other assets	634,000	718,000
Intangibles, net	—	8,000

	$17,785,000	$20,728,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities, including $171,000 payable to former affiliate in 2015	$2,102,000	$2,176,000

Commitments, contingencies and other - Note J

Stockholders’ equity:

Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, 22,085,126 shares outstanding	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	721,000	3,590,000
Less: 1,126,720 shares of treasury stock, at cost	(4,760,000)	(4,760,000)

	15,683,000	18,552,000

	$17,785,000	$20,728,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
Revenue:
Commissions and fees	$9,155,000	$10,757,000	$11,945,000
Investment banking	40,000	1,830,000	2,418,000
Trading gains, net	575,000	1,351,000	1,976,000
Gain on the disposition of business to former affiliate	—	1,820,000	—
Interest and dividends	326,000	94,000	62,000

	10,096,000	15,852,000	16,401,000

Expenses:
Employee compensation and benefits	5,386,000	8,267,000	9,262,000
Clearing fees, including floor brokerage	1,239,000	1,665,000	2,382,000
Professional fees	3,200,000	4,310,000	5,293,000
Loss related to arbitration settlement	—	4,300,000	—
Advertising and promotion	268,000	248,000	405,000
Communications	595,000	865,000	1,296,000
Occupancy	776,000	788,000	1,046,000
Impairment of intangibles	—	—	300,000
Other general and administrative	1,724,000	2,033,000	2,245,000

	13,188,000	22,476,000	22,229,000

Loss from continuing operations before income taxes	(3,092,000)	(6,624,000)	(5,828,000)
(Benefit) provision for income taxes	(275,000)	(27,000)	19,000
Loss from continuing operations	(2,817,000)	(6,597,000)	(5,847,000)

Discontinued operations:

(Loss) income from equity in earnings of former affiliate, net of $448,000 loss related to disposal of investment in former affiliate in 2015, and income net of income taxes of $275,000 in 2015 and $27,000 in 2014	(52,000)	40,000	(65,000)

Net loss	$(2,869,000)	$(6,557,000)	$(5,912,000)

Net loss per share of common stock

Continuing operation	($.13)	($.30)	($.27)
Discontinued operations	$—	$—	($—
Basic and diluted	($.13)	($.30)	($.27)

Weighted average shares outstanding	22,085,126	22,085,126	22,087,324

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock
	Number Of Shares	$.01 Par Value	Additional Paid -In Capital	Retained Earnings	Number Of Shares	Amount	Total

Balance - January 1, 2013	23,211,846	$232,000	$19,490,000	$16,059,000	1,114,454	$(4,741,000)	$31,040,000
Net loss				(5,912,000)			(5,912,000)
Treasury share purchases					12,266	(19,000)	(19,000)
Balance – 12/31/2013	23,211,846	232,000	19,490,000	10,147,000	1,126,720	(4,760,000)	25,109,000
Net loss				(6,557,000)			(6,557,000)
Balance – 12/31/2014	23,211,846	232,000	19,490,000	3,590,000	1,126,720	(4,760,000)	18,552,000

Net loss				(2,869,000)			(2,869,000)
Balance - December 31, 2015	23,211,846	$232,000	$19,490,000	$721,000	1,126,720	$(4,760,000)	$15,683,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015		2014	2013
Cash Flows From Operating Activities:

Net loss		$(2,869,000)	$(6,557,000)	$(5,912,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		284,000	267,000	130,000
Gain on the disposition of business sold to former affiliate		—	(1,820,000)	—
Equity in (earnings) loss of former affiliate		(671,000)	(67,000)	65,000
Loss on sale of investment in former affiliate		448,000	—	—
Amortization of discount on receivable from former affiliate		(235,000)	(37,000)	—
Accrued interest on note receivable from former affiliate		(46,000)	—	—
Distributions from former affiliate		98,000	13,000	1,212,000
Impairment of intangibles			—	300,000
Changes in:
Cash equivalent - restricted		1,532,000	—	—
Securities owned, at fair value		(105,000)	(82,000)	(151,000)
Receivable from former affiliate investee equity interest		—	(76,000)	—
Receivable from clearing and other brokers		162,000	317,000	818,000
Prepaid expenses and other assets		84,000	33,000	149,000
Accounts payable and accrued liabilities		(74,000)	(685,000)	445,000

Net cash used in operating activities		(1,392,000)	(8,694,000)	(2,944,000)

Cash Flows From Investing Activities:

Purchase of furniture, equipment and leasehold improvements		(41,000)	(154,000)	(520,000)
Distributions from equity investees		—	173,000	6,000
Proceeds from sale of investment in former affiliate		4,000,000	—	—
Collection (payment) of advances to former affiliate		104,000	—	(1,000)

Net cash provided by/ (used in) investing activities		4,063,000	19,000	(515,000)

Cash Flows From Financing Activities:

Purchase of treasury shares		—	—	(19,000)

Net increase (decrease) in cash and cash equivalents		2,671,000	(8,675,000)	(3,478,000)
Cash and cash equivalents - beginning of year		6,749,000	15,424,000	18,902,000

Cash and cash equivalents - end of year		$9,420,000	$6,749,000	$15,424,000
Supplemental Cash Flow Disclosures:
Cash for:
Income taxes paid, net	$		$—	$19,000

Supplemental cash flow disclosure:
Non-cash investing activity:
Note received on sale of investment in former affiliate		$4,000,000

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - BUSINESS

Siebert Financial Corp. (the “Financial”) is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“Siebert”), a Delaware corporation. Siebert’s principal activity is providing online and traditional brokerage and related services to retail investors. In addition, in 2014 Financial began business as a registered investment advisor through a wholly-owned subsidiary, Siebert Investment Advisors, Inc. (“SIA”). SIA offers advice to clients regarding asset allocation and the selection of investments. On November 4, 2014, Siebert sold its capital markets business to an affiliate Siebert Brandford Shank Financial, LLC (“SBSF”)  (see Note B). Another wholly owned subsidiary, Siebert’s Women’s Financial Network Inc. (“WFN”), is engaged in providing products, services and information devoted to women’s financial needs. In the fourth quarter of 2013, management decided to substantially reduce the resources allocated to the WFN operation (see Note F). The accompanying consolidated financial statements include the accounts of Financial and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Financial, Siebert, WFN and SIA collectively are referred to herein as the “Company”.

The municipal bond investment banking business was conducted by Siebert Brandford Shank & Co., LLC, a wholly-owned subsidiary of SBSF and related derivatives transactions were conducted by SBS Financial Products Company, LLC (“SBSFP”), non - controlled investees in which the Company held a 49% and 33% equity interest respectively. Such investees are accounted for by the equity method of accounting (see Note E). The equity method provides that the Company records its share of the investees’ earnings or losses in its results of operations with a corresponding adjustment to the carrying value of its investment. In addition, the investment is adjusted for capital contributions to and distributions from the investees. Operations of SBSFP ceased in December 2014 and on November 9, 2015, the Company sold its 49% membership investment in SBSF back to SBSF (see Note C). The Company’s share of income (loss) from its investees is classified as discontinued operations in the accompanying statements of operations.

NOTE B – SALE OF BUSINESS

On November 4, 2014, the Company, which held a 49% membership interest in, and the other members of, Siebert Brandford Shank & Co., LLC (“SBS”), contributed their SBS membership interest into a newly formed Delaware limited liability company, SBSF, in exchange for the same percentage interests in SBSF. On the same day the Company entered an Asset Purchase Agreement (the “Purchase Agreement”) with SBS and SBSF, pursuant to which the Company sold substantially all of the assets relating to the Company’s capital markets business to SBSF. Pursuant to the Purchase Agreement, SBSF assumed post-closing liabilities relating to the transferred business.

The Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by SBS. The amount payable to the Company on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021. The annual installment payable on March 1, 2016, based on the net income attributable to the capital markets business for the year ended December 31, 2015, which amounted to $493,000 and was paid on March 3, 2016.

Transferred assets of the Company’s capital markets business, consisted of customer accounts and goodwill, which assets had no carrying value to the Company, and the Company recorded a gain on sale of $ 1,820,000, which reflected the fair value of the purchase obligation. Such fair value (Level 3) was based on the present value of estimated annual installments to be received during 2016 through 2020 from forecasted net income of the transferred business plus a final settlement in 2021, discounted at 11.5% (representing SBS’s weighted average cost of capital),

The discount recorded for the purchase obligation is being amortized as interest income using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the year ended December 31, 2015 amounted to $235,000 based on a yield of approximately 12%.

As a result of the Company’s continuing involvement in the capital markets business through its then 49% ownership in SBSF, result of operations of the capital markets business and the gain on sale were not reflected as discontinued operations in the accompanying financial statements.

Note C - Sale of Investment in Affiliate

Discontinued Operations:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. ASU No. 2014-08 is effective prospectively to all new disposals of components (including equity method investees) and new classification as held for sale beginning in fiscal years beginning after December 15, 2014 with early adoption permitted. The company adopted this update in 2015.

The revised standard cannot be applied to a component that was previously disposed of that was initially precluded from discontinued operations because of significant continuing involvement even where there are subsequent changes in the activities with a disposed component that would no longer preclude discontinued operations (See Note B).

On November 9, 2015, the Company sold its 49% membership investment in SBSF back to SBSF for $8,000,000 of which $4,000,000 was paid in cash and the balance of which was paid in the form of a secured junior subordinated promissory note of $4,000,000 (the “SBSF Junior Note”). The sale of the investment in SBSF, which was accounted for by the equity method, represents a strategic shift for the Company based on its significance to the Company’s financial condition and results of operations and the major effect it will have on the Company’s operations and financial results and, accordingly, the Company’s share of operating results of the investment are reflected as discontinued operations in the accompanying statements of operations. The investment was sold for approximately $448,000 less than the carrying value of the investment at November 9, 2015, after adjusting the carrying value of the investment for the Company’s equity in SBSF’s results of operations through such date. Such loss is also included in discontinued operations.

The SBSF Junior Note ranks junior in right of payment to up to $5.0 million of subordinated indebtedness incurred by SBSF at the time of the repurchase closing (the “SBSF Senior Debt”). The SBSF Junior Note is secured by a pledge by SBSF”s post-closing members of a number of the outstanding membership interests of SBSF that at all times will equal no less than 49% of the outstanding SBSF membership interests on a fully diluted basis. The SBSF Junior Note matures on November 9, 2020 and bears interest at a rate per year equal to 8% compounding monthly and payable in full at maturity. Interest accrued on the note through December 31, 2015 amounted to $46,000. The SBSF Junior Note does not require any principal amortization before maturity; however, SBSF has the option to prepay the interest or principal without penalty. The SBSF Junior Note contains covenants and events of defaults that are substantially equivalent to those applicable to the SBSF Senior Debt, including covenants restricting debt and lien incurrence by SBS and SBSF; provided that the SBSF Junior Note is subject to customary intercreditor arrangements with the holders of the SBSF Senior Debt. Immediately upon the dissolution, liquidation, termination or expiration of SBSF or SBS, or a change of control of SBSF or SBS, or sale of all or substantially all of their consolidated assets, SBSF is obligated to prepay all of the then outstanding balance of the SBSF Junior Note.

Note D - Summary Of Significant Accounting Policies

[1]	Cash Equivalents:

Cash equivalents consist of highly liquid investments purchased with an original maturity of 3 months or less. Cash equivalents are carried at fair value and amount to $9,053,000 and $6,179,000 at December 31, 2015 and 2014, respectively, consisting of money market funds.

Cash equivalents – restricted $1,532,000 at December 31, 2014 represented cash invested in a money market fund which served as collateral for a secured demand note payable in the amount of $1,200,000 to SBS which expired and was not renewed and the collateral was released from restricted cash. (see Note J).

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

Note D - Summary Of Significant Accounting Policies (continued)

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

The classification of financial instruments valued at fair value as of December 31, 2015 is as follows:

	2015	2014
Financial Instrument	Level 1	Level 1
Cash equivalents	$9,053,000	$7,711,000
Securities	593,000	488,000
	$9,646,000	$8,199,000

Securities consist of common stock, which is valued on the last business day of the year at the last available reported sales price on the primary securities exchange.

[4]	Income Taxes:

The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of net operating loss carryforwards and temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes and for net operating loss and other carryforwards. A valuation allowance is provided for deferred tax assets based on the likelihood of realization.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a loss from continuing operations and a net loss for each of the years ended December 31, 2015, 2014 and 2013. Accordingly, basic and diluted per share data are the same for each year as the effect of stock options is anti-dilutive. In 2015, 2014 and 2013, 265,000, 265,000 and 350,000 common shares, respectively, issuable upon the exercise of options were not included in the computation.

Note D - Summary Of Significant Accounting Policies (continued)

[9]	Revenue:

Commission revenues and related clearing expenses are recorded on a trade-date basis. Fees, consisting principally of revenue participation with the Company’s clearing broker in distribution fees and interest are recorded as earned. In 2015 and 2014, fees also include investment advisory fees, which are recorded as earned.

Investment banking revenue, which relates to the capital markets business which was sold in 2014 (See Note B), includes gains and fees, net of syndicate expenses, arising from underwriting syndicates in which the Company participates. Investment banking management fees are recorded on the offering date, sales concessions on the settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

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

Note E - Investment In former Affiliates

Investment in and advances to, equity in income / (loss) of, and distributions received from, affiliates consist of the following:

December 31, 2015	SBSF	SBSFPC	TOTAL

Income from equity investee	$671,000	—	671,000
Distributions	$98,000	—	98,000

December 31, 2014	SBSF	SBSFPC	TOTAL

Investment and advances	$7,979,000	—	7,979,000
Income (loss) from equity investees	$84,000	(17,000)	67,000
Distributions	$13,000	173,000	186,000

December 31, 2013	SBS	SBSFPC	TOTAL

Investment and advances	$7,832,000	190,000	8,022,000
Income (loss) from equity investees	$94,000	(159,000)	(65,000)
Distributions	$1,212,000	6,000	1,218,000

Siebert and two individuals (the “Principals”) formed SBS to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert.

Pursuant to the terms of the Operating Agreement, Financial and each of the Principals owned a 33.33% interest in SBSFPC which engaged in derivatives transactions related to the municipal underwriting business. The Operating Agreement provided that income/(loss) be shared 66.66% by the Principals and 33.33% by Financial. SBSFPC ceased operations in December 2014.

Balance sheet data for 2015 is as of November 9 subsequent to the redemption of the Company’s interest, Revenue and net income for 2015 is for the period from January 1 through November 9.

Summarized consolidated financial data of SBSF and SBS in 2015 and 2014 and financial data for SBS in 2013 follows:

	2015		2014	2013

Total assets, including secured demand note of $1,200,000 in 2014 due from Siebert	$30,903,000		$28,518,000
Total liabilities, including obligations to Siebert of $6,051,000 to in 2015 and $3,057,000 in 2014	23,254,000		12,458,000
Total members’ capital	7,649,000		16,060,000
Regulatory minimum net capital requirement	250,000		250,000
Total revenue	27,774,000		24,806,000	$24,965,000
Net income	1,369,000	(a)	171,000	193,000

(a)	Includes interest expense on purchase obligation payable to Siebert of $195,000.

During 2015, 2014 and 2013 Siebert charged SBS $100,000 for each year, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

In 2015, 2014 and 2013 Siebert earned interest income of $32,000, $48,000 and $48,000, respectively, from SBS in connection with subordinated loans available or made to SBS and Siebert paid SBS interest earned on restricted cash equivalents of $1,000, $1,028 and $1,500 in 2015, 2014 and 2013, respectively. In addition, in 2015 and 2014, Siebert earned interest income of $235,000 and $36,000, respectively from SBSF on the purchase obligation in connection with the sale of the capital markets business (see Note B) and in 2015, Siebert earned interest income of $46,000 from SBSF on the receivable arising from the redemption of its ownership interest (see Note C).

Note E - Investment In former Affiliates (continued)

Summarized financial data of SBSFPC is as follows:

	2014	2013

Total assets	$26,000
Total liabilities	26,000
Total members’ capital	0
Total revenue	0	$(222,000	)*
Net loss	(51,000)	(478,000)

*Negative balance was attributable to loss on derivative contracts

In July 2013, as a result of the filing of a bankruptcy petition by the City of Detroit, SBSFPC unwound certain derivative contracts with a financial institution pursuant to the terms of the contracts. The contracts were recorded as liabilities with a carrying value of $123,063,000. In connection therewith, SBSFPC assigned certain derivative contracts with the City of Detroit to the financial institution, which were recorded as assets with a carrying value of $123,063,000. No gain or loss was recognized by SBSFPC as a result of the unwinding and assignment of these derivative contracts and SBSFPC has no continuing obligations or rights with respect to the derivative contracts. During the quarter ended March 31, 2013 SBSFPC incurred a loss of $241,000 on the write down in value of the derivative contracts with the City of Detroit to adjust their carrying value to the carrying value of the derivative contracts with the financial institution. The Company received distributions from SBSFPC of $173,000 during 2014 which is shown on the statement of cash flows as an investing activity as they represent a return of capital.

Effective September 16, 2013, Suzanne Shank, one of the Principals having 25.5% ownership in SBS and 33.3% interest in SBSFP became the Company’s chief executive officer. On March 3, 2015, Ms. Shank completed her role as acting chief executive officer of the Company to devote full time to her continuing position as chief executive officer of SBSF.

Note f - Furniture, Equipment And Leasehold Improvements, Net

Furniture, equipment and leasehold improvements consist of the following:

	December 31,
	2015	2014

Equipment	$375,000	$524,000
Leasehold improvements	549,000	546,000
Furniture and fixtures	44,000	43,000
	968,000	1,113,000
Less accumulated depreciation and amortization	(594,000)	(504,000)

	$374,000	$609,000

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 amounted to 276,000, $257,000 and $120,000, respectively.

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

Note F - Intangible Assets (continued)

Intangible assets consist of the following:

	December 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Accumulated
Amortizable intangible assets:
Website, content and non-compete	$1,850,000	1,850,000	$1,850,000	1,850,000
Retail brokerage accounts	2,638,000	2,638,000	2,638,000	2,630,000
	$4,488,000	4,488,000	$4,488,000	4,480,000

Amortization expense		$8,000		$10,000

During the fourth quarter of 2013, as a result of management’s continuing strategic review of its operations, the Company determined to substantially reduce the amount of resources allocated to the WFN domain. Accordingly, the Company wrote off the remaining carrying value of the intangible asset of $300,000. No significant residual value is estimated for the asset.

Note G - Income Taxes

Financial files a consolidated federal income tax return with its subsidiaries.

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2015	2014	2013

Federal income tax (benefit) expense:

Current	$(228,000)	$(22,000)	$19,000
Deferred	—	—	—
	(228,000)	(22,000)	19,000

State and local:

Current	(47,000)	(5,000)	—
Deferred	—	—	—
	(47,000)	(5,000)	—

Total:
Current	(275,000)	(27,000)	19,000
Deferred	—	—	—
	$(275,000)	$(27,000)	$19,000

Income tax benefit in 2015 and 2014 represent the utilization of the loss from continuing operations against income from discontinued operations, exclusive in 2015 of the capital loss from disposal of the investment in the former affiliate. The provision for income taxes in 2013 represents a federal minimum tax assessment of $19,000, including $4,000 of interest and penalties, relating to 2012.

Reconciliation between the income tax (benefit) provision and income taxes computed by applying the statutory Federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013

Expected income tax benefit at statutory Federal tax rate (34%)	$(1,051,000)	$(2,251,000)	$(2,004,000)
State and local taxes, net of Federal tax effect	(68,000)	(464,000)	(413,000)
Increase in valuation allowance	784,000	2,551,000	2,342,000
Permanent difference	13,000	39,000	46,000
Other	47,000	98,000	48,000

Income tax (benefit) expense	$(275,000)	$(27,000)	$19,000

Note G - Income Taxes (Continued)

The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss credit carryforwards	$9,456,000	$8,046,000
Capital loss carryforwards	395,000	24,000
Alternative minimum tax carryforward	—	9,000
Employee stock based compensation	237,000	237,000
Retail brokerage accounts (c)	140,000	211,000
Contribution carryover	178,000	223,000
Furniture, equipment and leasehold improvements	181,000	115,000
Accrued expenses	252,000	337,000
Investment in former affiliate (a)	—	736,000
Other	44,000	30,000

Total	10,883,000	9,968,000
Valuation allowance	(10,002,000)	(9,218,000)

Net deferred tax assets	881,000	750,000
Deferred tax liability:
Receivable from affiliate (b)	(881,000)	(750,000)

	$0	$0

(a)	Attributable to non-deductible bonus accrued at December 31, 2014 by an affiliate, which was deducted in 2015.

(b)	Relates to receivable from business sold to affiliate treated as an installment sale for tax purposes.

(c)	Related to acquired retail discount brokerage accounts, which are being amortized over 15 years for tax purposes and have been fully amortized for financial reporting purposes.

Due to cumulative losses incurred by the Company during the current and prior two years, the Company is unable to conclude that it is more likely than not that it will realize its deferred tax asset in excess of the deferred tax liability and, accordingly, has recorded a valuation allowance to fully offset such amount at December 31, 2015 and 2014.

At December 31, 2015, the Company has state net operating loss carryforwards aggregating $15.4 million, which expires from 2029 through 2035. In addition, the Company has federal net operating loss carryforwards of $20.3 million at December 31, 2015, which expires from 2030 through 2035. The Company also has additional federal net operating loss carryforwards of $350,000 at December 31, 2015 which is attributable to WFN and expires through 2020. Utilization of WFN’s federal net operating loss carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code.

The Company applied the “more-likely-than not” recognition threshold to all tax positions taken or expected to be taken in a tax return which resulted in no unrecognized tax benefits reflected in the financial statements as of December 31, 2015. The Company classifies interest and penalties that would accrue according to the provisions of relevant tax law as income taxes.

Tax years 2012 and thereafter are subject to examination by federal and certain tax authorities. For other states the 2010 through 2013 tax years remain open to examination. The Company is currently under tax examination by New York State for the years 2012 to 2014 and by the state of Illinois for the year 2012.

Note H - Stockholders’ Equity

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2015 and 2014, Siebert had net capital of approximately $8,131,000 and $5,100,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii) as it clears its customer transactions through an unaffiliated clearing firm on a fully disclosed basis.

Note h - Stockholders’ Equity (continued)

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time in the open market and in private transactions. During 2013, the Company repurchased 12,266 shares of common stock at an average price of $1.56. No shares were purchased during 2014 or 2015. As of December 31, 2015, 129,137 of common shares have been repurchased pursuant to such authorization.

Note I - Options

The Company’s 2007 Long-Term Incentive Plan (the “Plan”) authorizes the grant of options to purchase up to an aggregate of 2,000,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall not be less than the fair market value on the date of grant. No option may be granted under the Plan after December 2017. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. At December 31, 2015, options for 1,760,000 shares of common stock are available for grant under the Plan.

A summary of the Company’s stock option transactions for the three years ended December 31, 2015 is presented below:

		2015		2014		2013
		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - beginning of the year		265,000	3.02	350,000	3.10	400,000	3.33
Cancelled				(60,000)	3.05	—	—
Forfeited				—		(25,000)	5.06
Expired				(25,000)	4.04	(25,000)	4.75

Outstanding - end of year	(a)	265,000	3.02	265,000	3.02	350,000	3.10

Fully vested and exercisable at end of year	(a)	265,000	3.02	265,000	3.02	350,000	3.10

(a)	Weighted average remaining contractual terms of 2.51 years and no aggregate intrinsic value.

For the years ended December 31, 2015, 2014 and 2013, no stock options were granted.

As of December 31, 2015, there was no unrecognized compensation cost.

Note J - Commitments, Contingencies And Other

(1)	Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2015, 2014 or 2013. Credit risk represents the potential loss that would occur if counterparties fail to perform pursuant to the terms of their obligations. The Company is subject to credit risk to the extent a custodian or broker with whom it conducts business is unable to fulfill contractual obligations.

(2)	In the ordinary course of business the Company is named a party to certain claims, suits and complaints. In the opinion of management, pending matters are without merit, and their ultimate outcome will not have a significant effect on the financial position or results of operations of the Company.

Note J - Commitments, Contingencies And Other (continued)

(3)	In July 2014, the Company entered into a settlement agreement in regards to a dispute with a former employee, in which the former employee sought, among other things, damages arising from his separation from the Company. The Company asserted counter claims in the arbitration. Pursuant to the settlement, the Company paid $4,300,000 to the former employee, and the claims and counterclaims have been dismissed and released. The accompanying 2014 statement of operations reflects a charge to give effect to the settlement.

(4)	The Company rents discount retail brokerage and other office space under long-term operating leases expiring in various periods through 2017. These leases call for base rent plus escalations for taxes and operating expenses.

Future minimum base rental payments under these operating leases are as follows:

Year Ending December 31,	Amount

2016	541,000
2017	90,000
$631,000

Rent expense, including escalations for operating costs, amounted to approximately $776,000, $788,000 and $1,046,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

(5)	Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2015, 2014 and 2013.

(6)	Siebert was party to a Secured Demand Note Collateral Agreement with SBS which obligated Siebert to lend SBS, on a subordinated basis, up to $1,200,000. The secured demand note payable held by SBS and a related $1,200,000 receivable due from SBS are included in investments in and advances to former affiliate in the accompanying consolidated statement of financial condition of December 31, 2014. Amounts that Siebert was obligated to lend under this arrangement was collateralized by cash equivalents of $1,532,000. Any amounts loaned bore interest at 4% per annum. On August 31, 2015, the facility expired and was not renewed and the collateral was released from restricted cash.

Note k - Summarized Quarterly Financial Data (Unaudited)

	2015					2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Revenue	$2,624,000	2,104,000	2,536,000	2,832,000		$3,718,000	3,705,000		3,454,000	4,975,000
Net income (loss)	$(1,534,000)	(407,000)	(728,000)	(200,000	)(c)	$28,000	(6,077,000	)(a)	(1,456,000)	948,000	(b)
Earnings (loss) per share:
Continuing operations	$(.07)	(.02)	(.04)	(.00)		$.00	(.28)		(.07)	.04
Discontinued operations	$—	—	.01	(.01)		$—	—		—	.00

Basic and diluted

(a)	Includes $4,300,000 loss (.19 per share) related to arbitration settlement (see Note J3).

(b)	Includes $1,820,000 gain ($0.08 per share) related to sale of business.
(c)	Includes $448,000 loss ($0.02 per share) related to disposal of investment in former affiliate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers
Siebert Brandford Shank Financial, LLC
Siebert Brandford Shank & Co., L.L.C.
New York, New York

We have audited the accompanying consolidated statement of financial condition of Siebert Brandford Shank Financial, LLC and subsidiary (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, changes in members’ capital and cash flows for the period from January 1, 2015 to November 9, 2015 and for the year ended December 31, 2014. In addition, we have audited the accompanying statement of operations, changes in members’ capital and cash flows of Siebert Brandford Shank & Co., LLC (the “Company”) for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, (i) the consolidated financial position of Siebert Brandford Shank Financial, LLC and subsidiary as of December 31, 2014 and consolidated results of their operations and their cash flows for the period from January 1, 2015 to November 9, 2015 and for the year ended December 31, 2014 and (ii) the results of operations and cash flows of Siebert Brandford Shank & Co. LLC for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 30, 2016

Siebert Brandford Shank Financial, LLC and Subsidiary

Consolidated Statement of Financial Condition

December 31, 2014

ASSETS
Cash and cash equivalents	$20,065,062
Accounts receivable	1,593,614
Due from broker	2,522,557
Secured demand note	1,200,000
Goodwill - Note B	1,001,000
Issuer relationships, net of amortization of $41,212 - Note B	777,788
Furniture, equipment and leasehold improvements, net	684,736
Other assets	673,276

$28,518,033

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Payable to affiliate	$104,320
Asset purchase obligation payable to affiliate, net of unamortized discount of $1,143,359	1,856,641
Accounts payable and accrued expenses	4,747,648
Deferred rent	549,287
7,257,896

Subordinated debt	5,200,000

Total liabilities	12,457,896
Commitments (Note G)
Members’ capital	16,060,137

$28,518,033

See notes to consolidated financial statements

Statements of Operations

		Years Ended December 31,
	Period from January 1, 2015 to November 9, 2015	2014	2013

	Siebert Brandford Shank Financial, LLC	Siebert Brandford Shank Financial, LLC	Siebert Brandford Shank & Co. LLC
	and Subsidiary	and Subsidiary
Revenues:
Investment banking	$23,786,122	$20,949,508	$20,847,546
Trading profits	3,888,139	3,670,726	4,114,958
Commissions	473,117	182,771	—
Interest and other	4,116	3,395	2,817

	28,151,494	24,806,400	24,965,321

Expenses:
Employee compensation and benefits	19,044,368	17,819,595	18,619,549
Clearing fees	469,014	383,538	122,209
Communications	1,015,599	929,496	889,207
Occupancy	898,897	1,186,967	1,088,755
Professional fees	1,187,892	895,951	528,313
Interest, including amortization of discount (including $200,745, 84,691 and 48,000 to affiliate)	248,637	136,936	48,000
State and local income tax	66,818	31,901	36,326
General and administrative (including $100,000, 100,000 and 100,000 to affiliate)	3,850,900	3,251,269	3,440,071

	26,782,125	24,635,653	24,772,430

Net income	$1,369,369	$170,747	$192,891

See notes to financial statements

SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY

Consolidated Statements of Changes in Members’ Capital

Balance - January 1, 2013 (a)	$18,196,500
Distributions to members	(2,473,529)
Net income	192,891

Balance - December 31, 2013 (a)	15,915,862
Distributions to members	(26,472)
Net income	170,747

Balance - December 31, 2014	16,060,137
Distributions to members	(200,000)
Net income	1,369,369

Balance - November 9, 2015 (b)	$17,229,506

(a)	Represents members’ capital of Siebert, Brandford, Shank & Co., L.L.C.

(b)	Represents members’ capital prior to giving effect to redemption of interest of Muriel Siebert & Co., Inc. and other member and related capital contributions which in part funded such redemptions.

See notes to consolidated financial statements

Statements of Cash Flows

		Years Ended December 31,
	Period from January 1, 2015 to November 9, 2015	2014	2013
	SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY	SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY	SIEBERT, BRANDFORD, SHANK & CO., LLC
Cash flows from operating activities:
Net income	$1,369,369	$170,747	$192,891
Adjustments to reconcile net income to net cash (used in) /provided by operating activities:
Amortization of discount on obligation due affiliate	194,581	36,641	—
Depreciation and amortization	408,577	267,973	250,154
Changes in:
Accounts receivable	(750,051)	(1,031,467)	395,913
Due to clearing broker	9,410,526	(2,514,399)	(2,328,918)
Securities owned, at fair value	(8,603,054)	0	11,264,998
Other assets	(28,001)	(54,533)	139,264
Payable to (receivable from) former affiliate	(52,898)	76,056	36,929
Accounts payable and accrued expenses	1,699,037	741,040	(1,368,577)
Bank overdraft	—	(1,225,779)	1,225,779
Deferred rent	(95,936)	(72,788)	(9,740)

Net cash (used in) /provided by operating activities	3,552,150	(3,606,509)	9,798,693

Cash flows from investing activities:
Purchase of leasehold improvements and equipment	(41,746)	(89,364)	(47,759)

Cash flows from financing activities:
Distributions to members	(200,000)	(26,472)	(2,473,529)
Subordinated borrowings	—	9,000,000	—
Subordinated repayments	(4,000,000)	(5,000,000)	—

Net cash provided by/ (used in) financing activities	(4,200,000)	3,973,528	(2,473,529)

Net increase/(decrease) in cash and cash equivalents	(689,596)	277,655	7,277,405
Cash and cash equivalents - beginning of period	20,065,062	19,787,407	12,510,002

Cash and cash equivalents - end of period	$19,375,466	$20,065,062	$19,787,407

Supplemental disclosures of cash flow information:
Taxes paid	$39,068	$24,323	$28,177
Interest paid	$46,176	$100,295	$48,000

Non-cash investing and financing activities:

Note payable for purchase of business from affiliate		1,820,000

Intangible assets acquired related to business acquired from affiliate:

Issuer relationships		(819,000)

Goodwill		(1,001,000)

Non cash investing and financing activities:
Repayment of subordinated borrowing from former affiliate by cancellation of related secured demand note receivable from former affiliate	$1,200,000

See notes to financial statements

SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY

Notes to Financial Statements

NOTE A – BUSINESS ORGANIZATION:

Siebert Brandford Shank Financial, LLC (“SBSF” or the “Company”) was organized on November 4, 2014 and through its wholly owned subsidiary, Siebert, Brandford, Shank & Co., L.L.C. (“SBS”), engages in the business of tax-exempt underwriting and related trading activities and, commencing on November 4, 2014, the capital markets business (see Note B). The Company qualifies as a Minority and Women Owned Business Enterprise in certain municipalities.

On November 9, 2015, SBSF redeemed Muriel Siebert & Co., Inc., 49% membership interest in addition to the 25.5% membership interest of another member. The accompanying 2015 financial statements are prepared immediately prior to, and do not give effect to such transactions or the related debt and equity financing funding such transactions.

NOTE B – BUSINESS ACQUISITION

On November 4, 2014, the members of SBS contributed their membership interest into a newly formed Delaware limited liability company, Siebert Brandford Shank Financial, LLC (“SBSF”), in exchange for the same percentage interests in SBSF. On the same day Muriel Siebert & Co., Inc., (“Siebert”) entered an Asset Purchase Agreement (the “Purchase Agreement”) with SBS and SBSF, pursuant to which Siebert sold substantially all of the assets relating to Siebert’s capital markets business to SBSF. Pursuant to the Purchase Agreement, SBSF assumed post-closing liabilities relating to the transferred business. An individual having a 25.5% membership interest in SBS prior to the contribution of membership interests to SBSF, was Siebert’s chief executive officer.

The Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by SBS. The amount payable on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021. The annual installment payable on March 1, 2016 is based on the net income attributable to the capital markets business for the year ended December 31, 2015, and amounted to $493,000.

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

Since the date of acquisition, revenue of $199,000 and net loss of $129,000 attributable to the capital markets business is included in the accompanying statement of operations for the year ended December 31, 2014.

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

SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY

Notes to Financial Statements

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

See Note C (4) for financial instruments measured at fair value.

SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY

Notes to Financial Statements

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4]	Cash equivalents:

Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less at time of purchase. Cash equivalents, which are valued at fair value, consist of money market funds which amounted to $15,965,885 at December 31, 2014 (Level 1). The Company maintains its assets with financial institutions which may at times exceed federally insured limits. In the event of financial institutions insolvency, recovery of the assets may be limited.

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

NOTE D - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, 2014 consists of the following:

2014

Payable to affiliate (a)	$1,200,000
Payable to clearing broker (b)	4,000,000

$5,200,000

(a)	Consists of a Secured Demand Note Collateral Agreement payable to Siebert, an indirect member of the Company, bearing 4% interest and which expired and was repaid on August 31, 2015 through an offset against a $1,200,000 secured demand note receivable due from Siebert. Interest expense paid to Siebert in each of 2015, 2014 and 2013 amounted to $32,000, 48,000 and 48,000 respectively.

The secured demand note receivable of $1,200,000 was collateralized by cash equivalents of Siebert of approximately $1,532,000 which expired and was repaid on August 31, 2015. Interest earned on the collateral amounted to approximately $1,000, $1,028 and $1,500 in 2015, 2014 and 2013, respectively.

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

SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY

Notes to Financial Statements

NOTE E - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements consist of the following:

12/31/2014

Equipment	$926,654
Furniture and leasehold improvements	1,718,826

2,645,480
Less accumulated depreciation and amortization	1,960,744

$684,736

Depreciation and amortization expense for the period ended November 9, 2015 amounted to $160,046, For the periods ended December 31,2014 and 2013 the expense amounted to $226,761 and $250,154 respectively.

NOTE F - NET CAPITAL

SBS is subject to the SEC’s Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2014, SBS had net capital of $22,807,796 which was $22,557,796, in excess of its required net capital and its ratio of aggregate indebtedness to net capital was 0.16 to 1. SBS claims exemption from the reserve requirements under Section 15c3-3(k)(2)(ii).

NOTE G - COMMITMENTS

SBS rents office space under long-term operating leases expiring through 2026. These leases call for base rent plus escalations for property taxes and other operating expenses.

SBSF rents office space under long-term operating leases expiring through 2020. These leases call for base rent plus escalations for property taxes and other operating expenses. Future minimum base rent under these operating leases as of December 31, 2014 are as follows:

December 31, 2014	Amount
2015	$1,043,000
2016	886,000
2017	639,000
2018	627,000
2019	587,000
Thereafter	185,000
$3,967,000

Rent expense, including taxes and operating expenses for 2015, 2014 and 2013 amounted to $1,055,944, $1,186,967 and $1,088,755, respectively.

In prior years, SBS purchased leasehold improvements of approximately $620,000 which were reimbursed by the landlord. SBS recorded such reimbursement as a credit to deferred rent liability, which is being recognized as a reduction of rental expense on a straight-line basis over the term of the lease.

Rent expense is being charged to operations on a straight-line basis resulting in a deferred rent liability which, including the reimbursement discussed above amounted to $549,287 at December 31, 2014.

SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY

Notes to Financial Statements

NOTE H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

December 31,
2014

Accounts payable	$313,285
Accrued bonus and other employee compensation	4,233,521
Other accrued expenses	200,842

$4,747,648

NOTE I - OTHER

During each of 2015, 2014, 2013 SBS was charged $100,000 by Siebert for general and administrative services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Joseph M. Ramos, Jr.
Joseph M. Ramos, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary
(principal executive, financial and accounting officer)

Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Executive Vice President, Chief Operating Officer and Chief Financial Officer and Secretary (principal financial and accounting officer)
/s/ Joseph M. Ramos, Jr.		March 30, 2016
Joseph M. Ramos, Jr.

/s/ Patricia L. Francy	Director	March 30, 2016
Patricia L. Francy

/s/ Jane H. Macon	Director	March 30, 2016
Jane H. Macon

/s/ Robert P. Mazzarella	Director	March 30, 2016
Robert P. Mazzarella

/s/ Nancy Peterson Hearn	Director	March 30, 2016
Nancy Peterson Hearn

EXHIBIT INDEX

Exhibit No.	Description Of Document

2.1	Plan and Agreement of Merger between J. Michaels, Inc. (“JMI”) and Muriel Siebert Capital Markets Group, Inc. (“MSCMG”), dated as of April 24, 1996 (“Merger Agreement”) (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

2.2	Amendment No. 1 to Merger Agreement, dated as of June 28, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

2.3	Amendment No. 2 to Merger Agreement, dated as of September 30, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

2.4	Amendment No. 3 to Merger Agreement, dated as of November 7, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

3.1	Certificate of Incorporation of Siebert Financial Corp., formerly known as J. Michaels, Inc. originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

3.2	By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S- 1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998)

10.1**	Siebert Financial Corp. 1998 Restricted Stock Award Plan (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.2**	Siebert Financial Corp. 1997 Stock Option Plan (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.3	Siebert, Brandford, Shank & Co., LLC Operating Agreement, among Siebert, Brandford, Shank & Co., L.L.C., Muriel Siebert & Co., Inc., Napoleon Brandford III and Suzanne F. Shank, dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.4	Services Agreement, between Siebert, Brandford, Shank & Co., L.L.C. and Muriel Siebert & Co., Inc., dated as of March 10, 1997 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.5	Operating Agreement of SBS Financial Products Company, LLC, dated effective as of April 19, 2005, by and among Siebert Financial Corp., Napoleon Brandford III and Suzanne Shank. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2005)

10.6**	Siebert Financial Corp. 2007 Long-Term Incentive Plan (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-144680) filed with the Securities and Exchange Commission on July 18, 2007)

10.7*	Fully Disclosed Clearing Agreement, by and between National Financial Services LLC and Muriel Siebert & Co., Inc. dated May 5, 2010. (incorporated by reference to Siebert Financial Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010)

21	Subsidiaries of the registrant (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001)

23	Consent of Independent Auditors

31.1	Certification of Joseph M. Ramos, Jr. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended.

**	Management contract or compensatory plan or arrangement.