Form 10-Q
period 2016-03-31
SIEBERT FINANCIAL CORP
filed 2016-05-16
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 2, 2016, there were 22,085,126 shares of Common Stock, par value $.01 per share outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Financial Condition

	March 31, 2016 (unaudited)	December 31, 2015

ASSETS

Cash and cash equivalents	$8,639,000	$9,420,000
Receivable from brokers	525,000	626,000
Receivable from business sold to former affiliate net of unamortized discount of $849,000 and $908,000	1,658,000	2,092,000
Other receivable from former affiliate, including accrued interest of $127,000 and $46,000	4,127,000	4,046,000
Securities owned, at fair value	677,000	593,000
Furniture, equipment and leasehold improvements, net	324,000	374,000
Advance to former affiliate	82,000	—
Prepaid expenses and other assets	646,000	634,000

	$16,678,000	$17,785,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities, including $171,000 payable to former affiliate on December 31,2015	$1,496,000	$2,102,000

Commitments and contingent liabilities - Note 11

Stockholders’ equity:

Common stock, $.01 par value; 49,000,000 shares authorized, 23,211,846 shares issued, 22,085,126 shares outstanding at March 31, 2016 and December 31, 2015, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
Retained earnings	220,000	721,000
Less: 1,126,720 shares of treasury stock, at cost	(4,760,000)	(4,760,000)

	15,182,000	15,683,000

	$16,678,000	$17,785,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2016		2015
Revenues:
Commissions and fees		$2,078,000	$2,377,000
Investment banking		12,000	8,000
Trading profits		265,000	169,000
Interest and dividends		143,000	70,000
		2,498,000	2,624,000
Expenses:
Employee compensation and benefits		1,287,000	1,422,000
Clearing fees, including floor brokerage		238,000	401,000
Professional fees		670,000	759,000
Advertising and promotion		66,000	64,000
Communications		130,000	159,000
Occupancy		182,000	203,000
Other general and administrative		426,000	406,000
		2,999,000	3,414,000

Loss from continuing operations		(501,000)	(790,000)

Discontinued operations:

Share of loss from former affiliate			(744,000)

Net loss		$(501,000)	$(1,534,000)

Net loss per share of common stock -
Continuing operations		$(.02)	$(0.04)
Discontinued operations	$		$(0.03)
Basic and diluted		$(.02)	$(0.07)

Weighted average shares outstanding -
Basic		22,085,126	22,085,126
Diluted		22,085,126	22,085,126

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:

Net loss	$(501,000)	$(1,534,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,000	70,000
Share of loss from former affiliate		744,000
Interest accrued on note receivable from business sold to former affiliate	(140,000)	(56,000)
Changes in:
Securities owned, at fair value	(84,000)	(30,000)
Advance to former affiliate	(82,000)
Receivable from brokers	101,000	102,000
Prepaid expenses and other assets	(12,000)	(5,000)
Accounts payable and accrued liabilities	(606,000)	(452,000)

Net cash used in operating activities	(1,256,000)	(1,161,000)

Cash Flows From Investing Activities:

Purchase of furniture, equipment and leasehold improvements	(18,000)	(17,000)
Collection of receivable from former affiliate	493,000	2,000

Net cash provided by (used in) investing activities	475,000	(15,000)

Net decrease in cash and cash equivalents	(781,000)	(1,176,000)
Cash and cash equivalents - beginning of period	9,420,000	6,749,000

Cash and cash equivalents - end of period	$8,639,000	$5,573,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2016 and 2015
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2015 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Because of the nature of the Company’s business, the results of operations for the three months ended March 31, 2016 are not necessarily indicative of operating results for the full year.

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

The SCM Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SBSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SBSF to, and operated by SBS. The amount payable to the Company on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SBS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021. The annual installment payable on March 1, 2016 was based on the net income attributable to the capital markets business for the year ended December 31, 2015, which amounted to $493,000.

The fair value of the purchase obligation was based on the present value of estimated annual installments to be received during 2016 through 2020 from forecasted net income of the transferred business plus a final settlement in 2021, discounted at 11.5% (representing SBS’s weighted average cost of capital). The discount recorded for the purchase obligation will be amortized as interest income using an effective yield, initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the period ended March 31, 2016 amounted to approximately $59,000 based on a yield of approximately 12%.

3.	Discontinued Operations:

On November 9, 2015, the Company sold its 49% membership investment in SBSF back to SBSF for $8,000,000 of which $4,000,000 was paid in cash and the balance of which was paid in the form of a secured junior subordinated promissory note of $4,000,000 (the “SBSF Junior Note”). The sale of the investment in SBSF, which was accounted for by the equity method, represents a strategic shift for the Company based on its significance to the Company’s financial condition and results of operations and the major effect it will have on the Company’s operations and financial results and, accordingly, the Company’s share of operating results of the investment are reflected as discontinued operations in the accompanying 2015 statements of operations. The investment was sold for approximately $448,000 less than the carrying value of the investment at November 9, 2015, after adjusting the carrying value of the investment for the Company’s equity in SBSF’s results of operations through such date.

The SBSF Junior Note ranks junior in right of payment to up to $5.0 million of subordinated indebtedness incurred by SBSF at the time of the repurchase closing (the “SBSF Senior Debt”). The SBSF Junior Note is secured by a pledge by SBSF’s post-closing members of a number of the outstanding membership interests of SBSF that at all times will equal no less than 49% of the outstanding SBSF membership interests on a fully diluted basis. The SBSF Junior Note matures on November 9, 2020 and bears interest at a rate per year equal to 8% compounding monthly and payable in full at maturity. Interest accrued on the note for the three months ended March 31, 2016 amounted to $81,000. The SBSF Junior Note does not require any principal amortization before maturity; however, SBSF has the option to prepay the interest or principal without penalty. The SBSF Junior Note contains covenants and events of defaults that are substantially equivalent to those applicable to the SBSF Senior Debt, including covenants restricting debt and lien incurrence by SBS and SBSF; provided that the SBSF Junior Note is subject to customary intercreditor arrangements with the holders of the SBSF Senior Debt. Immediately upon the dissolution, liquidation, termination or expiration of SBSF or SBS, or a change of control of SBSF or SBS, or sale of all or substantially all of their consolidated assets, SBSF is obligated to prepay all of the then outstanding balance of the SBSF Junior Note.

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

The classification of financial instruments valued at fair value as of March 31, 2016, is as follows:

Financial Instruments	Level 1

Cash equivalents	$8,297,000
Securities	677,000
$8,974,000

Cash equivalents primarily represent investments in money market funds. Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange.

6.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for the three months ended March 31, 2016 and March 31, 2015 respectively. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares of underlying stock options not included in the diluted computation amounted to 265,000 in 2016 and 2015.

7.	Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of March 31, 2016, Siebert had net capital of approximately $7,977,000 as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under section 15c3-3(k)(2)(ii).

8.	Revenue:

Commission revenues and related clearing expenses are recorded on a trade-date basis. Fees, consisting principally of revenue participation with the Company’s clearing broker in distribution fees, and interest are recorded as earned.

Investment banking revenue includes advisory fees charged clients thru SIA.

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

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Under this program, shares are purchased from time to time, at management’s discretion, in the open market and in private transactions. The Company did not purchase any shares during the three months ended March 31, 2016.

There were no stock option transactions during the three months ended March 31, 2016. At March 31, 2016, there were 265,000 outstanding options at a weighted average exercise price of $3.02, all of which were fully vested and exercisable. As of March 31, 2016, there were no unrecognized compensation costs.

10.	Investment in former affiliate:

Siebert Brandford Shank Financial, LLC (“SBSF”)

Summarized financial data of SBSF

SBSF March 31, 2015
Total assets, including secured demand note of $1,200,000 due from Siebert	$26,480,000
Total liabilities, including subordinated liabilities of $1,200,000 due to Siebert	11,972,000
Total members’ capital	14,508,000
Regulatory minimum net capital requirement	250,000
Total revenues	4,049,000
Net loss	(1,521,000)

Siebert’s share of SBSF’S consolidated net loss for the three months ended March 31, 2015 amounted to $744,000.

Siebert charged SBS $17,000 and $25,000 during the three months ended March 31, 2016 and March 31, 2015 respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert made advances, net of collections, to SBSF of $82,000 and $14,000 during the three months ended March 31, 2016 and March 31, 2015 respectively. Siebert received a $16,000 distribution from SBSF during the three months ended March 31, 2015.

11.	Contingencies and Commitments:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months ended March 31, 2016 and 2015.

In December 2015, a current employee of Siebert commenced an arbitration before FINRA against Siebert, alleging a single cause of action for employment retaliation under the Sarbanes-Oxley Act of 2002. In February 2016, the employee amended his claim to replace the Sarbanes-Oxley claim with a substantially identical claim arising under the Dodd-Frank Act of 2010. In the opinion of management, this matter is without merit, and its ultimate outcome will not have a significant effect on the financial position of the Company.

12.	Income taxes:

No tax benefit has been recognized for the loss in the three month periods ended March 31, 2016 and 2015 as the Company has fully offset the related deferred tax asset for the loss carry forward by a valuation allowance due to cumulative losses incurred by the Company and its subsidiaries during the prior three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015, and our unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

Our working capital is invested primarily in money market funds, so that liquidity has not been materially affected. The recent financial crisis did have the effect of reducing participation in the securities market by our retail customers, which had an adverse effect on our revenues.

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

On January 23, 2008, our Board of Directors authorized a buy back of up to 300,000 shares of common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. The Company did not purchase shares in the first quarter of 2016.

The following table sets forth certain metrics as of and for the three months ended March 31, 2016 and 2015, respectively, which we use in evaluating our business.

	For the Three Months ended March 31,
Retail Customer Activity:	2016	2015
Total retail trades:	52,697	68,542
Average commission per retail trade:	$21.68	$21.41

Retail customer balances:
Retail customer net worth (in billions):	6.8	$7.3
Retail customer money market fund value (in billions):	1.0	$.9
Retail customer margin debit balances (in millions):	247.0	$234.0
Retail customer accounts with positions:	30,396	32,483

Description:

•	Total retail trades represent retail trades that generate commissions.
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions.
•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts. We, like other securities firms, are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect our relative profitability. In periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings or loss for any period should not be considered representative of any other period.

Critical Accounting Policies

We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management makes significant estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities included in the financial statements. The estimates relate primarily to revenue and expense items in the normal course of business as to which we receive no confirmations, invoices, or other documentation at the time the books are closed for a period. We use our best judgment, based on our knowledge of these revenue transactions and expenses incurred, to estimate the amount of such revenue and expense. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently receive the actual confirmations, invoices or other documentation. Estimates are also used in determining the useful lives of intangible assets, and the fair market value of intangible assets. Our management believes that its estimates are reasonable.

Results of Operations

We had a net loss of $501,000 and $1,534,000 for the three months ended March 31, 2016 and 2015, respectively.

Total revenues for the three months ended March 31, 2016 were $2.5 million, a decrease of $126,000 or 4.8% from the same corresponding period in 2015.

Commission and fee income for the three months ended March 31, 2016 was $2.1 million, a decrease of $299,000 or 12.6% from the same corresponding period in 2015. Our retail commission ticket count was down 23.1%.

Investment banking revenues for the three months ended March 31, 2016 were $12,000, an increase of $4,000 or 50.0% from the same corresponding period in 2015. SIA advisory fees increased in 2016.

Trading profits were $265,000 for the three months ended March 31, 2016, an increase of $96,000 or 56.8% from the same corresponding period in 2015 due to an overall increase in customer trading volume in the debt markets.

Income from interest and dividends for the three months ended March 31, 2016 were $143,000, an increase of $73,000 or 104.3% from the same corresponding period primarily due to accrued interest on our receivable from business sold to affiliate, the sale of our equity interest to our former affiliate, offset by and reduction of interest from the expiration of a secured demand note with our former affiliate on August 31, 2015.

Total expenses for the three months ended March 31, 2016 were $3.0 million, a decrease of $415,000 or 12.2% from the same corresponding period in 2015.

Employee compensation and benefit costs for the three months ended March 31, 2016 was $1.3 million, a decrease of $135,000 or 9.5% from the same corresponding period in 2015 due to a lower head count and lower benefit expenses.

Clearing and floor brokerage costs for the three months ended March 31, 2016 were $238,000, a decrease of $163,000 or 40.6% from the same corresponding period in 2015 primarily due to lower retail customer trading volumes.

Professional fees were $670,000 for the three months ended March 31, 2016, a decrease of $89,000, or 11.7% from the same corresponding period in 2015 primarily due to a decrease in legal fees.

Advertising and promotion expenses for the three months ended March 31, 2016 were $66,000, an increase of $2,000 or 3.1% from the same corresponding period in 2015 due to an increase in social media advertising.

Communications expense for the three months ended March 31, 2016 was $130,000, a decrease of $29,000 or 18.2% from the same corresponding period in 2015 primarily due to savings in communication and line charges with our new phone vendor.

Occupancy costs for the three months ended March 31, 2016 were $182,000, a decrease of $21,000 or 10.3% from the same corresponding period in 2015 due to our Jersey City branch closing on June 30, 2015.

Other general and administrative expenses were $426,000, an increase of $20,000 or 4.9% from the same corresponding period in 2015 due to an increase in transportation, use tax and a reduction in general and administrative services billed to our former affiliate.

Siebert’s equity investment in SBSF for the three months ended March 31, 2016 was $0, compared to a loss of $744,000 from the same corresponding period in 2015 due to the sale of our 49% equity interest in SBSF back to SBSF on November 9, 2015.

No tax benefit related to the pre-tax loss was recorded for the three months ended March 31, 2016 and March 31, 2015 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Discontinued Operations - Loss from our equity investment in SBSF, an entity which Siebert sold its 49% equity interest to on November 9, 2015, for the three months ended March 31, 2015 was $744,000 which represents share of loss from former affiliate.

Liquidity and Capital Resources

Our assets are highly liquid, consisting generally of cash, money market funds and commercial paper. Our total assets at March 31, 2016 were $16.7 million. As of that date, $8.6 million, or 51.8%, of our total assets were regarded by us as highly liquid.

Siebert is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2016, Siebert’s regulatory net capital was approximately $8.0 million, approximately $7.7 million in excess of its minimum capital requirement of $250,000.

On January 23, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions. The Company did not purchase shares in the first quarter of 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions as of March 31, 2016.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2015, a current employee of Siebert commenced an arbitration before FINRA against Siebert, alleging a single cause of action for employment retaliation under the Sarbanes-Oxley Act of 2002. In February 2016, the employee amended his claim to replace the Sarbanes-Oxley claim with a substantially identical claim arising under the Dodd-Frank Act of 2010. In the opinion of management, this matter is without merit, and its ultimate outcome will not have a significant effect on the financial position of the Company.

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock. Shares will be purchased from time to time, in our discretion, in the open market and in private transactions.

We did not purchase shares in the first quarter of 2016.

A summary of our repurchase activity for the three months ended March 31, 2016 is as follows:

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
January 2016			129,137	170,863
February 2016			129,137	170,863
March 2016			129,137	170,863
Total			129,137	170,863

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

Dated: May 16, 2016

Item 6. Exhibits

31.1	Certification of Joseph M. Ramos, Jr pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph M. Ramos, Jr of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

