Form 10-Q
period 2016-09-30
SIEBERT FINANCIAL CORP
filed 2016-11-14
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _________________________

Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2016, there were 22,088,972 shares of Common Stock, par value $.01 per share, outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Financial Condition

	September 30, 2016	December 31, 2015
	(Unaudited)

Cash and cash equivalents	$6,836,000	$9,420,000
Receivable from brokers	580,000	626,000
Receivable from business sold to former affiliate net of unamortized discount of $746,000 and $908,000	1,761,000	2,092,000
Other receivable from former affiliate, including accrued interest of $295,000 and $46,000	4,295,000	4,046,000
Securities owned, at fair value	689,000	593,000
Furniture, equipment and leasehold improvements, net	206,000	374,000
Prepaid expenses and other assets	397,000	634,000

	$14,764,000	$17,785,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities, including $171,000 payable to former affiliate on December 31, 2015	$1,450,000	$2,102,000

Commitments and contingent liabilities - Note 12

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 23,215,692 shares issued and 22,088,972 shares outstanding at September 30, 2016 and December 31, 2015, respectively	232,000	232,000
Additional paid-in capital	19,490,000	19,490,000
(Deficit) Retained earnings	(1,648,000)	721,000
Less: 1,126,720 shares of treasury stock, at cost at September 30, 2016 and December 31, 2015, respectively	(4,760,000)	(4,760,000)
	13,314,000	15,683,000

	$14,764,000	$17,785,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Commissions and fees	$1,940,000	$2,293,000	$6,206,000	$6,588,000
Investment banking	11,000	8,000	34,000	27,000
Trading profits	131,000	164,000	521,000	435,000
Interest and dividends	141,000	71,000	422,000	214,000
	2,223,000	2,536,000	7,183,000	7,264,000

Expenses:
Employee compensation and benefits	1,236,000	1,289,000	3,723,000	4,000,000
Clearing fees, including floor brokerage	203,000	298,000	677,000	983,000
Professional fees	1,178,000	796,000	2,763,000	2,584,000
Advertising and promotion	38,000	72,000	171,000	193,000
Communications	120,000	153,000	382,000	475,000
Occupancy	179,000	174,000	558,000	580,000
Other general and administrative	409,000	463,000	1,278,000	1,342,000
	3,363,000	3,245,000	9,552,000	10,157,000

Loss from continuing operations before income tax benefit	(1,140,000)	(709,000)	(2,369,000)	(2,893,000)
Income tax benefit		—		92,000
Loss from continuing operations	(1,140,000)	(709,000)	(2,369,000)	(2,801,000)
Discontinued operations:
Share of income (loss) from former affiliate, including $ 564,000 loss related to disposal of investment for the three and nine month periods, and net of income tax of $ 92,000 for the nine month period.		(19,000)		132,000

Net loss	($1,140,000)	($728,000)	($2,369,000)	($2,669,000)

Net loss per share of common stock –

Continuing operations	($.05)	($.03)	($.11)	($.13)
Discontinued operations	$—	($—	$—	$.01
Basic and diluted	($.05)	($.03)	($.11)	($.12)

Weighted average shares outstanding -

Basic and diluted	22,088,972	22,088,972	22,088,972	22,088,972

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	($2,369,000)	($2,669,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,000	214,000
Income from former affiliate		(224,000)
Distribution from former affiliate		98,000
Interest accrued on note receivable from business sold to former affiliate	(411,000)	(174,000)
Changes in:
Cash equivalents - restricted		1,532,000
Securities owned, at fair value	(96,000)	(56,000)
Receivable from brokers	46,000	192,000
Prepaid expenses and other assets	237,000	220,000
Accounts payable and accrued liabilities	(652,000)	107,000
Net cash used in operating activities	(3,040,000)	(760,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(37,000)	(41,000)
Collection of receivable from former affiliate	493,000	79,000

Net cash provided by investing activities	456,000	38,000

Net decrease in cash and cash equivalents	(2,584,000)	(722,000)
Cash and cash equivalents - beginning of period	9,420,000	6,749,000

Cash and cash equivalents - end of period	$6,836,000	$6,027,000

Supplemental cash flow disclosures:
Cash paid for:
Income taxes, net of refund received	$10,000	15,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2016 and 2015
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2015 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Because of the nature of the Company’s business, the results of operations for the nine months ended September 30, 2016 are not necessarily indicative of operating results for the full year.

2.       Material Definitive Agreement:

On September 1, 2016, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Kennedy Cabot Acquisition, LLC (“Kennedy Cabot Acquisition”), and the Estate of Muriel F. Siebert (the “Siebert Estate”), pursuant to which, among other things:

▪	the Siebert Estate, which currently owns beneficially and of record approximately 87.4% of the Company’s outstanding common stock, will sell all such common stock to Kennedy Cabot Acquisition for an aggregate purchase price of $12,650,000, or approximately $0.66 per share;

▪	Kennedy Cabot Acquisition will make a tender offer (the “Offer”) for all of the Company’s outstanding common stock not owned by the Siebert Estate at an offer price per share of $1.20 (the “Offer Price”).

The consummation of the Offer is conditioned on, among other conditions (i) approval of the transaction by the Financial Industry Regulatory Authority, and (ii) the tender and non-withdrawal in the Offer by the Muriel F. Siebert Foundation (the “Siebert Foundation”) of all the Company’s common stock it owns, which represents approximately 2.6% of the Company’s outstanding common stock. The closing of the Offer is a condition to the closing of the sale by the Siebert Estate of all of its Shares to Kennedy Cabot Acquisition, which sale shall close immediately following the closing of the Offer. The transactions are expected to close during the fourth quarter of 2016.

The purchase price that Kennedy Cabot Acquisition will actually pay to the Siebert Estate is subject to adjustment for fluctuations in the Company’s working capital and reduction for the Company’s transaction expenses. In addition, $1,000,000 of the purchase price payable to the Siebert Estate by Kennedy Cabot Acquisition will be held in escrow for one year after the closing and will be used to fund the Siebert Estate’s indemnification obligations to Kennedy Cabot Acquisition under the Acquisition Agreement. The Offer Price payable to the shareholders other than the Siebert Estate (the “Minority Shareholders”) is not subject to adjustment, reduction or escrow.

In accordance with the Acquisition Agreement, on October 3, 2016, the Company’s Board of Directors declared a special dividend of $.20 per share on common stock of the Company, which was paid October 24 2016 to shareholders of record as of October 13, 2016 in the aggregate amount of $4,417,794. As a result of the dividend payment, the aggregate purchase price payable to the Siebert Estate at closing by Kennedy Cabot Acquisition pursuant to the Acquisition Agreement will be reduced by $3,599,951 to $9,050,751, or approximately $0.47 per share. The Offer Price payable to the Minority Shareholders will not be reduced in connection with the payment of such dividend. As a result, the Minority Shareholders who held the Company’s common stock as of October 13, 2016, the record date for the pre-closing dividend, and who tender their shares in the Offer would receive $1.40 per share comprised of $0.20 per share from the pre-closing dividend and $1.20 per share from the Offer.

Immediately prior to the closing of the transactions, the Siebert Estate will purchase the Company’s rights to receive deferred purchase price payments of $2,507,265 in connection with the Company’s disposition of its capital markets business in 2014 and the $4,000,000 secured junior subordinated promissory note issued to Siebert Financial in connection with the disposition of its minority interest in a former affiliate in 2015 (together, the “Transferred Receivable and Note”). The aggregate purchase price payable by the Siebert Estate for the Transferred Receivable and Note will be $610,262, representing 10% of the projected value of these assets as of the projected date of closing (which percentage corresponds to the percentage of the Company’s outstanding common stock owned by the Minority Shareholders). The Offer Price includes approximately $0.22 per share, or $610,262 in the aggregate, which is intended to provide the Minority Shareholders with their proportional share of the payment by the Siebert Estate for the Transferred Receivable and Note.

Assuming that the Siebert Estate is able to collect all amounts due from the Transferred Receivable and Note, the Siebert Estate will receive aggregate proceeds of $8,466,648 in increments through March 2021. These proceeds include (a) $4,000,000 of principal and $1,959,383 of accrued interest payable on the junior subordinated promissory note at maturity on November 9, 2020, and (b) $2,507,265 payable on the deferred purchase price receivable in annual installments, subject to payment in full no later than March 1, 2021.

As compensation for extraordinary services rendered to the Company in connection with the evaluation and negotiation of strategic alternatives for the Company, the four members of the Company’s Board of Directors will each receive a fee in the amount of $100,000 payable at the closing of the transactions contemplated by the Acquisition Agreement. Such fees will be funded from the proceeds of closing to be received by the Siebert Estate.

3.             Sale of Capital Markets Group Business:

On November 4, 2014, the Company, which held a 49% membership interest in, and the other members of, Siebert Cisneros Shank., LLC, formerly known as Siebert Brandford Shank & Co., LLC (“SCS”), contributed their SCS membership interests into Siebert Cisneros Shank LLC formerly known as Siebert Brandford Shank Financial, LLC (“SBSF”), a newly formed Delaware limited liability company, in exchange for the same percentage interests in SBSF. On the same day, the Company entered into an Asset Purchase Agreement (the “SCM Purchase Agreement”) with SCS and SCSF, pursuant to which the Company sold substantially all of the Siebert Capital Markets Group (“SCM”) assets to SCSF. Pursuant to the SCM Purchase Agreement, SCSF assumed post-closing liabilities relating to the transferred business.

The SCM Purchase Agreement provides for an aggregate purchase price for the disposition of $3,000,000, payable by SCSF after closing in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The transferred business was contributed by SCSF to, and operated by, SCS. The amount payable to the Company on each annual payment date will equal 50% of the net income attributable to the transferred business recognized by SCS in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date is insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021. The annual installment payable on March 1, 2016 which amounted to $493,000, was based on the net income attributable to the capital markets business for the year ended December 31, 2015. The SCSF payment obligation comprises part of the Transferred Receivable and Note described in Note 2.

The fair value of the purchase obligation was based on the present value of estimated annual installments to be received during 2016 through 2020 from forecasted net income of the transferred business plus a final settlement in 2021, discounted at 11.5% (representing SCS’s weighted average cost of capital). The discount recorded for the purchase obligation will be amortized as interest income using an effective yield, initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the three and nine month period ended September 30, 2016 amounted to approximately $52,000 and $162,000, respectively, based on a yield of approximately 12%.

4.             Discontinued Operations:

On November 9, 2015, the Company sold its 49% membership investment in SCSF back to SCSF for $8,000,000 of which $4,000,000 was paid in cash and the balance of which was paid in the form of a secured junior subordinated promissory note of $4,000,000 (the “SCSF Junior Note”). The sale of the investment in SCSF, which was accounted for by the equity method, represents a strategic shift for the Company based on its significance to the Company’s financial condition and results of operations and the major effect it will have on the Company’s operations and financial results and, accordingly, the Company’s share of operating results of the investment are reflected as discontinued operations in the accompanying 2015 statements of operations. The investment was sold for approximately $448,000 less than the carrying value of the investment at November 9, 2015, after adjusting the carrying value of the investment for the Company’s equity in SCSF’s results of operations through such date.

The SCSF Junior Note ranks junior in right of payment to up to $5.0 million of subordinated indebtedness incurred by SCSF at the time of the repurchase closing (the “SCSF Senior Debt”). The SCSF Junior Note is secured by a pledge by SCSF’s post-closing members of a number of the outstanding membership interests of SCSF that at all times will equal no less than 49% of the outstanding SCSF membership interests on a fully diluted basis. The SCSF Junior Note matures on November 9, 2020 and bears interest at a rate per year equal to 8% compounding monthly and payable in full at maturity. Interest accrued on the note for the three and nine months ended September 30, 2016 amounted to $85,000 and $249,000, respectively. The SCSF Junior Note does not require any principal amortization before maturity; however, SCSF has the option to prepay the interest or principal without penalty. The SCSF Junior Note contains covenants and events of defaults that are substantially equivalent to those applicable to the SCSF Senior Debt, including covenants restricting debt and lien incurrence by SCS and SCSF; provided that the SCSF Junior Note is subject to customary intercreditor arrangements with the holders of the SCSF Senior Debt. Immediately upon the dissolution, liquidation, termination or expiration of SCSF or SCS, or a change of control of SCSF or SCS, or sale of all or substantially all of their consolidated assets, SCSF is obligated to prepay all of the then outstanding balance of the SCSF Junior Note. The SCSF Junior Note comprises part of the Transferred Receivable and Note described in Note 2.

5.            Securities:

Securities owned are carried at fair value with realized and unrealized gains and losses reflected in trading profits. Siebert clears all its security transactions through unaffiliated clearing firms on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by the clearing firms.

6.             Fair Value of Financial Instruments:

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

The classification of financial instruments valued at fair value at September 30, 2016 is as follows:

Financial Instruments	Level 1
Cash equivalents	$6,630,000
Securities	689,000
Total	$7,319,000

Cash equivalents primarily represent investments in money market funds. Securities consist of common stock valued on the last business day of the period at the last available reported sales price on the primary securities exchange. As of September 30, 2016, the Company did not hold any Level 2 or Level 3 financial instruments.

7.             Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a net loss for the three and nine months ended both September 30, 2016 and September 30, 2015. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares underlying stock options not included in the diluted computation amounted to 240,000 in 2016 and 265,000 in 2015.

8.             Net Capital:

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of

September 30, 2016, Siebert had net capital of approximately $2,169,000 as compared with net capital requirements of $250,000. Siebert claims exemptions from the reserve requirement under section 15c3-3(k)(2)(ii).

9.             Revenue:

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

10.          Capital Transactions:

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. Shares will be purchased from time to time, at management’s discretion, in the open market and in private transactions. The Company did not purchase any shares during the three and nine months ended September 30, 2016.

Other than the expiration of options referred to below, there were no stock option transactions during the nine months ended September 30, 2016. At September 30, 2016, there were 240,000 outstanding options at a weighted average exercise price of $3.05, all of which were fully vested and exercisable. There were 25,000 options at a weighted average exercise price of $2.75 that expired in the third quarter ended September 30, 2016. As of September 30, 2016, there were no unrecognized compensation costs.

11.          Results of former affiliate:

Summarized financial data of Siebert Cisneros Shank, LLC (“SCSF”) follows:

September 30, 2015

Nine months ended:
Total revenues	24,291,000
Net income	1,607,000
Three months ended:
Total revenues	10,322,000
Net income (loss)	1,114,000

Siebert’s share of SCSF’s consolidated net income for the three and nine months ended September 30, 2015, respectively amounted to $545,000 and $788,000.

Siebert charged SCS $0 for the three months ended September 30, 2016 and $25,000 for the three months ended September 30, 2015, and $23,000 for the nine months ended September 30, 2016 and $75,000 for the nine months ended September 30, 2015, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

Siebert did not make any advances to SCSF during the nine month period ended September 30, 2016. Siebert made collections of $79,000, net of advances from SCS, during the nine months ended September 30, 2015. As of September 30, 2015, Siebert had a receivable of approximately $26,000 due from SCS. Siebert received a distribution from SCSF of $98,000 during the nine months ended September 30, 2015.

12.          Contingencies and Commitments:

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the nine months ended September 30, 2016 and 2015.

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

13.          Income Taxes:

No tax benefit has been recognized for the loss in the nine month periods ended September 30, 2016 and 2015 as the Company has fully offset the related deferred tax asset for the loss carry forward by a valuation allowance due to cumulative losses incurred by the Company and its subsidiaries during the prior three years.

14.          Subsequent Events:

On October 3, 2016, the Company’s Board of Directors declared a special dividend of $.20 per share on common stock of the Company (in accordance with the Acquisition Agreement described in Note No. 2), which was paid October 24, 2016 to shareholders of record as of October 13, 2016.

On October 24, 2016, the Principal Executive Officer of the Company entered into a separation agreement pursuant to the Acquisition Agreement (see Note 2). Upon closing of the transaction contemplated by the Acquisition Agreement, the Principal Executive Officer will receive a severance payment of $635,000 and be subject to the customary future cooperation, non-disparagement, confidentiality, employee and customer non-solicitation and release provisions. The severance payment will be funded from the proceeds of closing to be received by the Siebert Estate.

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

On November 9, 2015, the Company sold its 49% membership investment in SCSF back to SCSF for $8,000,000 of which $4,000,000 was paid in cash and the balance of which was paid in the form of a secured junior subordinated promissory note of $4,000,000 (the “SCSF Junior Note”). The sale of the investment in SCSF, which was accounted for by the equity method, represents a strategic shift for the Company based on its significance to the Company’s financial condition and results of operations and the major effect it will have on the Company’s operations and financial results and, accordingly, the Company’s share of operating results of the investment are reflected as discontinued operations in the accompanying statement of operations. The investment was sold for approximately $448,000 less than the carrying value of the investment at November 9, 2015, after adjusting the carrying value of the investment for the Company’s equity in SCSF’s results of operations through such date.

On January 23, 2008, our Board of Directors authorized a buyback of up to 300,000 shares of common stock. Under this program, shares are purchased from time to time, at our discretion, in the open market and in private transactions. The Company did not purchase shares in 2016.

The following table sets forth certain metrics as of and for the nine months ended September 30, 2016 and 2015, respectively, which we use in evaluating our business.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
Retail Customer Activity:	2016	2015	2016	2015

Total retail trades:	54,636	63,160	156,649	191,554
Average commission per retail trade:	$21.95	$21.90	$23.00	$20.72

	As of September 30,
Retail customer balances:	2016	2015
Retail customer net worth (in billions):	$6.9	$6.6
Retail customer money market fund value (in billions):	$.9	$1.0
Retail customer margin debit balances (in million):	$247.6	$246.3
Retail customer accounts with positions:	29,493	31,481

Description:

•	Total retail trades represent retail trades that generate commissions.

•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.

•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.

•	Retail customer margin debits balances represent credit extended to our customers to finance their purchases against current positions.

•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

Recent Developments

On September 1, 2016, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Kennedy Cabot Acquisition, LLC (“Kennedy Cabot Acquisition”), and the Estate of Muriel F. Siebert (the “Siebert Estate”), pursuant to which, among other things:

▪	the Siebert Estate, which currently owns beneficially and of record approximately 87.4% of the Company’s outstanding common stock, will sell all such common stock to Kennedy Cabot Acquisition for an aggregate purchase price of $12,650,000, or approximately $0.66 per share;

▪	Kennedy Cabot Acquisition will make a tender offer (the “Offer”) for all of the Company’s outstanding common stock not owned by the Siebert Estate at an offer price per share of $1.20 (the “Offer Price”).

The consummation of the Offer is conditioned on, among other conditions (i) approval of the transaction by the Financial Industry Regulatory Authority, and (ii) the tender and non-withdrawal in the Offer by the Muriel F. Siebert Foundation (the “Siebert Foundation”) of all the Company’s common stock it owns, which represents approximately 2.6% of the Company’s outstanding common stock. The closing of the Offer is a condition to the closing of the sale by the Siebert Estate of all of its Shares to Kennedy Cabot Acquisition, which sale shall close immediately following the closing of the Offer. The transactions are expected to close during the fourth quarter of 2016.

The purchase price that Kennedy Cabot Acquisition will actually pay to the Siebert Estate is subject to adjustment for fluctuations in the Company’s working capital and reduction for the Company’s transaction expenses. In addition, $1,000,000 of the purchase price payable to the Siebert Estate by Kennedy Cabot Acquisition will be held in escrow for one year after the closing and will be used to fund the Siebert Estate’s indemnification obligations to Kennedy Cabot Acquisition under the Acquisition Agreement. The Offer Price payable to the shareholders other than the Siebert Estate (the “Minority Shareholders”) is not subject to adjustment, reduction or escrow.

In accordance with the Acquisition Agreement, on October 3, 2016, the Company’s Board of Directors declared a special dividend of $.20 per share on common stock of the Company, which was paid October 24 2016 to shareholders of record as of October 13, 2016 in the aggregate amount of $4,417,794. As a result of the dividend payment, the aggregate purchase price payable to the Siebert Estate at closing by Kennedy Cabot Acquisition pursuant to the Acquisition Agreement will be reduced by $3,599,951 to $9,050,751, or approximately $0.47 per share. The Offer Price payable to the Minority Shareholders will not be reduced in connection with the payment of such dividend. As a result, the Minority Shareholders who held the Company’s common stock as of October 13, 2016, the record date for the pre-closing dividend, and who tender their shares in the Offer would receive $1.40 per share comprised of $0.20 per share from the pre-closing dividend and $1.20 per share from the Offer.

Immediately prior to the closing of the transactions, the Siebert Estate will purchase the Company’s rights to receive deferred purchase price payments of $2,507,265 in connection with the Company’s disposition of its capital markets business in 2014 and the $4,000,000 secured junior subordinated promissory note issued to Siebert Financial in connection with the disposition of its minority interest in a former affiliate in 2015 (together, the “Transferred Receivable and Note”). The aggregate purchase price payable by the Siebert Estate for the Transferred Receivable and Note will be $610,262, representing 10% of the projected value of these assets as of the projected date of closing (which percentage corresponds to the percentage of the Company’s outstanding common stock owned by the Minority Shareholders). The Offer Price includes approximately $0.22 per share, or $610,262 in the aggregate, which is intended to provide the Minority Shareholders with their proportional share of the payment by the Siebert Estate for the Transferred Receivable and Note.

Assuming that the Siebert Estate is able to collect all amounts due from the Transferred Receivable and Note, the Siebert Estate will receive aggregate proceeds of $8,466,648 in increments through March 2021. These proceeds include (a) $4,000,000 of principal and $1,959,383 of accrued interest payable on the junior subordinated promissory note at maturity on November 9, 2020, and (b) $2,507,265 payable on the deferred purchase price receivable in annual installments, subject to payment in full no later than March 1, 2021.

As compensation for extraordinary services rendered to the Company in connection with the evaluation and negotiation of strategic alternatives for the Company, the four members of the Company’s Board of Directors will each receive a fee in the amount of $100,000 payable at the closing of the transactions contemplated by the Acquisition Agreement. Such fees will be funded from the proceeds of closing to be received by the Siebert Estate.

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

Results of Operations

We had a net loss of $1,140,000 for the three months ended September 30, 2016 and a net loss of $728,000 for the three months ended September 30, 2015.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Total revenues for the three months ended September 30, 2016 were $2.2 million, a decrease of $313,000 or 12.3 % from the same period in 2015.

Commission and fee income for the three months ended September 30, 2016 was 1.9 million, a decrease of $353,000 or 15.4% from the same period in 2015 due to a decrease in retail trading volume.

Investment banking revenues for the three months ended September 30, 2016 were $11,000, an increase of $3,000 or 37.5% from the same period in 2015 due to an increase in SIA advisory fees.

Trading profits were $131,000 for the three months ended September 30, 2016, a decrease of $33,000 or 20.1% from the same period in 2015 due to an overall decrease in trading volume primarily in the debt markets.

Interest and dividends were $141,000 for the three months ended September 30, 2016, an increase of $70,000 or 98.6% from the same corresponding period primarily due to accrued interest on our receivable from business sold to affiliate, the sale of our equity interest to our former affiliate, offset by and reduction of interest from the expiration of a secured demand note with our former affiliate on August 31, 2015.

Total expenses for the three months ended September 30, 2016 were $3.4 million, an increase of $118,000 or 3.6% from the same period in 2015.

Employee compensation and benefit expenses for the three months ended September 30, 2016 were $1.2 million, a decrease of $53,000 or 4.1% from the same period in 2015 due to a lower head count and lower benefit expenses.

Clearing and floor brokerage expenses for the three months ended September 30, 2016 were $203,000, a decrease of $95,000 or 31.9% from the same period in 2015 primarily due to lower ticket volumes.

Professional fees for the three months ended September 30, 2016 were $1.2 million, an increase of $382,000 or 48.0% from the same period in 2015 primarily due to an increase in employee arbitration and Kennedy Cabot acquisition legal fees.

Advertising and promotion expenses for the three months ended September 30, 2016 were $38,000, a decrease of $34,000 or 47.2% from the same period in 2015 due to a decrease in local media, online content and print advertising.

Communications expense for the three months ended September 30, 2016, was $120,000, a decrease of $33,000 or 21.6% from the same period in 2015 primarily due to savings in communication and line charges with our new phone vendor and a reduction in quote services.

Occupancy expenses for the three months ended September 30, 2016 were $179,000, an increase of $5,000 or 2.9% from the same period in 2015.

Other general and administrative expenses for the three months ended September 30, 2016 were $409,000, a decrease of $54,000 or 11.7% from the same period in 2015 due to a decrease in computer security, registration fees, and printing offset by transportation, travel and entertainment, office expense, training, use tax and a reduction in general and administrative services billed to our former affiliate.

Discontinued operations - Loss from our equity investment in SCSF, an entity which Siebert sold its 49% equity interest to on November 9, 2015, for the three months ended September 30, 2015 was $19,000 which represents share of income from former affiliate.

No tax benefit related to the pre-tax loss was recorded for the three months ended September 30, 2016 and September 30, 2015 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the unlikelihood of realization of such assets.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Total revenues for the nine months ended September 30, 2016 were $7.2 million, a decrease of $81,000 or 1.1% from the same period in 2015.

Commission and fee income for the nine months ended September 30, 2016 was $6.2 million, a decrease of $382,000 or 5.8% from the same period in 2015 primarily due to a decrease in retail trading volumes.

Investment banking revenues for the nine months ended September 30, 2016 were $34,000, an increase of $7,000 or 25.9% from the same period in 2015. SIA advisory fees increased in 2016.

Trading profits for the nine months ended September 30, 2016 were $521,000, an increase of $86,000 or 19.8% from the same period in 2015 due to an overall decrease in trading volumes in the debt markets.

Interest and dividends for the nine months ended September 30, 2016 were $422,000, an increase of $208,000 or 97.2% from the same corresponding period primarily due to accrued interest on our receivable from business sold to affiliate, the sale of our equity interest to our former affiliate, offset by and reduction of interest from the expiration of a secured demand note with our former affiliate on August 31, 2015.

Total expenses for the nine months ended September 30, 2016 were $9.5 million, a decrease of $605,000 or 6.0% from the same period in 2015.

Employee compensation and benefit expense for the nine months ended September 30, 2016 were $3.7 million, a decrease of $277,000 or 6.9% due to a lower head count and lower benefit expenses.

Clearing and floor brokerage expenses for the nine months ended September 30, 2016 were $677,00, a decrease of $306,000 or 31.1% from the same period in 2015 primarily due to lower retail customer trading volumes. In addition other clearing charges are down like inactivity fees which are now picked up by the customer directly.

Professional fees for the nine months ended September 30, 2016 were $2.8 million, an increase of $179,000 or 6.9% from the same period in 2015 primarily due to an increase in employee arbitration and Kennedy Cabot acquisition legal fees.

Advertising and promotion expenses for the nine months ended September 30, 2016 were $171,000, a decrease of $22,000 or 11.4% from the same period in 2015 due to a decrease in local media, online content and print advertising.

Communications expense for the nine months ended September 30, 2016 was $382,000, a decrease of $93,000 or 19.6% from the same period in 2015 primarily due to savings in communication and line charges with our new phone vendor and a reduction in quote services.

Occupancy expenses for the nine months ended September 30, 2016 were $558,000, a decrease of $22,000 or 3.8% from the same period in 2015 due to our Jersey City branch closing on June 30, 2015 offset by an increase in operating expenses.

Other general and administrative expenses for the nine months ended September 30, 2016 were $1.3 million, a decrease of $64,000 or 4.8% from the same period in 2015 due to a decrease in computer security, registration fees, and printing offset by transportation, travel and entertainment, office expense, training, use tax and a reduction in general and administrative services billed to our former affiliate.

Discontinued Operations - Income from our equity investment in SCSF, an entity which Siebert sold its 49% equity interest to on November 9, 2015, for the nine months ended September 30, 2015 was $132,000 which represents share of income from former affiliate.

Other than income tax benefits representing the utilization of the loss from continuing operations against income from discontinued operations for the nine months ended September 30, 2016, no tax benefit related to the pre-tax loss was recorded for the nine months ended September 30, 2016 and September 30, 2015 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Liquidity and Capital Resources

Our assets are highly liquid, consisting of cash in money market funds. Our total assets at September 30, 2016 were $14.8 million. As of that date, we regarded $6.8 million, or 46.3%, of total assets as highly liquid.

On October 3, 2016, the Board of Directors declared a special dividend of $.20 per share on common stock of the Company, which was paid October 24 2016 to shareholders of record as of October 13, 2016.

Siebert is subject to the net capital requirements of the SEC, the Financial Industry Regulatory Authority (FINRA) and other regulatory authorities. At September 30, 2016, Siebert’s regulatory net capital was $2.2 million, $1.9 million in excess of its minimum capital requirement of $250,000.

On January 22, 2008, the Board of Directors of the Company authorized a buy back of up to 300,000 shares of common stock. During the nine months ended September 30, 2016, no shares were purchased and 170,863 shares may be purchased under the plan as of September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counter-parties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transaction as of September 30, 2016.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 (e) or Rule 15d-15(e) of the Securities Exchange of 1934, as amended. Based on that evaluation, our management, including the Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding timely disclosure.

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

We did not purchase shares in the third quarter of 2016.

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

Dated: November 14, 2016

Item 6. Exhibits

31.1	Certification of Joseph M. Ramos, Jr. pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph M. Ramos, Jr. of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.