Form 10-K
period 2016-12-31
SIEBERT FINANCIAL CORP
filed 2017-04-06
CIK 65596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to________________

Commission file number 0-5703

Siebert Financial Corp. (Exact name of registrant as specified in its charter)

New York	11-1796714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Wall Street, New York, NY (Address of principal executive offices)	10005 (Zip Code)

(212) 644-2400
Registrant’s telephone number, including area code

 Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.01 PER SHARE	THE NASDAQ CAPITAL MARKET

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016), was $2,625,647.

The number of shares of the registrant’s outstanding Common Stock, as of March 24, 2017, was 22,085,126 shares.

Documents Incorporated by Reference: None.

Special Note Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not statements of historical or current fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward looking statements, including without limitation: changes in general economic and market conditions; changes and prospects for changes in interest rates; fluctuations in volume and prices of securities; changes in demand for brokerage services; competition within and without the brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering greater discounts on commissions than the Company; the prevalence of a flat fee environment; the method of placing trades by the Company’s customers; computer and telephone system failures; the level of spending by the Company on advertising and promotion; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in us involves various risks, including those mentioned above and those which are detailed from time to time in our Securities and Exchange Commission filings.

PART I

Item 1.	BUSINESS

General

Siebert Financial Corp. (“SFC”), a New York corporation, incorporated in 1934, is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., (“MSCO”) a Delaware corporation and a registered broker-dealer, and its investment advisory business through its wholly-owned subsidiary Siebert Investment Advisors, Inc. (“SIA”) a New York corporation which is registered with the Securities and Exchange Commission as a Registered Investment Advisor (“RIA”). For purposes of this Annual Report on Form 10-K, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., MSCO and SIA collectively, unless the context otherwise requires.

Our principal offices are located at 120 Wall Street, New York, New York 10005, and our phone number is (212) 644-2400. Our Internet address is www.siebertnet.com. Our SEC filings are available through our website at www.siebertnet.com, where you are able to obtain copies of the Company’s public filings free of charge. Our common stock, par value $.01 per share (the “Common Stock”) trades on the NASDAQ Capital Market under the symbol “SIEB.”

Recent Developments

In December 2016, pursuant to the terms of an Acquisition Agreement, dated September 1, 2016, as amended (the “Acquisition Agreement”) by and among the Company, Kennedy Cabot Acquisition, LLC (“KCA”), a Nevada limited liability company and the Estate of Muriel F. Siebert (the “Majority Shareholder”), KCA acquired 677,283 shares of Common Stock in a cash tender offer and 19,310,000 Shares owned by the Majority Shareholder (the “Acquisition”). As a result of the Acquisition, effective December 16, 2016, KCA became the owner of approximately 90% of the Company’s outstanding Common Stock. See discussion under “Historical Developments - Change in Control.”

Effective December 16, 2016, upon the closing of the Acquisition Agreement, Patricia L. Francy, Nancy Peterson Hearn, Jane H. Macon and Robert P. Mazzarella resigned as directors and Gloria E. Gebbia, Charles A. Zabatta, Francis Cuttita and Andrew H. Reich were appointed as directors. Effective December 29, 2016, Jerry Schneider, CPA, was appointed as a director of the Company and Chairman of the Audit Committee. In addition, effective December 16, 2016, Joseph Ramos Jr. resigned from all offices he held with Siebert and Andrew H. Reich was appointed Executive Vice President, Chief Operating Officer and Chief Financial Officer and Secretary of SFC and Director, Chief Executive Officer, Chief Operating and Financial Officer of MSCO.

Effective February 7, 2017, John J. Gebbia, Gloria E. Gebbia’s husband, was appointed as an unsalaried special advisor to the Company’s board of directors. John J. Gebbia commenced his employment in the brokerage industry in 1959. In 1962, Mr. Gebbia became an executive vice president of Walston & Company. After becoming CEO of Jesup & Lamont, an institutional brokerage firm, Mr. Gebbia purchased the company in 1983. Thereafter, Mr. Gebbia owned various brokerage firms including Kennedy Cabot & Co. which was sold in 1997 to Toronto Dominion Bank for $160,000,000. Mr. Gebbia through Gebbia Family controlled entities controls various companies in the insurance, sports management and home building industries.

Following the Acquisition, the Company’s new owners and management have been focusing on improving the Company’s results of operations by reducing costs and introducing new products.

Cost Improvement Efforts

Steps taken to increase cost efficiencies include closing the Company’s offices located at 885 Third Avenue, New York, NY at the end of the lease for that location and relocating most of the functions that were located there to newly leased space at 15 Exchange Place, Suite 615, Jersey City, New Jersey 07302 and moving our principal executive offices to a space located at 120 Wall Street, New York, New York 10005. Prior to the acquisition the Company closed its office in Beverly Hills, California. The Company intends to reopen an office in Beverly Hills, California.

New management is continuing its analysis of various vendor contracts with a view to reducing costs.

Gloria E. Gebbia along with other members of the Gebbia family, control a privately owned broker dealer, StockCross Financial Services, Inc. (“StockCross”). StockCross is a self-clearing discount broker dealer that has many business lines that are similar to MSCO’s. New management is analyzing the business lines of StockCross and MSCO in order to identify those lines of business where MSCO and StockCross may be able to realize certain economies of scale and collective benefit which is intended to increase revenue and reduce relative costs for MSCO. Management of the Company is currently exploring various alternatives to accomplish these goals.

In connection with such analysis and determination, Richard Gebbia and John M. Gebbia, Gloria E. Gebbia’s sons, have both become registered as general securities principals of MSCO and remain in their executive roles at StockCross. Richard Gebbia is a Director and the CEO and President of StockCross and John M. Gebbia is a Director and the Executive Vice President of StockCross.

New Product

New management is working on developing and marketing a new “Robo” investment advisor platform which will utilize a proprietary trading algorithm licensed from an affiliate, KCA Technologies, LLC, a wholly-owned subsidiary of Kennedy Cabot Acquisition, LLC. The Company, consistent with industry developments, intends to offer access to this technology to its customers as a registered investment advisor.

The Company believes that its Robo investment advisor platform will provide clients with a cost-efficient, competitively priced, easy to use automated wealth management solution intended to maximize portfolio returns based on a client’s specific risk tolerance. The platform utilizes Nobel Prize winning Modern Portfolio Theory techniques to create optimal portfolios for each client. We will provide web and smartphone based tools to enable our clients to monitor and interact with the Robo investment advisor platform’s automated portfolio manager application. Access to the platform will be provided to clients that have established advisory accounts with SIA. It is intended that clients utilizing the Robo investment advisor platform will also have access to traditional wealth managers to either enhance or replace the Robo investment advisor platform where appropriate.

Modern Portfolio Theory optimizes expected portfolio returns for specific levels of risk. The technique is referred to as Mean Variance Optimization (MVO) and it requires a series of highly complicated calculations in which all possible combinations of the potential asset classes are evaluated to determine the optimal blend of allocations for each individual client. Due to the complexity of the analysis, services like this have historically only been available to clients with large account balances who were willing to pay high fees in excess of 1% of assets under management. By combining state-of-the-art technology with rigorous quantitative research, we intend to provide the same quality of service to clients with smaller account sizes at lower cost.

Research shows that historically, risk-optimized, diversified portfolios containing uncorrelated asset classes outperform individual holdings. The Robo investment advisor platform selects low-cost, well-managed exchange traded funds (ETF’s) and exchanged trade notes (ETN’s) that represent the asset classes that we believe will provide our clients the necessary risk-adjusted exposure given current market conditions. In order to determine a client’s risk tolerance, a prospective client answers a series of objective questions posed in the form of an interactive digital interview. Once a client’s risk tolerance is determined, the Robo investment advisor platform algorithm will utilize “Modern Portfolio Theory” to create a theoretically optimal allocation across a diverse selection of assets classes, thus tailoring a portfolio to a client’s specific investment objectives and risk tolerance. The Robo investment advisor platform program will continuously monitor client accounts and periodically adjust portfolios to address changes in market and economic conditions.

The Company expects that beta testing of the Robo investment advisor platform will take approximately six months to complete. The costs of developing the Robo investment advisor platform are being borne by the Company’s affiliate and principal shareholder, Kennedy Cabot Acquisition, LLC. (“Acquisition”) and/or its subsidiary, KCA Technologies, LLC. It is expected that licensing and related fees and expenses shall be charged by Acquisition to the Company’s subsidiary, SIA. While specific licensing and related fees and expenses have not yet been determined, they are expected to be consistent with industry norms. The Company believes that its customers will be interested in the Robo investment advisor platform’s advisory and investment services that replace the subjective personal choices of trading with non-subjective algorithmic based and directed trading replacing human bias and subjective determinations with non-emotional calculable precision.

Business Overview

Muriel Siebert & Co., Inc.

Discount Brokerage and Related Services. MSCO became a discount broker on May 1, 1975 and the Company believes that MSCO has been in business and a member of The New York Stock Exchange, Inc. (the “NYSE”) longer than any other discount broker. In 1998, MSCO began to offer its customers access to their accounts through SiebertNet, its Internet website. MSCO’s focus in its discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including trading through a broker on the telephone, through a wireless device or via the Internet, at commissions that are substantially lower than those of full-commission firms. MSCO clears its securities transactions on a fully disclosed basis through National Financial Services Corp. (“NFS”), a wholly owned subsidiary of Fidelity Investments. MSCO’s contract with NFS expires on or about July 31, 2017. Management intends to negotiate a new contract with NFS and management expects to realize economic benefit from the new contract with NFS.

MSCO serves investors who generally make their own investment decisions and seeks to assist its customers in their investment decisions by offering a number of value added services, including easy access to account information. MSCO’s representatives are available to assist customers with information via toll-free 800 service Monday through Friday between 7:30 a.m. and 7:30 p.m. Eastern Time. Customers have 24-hour access to MSCO’s SiebertNet and Mobile Broker services.

Independent Retail Execution Services. MSCO and NFS monitor order flow in an effort to ensure that customers are getting the best possible trade executions. MSCO does not make markets in securities, nor does it take positions against customer orders.

MSCO’s equity orders are routed by NFS in a manner intended to afford MSCO’s customers the opportunity for price improvement on all orders. MSCO also offers customers execution services through various market centers for an additional fee, providing customers access to numerous market centers before and after regular market hours.

Customers may also indicate online interest in buying or selling fixed income securities, including municipal bonds, corporate bonds, mortgage-backed securities, government sponsored enterprises, unit investment trusts or certificates of deposit. These transactions are serviced by registered representatives.

Retail Customer Service. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers with personal service via toll-free access to dedicated customer support personnel for all of its products and services. Customer service personnel are located in each of Siebert’s offices. Siebert has retail offices in Jersey City, New Jersey, Boca Raton, Florida and New York, New York. Siebert uses a proprietary Customer Relationship Management System that enables representatives, no matter where located, to view a customer’s service requests and the response thereto. Siebert’s telephone system permits the automatic routing of calls to the next available agent having the appropriate skill set.

Retirement Accounts. Siebert offers customers a variety of self-directed retirement accounts for which it acts as agent on all transactions. Custodial services are provided through an affiliate of NFS, the firm’s clearing agent, which also serves as trustee for such accounts. Each IRA, SEP IRA, ROTH IRA, 401(k) and KEOGH account can be invested in mutual funds, stocks, bonds and other investments in a consolidated account. StockCross is a qualified IRA custodian. Management intends to explore economies of scale and a relationship between the Company and StockCross as an IRA Custodian.

Customer Financing. Customer margin accounts are carried through NFS which lends customers a portion of the market value of certain securities held in the customer’s account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin, short sale or any other transaction, Siebert assumes the risk of its customers’ failure to meet their obligations in the event of adverse changes in the market value of the securities positions. Both Siebert and NFS reserve the right to set margin requirements higher than those established by the Federal Reserve Board.

Siebert has established policies with respect to maximum purchase commitments for new customers or customers with inadequate collateral to support a requested purchase. Managers have some flexibility in the allowance of certain transactions. When transactions occur outside normal guidelines, Siebert monitors accounts closely until their payment obligations are completed; if the customer does not meet the commitment, Siebert takes steps to close out the position and minimize any loss. In the last five years, Siebert has not had any significant losses as a result of customers failing to meet commitments.

Information and Communications Systems. Siebert relies heavily on the data technology platform provided by its clearing agent, NFS. This platform offers an interface to NFS’ main frame computing system where all customer account records are kept and is accessible through Siebert’s data technology platform. Siebert’s systems also utilize browser based access and other types of data communications. Siebert’s representatives use NFS systems, by way of Siebert’s data technology platform, to perform daily operational functions which include trade entry, trade reporting, clearing related activities, risk management and account maintenance.

Siebert’s data technology platform offers services used in direct relation to customer related activities as well as support for corporate use. Some of these services include email and messaging, market data systems and third party trading systems, business productivity tools and customer relationship management systems. Siebert’s offices are connected to the office in Jersey City, New Jersey. Siebert’s data network is designed with redundancy in case a significant business disruption occurs.

Siebert’s voice network offers a call center feature that can route and queue calls for certain departments within the organization. Additionally, the system’s call manager offers reporting and tracking features which enable staff to determine how calls are being managed, such as time on hold, call duration and total calls by agent.

To ensure reliability and to conform to regulatory requirements related to business continuity, Siebert maintains backup systems and backup data. However, in the event of a wide-spread disruption, such as a massive natural disaster, Siebert’s ability to satisfy the obligations to customers and other securities firms could be significantly hampered or completely disrupted. For more information regarding Siebert’s Business Continuity Plan, please review the Business Continuity Statement on our website at www.siebertnet.com or write to us at Muriel Siebert & Co., Inc., Compliance Department, 15 Exchange Place, Jersey City, NJ 07302.

Website. Our website has design, navigation, and functionality features such as:

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

MSCO intends to explore order flow payment issues in conformity with industry practices, providing best execution for its customers.

Advertising, Marketing and Promotion

Siebert develops and maintains its retail customer base through internet advertising and social media. Additionally, a significant number of the firm’s new accounts are developed directly from referrals by satisfied customers.

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

Regulation

The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The Securities and Exchange Commission (“SEC”) is the Federal agency charged with administration of the Federal securities laws. Siebert is registered as a broker-dealer with the SEC, and is a member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA and national securities exchanges such as the NYSE, which is Siebert’s primary regulator with respect to financial and operational compliance. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Siebert is registered as a broker-dealer in 50 states, and the District of Columbia.

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

As a registered broker-dealer and FINRA member organization, Siebert is required by Federal law to belong to the Securities Investor Protection Corporation (“SIPC”) which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $250,000 on claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Siebert’s clearing firm NFS, has purchased from private insurers additional account protection in the amount of $1 billion dollars in the event of liquidation up to the net asset value, as defined, of each account. Stocks, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

Siebert is also authorized by the Municipal Securities Rulemaking Board (the “MSRB”) to effect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.

Margin lending arranged by Siebert through third parties is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the Chicago Board Options Exchange govern the amount of margin customers must provide and maintain in writing uncovered options.

Net Capital Requirements

As a registered broker-dealer MSCO is subject to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1), “best execution” requirements for client trades under SEC guidelines and FINRA rules and segregation of client funds under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA.

Net capital rules are designed to protect clients, counterparties and creditors by requiring a broker-dealer to have sufficient liquid resources available to satisfy its financial obligations. Net capital is a measure of a broker-dealers readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Under the Uniform Net Capital Rule, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount below required levels. Failure to maintain the required regulatory net capital may subject a firm to suspension or expulsion by the NYSE and FINRA, certain punitive actions by the SEC and other regulatory bodies ultimately may require a firm’s liquidation.

Under applicable regulations, MSCO is required to maintain regulatory net capital of at least $250,000. At December 31, 2016 MSCO had net capital of $1.1 million. At December 31, 2015, MSCO had net capital of $8.1 million. During the last quarter of 2016 the Company paid cash dividends of approximately $4.5 million to its shareholders. The source of the dividend payment was MSCO. MSCO claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

Adjustments as audited by the Company’s auditors required certain adjustments which impacted the Company’s year end performance and MSCO’s net capital. MSCO’s net capital as reported in its Focus Report filed with FINRA for the period ended February 28, 2017 reflected that MSCO’s net capital was approximately $2 million with excess net capital of approximately $1.75 million.

As explained in SEC guidelines and FINRA rules, brokers are required to seek the “best execution” reasonably available for their clients’ orders. In part, this requires brokers to use reasonable diligence so that the price to the client is as favorable as possible under prevailing market conditions. MSCO sends client orders to a number of market centers, including market makers and exchanges, which encourages competition and ensures redundancy. For non-directed client orders, it is our policy to route orders to market centers based on a number of factors that are more fully discussed in the Supplemental Materials of FINRA Rule 5310, including, where applicable, but not necessarily limited to, speed of execution, price improvement opportunities, differences in price disimprovement, likelihood of executions, the marketability of the order, size guarantees, service levels and support, the reliability of order handling systems, client needs and expectations, transaction costs and whether the firm will receive remuneration for routing order flow to such market centers. Price improvement is available under certain market conditions and for certain order types and we regularly monitor executions to test for such improvement if available.

Employees

As of March 23, 2017, we had approximately 31 employees, one of whom was a corporate officer. None of our employees are represented by a union, and we believe that relations with our employees are good. Since new management acquired control of the Company on December 16, 2016, 11 former employees are no longer associated with the Company and 3 new employees have been hired, resulting in an annual net savings of approximately $600,000.

Historical Developments

Former Capital Markets Division

Prior to November 2014, we operated a division referred to as Siebert Capital Markets Group (“SCM”), through which the Company acted as a co-manager, underwriting syndicate member, or selling group member on a wide spectrum of securities offerings for corporations and Federal agencies. The principal activities of SCM were investment banking and institutional equity execution services. In addition, prior to November 2014, the Company held a 49% membership interest in Siebert Brandford Shank & Co., LLC (“SBS”). The principal activities of SBS were municipal investment banking.

On November 4, 2014, the Company and the other members of SBS contributed their SBS membership interests to a newly formed Delaware limited liability company, Siebert Brandford Shank Financial, L.L.C. (“SBSF”) (now known as Siebert Cisneros Shank Financial, LLC) in exchange for the same percentage membership interests in SBSF. On the same day, the Company entered into an Asset Purchase Agreement (the “Capital Markets Agreement”) with SBS and SBSF, pursuant to which the Company sold substantially all of the SCM assets to SBSF. Pursuant to the Capital Markets Agreement, SBSF assumed post-closing liabilities relating to the transferred business and agreed to pay to the Company an aggregate of $3,000,000, payable in annual installments commencing on March 1, 2016 and continuing on each of March 1, 2017, 2018, 2019 and 2020. The amount payable to the Company on each annual payment date was equal to 50% of the net income attributable to the transferred business recognized by SBSF in accordance with generally accepted accounting principles during the fiscal year ending immediately preceding the applicable payment date; provided that, if net income attributable to the transferred business generated prior to the fifth annual payment date was insufficient to pay the remaining balance of the purchase price in full on the fifth annual payment date, then the unpaid amount of the purchase price will be paid in full on March 1, 2021. The annual installment payable on March 1, 2016 is based on the net income attributable to the capital markets business for the year ended December 31, 2015, amounted to $493,000 (the “SBSF Receivable”).

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

The discount recorded for the purchase obligation is being amortized as interest income using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the year ended December 31, 2016 amounted to $207,000 based on a yield of approximately 12%.

On November 9, 2015, the Company sold its 49% membership investment in SBSF back to SBSF for $8,000,000 of which $4,000,000 was paid in cash and the balance of which was paid in the form of a secured junior subordinated promissory note of $4,000,000 (the “SBSF Junior Note”). The sale of the investment in SBSF, which was accounted for by the equity method, represented a strategic shift for the Company based on its significance to the Company’s financial condition and results of operations and the major effect it had on the Company’s operations and financial results and, accordingly, the Company’s share of operating results of the investment are reflected as discontinued operations in the accompanying statement of operations. The investment was sold for approximately $448,000 less than the carrying value of the investment at November 9, 2015, after adjusting the carrying value of the investment for the Company’s equity in SBSF’s results of operations through such date. Such loss is also included in discontinued operations.

The Company no longer has a relationship with its former affiliate, Siebert Cisneros Shank Financial, LLC.

Change in Control

In December 2016, pursuant to the terms of an acquisition agreement, dated September 1, 2016 (the “Acquisition Agreement”), by and among the Company, Kennedy Cabot Acquisition, LLC (the “KCA”), a Nevada limited liability company and the Estate of Muriel F. Siebert (the “Majority Shareholder”), KCA acquired 677,283 shares of Common Stock in a cash tender offer (the “Tender Offer Shares”) and 19,310,000 shares of Common Stock owned by the Majority Shareholder (the “Majority Shares”). As a result of the acquisition of the Tender Offer Shares and Majority Shares, effective December 16, 2016, KCA became the owner of 19,987,283 shares of Common Stock representing approximately 90% of the Company’s outstanding Common Stock.

The purchase price paid by KCA in the tender offer to the minority shareholders for the Tender Offer Shares was approximately $812,740. The purchase paid by KCA to the Majority Shareholder for the Majority Shares was approximately $6,994,342 (the “Majority Share Purchase Price”). Of the amount payable to the Majority Shareholder, $1 million was placed in escrow for one year and will be used to fund the Majority Shareholder’s indemnification obligations to the Purchaser. In addition, the Majority Share Purchase Price is subject to adjustment for fluctuations in SFC’s working capital and reduction for SFC’s transaction expenses in connection with the Acquisition.

In addition, pursuant to the Acquisition Agreement, SFC’s Board of Directors declared a special dividend in the amount of $.20 per share of outstanding Common Stock (an aggregate of $4,492,735) payable on October 24, 2016, to the shareholders of record on October 13, 2016.

In accordance with the Acquisition Agreement, pursuant to the terms of an assignment agreement (the “Assignment”) dated December 16, 2016, SFC assigned to the Majority Shareholder, among other things, all of SFC’s rights to receive the remaining amounts of the SBSF Receivables and the remaining amounts payable pursuant to the SBSF Junior Note. The Company received approximately $610,000 from the Majority Shareholder to adjust for the non-Estate controlled shares.

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

Lower price levels of securities may result in (i) reduced volumes of securities, options and futures transactions, with a consequent reduction in our commission revenues, and (ii) losses from declines in the market value of securities we held in investment. In periods of low volume, our levels of profitability are further adversely affected because certain of our expenses remain relatively fixed. Sudden sharp declines in market values of securities and the failure of issuers and counterparties to perform their obligations can result in illiquid markets which, in turn, may result in our having difficulty selling securities. Such negative market conditions, if prolonged, may lower our revenues. A reduction in our revenues could have a material adverse effect on our business, results of operations and financial condition.

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

Some competitors in the discount brokerage business offer services which we may not. In addition, some competitors have continued to offer flat rate execution fees that are lower than our published rates. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow. Continued or increased competition from ultra-low cost, flat fee brokers and broader service offerings from other discount brokers could limit our growth or lead to a decline in Siebert’s customer base which would adversely affect our business, results of operations and financial condition.

Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyber-attacks increases. As a financial services company, we are continuously subject to cyber-attacks by third parties. Any such security breach could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. The secure transmission of confidential information over public networks is also a critical element of our operations.

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by third parties who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

Our advisory services subject us to additional risks.

We have provided investment advisory services to investors through our registered Registered Investment Advisor, SIA. SIA intends to offer Robo advisory and investment services. The risks associated with these investment advisory activities include those arising from possible conflicts of interest, unsuitable investment recommendations, inadequate due diligence, inadequate disclosure and fraud. Realization of these risks could lead to liability for client losses, regulatory fines, civil penalties and harm to our reputation and business.

We are subject to extensive government regulation.

Our business is subject to extensive regulation in the United States, at both the Federal and state level. We are also subject to regulation by self–regulatory organizations and other regulatory bodies in the United States, such as the SEC, the NYSE, FINRA and the MSRB. We are registered as a broker-dealer in 50 states and the District of Columbia. The regulations to which we are subject as a broker-dealer cover all aspects of the securities business including: training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations, which may be subject to the uncertainties of interpretation, could result in civil penalties, fines, suspension or expulsion and have a material adverse effect on our business, results of operations and financial condition.

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

Legislation has and may continue to result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, requires many federal agencies to adopt new rules and regulations applicable to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. The U.S. Department of Labor (“DOL”) has enacted regulations changing the definition of who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974 (ERISA) and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and Individual Retirement Arrangements (IRAs). The DOL regulations will deem many of the investment, rollover and asset management recommendations from us to our clients regarding their retirement accounts fiduciary “investment advice” under ERISA. One of the most significant impacts on our business from the DOL regulations and related prohibited transaction exemptions will be the impact on our fee and compensation practices. For example, the regulations make investment advisors to retirement account clients subject to an ERISA fiduciary duty standard and the exemptions seek to reduce conflicts of interest stemming from fee differentials and compensation incentives that could lead to a misalignment of the interests of advisors and their retirement investor clients. The exemptions, when used, will also require certain new client contracts, adherence to “impartial conduct standards” (including a requirement to act in the “best interest” of retirement clients when providing investment advice), the adoption of related policies and procedures and the making of extensive website and other disclosures to retirement investors and the DOL. One way to comply is to use the best interest contract exemption in connection with certain advice activities, which will subject us to an increased risk of class actions and other litigation and regulatory risks. Additional rulemaking or legislative action could negatively impact our business and financial results. While we have not yet been required to make other material changes to our business or operations as a result of the Dodd-Frank Act or other rulemaking or legislative action, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, FINRA, DOL, banking regulators and other regulatory agencies may be, how the courts and regulators might interpret these rules and what impact this will have on our compliance costs, business, operations and profitability.

Our profitability could also be affected by new or modified laws that impact the business and financial communities generally, including changes to the laws governing banking, the securities market, fiduciary duties, conflicts of interest, taxation, electronic commerce, client privacy and security of client data.

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

Our customers may fail to pay us.

A principal credit risk to which we are exposed on a regular basis is that our customers may fail to pay for their purchases or fail to maintain the minimum required collateral for amounts borrowed against securities positions maintained by them. We cannot assure you that our practices and/or the policies and procedures we have established will be adequate to prevent a significant credit loss.

An increase in volume on our systems or other events could cause them to malfunction.

During 2016, we received and processed approximately 61% of our trade orders electronically. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While we have never experienced a significant failure of our trading systems, heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or the systems of third parties involved in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties, and third party software), even for a short time, could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from these customers for losses. There can be no assurance that our network structure will operate appropriately in the event of a subsystem, component or software failure. In addition, we cannot assure you that we will be able to prevent an extended systems failure in the event of a power or telecommunications failure, an earthquake, terrorist attack, fire or any act of God. Any systems failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

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

Rapid market or technological changes may render our technology obsolete or decrease the attractiveness of our products and services to our clients.

We must continue to enhance and improve our technology and electronic services. The electronic financial services industry is characterized by significant structural changes, increasingly complex systems and infrastructures, changes in clients’ needs and preferences and new business models. If new industry standards and practices emerge and our competitors release new technology before us, our existing technology, systems and electronic trading services may become obsolete or our existing business may be harmed. Our future success will depend on our ability to:

•	enhance our existing products and services;

•	develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our clients and prospective clients;
11

•	continue to attract highly-skilled technology personnel; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our electronic services, our implementation and utilization of our use of the Robo investment advisor platform and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platform, information databases and network infrastructure to client requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our clients may forego the use of our products and use those of our competitors.

Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify and adapt our services. We cannot assure you that we will be able to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to client requirements or emerging industry standards. We cannot assure you that we will be able to respond in a timely manner to changing market conditions or client requirements.

We depend on our ability to attract and retain key personnel.

We are dependent upon our new and continuing senior management for our success and the loss of the services of any of these individuals could significantly harm our business, financial condition and operating results.

We may be unable to realize the anticipated benefits of the change in control or it may take longer than anticipated for us to realize any benefits from increased cost efficiencies or economies of scale, if at all.

Our realization of the benefits anticipated as a result of the Acquisition Agreement and change in control will depend in part on the ability of our new management team, led by our new Executive Vice President and Chief Financial Officer, Andrew H. Reich, to implement the Company’s business plan (See Recent Events). We cannot assure shareholders that there will not be substantial costs associated with the transition process, the Company’s new products or other negative consequences as a result of the change in management. These effects, including, but not limited to, incurring unexpected costs or delays in connection with implantation of a modified business model, or the failure of our business to perform as expected, could harm our results of operations.

Our principal shareholder has the ability to control key decisions submitted to a vote of our shareholders.

KCA currently owns approximately 90% of our outstanding common stock and Gloria E. Gebbia, who is a director of the Company, and the managing member of KCA, has the power to elect the entire Board of Directors and, except as otherwise provided by law or our Certificate of Incorporation or by-laws, to approve any action requiring shareholder approval without a shareholders meeting.

There may be no public market for our common stock.

Only approximately 1,900,000 shares of common stock, or approximately 9% of our shares of Common Stock outstanding, are currently held by the public. Although our Common Stock is traded in The NASDAQ Capital Market, there can be no assurance that an active public market will continue.

Our future ability to pay dividends to holders of our Common Stock is subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.

Payment of future cash dividends on our Common Stock will depend on our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our Common Stock.

Our ability to pay cash dividends on our common stock is also dependent on the ability of our subsidiaries to pay dividends to SFC. MSCO is subject to requirements of the SEC and FINRA relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to SFC.

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

Siebert operates its business out of the following leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date of Current Lease	Renewal Terms
Corporate Headquarters / Retail Office
120 Wall Street New York, NY 10005	250	9/2018	None

Retail Offices
15 Exchange Place, Suite 615 Jersey City, NJ 07302	5,000	9/2018	None

4400 North Federal Highway Boca Raton, FL 33431	2,438	Month to Month	None

Item 3.	LEGAL PROCEEDINGS

In December 2015, a former employee of MSCO commenced an arbitration before FINRA against MSCO, alleging a single cause of action for employment retaliation under the Sarbanes-Oxley Act of 2002. In February 2016, the employee amended his claim to replace the Sarbanes-Oxley claim with a substantially identical claim arising under the Dodd-Frank Act of 2010. The matter was settled in February 2017.

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

Our common stock traded on the NASDAQ Global Market until June 29, 2011 when our common stock started trading on the NASDAQ Capital Market, under the symbol “SIEB”. The high and low sales prices of our common stock reported by NASDAQ during the following calendar quarters were:

	High	Low
First Quarter – 2015	$2.62	$1.44

Second Quarter – 2015	$2.11	$1.45

Third Quarter – 2015	$1.95	$1.35

Fourth Quarter – 2015	$1.56	$1.14

First Quarter – 2016	$1.40	$1.15

Second Quarter – 2016	$1.34	$1.17

Third Quarter – 2016	$2.20	$1.00

Fourth Quarter – 2016	$3.25	$1.19

On March 24, 2017, the closing price of our common stock on the NASDAQ Capital Market was $3.08 per share. There were 86 holders of record of our common stock and approximately 1,000 beneficial owners of our common stock.

Dividend Policy

Our Board of Directors periodically considers whether to declare dividends. In considering whether to pay such dividends, our Board of Directors will review our earnings capital requirements, economic forecasts and such other factors as are deemed relevant. Some portion of our earnings will be retained to provide capital for the operation and expansion of our business.

Pursuant to the Acquisition Agreement, our Board of Directors declared a special dividend in the amount of $.20 per share of outstanding Common Stock (an aggregate of $4,492,735) payable on October 24, 2016, to the shareholders of record on October 13, 2016. This dividend was a one-time event made pursuant to the terms of the Acquisition Agreement. No other special dividends are currently contemplated.

Issuer Purchases of Equity Securities

Effective February 28, 2017, our Board of Directors terminated the stock repurchase program authorized on January 23, 2008. No shares were purchased in 2016.

Equity Compensation Plan Information

In December 2016, our Board of Directors authorized the termination of our equity compensation plans. Accordingly, as of December 31, 2016, we had no equity compensation plans.

Our Performance

The graph below compares our performance from December 31, 2011 through December 31, 2016 against the performance of the NASDAQ Composite Index and a peer group. The peer group consists of Ameritrade Holding Corporation, E*Trade Financial Corporation and the Charles Schwab Corporation.

	Cumulative Total Return
	2011	2012	2013	2014	2015	2016
Siebert Financial Corp.	100.00	116.78	112.59	153.85	90.21	241.73
Nasdaq Composite	100.00	116.41	165.47	188.69	200.32	216.54
Peer Group	100.00	122.36	230.03	272.01	293.54	359.57
15

Item 6.	SELECTED FINANCIAL DATA

(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction with Our Consolidated
Financial Statements and the Related Notes Thereto.

	2016	2015	2014	2013	2012
Income statement data:
Total Revenues	$9,812	10,096	$15,815	$16,401	$20,983
Net loss	$(5,578)	(2,869)	$(6,557)	$(5,912)	$(171)

Net loss per share of common stock
Basic	$(.25)	(.13)	$(0.30)	$(0.27)	$(0.01)
Diluted	$(.25)	(.13)	$(0.30)	$(0.27)	$(0.01)

Weighted average shares outstanding (basic)	22,085,126	22,085,126	22,085,126	22,087,324	22,100,759
Weighted average shares outstanding (diluted)	22,085,126	22,085,126	22,085,126	22,087,324	22,100,759

Statement of financial condition data (at year end):

Total assets	$3,816	17,785	$20,728	$27,970	$33,456
Total liabilities excluding subordinated borrowings	$1,563	2,102	$2,176	$2,861	$2,416
Stockholders’ equity	$2,253	15,683	$18,552	$25,109	$31,040
Cash dividends declared on common shares	$.20	0	$0	$0	$0

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

Our working capital is invested primarily in bank accounts. In November 2015, Siebert sold its 49% equity interest in SBSF to our former affiliate resulting in discontinued operations. A loss resulted from the disposal of this equity investment in the amount of $52,000 for 2015 which includes equity earnings of former affiliate of $671,000, net of $448,000 loss related to disposal of investment in 2015, net of income tax of $275,000. Siebert also earned interest income from the receivable from the SCM sale to SBSF of $207,000 in 2016. The receivable was sold by Siebert in December 2016 in connection with the Acquisition Agreement. The Company’s professional expenses during 2016 include the costs of associated with the Acquisition.

The following table sets forth certain metrics as of December 31, 2016, 2015 and 2014, respectively, which we use in evaluating our business.

	For the Twelve Months ended December 31,
Retail Customer Activity:	2016		2015	2014

Total retail trades:	229,720		259,624	293,419
Average commission per retail trade:	$20.27	*	$22.29	$19.50

	As of December 31,
	2016	2015
Retail customer balances:
Retail customer net worth (in billions):	$7.0	$6.8
Retail customer money market fund value (in billions):	$1.0	$.9
Retail customer margin debit balances (in millions):	$214.0	$254.7
Retail customer accounts with positions:	28,430	30,851

*	Based on new management’s analysis.

Description:

•	Total retail trades represents retail trades that generate commissions.
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.
•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

The Company’s SIA subsidiary offers to its clients a number of Asset Management Programs (“Managed Programs”) consisting of asset allocation, flexible asset management and focused or completion strategies. In these Managed Programs, SIA acts as the co-adviser to clients. IA Representatives will assist each client in reviewing information about the programs, completing a client questionnaire to determine the client’s risk tolerance, financial situation and investment objectives and selecting an investment strategy. SIA does not ever act as portfolio manager directly, SIA selects other investment advisers to act as portfolio manager on behalf of its clients. During 2016, the results of SIA operations are immaterial to the operations of the Company.

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues. Total revenues for 2016 were $9.8 million, a decrease of $284,000, or 2.8%, from 2015. Commission and fee income decreased $861,000, or 9.4%, from the prior year to $8.3 million primarily due to a decrease in retail trading.

Trading gains increased $346,000 or 60.2% to $921,000 primarily as a result of liquidating the Company’s securities.

Income from interest and dividends increased $225,000, or 69%, from the prior year to $551,000 in 2016 primarily due to accrued interest on our receivable from business sold to affiliate and interest from a subordinated note from our former affiliate.

Expenses. Total expenses for 2016 were $15.4 million, an increase of $2.2 million or 16.7% from the prior year primarily due to expenses associated with the sale of the Company.

Employee compensation and benefit costs decreased $503,000, or 9.3%, from the prior year to $4.9 million in 2016. This decrease was primarily due to a reduction in head count from the previous year.

Clearing and floor brokerage fees decreased $373,000, or 30.1%, from the prior year to $866,000 in 2016 primarily due to lower retail trading volume.

Professional fees increased $258,000, or 8.1% form the prior year to $3.5 million in 2016. This increase was primarily due to increased professional fees incurred as a result of the change in control of the Company in additional to the professional fees discussed below.

In December 2015, a then current employee of the Company commenced an arbitration before FINRA against the Company alleging a single cause of action for employment retaliation under the Sarbanes-Oxley Act of 2002. In February 2016, the employee amended his claim to replace the Sarbanes-Oxley claim with a substantially identical claim arising under the Dodd-Frank Act of 2010. In February 2017, a settlement agreement was entered into pursuant to which the arbitration was dismissed with prejudice and the employee was paid $825,000 which was funded by Kennedy Cabot Acquisition, LLC.

Effective December 2016, the Company entered into an acquisition agreement with Kennedy Cabot Acquisition, LLC. As a result of this transaction, the Company incurred $2,206,000 of professional fees and other expenses related to change in control.

Communications expense decreased $133,000, or 22.4% from the prior year to $462,000 in 2016 primarily due to a reduction in expenses associated with quote usage.

Occupancy costs decreased $30,000, or 3.9% from the prior year to $746,000 in 2016.

Other general and administrative expenses decreased $30,000, or 2.2%, from the prior year to $1.7 million in 2016 due to expenses associated with the sale of the Company.

Income tax benefit for the year ended December 31, 2015 was $275,000. The benefit for income taxes for 2015 represents the utilization of the loss from continuing operations against income from discontinued operations, exclusive in 2015 of the capital loss from disposal of the investment in former affiliate. The Company has recorded a valuation allowance to fully offset our deferred tax asset at December 31, 2016 and 2015.

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

Liquidity and Capital Resources

Our working capital is invested in cash and money market funds. Our total assets at December 31, 2016 were $3.8 million, of which we regarded $2.7 million, or 72.0%, as highly liquid.

MSCO is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2016, MSCO’s regulatory net capital was $1.1 million, which was $862,000 in excess of its minimum capital requirement of $250,000. The Company’s year-end performance and the broker-dealer’s net capital was negatively impacted by a $825,000 charge that the Company was required to take as a technical adjustment to reflect the arbitration settlement.

Contractual Obligations

Below is a table that presents our obligations and commitments at December 31, 2016:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than Five Years
Operating lease obligations	$91,000	$91,000		$0	$0

Off-Balance Sheet Arrangements

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2016.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes:

The Company does not directly engage in derivative transactions, has no interest in any special purpose entity and has no liabilities, contingent or otherwise, for the debt of another entity.

Financial Instruments Held For Purposes Other Than Trading:

We generally invest working capital temporarily in dollar denominated bank account(s). These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through a clearing broker on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2016.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements and supplementary data required pursuant to this item beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of Securities Exchange of 1934, as amended. Based on that evaluation, our management, including our Executive Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Executive Vice President and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, our management, including our Executive Vice President and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Identification of Directors

Effective December 16, 2016, Patricia L. Francy, Nancy Peterson Hearn, Jane H. Macon and Robert P. Mazzarella (the “Prior Board of Directors”) resigned as directors and Gloria E. Gebbia, Charles A. Zabatta, Francis Cuttita and Andrew H. Reich were appointed as directors. Effective December 29, 2016, Jerry Schneider, CPA, was appointed as a director and chairman of the Audit Committee of the Company. The names of our directors and their ages, positions, and biographies are set forth below.

Gloria E. Gebbia

Age 74

Director

Gloria Gebbia is the manager and owner of the majority issued and outstanding voting member interests of Kennedy Cabot Acquisition, LLC. Ms. Gebbia is an owner of StockCross Financial Services, Inc., a global financial services company (“StockCross”). Additionally, Ms. Gebbia also serves as the President of Associates for Breast and Prostate Cancer Research, a non-profit organization that raises funds for the John Wayne Cancer Institute, which has under Ms. Gebbia’s leadership raised over $15 million for breast and prostate cancer research.

Charles A. Zabatta

Age 74

Director

Charles A. Zabatta has been for the past five years, the head of Corporate Development at StockCross. Mr. Zabatta has and continues to have a distinguished and successful career, predominately in the financial service industry, including holding various positions with the New York Stock Exchange, Paine Webber, Securities Settlement Corp., Josephthal Lyon & Ross, Kennedy Cabot & Co. and TD Waterhouse. Mr. Zabatta’s creative business skills have been instrumental in several acquisitions of small to midsize companies, in various industries. Mr. Zabatta currently advises on capital raising, general business structure and management. Previously, Mr. Zabatta has served as a member of the board of Knight Capital and Kennedy Cabot & Co. Currently, Mr. Zabatta serves on the board of Paraco Gas Corporation, a large privately held independent energy company in the northeast. Mr. Zabatta holds a BA in industrial psychology from Iona College.

Francis Cuttita

Age 48

Director

Francis V. Cuttita is a Senior Partner of Cuttita, LLP, a New York based law firm. Mr. Cuttita has over 23 years of practicing law, and in the areas of real estate and business transactions, media, sports and entertainment. Mr. Cuttita’s list of clients include Fortune 100 corporations, CEOs, hedge fund managers, legendary professional athletes, entertainment icons and Grammy award winning musicians. Mr. Cuttita also serves as an advisor to several national financial, insurance and sports businesses and is an active supporter and member of various nonprofit organizations. Mr. Cuttita graduated from Swarthmore College and received his law degree from Fordham University School of Law.

Andrew H. Reich

Age 61

Andrew H. Reich held various executive positions in StockCross from 2002 and was StockCross’ Chairman from 2015 to December 16, 2016. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company, has previously served as the CFO of Gebbia Holding Co., a holding company for Ms. Gebbia’s family since 2013 and as CFO of Park Wilshire Insurance Company, a privately held insurance company since 2010. Mr. Reich has more than 20 years of experience in the financial industry, including more than fourteen years in various senior management roles at StockCross. Mr. Reich holds an MBA from the University of Southern California and a BBA from the Bernard Baruch College.

Jerry Schneider, CPA

Age 72

Mr. Schneider, age 72, is a certified public accountant and has over 40 years of relevant accounting experience. Mr. Schneider is licensed to practice public accounting in New York and Florida and is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Florida Society of Certified Public Accountants. Mr. Schneider was the Managing Partner of Schneider & Associates LLP, a CPA firm with approximately 20 professional staff and was the driving force in that firm’s growth and development until it merged with Marks Paneth LLP in 2008. Since January 2011, Mr. Schneider has been a Partner Emeritus and Senior Consultant at Marks Paneth LLP. Mr. Schneider’s practice was concentrated in the areas of business planning, high net worth individuals, manufacturing, retailing, securities broker-dealers, the hospitality industry and private educational institutions.

Identification of Executive Officers*

Name	Age	Position

Andrew H. Reich	61

Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

Mr. Reich has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company and Chief Executive Officer of MSCO since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross Financial Services, Inc., a global financial services company (“StockCross”) since 2002 and from 2015 until his resignation effective as of the Closing Date, he served as the Chairman of StockCross. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company, has previously served as the CFO of Gebbia Holding Co., a holding company for Gloria E. Gebbia’s family since 2013 and as CFO of Park Wilshire Insurance Company, a privately held insurance company since 2010. Mr. Reich has more than 20 years of experience in the financial industry, including more than fourteen years as senior management of StockCross. Mr. Reich holds a MBA from the University of Southern California and a BBA from the Bernard Baruch College.

*Joseph M. Ramos, Jr., resigned from all offices held with the Company effective December 16, 2016.

Corporate Governance

Board Meetings

The Prior Board of Directors held 16 regular meetings during 2016 and the Company’s current board of directors held two special meetings during 2016. Each incumbent director attended at least 75% of his or her Board of Directors meetings and all of his or her committee meetings.

Controlled Company

We are a “Controlled Company” as defined in Rule 5615(c)(1) of The Nasdaq Stock Market because KCA holds more than 50% of our voting power for the election of directors. As a “Controlled Company” we are not required to have a majority of our Board of Directors comprised of independent directors, a compensation committee comprised solely of independent directors or a nominating committee comprised solely of independent directors.

Audit Committee of the Board of Directors

The Audit Committee of our Board of Directors currently consists of Mr. Schneider, Chairman, Mr. Zabatta and Mr. Cuttita. The Board of Directors has determined that Mr. Schneider, Mr. Zabatta and Mr. Cuttita is each an “independent director” within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market and within the meaning of the applicable rules and regulations of the Securities and Exchange Commission.

The prior Audit Committee held 6 meetings during 2016. The current Audit Committee held no meetings during 2016.

The Board of Directors has determined that Mr. Schneider qualifies as an “audit committee financial expert” under the applicable rules of the Securities and Exchange Commission.

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

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers and directors. The Compensation Committee will administer a stock option and other employee benefit plans if and when adopted. The Compensation Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with The NASDAQ Stock Market’s independence requirements. The Compensation Committee held no meetings during 2016.

The Compensation Committee will evaluate the performance of our executive officers in terms of our operating results and financial performance and will determine their compensation in connection therewith.

In accordance with general practice in the securities industry, our executive compensation includes base salaries, an annual discretionary cash bonus, and stock options and other equity incentives that are intended to align the financial interests of our executives with the returns to our shareholders. The Compensation Committee will determine compensation of our executive officers. The Compensation Committee and our sole executive officer were appointed to such positions effective December 16, 2016, and, accordingly, such reviews shall commence during the 2017 fiscal year.

As part of its oversight of the Company’s executive compensation, the Compensation Committee will consider the impact of the Company’s executive compensation, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. In addition, the Compensation Committee will review the Company’s compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company.

Nominating Committee of the Board of Directors

The Nominating Committee of the Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Nominating Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with The NASDAQ Stock Market’s independence requirements. The Nominating Committee did not meet in 2016.

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

Indemnification of Officers and Directors

We indemnify our executive officers and directors to the extent permitted by applicable law against liabilities incurred as a result of their service to us and against liabilities incurred as a result of their service as directors of other corporations when serving at our request. We have a director’s and officer’s liability insurance policy, underwritten by Illinois National Insurance Company, a member of the American International Group, Inc., in the annual aggregate amount of $5 million dollars. As to reimbursements by the insurer of our indemnification expenses, the policy has a $250,000 deductible; there is no deductible for covered liabilities of individual directors and officers.

Pursuant to the terms of the Acquisition Agreement, we obtained a director’s and officer’s liability policy for the Prior Board of Directors in the aggregate amount of $15 million.

Annual Shareholders Meeting Attendance Policy

It is the policy of our Board of Directors that all of our directors are strongly encouraged to attend each annual shareholders meeting. All of our directors, other than Mr. Schneider, attended the 2016 annual meeting of shareholders.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers applicable to our chief executive officer, chief financial officer, treasurer, controller, principal accounting officer, and any of our other employees performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is available on our website https://www.siebertnet.com/html/StartAboutGovernance.aspx.

Board Leadership Structure and Board of Directors

Our Board of Directors does not have a chairman nor a lead independent director. The Company believes this structure allows all of the directors to participate in the full range of the Board’s responsibilities with respect to its oversight of the Company’s management. The Board of Directors has determined that this leadership structure is appropriate given the size of the Company, the number of directors overseeing the Company and the Board of Directors’ oversight responsibilities.

The Board of Directors intends to hold at least four regular meetings each year to consider and address matters involving the Company. The Board of Directors also may hold special meetings to address matters arising between regular meetings. These meetings may take place in person or by telephone. The independent directors also regularly meet in executive sessions outside the presence of management. The Board of Directors has access to legal counsel for consultation concerning any issues that may occur during or between regularly scheduled Board meetings. As discussed above, the Board has established an Audit Committee, a Compensation Committee and a Nominating Committee to assist the Board in performing its oversight responsibilities.

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

The Board of Directors requires management to report to the full Board of Directors on a variety of matters at regular meetings of the Board of Directors and on an as-needed basis, including the performance and operations of the Company and other matters relating to risk management. The Audit Committee also receives reports from the Company’s independent registered public accounting firm on internal control and financial reporting matters. These reviews are conducted in conjunction with the Board of Directors’ risk oversight function and enable the Board of Directors to review and assess any material risks facing the Company.

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

Other than Form 3’s filed by the current members of the Board of Directors and our current executive officer and Form 4’s filed by the members of the Prior Board of Directors and prior executive officers, no forms were filed under Section 16(a) or were furnished to us during fiscal 2016. Based solely upon this review, we believe that during fiscal 2016 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

Advisers to the Company

Special Adviser to the Board of Directors

In February 2017, the Board of Directors appointed John J. Gebbia as a Special Advisor to the Board of Directors. John J. Gebbia commenced his employment in the brokerage industry in 1959. In 1962, Mr. Gebbia became an executive vice president of Walston & Company. After becoming CEO of Jesup & Lamont, an institutional brokerage firm, Mr. Gebbia purchased the company in 1983. Thereafter, Mr. Gebbia owned various brokerage firms including Kennedy Cabot & Co., which was sold in 1997 to Toronto Dominion Bank for $160,000,000. Mr. Gebbia controls various companies in the insurance, sports management & home building industries.

Senior Advisers

John M. Gebbia and Richard Gebbia, sons of Gloria E. Gebbia and John J. Gebbia, are registered with MSCO and will be serving as registered principals and associated persons of MSCO. They are also serving as executive officers and directors of StockCross. Both Richard and John M. Gebbia have extensive experience in the securities industry and will be working with MSCO and senior management of the Company to identify cost saving opportunities and improvements of the Company’s business.

John M. Gebbia has been in the brokerage industry in various capacities since 1990. Mr. Gebbia was the President and CEO of Kennedy Cabot & Co., from 1992 to 1997 when it was acquired by Toronto Dominion Bank. Thereafter he was active with various Gebbia family businesses. Since 2007, Mr. Gebbia has been associated with StockCross, most recently as a Director and its Executive Vice President.

Richard S. Gebbia has been in the brokerage industry since 1993. Since 2002, Mr. Gebbia has been associated with StockCross in various capacities. Mr. Gebbia is currently the CEO and a Director of StockCross.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, during the years ended December 31, 2016 and 2015, the annual compensation paid to or earned by (1) our Acting Chief Executive Officer and (2) Executive Vice President, Chief Operating in Chief Financial Officer (collectively, the “Named Executive Officers”).

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suzanne Shank (2)	2016	—	—	—	—	—	—	—	—
Acting Chief Executive Officer	2015	41,669	—	—	—	—	—	—	41,669

Joseph M. Ramos, Jr.(3)	2016	378,000	100,000	—	—	—	—	—
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2015	385,000	100,000	—	—	—	—	—	485,000

Andrew H. Reich(4)	2016
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2015	—	—	—	—	—	—	—	—

(1)	Represents the dollar amount recognized for financial statement reporting in accordance with ASC Topic 718.

(2)	Ms. Shank was named Acting Chief Executive Officer effective September 16, 2013 at a salary of $250,000 annually. Ms. Shank resigned from her position as Acting Chief Executive Officer of Siebert Financial Corporation effective as of February 27, 2015.

(3)	Mr. Ramos was named to the additional position of Chief Operating Officer effective June 17, 2013. Mr. Ramos resigned as Executive Vice President, Chief Operating Officer and Chief Financial Officer effective December 16, 2016.

(4)	Mr. Reich was named to the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer effective December 16, 2016.
27

Grants of Plan-Based Awards

Our Compensation Committee did not approve grants of options to purchase our common stock or other equity awards under our 2007 Long-Term Incentive Plan to any of our Named Executive Officers in 2016. This plan has been terminated.

Outstanding Equity Awards at December 31, 2016

As of December 31, 2016, the Company had no outstanding equity awards.

Termination of Employment and Change-in-Control Arrangements

Employment Agreements.

We are not a party to an employment agreement with any Named Executive Officer. All of our Named Executive Officers are employees at will.

Option Agreements.

As of December 31, 2016, we had no option agreements with our Named Executive Officers.

Compensation of Directors

In December 2016, the annual fee payable to all directors for service on our Board of Directors was set at $25,000. The Chairman of the Audit Committee will also be reimbursed expenses estimated at $15,000 annually. Director’s fees and expenses are paid on a quarterly basis.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of the Company’s directors during the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Patricia L. Francy(1)	60,000	—	—	—	—	100,000	160,000
Nancy Peterson Hearn(1)	60,000	—	—	—	—	100,000	160,000
Jane H. Macon(1)	60,000	—	—	—	—	100,000	160,000
Robert P. Mazzarella(1)	60,000	—	—	—	—	100,000	160,000
Gloria E. Gebbia	—	—	—	—	—	—	—
Andrew H. Reich	—	—	—	—	—	—	—
Francis V. Cuttita	—	—	—	—	—	—	—
Charles Zabatta	—	—	—	—	—	—	—
Jerry M. Schneider	—	—	—	—	—	—	—

(1)	Ms. Francy, the former Chairwoman of the Audit Committee, Ms. Hearn, the former Chairwoman of the Nominating Committee, Ms. Macon, the former Chairwomen of the Board and Compensation Committee and Mr. Mazzarella, the former Audit Committee Financial Expert, each resigned from the Board effective December 16, 2016, upon the closing of the Acquisition Agreement with KCA. In addition to the $60,000 annual fee, as compensation for extraordinary services rendered to the Company in connection with the evaluation and negotiation of strategic alternatives for the Company, each member of the Company’s Board of Directors will receive a fee in the amount of $100,000 payable at the closing of the transactions contemplated by the Acquisition Agreement with Kennedy Cabot Acquisition.

(2)	Ms. Gebbia, Mr. Reich, Mr. Cuttita and Mr. Zabatta were appointed to the Board of Directors on December 16, 2016, upon the closing of the Acquisition Agreement with KCA. Mr. Schneider, the Chairman of the Audit Committee, was appointed to the Board of Directors on December 29, 2016.
28

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2016. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the Public Company Accounting Oversight Board (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board (United States) regarding “Communication with Audit Committees concerning Independence” and has discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence.

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ended December 31, 2016 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Audit Committee,

Jerry M. Schneider, CPA, Chairman

Charles Zabatta

Francis V. Cuttita

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our common stock as of March 24, 2017. The information includes beneficial ownership by each of our directors, the persons named in the Summary Compensation Table, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our common stock. To our knowledge, each person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such person. Except for Kennedy Cabot Acquisition, LLC and Gloria E. Gebbia, no persons or groups filed statements with the Securities and Exchange Commission during 2016 disclosing that they held more than 5% of our common stock.

Name and Address of Beneficial Owner(1)	Shares of Common Stock		Percent of Class
Gloria E. Gebbia	20,142,220	(2)	91.2%
Andrew H. Reich			*
Francis V. Cuttita			*
Charles Zabatta			*
Jerry M. Schneider			*
Kennedy Cabot Acquisition, LLC 24005 Ventura Blvd Suite 200 Calabasas CA 91302	19,987,283		90.5%

Directors and current executive officers as a group (5 persons)	20,142,220	(2)	91.2%

*	Less than 1%

(1)	Unless otherwise indicated, the business address each individual is c/o Siebert Financial Corp., 120 Wall Street, New York, NY 10005.

(2)	Includes 19,987,283 shares of our common stock owned by Kennedy Cabot Acquisition, LLC, 136,537 shares of our common stock owned by StockCross Financial Services, Inc. and 18,400 shares of our common stock owned by the Gebbia Family Trust.
29

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Audit Fees

The aggregate fees billed by EisnerAmper LLP for professional services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements were $289,000 for the year ended December 31, 2016 and $264,000 for the year ended December 31, 2015.

Audit-Related Fees

EisnerAmper LLP did not perform any audit-related services during the years ended December 31, 2016 and December 31, 2015.

30

Tax Fees

EisnerAmper LLP billed aggregate fees of $50,000 and $57,000 during each the years ended December 31, 2016 and December 31, 2015 for tax compliance services, respectively.

All Other Fees. EisnerAmper LLP rendered no other products or services during the year ended December 31, 2016. The aggregate fees billed by EisnerAmper LLP during the year ended December 31, 2015 for other products and services totaled $11,000 related to examination of agreements.

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

The consolidated Financial statements for the year ended December 31, 2016 commence on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this report are listed in the accompanying Exhibit Index. Exhibit Numbers 10.1, 10.2 and 10.6 are management contracts, compensatory plans or arrangements.

31

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP.	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Financial Condition at December 31, 2016 and 2015	F-2

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2016	F-3

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2016	F-4

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016	F-5

Notes to Consolidated Financial Statements	F-6

SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY AT 2015 AND 2014

Report of Independent Registered Public Accounting Firm	F-16

Consolidated Statements of Financial Condition at December 31, 2015 and 2014	F-17

Consolidated Statements of Operations for the period from January 1, 2015 to November 9, 2015 and for the years ended December 31, 2014	F-18

Consolidated Statements of Changes in Members’ Capital for the period from January 1, 2015 to November 9, 2015 and for the years ended December 31, 2014	F-19

Consolidated Statements of Cash Flows for the period from January 1, 2015 to November 9, 2015 and for the years ended December 31, 2014	F-20

Notes to Consolidated Financial Statements	F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Siebert Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
April 4, 2017

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$2,730,000	$9,420,000
Receivable from brokers	606,000	626,000
Receivable from business sold to former affiliate net of unamortized discount of $908,000	—	2,092,000
Other receivable from former affiliate, including accrued interest of $46,000	—	4,046,000
Securities owned, at fair value	92,000	593,000
Furniture, equipment and leasehold improvements, net	46,000	374,000
Prepaid expenses and other assets	342,000	634,000
Intangible assets, net	—	—

	$3,816,000	$17,785,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities, including $171,000 payable to former affiliate in 2015	$738,000	$2,102,000
Accrued settlement liability	825,000	—
	$1,563,000	$2,102,000
Commitments, contingencies and other - Note K

Stockholders’ equity:

Common stock, $.01 par value; 49,000,000 shares authorized, 22,085,126 shares issued as of December 31, 2016 and 23,211,846 shares issued as of December 31, 2015 and 22,085,126 outstanding shares at both December 31, 2016 and 2015	221,000	232,000
Additional paid-in capital	6,889,000	19,490,000
(Accumulated deficit) / Retained earnings	(4,857,000)	721,000
Less: 1,126,720 shares of treasury stock, at cost	—	(4,760,000)

	2,253,000	15,683,000

	$3,816,000	$17,785,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
Revenue:
Commissions and fees	$8,294,000	$9,155,000	$10,757,000
Investment banking	46,000	40,000	1,830,000
Trading gains, net	921,000	575,000	1,351,000
Gain on the disposition of business to former affiliate	—	—	1,820,000
Interest and dividends	551,000	326,000	94,000

	9,812,000	10,096,000	15,852,000

Expenses:
Employee compensation and benefits	4,883,000	5,386,000	8,267,000
Clearing fees, including floor brokerage	866,000	1,239,000	1,665,000
Professional fees	3,458,000	3,200,000	4,310,000
Professional fees and other expenses related to change in control	2,206,000	—	—
Loss related to arbitration settlement	825,000	—	4,300,000
Advertising and promotion	258,000	268,000	248,000
Communications	462,000	595,000	865,000
Occupancy	746,000	776,000	788,000
Other general and administrative	1,686,000	1,724,000	2,033,000

	15,390,000	13,188,000	22,476,000

Loss before items shown below	(5,578,000)

Loss from continuing operations before income taxes	(5,578,000)	(3,092,000)	(6,624,000)
(Benefit) provision for income taxes		(275,000)	(27,000)
Loss from continuing operations	(5,578,000)	(2,817,000)	(6,597,000)

Discontinued operations:

(Loss) income from equity in earnings of former affiliate, net of $448,000 loss related to disposal of investment in former affiliate in 2015, and income net of income taxes of $275,000 in 2015 and $27,000 in 2014	—	(52,000)	40,000

Net Loss	$(5,578,000)	$(2,869,000)	$(6,557,000)

Net loss per share of common stock

Continuing operations	$(.25)	$(.13)	$(.30)
Discontinued operations	$—	$—	$—
Basic and diluted	$(.25)	$(.13)	$(.30)

Weighted average shares outstanding	22,085,126	22,085,126	22,085,126

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock
	Number Of Shares	$.01 Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Number Of Shares	Amount	Total
Balance – January 1, 2014	23,211,846	$232,000	$19,490,000	$10,147,000	1,126,720	$(4,760,000)	$25,109,000
Net loss				(6,557,000)			(6,557,000)
Balance – 12/31/2014	23,211,846	232,000	19,490,000	3,590,000	1,126,720	(4,760,000)	18,552,000
Net loss				(2,869,000)			(2,869,000)
Balance - December 31, 2015	23,211,846	232,000	19,490,000	721,000	1,126,720	(4,760,000)	15,683,000
Retirement of Treasury Stock	(1,126,720)	(11,000)	(4,749,000)		(1,126,720)	4,760,000	—
Net Loss				(5,578,000)			(5,578,000)
Dividends			(10,668,000)				(10,668,000)
Capital Contribution			2,816,000				2,816,000
Balance - December 31, 2016	22,085,126	$221,000	$6,889,000	$(4,857,000)	—	$—	$2,253,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:

Net loss	$(5,578,000)	$(2,869,000)	$(6,557,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277,000	284,000	267,000
Gain on the disposition of business sold to former affiliate	—	—	(1,820,000)
Equity in (earnings) of former affiliate	—	(671,000)	(67,000)
Loss on sale of investment in former affiliate	—	448,000	—
Non-cash interest on receivable from former affiliate	(207,000)	—	—
Loss on disposal of fixed assets	89,000	—	—
Expenses paid by former shareholder	2,206,000	—	—
Amortization of discount on receivable from former affiliate	—	(235,000)	(37,000)
Accrued interest on note receivable from former affiliate	(322,000)	(46,000)	—
Distributions from former affiliate	—	98,000	13,000
Changes in:
Cash equivalent – restricted	—	1,532,000	—
Securities owned, at fair value	501,000	(105,000)	(82,000)
Receivable from former affiliate investee equity interest	—	—	(76,000)
Receivable from clearing and other brokers	20,000	162,000	317,000
Prepaid expenses and other assets	292,000	84,000	33,000
Accounts payable and accrued liabilities	(539,000)	(74,000)	(685,000)

Net cash used in operating activities	(3,261,000)	(1,392,000)	(8,694,000)

Cash Flows From Investing Activities:

Purchase of furniture, equipment and leasehold improvements	(38,000)	(41,000)	(154,000)
Distributions from equity investees	—	—	173,000
Payment received from business sold to former affiliate	493,000
Proceeds from sale of investment in former affiliate	—	4,000,000	—
Collection of advances to former affiliate	—	104,000	—

Net cash provided by investing activities	455,000	4,063,000	19,000

Cash Flows From Financing Activities:

Cash dividend	(4,494,000)	—	—
Contribution from principal stockholder	610,000
Cash flows used in financing activities	(3,884,000)
Net (decrease) increase in cash and cash equivalents	(6,690,000)	2,671,000	(8,675,000)

Cash and cash equivalents - beginning of year	9,420,000	6,749,000	15,424,000

Cash and cash equivalents - end of year	$2,730,000	$9,420,000	$6,749,000

Supplemental cash flow disclosure:
Non-cash investing activity:
Note received on sale of investment in former affiliate	$—	$4,000,000	$—
Cancellation of treasury shares	4,760,000	—	—
Non-cash dividend (transferred receivable and note) to principal shareholder	6,174,000

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BUSINESS

Siebert Financial Corp. (the “Company” or “Financial”) is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“Siebert”), a Delaware corporation. Siebert’s principal activity is providing online and traditional brokerage and related services to retail investors. In addition, in 2014 Financial began business as a registered investment advisor through a wholly-owned subsidiary, Siebert Investment Advisors, Inc. (“SIA”). SIA offers advice to clients regarding asset allocation and the selection of investments. On November 4, 2014, Siebert sold its capital markets business to an affiliate Siebert Brandford Shank Financial, LLC (“SBSF”) (see Note C). The accompanying consolidated financial statements include the accounts of Financial and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Financial, Siebert and SIA collectively are referred to herein as the “Company”.

The municipal bond investment banking business was conducted by Siebert Brandford Shank & Co., LLC, a wholly-owned subsidiary of SBSF and related derivatives transactions were conducted by SBS Financial Products Company, LLC (“SBSFP”), non - controlled investees in which the Company held a 49% and 33% equity interest respectively. Such investees are accounted for by the equity method of accounting (see Note F). The equity method provides that the Company records its share of the investees’ earnings or losses in its results of operations with a corresponding adjustment to the carrying value of its investment. In addition, the investment is adjusted for capital contributions to and distributions from the investees. Operations of SBSFP ceased in December 2014 and on November 9, 2015, the Company sold its 49% membership investment in SBSF back to SBSF (see Note C). The Company’s share of income (loss) from its investees is classified as discontinued operations in the accompanying statements of operations.

NOTE B – CHANGE IN OWNERSHIP

On December 16, 2016, pursuant to the terms of an Acquisition Agreement, dated September 1, 2016, as amended (the “Acquisition Agreement”) by and among Financial, Kennedy Cabot Acquisition, LLC (“KCA”), a Nevada limited liability company, and the Estate of Muriel F. Siebert (the “Majority Shareholder”), KCA acquired 677,283 shares of Common Stock in a cash tender offer and 19,310,000 shares owned by the Majority Shareholder (the “Acquisition”). As a result of the Acquisition, effective December 16, 2016, KCA became the owner of approximately 90% of Financials outstanding Common Stock.

Pursuant to the terms of the Acquisition Agreement, prior to the closing of the transaction, (1) the Company paid a cash dividend of approximately $.20 per share aggregating to $4,494,000 and (2) the Majority Shareholder was assigned the Company’s right to receive a deferred purchase price payment of $2,507,265 in connection with the Company’s disposition of its capital markets business in 2014 and the $4,000,000 secured junior promissory note issued to the Company in connection with disposition of its minority interest in a former affiliate in 2015 (together tine “Transferred Receivable and Note”). The Majority Shareholder paid into the Company $610,262 for the Transferred Receivable and Note representing 10% of the projected fair value of these assets as of the projected date of the closing (which percentage corresponds to the percentage of the Company’s outstanding stock owned by the Minority Shareholders). The carrying value of the transferred receivable ($1,806,000) and the Note ($4,368,000) immediately prior to the transfer to the majority stockholder, which approximates fair value, has been recorded as a dividend and the $610,262 paid by the majority stockholder has been recorded as a capital contribution in the accompanying financial statements. Additionally, the Estate of Muriel F. Siebert paid $2,206,000 of professional fees, severance and other Company expenses in connection with the Acquisition which were recorded as capital contribution in the accompanying financial statements.

NOTE C – SALE OF BUSINESS

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

Transferred assets of the Siebert’s capital markets business, consisted of customer accounts and goodwill, which assets had no carrying value to the Siebert, and the Siebert recorded a gain on sale of $ 1,820,000, which reflected the fair value of the purchase obligation. Such fair value (Level 3) was based on the present value of estimated annual installments to be received during 2016 through 2020 from forecasted net income of the transferred business plus a final settlement in 2021, discounted at 11.5% (representing SBS’s weighted average cost of capital).

The discount recorded for the purchase obligation is being amortized as interest income using an effective yield initially calculated based on the original carrying amount of the obligation and estimated annual installments to be received and adjusted in future periods to reflect actual installments received and changes in estimates of future installments. Interest income recognized on the obligation for the year ended December 31, 2016 amounted to $207,000 based on a yield of approximately 12%.

As a result of the Siebert’s continuing involvement in the capital markets business through its then 49% ownership in SBSF, results of operations of the capital markets business and the gain on sale were not reflected as discontinued operations in the accompanying financial statements.

NOTE D - SALE OF INVESTMENT IN AFFILIATE

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

The revised standard cannot be applied to a component that was previously disposed of that was initially precluded from discontinued operations because of significant continuing involvement even where there are subsequent changes in the activities with a disposed component that would no longer preclude discontinued operations (See Note C).

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

The SBSF Junior Note ranks junior in right of payment to up to $5.0 million of subordinated indebtedness incurred by SBSF at the time of the repurchase closing (the “SBSF Senior Debt”). The SBSF Junior Note is secured by a pledge by SBSF”s post-closing members of a number of the outstanding membership interests of SBSF that at all times will equal no less than 49% of the outstanding SBSF membership interests on a fully diluted basis. The SBSF Junior Note matures on November 9, 2020 and bears interest at a rate per year equal to 8% compounding monthly and payable in full at maturity. Interest accrued on the note amounted to $322,000 in 2016 and $46,000 in 2015. The SBSF Junior Note does not require any principal amortization before maturity; however, SBSF has the option to prepay the interest or principal without penalty. The SBSF Junior Note contains covenants and events of defaults that are substantially equivalent to those applicable to the SBSF Senior Debt, including covenants restricting debt and lien incurrence by SBS and SBSF; provided that the SBSF Junior Note is subject to customary intercreditor arrangements with the holders of the SBSF Senior Debt. Immediately upon the dissolution, liquidation, termination or expiration of SBSF or SBS, or a change of control of SBSF or SBS, or sale of all or substantially all of their consolidated assets, SBSF is obligated to prepay all of the then outstanding balance of the SBSF Junior Note.

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Cash Equivalents:

Cash equivalents consist of highly liquid investments purchased with an original maturity of 3 months or less. Cash equivalents are carried at fair value and amount to $2,532,000 and $9,053,000 at December 31, 2016 and 2015, respectively, consisting of money market funds.

[2]	Securities:

Securities owned are carried at fair value with realized and unrealized gains and losses reflected in trading profits. Siebert clears all its security transactions through unaffiliated clearing firm on a fully disclosed basis. Accordingly, Siebert does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by the clearing firm.
F-7

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The classification of financial instruments valued at fair value as of December 31 is as follows:

	2016	2015
Financial Instrument	Level 1	Level 1
Cash equivalents	$2,532,000	$9,053,000
Securities	92,000	593,000
	$2,624,000	$9,646,000

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company incurred a loss from continuing operations and a net loss for each of the years ended December 31, 2016, 2015 and 2014. Accordingly, basic and diluted per share data are the same for each year as the effect of stock options is anti-dilutive. In 2016, 2015 and 2014, 0, 265,000 and 265,000 common shares, respectively, issuable upon the exercise of options were not included in the computation.
F-8

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Interest is recorded on an accrual basis and dividends are recorded on the ex-dividend date.

[10]	Valuation of Long-Lived Assets:

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

[11]	Certain new accounting guidance:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on revenue recognition (ASU 2014-09). The new guidance creates a single, principle based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for fiscal years beginning on or after December 15, 2017 and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-2 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial application, with an option to elect to use certain transaction relief. The Company is currently assessing the impact that the adaption of ASU 2016-02 will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard was effective for all entities in the first annual period ending after December 15, 2016 and did not have any impact on the Company’s financial statement disclosures.
F-9

NOTE F - INVESTMENT IN FORMER AFFILIATES

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

The Company and two individuals (the “Principals”) formed SBS to succeed to the tax-exempt underwriting business of the Siebert Brandford Shank division of Siebert. The agreements with the Principals provide that profits will be shared 51% to the Principals and 49% to Siebert.

Pursuant to the terms of the Operating Agreement, Financial and each of the Principals owned a 33.33% interest in SBSFPC which engaged in derivatives transactions related to the municipal underwriting business. The Operating Agreement provided that income/(loss) be shared 66.66% by the Principals and 33.33% by Financial. SBSFPC ceased operations in December 2014.

Summarized consolidated financial data of SBSF and SBS in 2015 and 2014 follows:

	2015		2014
Total assets, including secured demand note of $1,200,000 in 2014 due from Siebert	$30,903,000		$28,518,000
Total liabilities, including obligations to Siebert of $6,051,000 in 2015 and $3,057,000 in 2014	23,254,000		12,458,000
Total members’ capital	7,649,000		16,060,000
Regulatory minimum net capital requirement	250,000		250,000
Total revenue	27,774,000		24,806,000
Net income	1,369,000	(a)	171,000

(a) Includes interest expense on purchase obligation payable to Siebert of $195,000.

 Balance sheet data for 2015 is as of November 9 subsequent to the redemption of the Company’s interest, Revenue and net income for 2015 is for the period from January 1 through November 9.

During 2016, 2015 and 2014 Siebert charged SBS $23,100, $100,000 and $100,000, respectively, for each year, respectively, for general and administrative services, which Siebert believes approximates the cost of furnishing such services.

In 2016, 2015 and 2014 Siebert earned interest income of $0, $32,000 and $48,000, respectively, from SBS in connection with subordinated loans available or made to SBS and Siebert paid SBS interest earned on restricted cash equivalents of $0, $1,000 and $1,028 in 2016, 2015 and 2014, respectively. In addition, in 2016 and 2015, Siebert earned interest income of $207,000 and $265,000, respectively from SBSF on the purchase obligation in connection with the sale of the capital markets business (see Note B) and in 2016, Siebert earned interest income of $322,000 from SBSF on the receivable arising from the redemption of its ownership interest (see Note D).

F-10

NOTE F - INVESTMENT IN FORMER AFFILIATES (CONTINUED)

Summarized financial data of SBSFPC is as follows:

2014
Total Assets	$26,000
Total liabilities	26,000
Total members’ capital	—
Total revenue	—
Net loss	(51,000)

On March 3, 2015, Ms. Shank completed her role as acting chief executive officer of the Company to devote full time to her continuing position as chief executive officer of SBSF.

NOTE F - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

	December 31,
	2016	2015

Equipment	$28,000	$375,000
Leasehold improvements	318,000	549,000
Furniture and fixtures		44,000
	346,000	968,000

Less accumulated depreciation and amortization	(300,000)	(594,000)

	$46,000	$374,000

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 amounted to $277,000, $276,000 and $257,000, respectively.

F-11

NOTE G - INCOME TAXES

Financial files a consolidated federal income tax return with its subsidiaries.

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2016	2015	2014

Federal income tax (benefit) expense:

Current	$—	$(228,000)	$(22,000)
Deferred	—	—
	—	(228,000)	(22,000)

State and local:

Current	—	(47,000)	(5,000)
Deferred	—	—	—
	—	(47,000)	(5,000)

Total:
Current	—	(275,000)	(27,000)
Deferred	—	—	—
	$—	$(275,000)	$(27,000)

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

Reconciliation between the income tax (benefit) provision and income taxes computed by applying the statutory Federal income tax rate to loss before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014

Expected income tax (benefit) at statutory Federal tax rate (34%)	$(1,897,000)	$(1,051,000)	$(2,251,000)
State and local taxes, net of Federal tax effect	(400,000)	(68,000)	(464,000)
Increase in valuation allowance	1,704,000 (1)	784,000	2,551,000
Nondeductible transaction costs related to change in control	482,000
Expiration of contribution carryforward	85,000
Permanent difference	19,000	13,000	39,000
Other	7,000	47,000	98,000

Income tax (benefit)	$—	$(275,000)	$(27,000)

(1)	Reflects a $264,000 reduction to the valuation allowance and related deferred tax assets as of December 31, 2015.
F-12

NOTE G - INCOME TAXES (CONTINUED)

The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss credit carryforwards	$10,316,000	$9,456,000
Capital loss carryforwards		395,000
		—
Employee stock based compensation	237,000	237,000
Retail brokerage accounts (b)	71,000	140,000
Contribution carryover	158,000	178,000
Furniture, equipment and leasehold improvements	312,000	181,000
Accrued settlement liability	340,000	252,000
Investment in former affiliate (a)	—	—
Other	8,000	44,000
Total	11,442,000,	10,883,000

Valuation allowance	(11,442,000)	(10,002,000)
Net deferred tax assets	—	881,000

Deferred tax liability:
Receivable from affiliate (a)	—	(881,000)
	—	—

(a)	Relates to receivable from business sold to affiliate treated as an installment sale for tax purposes.

(b)	Related to acquired retail discount brokerage accounts, which are being amortized over 15 years for tax purposes and have been fully amortized for financial reporting purposes.

Due to cumulative losses incurred by the Company during the current and prior two years, the Company is unable to conclude that it is more likely than not that it will realize its deferred tax asset in excess of the deferred tax liability and, accordingly, has recorded a valuation allowance to fully offset such amount at December 31, 2016 and 2015.

At December 31, 2016, the Company has state net operating loss carryforwards aggregating $17.4 million, which expires from 2029 through 2036. In addition, the Company has federal net operating loss carryforwards of $24.2 million at December 31, 2016, which expires from 2030 through 2036. Utilization of the Company’s net operating loss carryforwards are subject to annual limitations under Internal Revenue Code section 382 due to the change in ownership.

The Company applied the “more-likely-than not” recognition threshold to all tax positions taken or expected to be taken in a tax return which resulted in no unrecognized tax benefits reflected in the financial statements as of December 31, 2016. The Company classifies interest and penalties that would accrue according to the provisions of relevant tax law as income taxes.

Tax years 2013 and thereafter are subject to examination by federal and certain tax authorities. For other states the 2010 through 2013 tax years remain open to examination. The Company is currently under tax examination by New York State for the years 2012 to 2014 and by the state of Illinois for the years 2012 and 2013.

NOTE H - STOCKHOLDERS’ EQUITY

Siebert is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the rule, which requires that Siebert maintain minimum net capital, as defined, equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New York Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2016 and 2015, Siebert had net capital of approximately $1,112,000 and $8,131,000, respectively, as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii) as it clears its customer transactions through an unaffiliated clearing firm on a fully disclosed basis.

F-13

NOTE I - OPTIONS

The Company’s 2007 Long-Term Incentive Plan (the “Plan”) authorizes the grant of options to purchase up to an aggregate of 2,000,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall not be less than the fair market value on the date of grant. No option may be granted under the Plan after December 2017. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. The Plan was terminated in 2016 in connection with the change in ownership (see Note B).

A summary of the Company’s stock option transactions for the year ended December 31, 2016 is presented below:

	2016
	Shares	Weighted Average Exercise Price
Outstanding - beginning of the year	265,000	3.02
Cancelled	(240,000)	3.02
Forfeited	—	—
Expired	(25,000)	3.02
Outstanding - end of year	—	—
Fully vested and exercisable at end of year	—	—

For the years ended December 31, 2016, 2015 and 2014, no stock options were granted.

NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER

(1)	Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2016, 2015 or 2014. Credit risk represents the potential loss that would occur if counterparties fail to perform pursuant to the terms of their obligations. The Company is subject to credit risk to the extent a custodian or broker with whom it conducts business is unable to fulfill contractual obligations.

(2)	In the ordinary course of business the Company is named a party to certain claims, suits and complaints. In the opinion of management, pending matters are without merit, and their ultimate outcome will not have a significant effect on the financial position or results of operations of the Company.

(3)	In July 2013, the Company extended its fully disclosed clearing agreement with its clearing broker through July 2017.

(4)	On October 24, 2016 the Principal Executive Officer of the Company entered into a separation agreement pursuant to the Acquisition Agreement. Upon closing of the transaction contemplated by the Acquisition Agreement, the Principal Executive Officer received a severance payment of $635,000 and is subject to the customary future cooperation, non-disparagement, confidentiality, employee and customer non-solicitation and release provisions. The severance payment was funded from the proceeds of closing received by the Siebert Estate which has been accounted for a capital contribution. The severance payment is included in professional fees and other expenses related to change in control in the income statement. (See Note B)

(5)	In December 2015, a then current employee of the Company commenced an arbitration before FINRA against the Company alleging a single cause of action for employment retaliation under the Sarbanes-Oxley Act of 2002. In February 2016, the employee amended his claim to replace the Sarbanes-Oxley claim with a substantially identical claim arising under the Dodd- Frank Act of 2010. On January 31, 2017, a settlement agreement was entered into pursuant to which the arbitration was dismissed with prejudice and the employee was paid $825,000 which was funded in January 2017 by KCA, which acquired controlling interest in Company (See Note B). The settlement has been reflected as a loss in the accompanying financial statements with a corresponding liability. The payment of the liability by KCA will be accounted for as a capital contribution.
F-14

NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER (CONTINUED)

(6)	In July 2014, the Company entered into a settlement agreement in regards to a dispute with a former employee, in which the former employee sought, among other things, damages arising from his separation from the Company. The Company asserted counter claims in the arbitration. Pursuant to the settlement, the Company paid $4,300,000 to the former employee, and the claims and counterclaims have been dismissed and released. The accompanying 2014 statement of operations reflects a charge to give effect to the settlement.

(7)	The Company rents discount retail brokerage and other office space under long-term operating leases expiring in various periods through 2017. These leases call for base rent plus escalations for taxes and operating expenses. In February 2017 the Company closed its New York office at end of its lease term and relocated to newly lease office space. The leases for the newly leased office space expire in September 2018.

The 2017 and 2018 aggregate future minimum base rental payments under these operating leases are approximately $342,000 and $180,000 respectively.
Rent expense, including escalations for operating costs, amounted to approximately $650,000, $776,000, $788,000 and for the years ended December 31, 2016, 2015 and 2014, respectively. Rent is being charged to expense over the entire lease term on a straight-line basis.

(8)	Siebert sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. Siebert may also make discretionary contributions to the plan. No contributions were made by Siebert in 2016, 2015 and 2014.

 NOTE L - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016					2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,078,000	2,462,000	2,223,000	3,049,000		$2,264,000	2,104,000	2,536,000	2,832,000
Net income (loss)	$(501,000)	(728,000)	(1,140,000)	(3,209,000	)(b)	$(1,534,000)	(407,000)	(728,000)	(200,000	)(a)
Net income (loss) per share:
Continuing operations	$(.02)	(.03)	(.05)	(.15)		$(.07)	(.02)	(.04)	(.00)
Discontinued operations	$—	—	—	—		$—	—	.01	(.01)

Basic and diluted

(a)	Includes $448,000 loss ($0.02 per share) related to disposal of investment in former affiliate.
(b)	Includes $825,000 loss ($0.04 per share) related to the arbitration settlement and $2,206,000 ($0.10 per share) of expenses related to the change in ownership.
F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers of

Siebert Brandford Shank Financial, LLC

We have audited the accompanying consolidated statement of financial condition of Siebert Brandford Shank Financial, LLC and subsidiary (the "Company") as of December 31, 2014 and the related consolidated statements of operations, changes in members' capital, and cash flows for the period from January 1, 2015 to November 9, 2015 and for the year ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Brandford Shank Financial, LLC and subsidiary as of December 31, 2014 and the consolidated results of their operations and their cash flows for the period from January 1, 2015 to November 9, 2015 and for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 30, 2016

F-16

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

$28,518,033

See notes to consolidated financial statements

F-17

Statements of Operations

	Period from January 1, 2015 to November 9, 2015	Year Ended December 31, 2014
	Siebert Brandford Shank Financial, LLC and Subsidiary	Siebert Brandford Shank Financial, LLC and Subsidiary
Investment banking	$23,786,122	$20,949,508
Trading profits	3,888,139	3,670,726
Commissions	473,117	182,771
Interest and other	4,116	3,395

	28,151,494	24,806,400

Employee compensation and benefits	19,044,368	17,819,595
Clearing fees	469,014	383,538
Communications	1,015,599	929,496
Occupancy	898,897	1,186,967
Professional fees	1,187,892	895,951
Interest, including amortization of discount (including $200,745, 84,691 and 48,000 to affiliate)	248,637	136,936
State and local income tax	66,818	31,901
General and administrative (including $100,000, 100,000 and 100,000 to affiliate)	3,850,900	3,251,269
	26,782,125	24,635,653

Net income	$1,369,369	$170,747

See notes to financial statements

F-18

SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY Consolidated Statements of Changes in Members’ Capital

Balance – December 31, 2013 (a)	$15,915,862
Distributions to members	(26,472)
Net income	170,747
Balance - December 31, 2014	16,060,137
Distributions to members	(200,000)
Net income	1,369,369
Balance - November 9, 2015 (b)	$17,229,506

(a)	Represents members’ capital of Siebert, Brandford, Shank & Co., L.L.C.

(b)	Represents members’ capital prior to giving effect to redemption of interest of Muriel Siebert & Co., Inc. and other member and related capital contributions which in part funded such redemptions.

 See notes to consolidated financial statements

F-19

Statements of Cash Flows

	Period from January 1, 2015 To November 9, 2015	Year Ended December 31, 2014
	SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY	SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY
Cash flows from operating activities:
Net income	$1,369,369	$170,747
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of discount on obligation due affiliate	194,581	36,641
Depreciation and amortization	408,577	267,973
Changes in:
Accounts receivable	(750,051)	(1,031,467)
Due to clearing broker	9,410,526	(2,514,399)
Securities owned, at fair value	(8,603,054)	—
Other assets	(28,001)	(54,533)
Payable to (receivable from) former affiliate	(52,898)	76,056
Accounts payable and accrued expenses	1,699,037	741,040
Bank overdraft	—	(1,225,779)

Deferred rent	(95,936)	(72,788)
Net cash (used in) /provided by operating activities	3,552,150	(3,606,509)
Cash flows from investing activities:
Purchase of leasehold improvements and equipment	(41,746)	(89,364)
Cash flows from financing activities:
Distributions to members	(200,000)	(26,472)
Subordinated borrowings	—	9,000,000
Subordinated repayments	(4,000,000)	(5,000,000)
Net cash provided by/ (used in) financing activities	(4,200,000)	3,973,528
Net increase/(decrease) in cash and cash equivalents	(689,596)	277,655
Cash and cash equivalents - beginning of period	20,065,062	19,787,407
Cash and cash equivalents - end of period	$19,375,466	$20,065,062
Supplemental disclosures of cash flow information:
Taxes paid	$39,068	$24,323
Interest paid	$46,176	$100,295
Non-cash investing and financing activities:

Note payable for purchase of business from affiliate		1,820,000

Intangible assets acquired related to business acquired from affiliate:

Issuer relationships		(819,000)

Goodwill		(1,001,000)

Non cash investing and financing activities:
Repayment of subordinated borrowing from former affiliate by cancellation of related secured demand note receivable from former affiliate	$1,200,000

See notes to financial statements

F-20

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

F-21

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
F-22

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

[6]	Intangible Assets:

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

[7]	Goodwill:

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
F-23

NOTE D - SUBORDINATED BORROWINGS AND SECURED DEMAND NOTE RECEIVABLE

The subordinated debt at December 31, 2014 consists of the following:
2014
Payable to affiliate (a)	$1,200,000
Payable to clearing broker (b)	4,000,000
$5,200,000
(a)	Consists of a Secured Demand Note Collateral Agreement payable to Siebert, an indirect member of the Company, bearing 4% interest and which expired and was repaid on August 31, 2015 through an offset against a $1,200,000 secured demand note receivable due from Siebert. Interest expense paid to Siebert in each of 2015 and 2014 amounted to $32,000 and 48,000 respectively.

The secured demand note receivable of $1,200,000 was collateralized by cash equivalents of Siebert of approximately $1,532,000 which expired and was repaid on August 31, 2015. Interest earned on the collateral amounted to approximately $1,000 and $1,028 in 2015 and 2014, respectively.

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

F-24

SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY

Notes to Financial Statements

NOTE E - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements consist of the following:

12/31/2014
Equipment	$926,654
Furniture and leasehold improvements	1,718,826
2,645,480
Less accumulated depreciation and amortization	1,960,744
$684,736

Depreciation and amortization expense for the period ended November 9, 2015 amounted to $160,046, For the period ended December 31, 2014 the expense amounted to $226,761.

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
$3,967,000

Rent expense, including taxes and operating expenses for 2015 and 2014 amounted to $1,055,944 and $1,186,967, respectively.

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

F-25

SIEBERT BRANDFORD SHANK FINANCIAL, LLC AND SUBSIDIARY

Notes to Financial Statements

NOTE H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

December 31,
2014
Accounts payable	$313,285
Accrued bonus and other employee compensation	4,233,521
Other accrued expenses	200,842
$4,747,648

NOTE I - OTHER

During each of 2015, 2014 SBS was charged $100,000 by Siebert for general and administrative services.

F-26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director
(principal executive, financial and accounting officer)

Date:	April 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and Chief Financial Officer, Secretary (principal financial and accounting officer) and Director
Andrew H. Reich		April 6, 2017

/s/ Gloria E. Gebbia	Director	April 6, 2017
Gloria E. Gebbia

/s/ Charles Zabatta	Director	April 6, 2017
Charles Zabatta

/s/ Francis V. Cuttita	Director	April 6, 2017
Francis V. Cuttita

/s/ Jerry Schneider	Director	April 6, 2017
Jerry Schneider

EXHIBIT INDEX

Exhibit No.	Description Of Document

2.1	Plan and Agreement of Merger between J. Michaels, Inc. and Muriel Siebert Capital Markets Group, Inc., dated as of April 24, 1996 (“Merger Agreement”) (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

2.2	Amendment No. 1 to Merger Agreement, dated as of June 28, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

2.3	Amendment No. 2 to Merger Agreement, dated as of September 30, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

2.4	Amendment No. 3 to Merger Agreement, dated as of November 7, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

3.1	Certificate of Incorporation of Siebert Financial Corp., formerly known as J. Michaels, Inc. originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

3.2	By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S- 1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998)

10.1	Acquisition Agreement, dated September 1, 2016, by and among, Siebert Financial Corp., the Estate of Muriel F. Siebert and Kennedy Cabot Acquisition, LLC (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2016)

10.2	Assignment dated December 16, 2016 by and between the Estate of Muriel Siebert and Siebert Financial Corp.

10.3	Consent and Waiver dated as of December 16, 2016 by and among Siebert Cisneros Shank Financial, LLC, Siebert Cisneros Shank & Co. L.L.C. and Siebert Financial Corp.

10.6**	Siebert Financial Corp. 2007 Long-Term Incentive Plan (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-144680) filed with the Securities and Exchange Commission on July 18, 2007)

10.7*	Fully Disclosed Clearing Agreement, by and between National Financial Services LLC and Muriel Siebert & Co., Inc. dated May 5, 2010. (incorporated by reference to Siebert Financial Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010)

21	Subsidiaries of the registrant

31.1	Certification of Andrew H. Reich pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Andrew H. Reich of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended.

**	Management contract or compensatory plan or arrangement.