Form 10-Q
period 2017-03-31
SIEBERT FINANCIAL CORP
filed 2017-05-12
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

120 Wall Street, New York, NY 10005
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2017, there were 22,085,126 shares of Common Stock, par value $.01 per share outstanding.

Unless expressly indicated or the context requires otherwise, the terms SFC,” “Company,” “we,” “us,” and “our” in this document refer to Siebert Financial Corp., a New York corporation, and, where appropriate, its wholly owned subsidiaries, the term “MSC” shall refer to Muriel Siebert & Co., Inc., a Delaware corporation a registered broker-dealer, and the term “SIA” shall refer to Siebert Investment Advisors, Inc., a New York corporation registered with the Securities and Exchange Commission as an investment advisor. MSC and SIA are wholly-owned subsidiaries of the Company.

Special Note Regarding Forward-Looking Statements

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this report, as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not statements of historical or current fact constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties and known and unknown factors that could cause our actual results to be materially different from our historical results or from any future results expressed or implied by such forward looking statements, including, without limitation: changes in general economic and market conditions; changes and prospects for changes in interest rates; fluctuations in volume and prices of securities; changes in demand for brokerage services; competition within and without the brokerage business, including the offer of broader services; competition from electronic discount brokerage firms offering greater discounts on commissions than we offer; the prevalence of a flat fee environment; our customer’s methods of placing trades; computer and telephone system failures; our level of spending on advertising and promotion; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses and changes in net capital or other regulatory requirements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in us involves various risks, including those mentioned above and those which are detailed from time to time in our Securities and Exchange Commission filings.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Financial Condition

	March 31,
	2017	December 31,
	(unaudited)	2016
ASSETS

Cash and cash equivalents	$2,047,000	$2,730,000
Receivable from brokers	733,000	606,000
Securities owned, at fair value	—	92,000
Furniture, equipment and leasehold improvements, net	215,000	46,000
Prepaid expenses and other assets	403,000	342,000

	$3,398,000	$3,816,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$284,000	$738,000
Accrued settlement liability	—	825,000
	284,000	1,563,000

Commitments and Contingencies

Stockholders’ equity:

Common stock, $.01 par value; 49,000,000 shares authorized, 22,085,126 shares issued and outstanding as of March 31, 2017 and 22,085,126 shares issued and outstanding as of December 31, 2016	221,000	221,000
Additional paid-in capital	7,692,000	6,889,000
(Accumulated deficit)	(4,799,000)	(4,857,000)

	3,114,000	2,253,000

	$3,398,000	$3,816,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Commissions and fees	$1,183,000	$1,210,000
Margin interest, marketing and distribution fees	1,080,000	868,000
Investment banking	5,000	12,000
Trading profits	109,000	265,000
Interest and dividends	2,000	143,000
	2,379,000	2,498,000
Expenses:
Employee compensation and benefits	1,039,000	1,287,000
Clearing fees, including floor brokerage	263,000	238,000
Professional fees	425,000	670,000
Advertising and promotion	20,000	66,000
Communications	80,000	130,000
Occupancy	142,000	182,000
Other general and administrative	352,000	426,000
	2,321,000	2,999,000

Net income (loss)	$58,000	$(501,000)

Net income (loss) per share of common stock
Continuing operations	$.00	$(.02)
Basic and diluted	$.00	$(.02)

Weighted average shares outstanding
Basic	22,085,126	22,085,126
Diluted	22,085,126	22,085,126

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:

Net income (loss)	$58,000	$(501,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	46,000	68,000
Interest accrued on note receivable from business sold to former affiliate	—	(140,000)
Changes in:
Securities owned, at fair value	92,000	(84,000)
Advance to former affiliate	—	(82,000)
Receivable from brokers	(127,000)	101,000
Prepaid expenses and other assets	(61,000)	(12,000)
Accounts payable and accrued liabilities	(476,000)	(606,000)

Net cash used in operating activities	(468,000)	(1,256,000)

Purchase of furniture, equipment and leasehold improvements	(215,000)	(18,000)
Collection of receivable from former affiliate	—	493,000
Net cash (used in) provided by investing activities	(215,000)	475,000

Net decrease in cash and cash equivalents	(683,000)	(781,000)
Cash and cash equivalents - beginning of period	2,730,000	9,420,000

Cash and cash equivalents - end of period	$2,047,000	$8,639,000

Supplemental Schedule Of Non-Cash Financing Activities:

Payment by parent of expenses	$803,000	—

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(Unaudited)

1.	Business and Basis of Presentation:

Siebert Financial Corp. (“SFC”), a New York corporation, incorporated in 1934, is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., (“MSCO”) a Delaware corporation and a registered broker-dealer, and its investment advisory business through its wholly-owned subsidiary Siebert Investment Advisors, Inc. (“SIA”) a New York corporation which is registered with the Securities and Exchange Commission as a Registered Investment Advisor (“RIA”). For purposes of this Quarterly Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., MSCO and SIA collectively, unless the context otherwise requires.

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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2016 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Because of the nature of our business, the results of operations for the three months ended March 31, 2017 are not necessarily indicative of operating results for the full year.

Certain reclassifications have been made to the 2016 balances to conform to the presentation used in 2017. These classifications had no effect on operating results previously reported.

2.	Securities:

Securities owned are carried at fair value with realized and unrealized gains and losses reflected in trading profits. SFC clears all its security transactions through an unaffiliated clearing firm on a fully disclosed basis. Accordingly, SFC does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by its clearing firm.

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

The Company estimates that fair value approximates carrying value for cash and cash equivalents, receivable from broker, and accounts payable and accrued liabilities due to the relatively short maturity of the instruments.

4.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company had income of $58,000 for the three months ended March 31, 2017 and incurred a net loss of $501,000 for the three months ended March 31, 2016 respectively. Accordingly, basic and diluted net loss per common share are the same for each period as the effect of stock options is anti-dilutive. Shares underlying stock options not included in the diluted computation amounted to 0 in 2017 and 265,000 in 2016.

5.	Net Capital:

MSCO is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that MSCO maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of March 31, 2017, Siebert had net capital of approximately $2,500,000 as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under section 15c3-3(k)(2)(ii).

6.	Revenue:

Commission revenues, margin interest, marketing and distribution fees and related clearing expenses are recorded on a trade-date basis. Fees, consisting principally of revenue participation with the Company’s clearing broker in distribution fees, and interest are recorded as earned.

Investment banking revenue includes advisory fees charged clients thru SIA. Revenues are earned typically on a monthly or quarterly basis in accordance with terms of the contract.

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

SFC’s control entity, Kennedy Cabot Acquisition, LLC made a net payment of $803,000 to satisfy certain obligations of the Company. This amount is treated as a capital contribution.

8.	Commitments and Commitments:

Retail customer transactions are cleared through a clearing broker on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge MSCO for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. MSCO regularly monitors the activity in its customer accounts for compliance with its margin requirements. MSCO is exposed to the risk of loss on unsettled customer transactions if customers fail to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months ended March 31, 2017 and 2016.

In December 2015, a former employee of MSCO commenced an arbitration before FINRA against MSCO, alleging a single cause of action for employment retaliation under the Sarbanes-Oxley Act of 2002. In February 2016, the employee amended his claim to replace the Sarbanes-Oxley claim with a substantially identical claim arising under the Dodd-Frank Act of 2010. The matter was settled for $825,000 in February 2017 which was paid by the Company’s control entity Kennedy Cabot Acquisitions LLC.

9.	Income taxes:

No tax benefit has been recognized for the gain/loss in the three month periods ended March 31, 2017 and 2016 as the Company has fully offset the related deferred tax asset for the loss carry forward by a valuation allowance due to cumulative losses incurred by the Company and its subsidiaries during the prior three years.

10.	Non Recurring Changes:

Included in the first-quarter net income is approximately $233,000 of non-recurring expenses primarily due to relocating the firm’s call center and costs affiliated with staff reductions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016, and our unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

Our cash is invested primarily in bank accounts with large financial institutions. Our cash and working capital is sufficient to service the firm’s operations.

The following table sets forth certain metrics as of and for the three months ended March 31, 2017 and 2016, respectively, which we use in evaluating our business.

	For the Three Months ended March 31,
Retail Customer Activity:	2017*	2016
Total retail trades:	59,370	52,697
Average commission per retail trade:	$20.01	$21.68

Retail customer balances:
Retail customer net worth (in billions):	7.3	$6.8
Retail customer money market fund value (in billions):	.9	$1.0
Retail customer margin debit balances (in millions):	205.0	$247.0
Retail customer accounts with positions:	29,739	30,396

* Based on new management analysis

Description:

•	Total retail trades represent retail trades that generate commissions.
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
•	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions.
•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts. We, like other securities firms, are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect our relative profitability. In periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings or loss for any period should not be considered representative of any other period.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

There were no material changes in the Company’s customer base and the firm streamlined operations in the first quarter.

We had a net income of $58,000 and a net loss of $501,000 for the three months ended March 31, 2017 and 2016, respectively. Included in the first quarter 2017 net income is approximately $233,000 of non-recurring expenses primarily due to relocating the firm’s call center and costs associated with staff reductions.

Total revenues for the three months ended March 31, 2017 were $2.4 million, a $119,000 reduction or 4.8% from the same corresponding period in 2016.

Commission and fee income for the three months ended March 31, 2017 was $1.2 million, a decrease of $27,000 or 2.2% from the same corresponding period in 2016.

Margin interest, marketing and distribution fees for the three months ended March 31, 2017, was $1,080,000, an increase of $212,000 or 24.4% primarily due to rising interest rates.

Investment banking revenues for the three months ended March 31, 2017 was $5,000, a $7,000 decrease from the same corresponding period in 2016.

Trading profits were $109,000 for the three months ended March 31, 2017, a decrease of $156,000 or 58.8% from the same corresponding period in 2016 due to an overall decrease in customer trading volume in the debt markets.

Income from interest and dividends for the three months ended March 31, 2017 were $2,000, a decrease of $141,000 or 98.6% from the same corresponding period due to the distribution of the subordinated notes and capital market notes in 2016 to the former majority shareholder.

Total expenses for the three months ended March 31, 2017 were $2.3 million, a decrease of $678,000 or 22.6% from the same corresponding period in 2016 due to streamlining the firm’s operations.

Employee compensation and benefit costs for the three months ended March 31, 2017 was $1.0 million, a decrease of $248,000 or 19.2% from the same corresponding period in 2016 due to a lower head count and lower benefit expenses.

Clearing and floor brokerage costs for the three months ended March 31, 2017 were $263,000, an increase of $25,000 or 10.5% from the same corresponding period in 2016 primarily due to increased retail customer trading volumes.

Professional fees were $425,000 for the three months ended March 31, 2017, a decrease of $245,000, or 36.5% from the same corresponding period in 2016 primarily due to a decrease in legal fees and consulting fees.

Advertising and promotion expenses for the three months ended March 31, 2017 were $20,000, a decrease of $46,000 or 69.6% from the same corresponding period in 2016 due to a reduction in print media.

Communications expense for the three months ended March 31, 2017 was $80,000, a decrease of $50,000 or 38.4% from the same corresponding period in 2016 primarily due to savings in streamlining operations.

Occupancy costs for the three months ended March 31, 2017 were $142,000, a decrease of $40,000 or 21.9% from the same corresponding period in 2016 due to moving the firm’s call center.

Other general and administrative expenses were $352,000, a decrease of $74,000 or 17.3% from the same corresponding period in 2016 due to streamlining the firm’s operations.

No tax benefit related to the pre-tax gain loss was recorded for the three months ended March 31, 2017 and March 31, 2016 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Liquidity and Capital Resources

Our working capital is invested in cash and money market funds. Our total assets at March 31, 2017 were $3.4 million, of which we regarded $2.0 million, or 60.0%, as highly liquid.

MSCO is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2017, MSCO’s regulatory net capital was $2.5 million, which was $2.27 million in excess of its minimum capital requirement of $250,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge MSCO for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. MSCO regularly monitors the activity in its customer accounts for compliance with its margin requirements. MSCO is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions as of March 31, 2017.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Secretary
(Principal executive, financial and accounting officer)

Dated: May 12, 2017

Item 5. Exhibits

Exhibit No.	Description Of Document

31.1	Certification of Andrew H. Reich pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew H. Reich of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
13