Form 10-Q/A
period 2017-03-31
SIEBERT FINANCIAL CORP
filed 2017-05-15
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") to the quarterly report on Form 10-Q for Siebert Financial Corp. for the period ended March 31, 2017 (the "Form 10-Q"), filed with the Securities and Exchange Commission on May 12, 2017 (the "Original Filing Date"), is being filed to provide information in the XBRL files regarding the Supplemental Schedule of Non-Cash Financing Activities that was inadvertently omitted from the original Form 10-Q.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update any disclosures made in the original Form 10-Q.

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

Siebert Financial Corp. (“SFC”), a New York corporation, incorporated in 1934, is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., (“MSCO”) a Delaware corporation and a registered broker-dealer, and its investment advisory business through its wholly-owned subsidiary Siebert Investment Advisors, Inc. (“SIA”) a New York corporation which is registered with the Securities and Exchange Commission as a Registered Investment Advisor (“RIA”). For purposes of this Quarterly Report on Form 10-Q/A, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., MSCO and SIA collectively, unless the context otherwise requires.

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

Dated: May 15, 2017

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