Form 10-Q
period 2017-06-30
SIEBERT FINANCIAL CORP
filed 2017-08-14
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2017, there were 22,085,126 shares of Common Stock, par value $.01 per share outstanding.

Unless expressly indicated or the context requires otherwise, the terms “SFC,” “Company,” “we,” “us,” and “our” in this document refer to Siebert Financial Corp., a New York corporation, and, where appropriate, its wholly owned subsidiaries, the term “MSC” shall refer to Muriel Siebert & Co., Inc., a Delaware corporation and a registered broker-dealer, and the term “SIA” shall refer to Siebert Investment Advisors, Inc., a New York corporation registered with the Securities and Exchange Commission as an investment advisor. MSC and SIA are wholly-owned subsidiaries of the Company.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Financial Condition

	June 30,
	2017	December 31,
	(unaudited)	2016
ASSETS

Cash and cash equivalents	$2,264,000	$2,730,000
Receivable from brokers	896,000	606,000
Securities owned, at fair value	—	92,000
Furniture, equipment and leasehold improvements, net	243,000	46,000
Prepaid expenses	281,000	342,000
Other assets	125,000	—

	$3,809,000	$3,816,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$329,000	$738,000
Accrued settlement liability	—	825,000
	329,000	1,563,000

Commitments and Contingencies

Stockholders’ equity:

Common stock, $.01 par value; 49,000,000 shares authorized, 22,085,126 shares issued and outstanding as of June 30, 2017 and 22,085,126 shares issued and outstanding as of December 31, 2016	221,000	221,000
Additional paid-in capital	7,692,000	6,889,000
(Accumulated deficit)	(4,433,000)	(4,857,000)

	3,480,000	2,253,000

	$3,809,000	$3,816,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Commissions and fees	$1,037,000	$1,231,000	$2,219,000	$2,441,000
Margin interest, marketing and distribution fees	1,545,000	957,000	2,626,000	1,825,000
Investment banking	6,000	11,000	12,000	23,000
Trading profits	98,000	125,000	206,000	390,000
Interest and dividends	3,000	138,000	5,000	281,000
	2,689,000	2,462,000	5,068,000	4,960,000

Expenses:
Employee compensation and benefits	1,000,000	1,200,000	2,038,000	2,487,000
Clearing fees, including floor brokerage	304,000	236,000	568,000	474,000
Professional fees	468,000	915,000	893,000	1,585,000
Advertising and promotion	25,000	67,000	45,000	133,000
Communications	55,000	132,000	135,000	262,000
Occupancy	79,000	197,000	221,000	379,000
Other general and administrative	393,000	443,000	744,000	869,000
	2,324,000	3,190,000	4,644,000	6,189,000

Net income (loss)	$365,000	$(728,000)	$424,000	$(1,229,000)

Net income (loss) per share of common stock –

Continuing operations	$.02	$(.03)	$.02	$(.06)
Basic and diluted	$.02	$(.03)	$.02	$(.06)

Weighted average shares outstanding -
Basic	22,085,126	22,085,126	22,085,126	22,085,126
Diluted	22,085,126	22,085,126	22,085,126	22,085,126

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:

Net income (loss)	$424,000	$(1,229,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	71,000	136,000
Interest accrued on note receivable from business sold to former affiliate	—	(274,000)
Changes in:
Securities Sold	92,000	—
Securities Purchased	—	(67,000)
Advance to former affiliate	—	(10,000)
Receivable from brokers	(290,000)	82,000
Prepaid expenses and other assets	61,000	114,000
Other assets	(125,000)	—
Accounts payable and accrued liabilities	(431,000)	(784,000)

Net cash used in operating activities	(198,000)	(2,032,000)

Purchase of furniture, equipment and leasehold improvements	(268,000)	(30,000)
Collection of receivable from former affiliate	—	493,000
Net cash (used in) provided by investing activities	(268,000)	463,000

Net decrease in cash and cash equivalents	(466,000)	(1,569,000)
Cash and cash equivalents - beginning of period	2,730,000	9,420,000

Cash and cash equivalents - end of period	$2,264,000	$7,851,000

Supplemental Schedule Of Non-Cash Financing Activities:

Payment by parent of expenses	$803,000	—

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2017 and 2016
(Unaudited)

1.	Business and Basis of Presentation:

Siebert Financial Corp. (“SFC”), a New York corporation, incorporated in 1934, is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., (“MSC”) a Delaware corporation and a registered broker-dealer, and its investment advisory business through its wholly-owned subsidiary Siebert Investment Advisors, Inc. (“SIA”) a New York corporation which is registered with the Securities and Exchange Commission as a Registered Investment Advisor (“RIA”). For purposes of this Quarterly Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., MSC and SIA collectively, unless the context otherwise requires.

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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2016 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Because of the nature of our business, the results of operations for the six months ended June 30, 2017 are not necessarily indicative of operating results for the full year.

Certain reclassifications have been made to the 2016 balances to conform to the presentation used in 2017. These reclassifications had no effect on operating results previously reported.

2.	Securities:

Securities owned are carried at fair value with realized and unrealized gains and losses reflected in trading profits. MSC clears all its security transactions through an unaffiliated clearing firm on a fully disclosed basis. Accordingly, MSC does not hold funds or securities for, or owe funds or securities to, its customers. Those functions are performed by its clearing firm.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company had income of $424,000 for the six months ended June 30, 2017 and incurred a net loss of ($1,229,000) for the six months ended June 30, 2016 respectively. Basic and diluted net loss per common share are the same during 2016 as the effect of stock options is anti-dilutive. There were no options outstanding in 2017 that would result in any dilutive effect. Shares underlying stock options not included in the diluted computation amounted to 0 in 2017 and 265,000 in 2016.

5.	Net Capital:

MSC is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that MSC maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of June 30, 2017, Siebert had net capital of approximately $2,900,000 as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under section 15c3-3(k)(2)(ii).

6.	Other Assets:

The Company incurred $125,000 in professional fees in connection with a potential transaction with an affiliate. These costs will be deferred until which point that the transaction is consummated.

7.	Revenue:

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

9.	Contingencies and Commitments:

Retail customer transactions are cleared through a clearing broker on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge MSC for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. MSC regularly monitors the activity in its customer accounts for compliance with its margin requirements. MSC is exposed to the risk of loss on unsettled customer transactions if customers fail to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months and six months ended June 30, 2017 and 2016.

In December 2015, a former employee of MSC commenced an arbitration before FINRA against MSC, alleging a single cause of action for employment retaliation under the Sarbanes-Oxley Act of 2002. In February 2016, the employee amended his claim to replace the Sarbanes-Oxley claim with a substantially identical claim arising under the Dodd-Frank Act of 2010. The matter was settled for $825,000 in February 2017 which was paid by the Company’s control entity Kennedy Cabot Acquisitions LLC.

10.	Income Taxes:

As of December 31, 2016 and June 30, 2017, the Company had approximately $24,223,000 and $23,799,000 of remaining net operating loss carryforwards which management had fully reserved against based on a history of unprofitable operations. Based on a change in control during December 2016, management concluded that they would be limited to utilizing net operating loss carryforwards of $895,000 per year until the balance is utilized. During the three and six months ended June 30, 2017, the Company utilized net operating losses of $365,000 and $424,000 to offset its net income earned during this period. The utilization of these credits resulted in a reduction of current tax expense and an offsetting increase in the deferred tax benefit of $146,000 and $169,000 for the three and six months ended, respectively. No tax benefit has been recognized related to the net loss in the three and six months ended June 30, 2016 as the Company has recorded a full valuation allowance against these credits.

11.	Non Recurring Changes:

Included in the second-quarter net income is approximately $110,000 of non-recurring expenses. Included in the six months net income is approximately $342,000 of non-recurring expenses. These expenses were primarily due to relocating the firm’s call center and costs affiliated with staff reductions.

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

The following table sets forth certain metrics as of and for the six months ended June 30, 2017 and 2016, respectively, which we use in evaluating our business.

	For the Three Months ended June 30,		For the Six Months ended June 30,
Retail Customer Activity:	2017*	2016	2017*	2016
Total retail trades:	50,769	49,316	110,139	102,013
Average commission per retail trade:	$19.56	$25.57	$19.80	$23.56

	As of June 30,
	2017	2016
Retail customer balances:
Retail customer net worth (in billions):	$7.3	$6.8
Retail customer money market fund value (in billions):	$.7	$.9
Retail free credit balances (in billions)	.3	—
Retail customer margin debit balances (in millions):	$224.0	$254.2
Retail customer accounts with positions:	28,953	29,968

* Based on new management analysis

Description:

•	Total retail trades represent retail trades that generate commissions.
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
•	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions.
•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts. We, like other securities firms, are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect our relative profitability. In periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings or loss for any period should not be considered representative of any other period.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

There were no material changes in the Company’s customer base and the firm streamlined operations in the first six months of 2017.

We had a net income of $365,000 and a net loss of $728,000 for the three months ended June 30, 2017 and 2016, respectively. Included in the second quarter net income is approximately $110,000 of non-recurring expenses primarily due to relocating the firm’s call center and costs associated with staff reductions.

Total revenues for the three months ended June 30, 2017 were $2.7 million, a $227,000 increase or 9.2% from the same corresponding period in 2016 primarily due to increase in interest income.

Commission and fee income for the three months ended June 30, 2017 was $1.0 million, a decrease of $194,000 or 15.8% from the same corresponding period in 2016 primarily due to a reduction in commissions per trade.

Margin interest, marketing and distribution fees for the three months ended June 30, 2017, was $1,545,000, an increase of $588,000 or 61.4% primarily due to rising interest rates and match funding margin debits and free credit balances.

Investment banking revenues for the three months ended June 30, 2017 was $6,000, a $5,000 decrease from the same corresponding period in 2016.

Trading profits were $98,000 for the three months ended June 30, 2017, a decrease of $27,000 or 21.6% from the same corresponding period in 2016 due to an overall decrease in customer trading volume in the debt markets.

Income from interest and dividends for the three months ended June 30, 2017 were $3,000, a decrease of $135,000 or 97.8% from the same corresponding period due to the distribution of the subordinated notes and capital market notes in 2016 to the former majority shareholder.

Total expenses for the three months ended June 30, 2017 were $2.3 million, a decrease of $866,000 or 27.1% from the same corresponding period in 2016 due to streamlining the firm’s operations.

Employee compensation and benefit costs for the three months ended June 30, 2017 was $1.0 million, a decrease of $200,000 or 16.7% from the same corresponding period in 2016 due to a lower head count and lower benefit expenses.

Clearing and floor brokerage costs for the three months ended June 30, 2017 were $304,000, an increase of $68,000 or 28.8% from the same corresponding period in 2016 primarily due to increased retail customer trading volumes.

Professional fees were $468,000 for the three months ended June 30, 2017, a decrease of $447,000, or 48.9% from the same corresponding period in 2016 primarily due to a decrease in legal fees and consulting fees.

Advertising and promotion expenses for the three months ended June 30, 2017 were $25,000, a decrease of $42,000 or 62.7% from the same corresponding period in 2016 due to a reduction in overall advertising.

Communications expense for the three months ended June 30, 2017 was $55,000, a decrease of $77,000 or 58.3% from the same corresponding period in 2016 primarily due to savings in streamlining operations and moving to Jersey City from New York.

Occupancy costs for the three months ended June 30, 2017 were $79,000, a decrease of $118,000 or 59.9% from the same corresponding period in 2016 due to moving the firm’s call center.

Other general and administrative expenses were $393,000, a decrease of $50,000 or 11.3% from the same corresponding period in 2016 due to streamlining the firm’s operations.

No tax benefit related to the pre-tax gain loss was recorded for the three months ended June 30, 2017 and June 30, 2016 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

We had net income of $424,000 and a net loss of $1,229,000 for the six months ended June 30, 2017 and 2016, respectively.

Total revenues for the six months ended June 30, 2017 were $5.1 million, an increase of $108,000 or 2.2% from the same period in 2016.

Commission and fee income for the six months ended June 30, 2017 was $2.2 million, a decrease of $222,000 or 9.1% from the same period in 2016 primarily due to our average commission per trade being down 16% from last year.

Margin interest, marketing, and distribution fees for the six months ended June 30, 2017, was $2.6 million, an increase of $801,000 or 43.8% primarily due to rising interest rates and match funding of margin debits and free credit balances.

Investment banking revenues for the six months ended June 30, 2017 were $12,000, a decrease of $11,000 or 47.8% from the same period in 2016 due to a decline in customer activity.

Trading profits were $206,000 for the six months ended June 30, 2017, a decrease of $184,000 or 47.1% from the same period in 2016 due to a decline in customer trading volume in the debt markets.

Interest and dividends were $5,000 for the six months ended June 30, 2017, a decrease of $276,000 or 98.2% from the same corresponding period in 2016 primarily due to the distribution of the subordinated notes and capital market notes in 2016 to the former majority shareholder.

Total expenses for the six months ended June 30, 2017 were $4.6 million, a decrease of $1,545,000 or 24.9% from the same period in 2016.

Employee compensation and benefit costs for the six months ended June 30, 2017 were $2.0 million, a decrease of $449,000 or 18.0% from the same period in 2016 due to a lower head count and lower benefit expenses.

Clearing and floor brokerage costs for the six months ended June 30, 2017 were $568,000, an increase of $94,000 or 19.8% from the same period in 2016 primarily due to higher retail customer trading volumes and increased usage of a variety of clearing services.

Professional fees for the six months ended June 30, 2017 were $893,000, a decrease of $692,000 or 43.7% from the same period in 2016 primarily due to a decrease in legal and consulting fees.

Advertising and promotion expenses for the six months ended June 30, 2017 were $45,000, a decrease of $88,000 or 66.1% from the same period in 2016 primarily due to a decline in overall advertising.

Communications expense for the six months ended June 30, 2017 were $135,000, a decrease of $127,000 or 48.4% from the same period in 2016 primarily due to savings in streamlining operations and moving to Jersey City from New York.

Occupancy costs for the six months ended June 30, 2017 were $221,000, a decrease of $158,000 or 41.6% from the same period in 2016 due to moving the firm’s call center.

Other general and administrative expenses for the six months ended June 30, 2017 were $744,000, a decrease of $125,000 or 14.4% from the same period in 2016 due to streamlining the firm’s operations.

No tax benefit related to the pre-tax loss was recorded for the six months ended June 30, 2017 and June 30, 2016 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the likelihood of realization of such assets.

Liquidity and Capital Resources

Our working capital is invested in cash and money market funds. Our total assets at June 30, 2017 were $3.8 million, of which we regarded $2.3 million, or 59.4%, as highly liquid.

MSC is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At June 30, 2017, MSC’s regulatory net capital was $2.9 million, which was $2.6 million in excess of its minimum capital requirement of $250,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge MSC for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. MSC regularly monitors the activity in its customer accounts for compliance with its margin requirements. MSC is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions as of June 30, 2017.

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

Dated: August 14, 2017

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
14