Form 10-Q
period 2017-09-30
SIEBERT FINANCIAL CORP
filed 2017-11-09
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _________________________

Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2017, there were 22,085,126 shares of Common Stock, par value $.01 per share, outstanding.

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

 Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Financial Condition

	September 30, 2017	December 31, 2016
	(Unaudited)

Cash and cash equivalents	$3,215,000	$2,730,000
Receivable from brokers	1,100,000	606,000
Securities owned, at fair value	—	92,000
Furniture, equipment and leasehold improvements, net	306,000	46,000
Prepaid expenses and other assets	354,000	342,000
	$4,975,000	$3,816,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$494,000	$738,000
Accrued settlement liabilities	—	825,000
	494,000	1,563,000

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 22,085,126 shares issued and 22,085,126 shares outstanding at September 30, 2017 and December 31, 2016, respectively	221,000	221,000
Additional paid-in capital	7,692,000	6,889,000
Deficit	(3,432,000)	(4,857,000)
	4,481,000	2,253,000
	$4,975,000	$3,816,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Commissions and fees	$1,077,000	$1,078,000	$3,295,000	$3,519,000
Margin interest, marketing and distribution	1,850,000	862,000	4,477,000	2,687,000
Investment banking	4,000	11,000	16,000	34,000
Trading profits	154,000	131,000	360,000	521,000
Interest and dividends	4,000	141,000	9,000	422,000
	3,089,000	2,223,000	8,157,000	7,183,000

Expenses:
Employee compensation and benefits	1,031,000	1,236,000	3,069,000	3,723,000
Clearing fees, including floor brokerage	252,000	203,000	819,000	677,000
Professional fees	372,000	1,178,000	1,265,000	2,763,000
Advertising and promotion	16,000	38,000	61,000	171,000
Communications	56,000	120,000	192,000	382,000
Occupancy	86,000	179,000	306,000	558,000
Other general and administrative	275,000	409,000	1,020,000	1,278,000
	2,088,000	3,363,000	6,732,000	9,552,000

Income/(Loss) from continuing operations	1,001,000	(1,140,000)	1,425,000	(2,369,000)
Income tax benefit/(expense)	—	—	—	—
Net Income/(Loss)	$1,001,000	($1,140,000)	$1,425,000	($2,369,000)

Net Income/(Loss) per share of common stock -

Basic and diluted	$.05	($.05)	$.06	($.11)

Weighted average shares outstanding -

Basic and diluted	22,085,126	22,085,126	22,085,126	22,085,126

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income/(loss)	$1,425,000	($2,369,000)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	90,000	205,000
Interest accrued on note receivable from business sold to former affiliate	—	(411,000)
Changes in:
Securities owned, at fair value	92,000	(96,000)
Receivable from brokers	(494,000)	46,000
Prepaid expenses and other assets	(12,000)	237,000
Accounts payable and accrued liabilities	(266,000)	(652,000)
Net cash provided by (used in) operating activities	835,000	(3,040,000)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(350,000)	(37,000)
Collection of receivable from former affiliate	—	493,000

Net cash provided by (used in) investing activities	(350,000)	456,000

Net increase (decrease) in cash and cash equivalents	485,000	(2,584,000)
Cash and cash equivalents - beginning of period	2,730,000	9,420,000

Cash and cash equivalents - end of period	$3,215,000	$6,836,000

Supplemental Schedule of Non-Cash Financing Activities:

Payment by parent of expenses	$803,000	—

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2017 and 2016
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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2016 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Because of the nature of our business, the results of operations for the nine months ended September 30, 2017 are not necessarily indicative of operating results for the full year.

Certain reclassifications have been made to the 2016 balances to conform to the presentation used in 2017. These reclassifications had no effect on operating results previously reported for the three and nine months ended September 30, 2016 are not necessarily indicative of operating results for the full year.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company had income of $1,425,000 for the nine months ended September 30, 2017 and incurred a net loss of ($2,369,000) for the nine months ended September 30, 2016 respectively. Basic and diluted net loss per common share are the same during 2016 as the effect of stock options is anti-dilutive. There were no options outstanding in 2017 that would result in any dilutive effect. Shares underlying stock options not included in the diluted computation amounted to 0 in 2017 and 240,000 in 2016.

5.	Net Capital:

MSC is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that MSC maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of September 30, 2017, Siebert had net capital of approximately $3,864,000 as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under section 15c3-3(k)(2)(ii).

6.	Other Assets:

During the nine months ended September 30, 2017, the Company incurred $125,000 in professional fees in connection with a potential transaction with an affiliate. These costs will be deferred until the transaction is consummated.

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

During the nine months ended September 30, 2017, SFC’s control entity, Kennedy Cabot Acquisition, LLC made a net payment of $803,000 to satisfy certain obligations of the Company. This amount is treated as a capital contribution.

9.	Contingencies and Commitments:

Retail customer transactions are cleared through a clearing broker on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge MSC for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. MSC regularly monitors the activity in its customer accounts for compliance with its margin requirements. MSC is exposed to the risk of loss on unsettled customer transactions if customers fail to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months and nine months ended September 30, 2017 and 2016.

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

As of December 31, 2016 and September 30, 2017, the Company had approximately $24,223,000 and $23,799,000 of remaining net operating loss carryforwards which management had fully reserved against based on a history of unprofitable operations. Based on a change in control during December 2016, management concluded that they would be limited to utilizing net operating loss carryforwards of $895,000 per year until the balance is utilized or expired as well as other tax deferrals. During the three and nine months ended September 30, 2017, the Company utilized net operating losses and other tax deferrals of $1,001,000 and $1,425,000 to offset its net income earned during this period. The utilization of these carry-forward credits resulted in a reduction of current tax expense and an offsetting increase in the deferred tax benefit of $400,000 and $570,000 for the three and nine months ended, respectively. No tax benefit has been recognized related to the net loss in the three and nine months ended September 30, 2017 as the Company has recorded a full valuation allowance against these credits.

11.	Non Recurring Changes:

Included in the nine months net income is approximately $342,000 of non-recurring expenses. These expenses were primarily due to relocating the firm’s call center and costs affiliated with staff reductions. There were no non-recurring charges during the quarter ended September 30, 2017.

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

The following table sets forth certain metrics as of and for the nine months ended September 30, 2017 and 2016, respectively, which we use in evaluating our business.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
Retail Customer Activity:	2017*	2016	2017*	2016

Total retail trades:	50,025	54,636	155,043	156,649
Average commission per retail trade:	$20.35	$22.29	$20.63	$24.00

	As of September 30,
Retail customer balances:	2017	2016
Retail customer net worth (in billions):	$7.5	$6.9
Retail customer money market fund value (in billions):	$.7	$.9
Retail free credit balances (in billions)	.3	—
Retail customer margin debit balances (in million):	$250.0	$247.6
Retail customer accounts with positions:	27,020	29,493

* Based on new management analysis

Description:

•	Total retail trades represent retail trades that generate commissions.
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
•	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions.
•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts. We, like other securities firms, are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect our relative profitability. In periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings or loss for any period should not be considered representative of any other period.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

We had a net income of $1,001,000 for the three months ended September 30, 2017 and a net loss of $1,140,000 for the three months ended September 30, 2016.

Total revenues for the three months ended September 30, 2017 were $3.1 million, an increase of $866,000 or 38.9% from the same period in 2016, respectively.

Commission and fee income for the three months ended September 30, 2017 was $1.1 million, a decrease of $1,000 or 0.1 % from the same period in 2016.

Margin interest, marketing and distribution fee income for the three months ended September 30, 2017 was $1,850,000 an increase of $988,000 or 114.6% for the same period in 2016 due to an overall increase in interest rates, rising margin interest and 12b-1 fees from money markets.

Investment banking revenues for the three months ended September 30, 2017 were $4,000, a decrease of $7,000 or 63.6% from the same period in 2016 due to a decrease in advisory fees.

Trading profits were $154,000 for the three months ended September 30, 2017, an increase of $23,000 or 17.6% from the same period in 2016 due to an overall increase in trading volume primarily in the debt markets.

Interest and dividends were $4,000 for the three months ended September 30, 2017, a decrease of $137,000 or 97.2% from the same corresponding period in 2016 primarily due to the distribution of the subordinated notes and capital market notes in 2016 to the former majority shareholder.

Total expenses for the three months ended September 30, 2017 were $2.1 million, a decrease of $1.3 million or 37.9% from the same period in 2016 due to streamlining the firm’s operations.

Employee compensation and benefit expenses for the three months ended September 30, 2017 were $1.0 million, a decrease of $205,000 or 16.6% from the same period in 2016 due to a lower head count and lower benefit expenses.

Clearing and floor brokerage expenses for the three months ended September 30, 2017 were $252,000, an increase of $49,000 or 24.1% from the same period in 2016 primarily due to a one-time credit NFS provided in 2016.

Professional fees for the three months ended September 30, 2017 were $372,000, a decrease of $806,000 or 68.4% from the same period in 2016 primarily due to a decrease in legal and consulting fees.

Advertising and promotion expenses for the three months ended September 30, 2017 were $16,000, a decrease of $22,000 or 57.9% from the same period in 2016 due to a reduction in overall advertising.

Communications expense for the three months ended September 30, 2017, was $56,000, a decrease of $64,000 or 53.3% from the same corresponding period in 2016 primarily due to savings in streamlining operations and moving to Jersey City from New York.

Occupancy costs for the three months ended September 30, 2017 were $86,000, a decrease of $93,000 or 52.0% from the same corresponding period in 2016 due to moving the firm’s call center.

Other general and administrative expenses for the three months ended September 30, 2017 were $275,000, a decrease of $134,000 or 32.8% from the same period in 2016 due to streamlining the firm’s operations.

No tax benefit related to the pre-tax income (loss) was recorded for the three months ended September 30, 2017 and September 30, 2016 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the unlikelihood of realization of such assets.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

We had a net income of $1,425,000 for the nine months ended September 30, 2017 and a net loss of $2,369,000 for the nine months ended September 30, 2016.

Total revenues for the nine months ended September 30, 2017 were $8.2 million, an increase of $1,000,000 or 13.6% from the same period in 2016.

Commission and fee income for the nine months ended September 30, 2017 was $3.3 million, a decrease of $224,000 or 6.4% from the same period in 2016 primarily due to a decrease in retail trading volumes.

Margin interest, marketing and distribution fee income for the nine months ended September 30, 2017 was $4,477,000 an increase of $1,790,000 or 66.61% for the same period in 2016 due to an overall increase in interest rates, raising margin interest and 12b-1 fees from money markets.

Investment banking revenues for the nine months ended September 30, 2017 were $16,000, a decrease of $18,000 or 52.9% from the same period in 2016 due to a decrease in advisory fees.

Trading profits for the nine months ended September 30, 2017 were $360,000, a decrease of $161,000 or 30.9% from the same period in 2016 due to an overall decrease in trading volumes in the debt markets.

Interest and dividends were $9,000 for the nine months ended September 30, 2017, a decrease of $413,000 or 97.9% from the same corresponding period in 2016 primarily due to the distribution of the subordinated notes and capital market notes in 2016 to the former majority shareholder.

Total expenses for the nine months ended September 30, 2017 were $6.7 million, a decrease of $2.8 million or 29.5% from the same period in 2016.

Employee compensation and benefit expense for the nine months ended September 30, 2017 were $3.1 million, a decrease of $654,000 or 17.6% due to a lower head count and lower benefit expenses.

Clearing and floor brokerage expenses for the nine months ended September 30, 2017 were $819,000, an increase of $142,000 or 21.0% from the same period in 2016 primarily due to a one-time credit NFS provided in 2016.

Professional fees for the nine months ended September 30, 2017 were $1.3 million, a decrease of $1.5 million or 54.2% from the same period in 2016 primarily due to a decrease in legal and consulting fees.

Advertising and promotion expenses for the nine months ended September 30, 2017 were $61,000, a decrease of $110,000 or 64.3% from the same period in 2016 due to a decrease in overall advertising.

Communications expense for the nine months ended September 30, 2017 was $192,000, a decrease of $190,000 or 49.7% from the same period in 2016 primarily due to savings in streamlining operations and moving to Jersey City from New York.

Occupancy expenses for the nine months ended September 30, 2017 were $306,000, a decrease of $252,000 or 45.2% from the same period in 2016 due to moving the firm’s call center.

Other general and administrative expenses for the nine months ended September 30, 2017 were $1.0 million, a decrease of $247,000 or 19.5% from the same period in 2016 due to streamlining the firm’s operations.

No tax benefit related to the pre-tax income (loss) was recorded for the nine months ended September 30, 2017 and September 30, 2016 due to the recording of a full valuation allowance to offset deferred tax assets based on recent losses and the unlikelihood of realization of such assets.

Liquidity and Capital Resources

A significant portion of our assets are highly liquid, consisting of cash. Our total assets at September 30, 2017 were $5 million. As of that date, we regarded $3.2 million, or 64% of total assets as highly liquid.

Siebert is subject to the net capital requirements of the SEC, the Financial Industry Regulatory Authority (FINRA) and other regulatory authorities. At September 30, 2017, Siebert’s regulatory net capital was $3.9 million, $3.6 million in excess of its minimum capital requirement of $250,000.

On January 22, 2008, the Board of Directors of the Company authorized a buy-back of up to 300,000 shares of common stock. During the nine months ended September 30, 2017, no shares were purchased and 170,863 shares may be purchased under the plan as of September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transaction as of September 30, 2017.

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

Dated: November 9, 2017

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
17