Form 10-K
period 2017-12-31
SIEBERT FINANCIAL CORP
filed 2018-04-13
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017), was $8,265,501.

The number of shares of the registrant’s outstanding Common Stock, as of March 31, 2018, was 27,157,188 shares.

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

PART I

Item 1.             BUSINESS

General

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts its retail discount brokerage (“SFC”, “Siebert” or the “Company”) business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., (“MSCO”) a Delaware corporation and a registered broker-dealer, and its investment advisory business through its wholly-owned subsidiary Siebert AdvisorNXT, Inc. (“AdvisorNXT”) a New York corporation which is registered with the Securities and Exchange Commission as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940, as amended. We terminated the registration of our former RIA subsidiary, Siebert Investment Advisors in 2017. For purposes of this Annual Report on Form 10-K, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., MSCO and AdvisorNXT collectively, unless the context otherwise requires.

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

In December 2016, pursuant to the terms of an Acquisition Agreement, dated September 1, 2016, as amended (the “Acquisition Agreement”) by and among SFC, Kennedy Cabot Acquisition, LLC (“KCA”), a Nevada limited liability company and the Estate of Muriel F. Siebert (the “Majority Shareholder”), KCA acquired 677,283 shares of Common Stock in a cash tender offer and 19,310,000 shares of Common Stock owned by the Majority Shareholder (the “Acquisition”). As a result of the Acquisition, effective December 16, 2016, KCA became the owner of approximately 90% of the Company’s outstanding Common Stock in accordance with Rule 144. Since December 2016 KCA has distributed approximately 15,000,000 of the shares of our restricted Common Stock that it acquired to its members. See discussion under “Historical Developments - Change in Control.”

Effective December 16, 2016, upon the closing of the Acquisition Agreement, the prior directors resigned as directors and Gloria E. Gebbia, Charles A. Zabatta, Francis Cuttita and Andrew H. Reich were appointed as directors. Effective December 29, 2016, Jerry Schneider, CPA, was appointed as a director of the Company and Chairman of the Audit Committee.

Effective February 7, 2017, John J. Gebbia, Gloria E. Gebbia’s husband, was appointed as an unsalaried special advisor to the Company’s board of directors. John J. Gebbia commenced his employment in the brokerage industry in 1959. In 1962, Mr. Gebbia became an executive vice president of Walston & Company. After becoming CEO of Jesup & Lamont, an institutional brokerage firm, Mr. Gebbia purchased the company in 1983. Thereafter, Mr. Gebbia owned or controlled various brokerage firms including Kennedy Cabot & Co. which was sold in 1997 to Toronto Dominion Bank for $160,000,000. Mr. Gebbia through the Gebbia Family controlled various companies in the insurance, sports management and home building industries.

Following the Acquisition, the Company’s new owners and management have been focusing on improving the Company’s results of operations by reducing costs, introducing new products and developing new business opportunities.

Recent Developments

As previously disclosed in a Current Report on Form 8-K, filed on June 28, 2017, SFC, MSCO, and StockCross Financial Services, Inc. (“StockCross”), entered into an Asset Purchase Agreement, dated June 26, 2017 (the “Agreement”), pursuant to which MSCO acquired certain retail broker-dealer assets of StockCross (the “Assets”). StockCross is a self-clearing discount broker that has may business lines that are similar to MSCO’s. StockCross is an affiliate of the Company which is controlled by the Gebbia family.

The Asset acquisition was completed during the last quarter of 2017 and as consideration for the Assets, SFC issued 5,072,062 shares of its restricted Common Stock to StockCross. The shares of restricted Common Stock issued to StockCross are subject to a two year lock-up period during which StockCross may not sell or transfer the shares except to its shareholders provided that any such shares transferred to StockCross’ shareholders remain subject to the lock-up restrictions.

In connection with the Asset acquisition, MSCO and StockCross entered into a clearing agreement pursuant to which StockCross acts as one of MSCO’s clearing brokers, with respect to certain accounts transferred from StockCross to MSCO in the Asset acquisition.

Exclusive Financial Services Advertising Agreement

In February 2018, the Company entered into an exclusive financial services advertising agreement (the “Advertising Agreement”) with tZERO, Inc., the fintech subsidiary of Overstock.com, Inc. (Nasdaq symbol: OSTK)(“Overstock”) and Speedroute LLC, the routing services subsidiary tZERO, for the advertisement of MSCO’s retail brokerage services, including discounted online trading, on the Overstock FinanceHubTM website.

The Overstock website allows any investor in America who accesses the MSCO portal through FinanceHubTM the opportunity to conduct trades in US equities at discounted prices. Members of Overstock’s Club O Gold loyalty club will be charged $1.99 per trade, while non-Club O Gold members will be charged $2.99 per trade through the platform FinanceHubTM.

Pursuant to the Advertising Agreement, MSCO and Speedroute will share revenue generated from trades by investors who become MSCO customers through FinanceHubTM. New and existing customers utilizing the portal gain access to an array of Siebert retail brokerage products and services.

Through the Advertising Agreement, management believes that MSCO will gain online visibility to millions of Overstock customers for MSOC’s discount trading platform, while benefitting from tZERO’s digital and technological expertise.

MSCO commenced generating new accounts through the Advertising Agreement during the first quarter of 2018 and MSCO expects the Advertising Agreement to produce additional new accounts and business going forward.

Acquisition of Insurance Company

As of March 1, 2018, SFC reached an agreement in principal to acquire all of the issued and outstanding shares of Park Wilshire Companies, Inc. (“Park Wilshire”) from its owners, Messrs. David, Richard and John M. Gebbia. Park Wilshire will be a wholly owned subsidiary of the Company. The proposed acquisition was approved by SFC’s board of directors. In addition, the board’s Audit Committee reviewed the transaction and determined that the Company’s purchase of Park Wilshire was not material and that obtaining valuations under the circumstances where the purchase price equaled the cash on hand in Park Wilshire’s bank account(s) (and there being no liabilities) did not necessitate a valuation, as same was not material.

The proposed purchase price for Park Wilshire is the amount of cash held in Park Wilshire’s bank account which was estimated at approximately $111,000 on February 28, 2018. In addition, the sellers further agreed to indemnify and hold the Company harmless from all liability attendant to the prior business activities of Park Wilshire. David J. Gebbia will continue as the unpaid CEO of Park Wilshire.

Following the purchase of Park Wilshire, SFC intends to operate Park Wilshire as a wholly owned subsidiary and to develop its insurance business activities particularly in fixed annuities. To date there have been no insurance commissions or fees earned.

Cost Improvement Efforts

Steps taken to increase cost efficiencies during 2017 include closing the Company’s offices located at 885 Third Avenue, New York, NY at the end of the lease for that location and relocating most of the functions that were located there to newly leased space at 15 Exchange Place, Suite 615, Jersey City, New Jersey 07302 and moving our principal executive offices to a space located at 120 Wall Street, New York, New York 10005.

Our management is continuing its analysis of various vendor contracts with a view to reducing costs, increasing revenue and building new technological infrastructure to serve its customers as new fintech is introduced to the securities industry.

In connection with such analysis and determination, Richard Gebbia and John M. Gebbia, Gloria E. Gebbia’s sons, have both become registered as general securities principals of MSCO and remain in their executive roles at StockCross. Richard Gebbia is a Director and the CEO and President of StockCross and John M. Gebbia is a Director and the Executive Vice President of StockCross.

New Advisory Platform

The Company’s RIA, AdvisorNXT, has commenced marketing in the first quarter of 2018 of its “Robo” investment advisor platform which utilizes a proprietary trading algorithm licensed from an affiliate, KCA Technologies, LLC (“KCA Technologies”), a wholly-owned subsidiary of KCA.

The Company believes that its Robo investment advisor platform will provide clients with a cost-efficient, competitively priced, easy to use automated wealth management solution intended to maximize portfolio returns based on a client’s specific risk tolerance. The platform utilizes Nobel Prize winning Modern Portfolio Theory techniques to create optimal portfolios for each client. AdvisorNXT will provide web and smartphone based tools to enable clients that have established advisory accounts with AdvisorNXT to monitor and interact with the Robo investment advisor platform’s automated portfolio manager application. The Company believes that its customers will be interested in the Robo investment advisor platform’s advisory and investment services that replace the subjective personal choices of trading with non-subjective algorithmic based and directed trading replacing human bias and subjective determinations with non-emotional calculable precision. In addition, it is intended that clients utilizing the Robo investment advisor platform will also have access to traditional wealth managers to either enhance or replace the Robo investment advisor platform where appropriate.

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

The Robo investment advisor platform is in beta testing. The costs of developing the Robo investment advisor platform to date have been borne by KCA and KCA Technologies and the Company expects that licensing and related fees and expenses will be charged by KCA and KCA Technologies to AdvisorNXT. Although specific licensing and related fees and expenses have not yet been determined, they are expected to be consistent with industry norms.

Business Overview

Muriel Siebert & Co., Inc.

Discount Brokerage and Related Services. MSCO became a discount broker on May 1, 1975 and MSCO has been in business and a member of The New York Stock Exchange, Inc. (the “NYSE”) longer than any other discount broker. In 1998, MSCO began to offer its customers access to their accounts through SiebertNet, its Internet website. MSCO’s focus in its discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including traditional trading through a broker on the telephone, through a wireless device or via the Internet, at commissions that are substantially lower than those of full-commission firms. MSCO clears a part of its securities transactions on a fully disclosed basis through National Financial Services Corp. (“NFS”), a wholly owned subsidiary of Fidelity Investments. MSCO’s contract with NFS expired this past summer. Management intends to negotiate a new contract with NFS and management expects to realize economic benefit if and assuming, of which no assurance can be given, a new contract with NFS is finalized. MSCO also clears a part of its securities transactions on a fully disclosed basis through its affiliate StockCross.

MSCO serves customers who generally make their own equity investment decisions and seeks to assist its customers in their investment decisions by offering a number of value added services, including easy access to account information. MSCO’s representatives are available to assist customers with information via toll-free 800 service Monday through Friday between 7:30 a.m. and 7:30 p.m. Eastern Time. Customers also have 24-hour access to MSCO’s services through wireless devices and over the Internet through SiebertNet.

Independent Retail Execution Services. MSCO, and its clearing firms, StockCross and NFS monitor order flow in an effort to ensure that customers are getting the best possible trade executions. MSCO does not make markets in securities, nor does it take positions against customer orders.

MSCO’s equity orders are routed by NFS and StockCross in a manner intended to afford MSCO’s customers the opportunity for price improvement on all orders. MSCO also offers customers execution services through various market centers for an additional fee, providing customers access to numerous market centers before and after regular market hours.

Customers may also indicate online interest in buying or selling fixed income securities, including municipal bonds, corporate bonds, mortgage-backed securities, government sponsored enterprises, unit investment trusts or certificates of deposit. These transactions are serviced by MSCO’s registered representatives.

Retail Customer Service. Siebert believes that superior customer service enhances its ability to compete with larger discount brokerage firms and therefore provides retail customers with personal service via toll-free access to dedicated customer support personnel for all of its products and services. Customer service personnel are located in each of Siebert’s offices. Siebert has retail offices in Jersey City, New Jersey, Boca Raton, Florida, Beverly Hills, Calabasas and Seal Beach, California, Dallas and Houston, Texas, Horsham, Pennsylvania, and New York, New York. Siebert uses a proprietary Customer Relationship Management System that enables representatives, no matter where located, to view a customer’s service requests and the response thereto. Siebert’s telephone system permits the automatic routing of calls to the next available qualified agent having the appropriate skill set.

Retirement Accounts. Siebert offers customers a variety of self-directed retirement accounts for which it acts as agent on all transactions. Custodial services are provided through an affiliate of NFS and StockCross, the firm’s clearing agents, who also serve as trustees for such accounts. Each IRA, SEP IRA, ROTH IRA, 401(k) and KEOGH account can be invested in mutual funds, stocks, bonds and other investments in a consolidated account.

Customer Financing. Customer margin accounts are carried through NFS and StockCross who lend customers a portion of the market value of certain securities held in the customer’s account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin, short sale or any other transaction, Siebert assumes the risk of its customers’ failure to meet their obligations in the event of adverse changes in the market value of the securities positions. Siebert, NFS and StockCross reserve the right to set margin requirements higher than those established by the Federal Reserve Board.

MSCO has established policies with respect to maximum purchase commitments for new customers or customers with inadequate collateral to support a requested purchase. Managers have some flexibility in the allowance of certain transactions. When transactions occur outside normal guidelines, Siebert monitors accounts closely until their payment obligations are completed; if the customer does not meet the commitment, Siebert takes steps to close out the position and minimize any loss. In the last five years, Siebert has not had any significant losses as a result of customers failing to meet commitments.

Information and Communications Systems. MSCO relies heavily on the data technology platform provided by its clearing agents, NFS and StockCross. These platforms offer interfaces to NFS’ and StockCross’ service provider’s main frame computing system where all customer account records are kept and is accessible through Siebert’s data technology platform. Siebert’s systems also utilize browser based access and other types of data communications. Siebert’s representatives use NFS systems, by way of Siebert’s data technology platform, to perform daily operational functions which include trade entry, trade reporting, clearing related activities, risk management and account maintenance.

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

To ensure reliability and to conform to regulatory requirements related to business continuity, Siebert maintains backup systems and backup data. However, in the event of a wide-spread disruption, such as a massive natural disaster, Siebert’s ability to satisfy the obligations to customers and other securities firms could be significantly hampered or completely disrupted. For more information regarding MSCO’s Business Continuity Plan, please review the Business Continuity Statement on our website at www.siebertnet.com or write to us at Muriel Siebert & Co., Inc., Compliance Department, 15 Exchange Place, Jersey City, NJ 07302.

Website. The MSCO website has design, navigation, and functionality features such as:

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

MSCO receives order flow payments from market participants in conformity with industry practices, providing best execution for its customers.

Advertising, Marketing and Promotion

Siebert develops and maintains its retail customer base through its reputation and social media. Additionally, a significant number of the firm’s new accounts are developed directly from referrals by satisfied customers. The Company expects that the exclusive advertising relationship with Overstock will result in a material number of new accounts.

Competition

MSCO encounters significant competition from full-comission, online and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations, many of which are significantly larger and better capitalized than Siebert. Although there has been consolidation in the industry in both the online and traditional brokerage business during recent years, Siebert believes that additional competitors such as banks, insurance companies, providers of online financial and information services and others will continue to be attracted to the online brokerage industry. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than Siebert. Some of these firms are offering their services over the Internet and have devoted more resources to and have more elaborate websites than Siebert. Siebert competes with a wide variety of vendors of financial services for the same customers. Siebert believes that its main competitive advantages are high quality customer service, responsiveness, cost and products offered, the breadth of product line and excellent executions.

Regulation

The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The Securities and Exchange Commission (“SEC”) is the Federal agency charged with administration of the Federal securities laws. MSCO is registered as a broker-dealer with the SEC, and is a member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA and national securities exchanges such as the NYSE, which is MSCO’s primary regulator with respect to financial and operational compliance. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. MSCO is registered as a broker-dealer in 50 states, and the District of Columbia.

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

As a registered broker-dealer and FINRA member organization, MSCO is required by Federal law to belong to the Securities Investor Protection Corporation (“SIPC”) which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $250,000 on claims for cash balances. SIPC is principally funded through assessments on registered broker-dealers. In addition, MSCO’s clearing firm NFS, has purchased from private insurers additional account protection in the amount of $1 billion dollars in the event of liquidation up to the net asset value, as defined, of each account. MSCO’s other clearing firm, StockCross, maintains $50 million dollars additional account protection above SIPC coverage. Equities, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

MSCO is also authorized by the Municipal Securities Rulemaking Board (the “MSRB”) to effect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.

Margin lending arranged by MSCO through third parties is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the Chicago Board Options Exchange govern the amount of margin customers must provide and maintain in writing uncovered options.

AdvisorNXT Group is registered with the SEC as an investment adviser pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act, together with the SEC’s regulations and interpretations thereunder, is a highly prescriptive regulatory statute. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an adviser’s registration and, in the case of willful violations, can refer a matter to the Unites States Department of Justice for criminal prosecution.

Under the Advisers Act, an investment adviser (whether or not registered under the Advisers Act) owes fiduciary duties to its clients. These duties impose standards, requirements and limitations on, among other things, trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of “soft dollars,” a practice that involves using client brokerage commissions to purchase research or other services that help managers make investment decisions; execution of transactions; and recommendations to clients.

As a RIA, AdvisorNXT is subject to additional requirements that cover, among other things, disclosure of information about its business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees AdvisorNXT may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has legal authority to inspect any investment adviser and typically inspects a registered adviser periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws and regulations, (ii) disclosures made to clients and (iii) adequate systems, policies and procedures reasonably designed to prevent and detect violations.

Under the Advisers Act, AdvisorNXT’s investment management agreements may not be assigned without the client’s consent. The term “assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in AdvisorNXT.

Section 28(e) of the Exchange Act provides a “safe harbor” to investment managers who use commission dollars generated by their advised accounts to obtain investment research and brokerage services that provide lawful and appropriate assistance to the manager in the performance of investment decision-making responsibilities. AdvisorNXT, as a matter of policy, does not use “soft dollars” and so it has no incentive to select or recommend a broker or dealer based on any interest in receiving research or related services. Rather, AdvisorNXT when not using its affiliates, selects brokers based on its clients’ interests in receiving best execution.

Net Capital Requirements

As a registered broker-dealer MSCO is subject to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1), “best execution” requirements for client trades under SEC guidelines and FINRA rules and segregation of fully paid client funds and securities under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA.

Net capital rules are designed to protect clients, counterparties and creditors by requiring a broker-dealer to have sufficient liquid resources available to satisfy its financial obligations. Net capital is a measure of a broker-dealers readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Under the Uniform Net Capital Rule, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount below required levels. Failure to maintain the required regulatory net capital may subject a firm to suspension or expulsion by the NYSE and FINRA, certain punitive actions by the SEC and other regulatory bodies which ultimately could require a firm’s liquidation.

Under applicable regulations, MSCO is required to maintain regulatory net capital of at least $250,000. At December 31, 2017 MSCO had net capital of $4,439,000. At December 31, 2016 MSCO had net capital of $1,100,000. During the last quarter of 2016 the Company paid cash dividends of approximately $4.5 million to its shareholders. The source of the dividend payment was MSCO. The Company paid no dividends in 2017. MSCO claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

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

Cybersecurity

Cybersecurity presents significant challenges to the business community in general, as well as to the financial services industry. Increasingly, bad actors, both domestically and internationally, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals’ and companies’ files and equipment connected to the Internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities sometimes through instructions seemingly from authorized parties but in fact from parties intent on attempting to steal and in other instances through bypassing normal safeguards and disrupting or stealing significant amounts of information and then either releasing it to the internet in general or holding it for ransom. Regulators are increasingly requiring companies to provide increased levels of sophisticated defenses. The Company maintains vigilance and ongoing planning and systems to prevent any such attack from disrupting its services to clients as well as to prevent any loss of data concerning its clients, their financial affairs, as well as Company privileged information. The Company has contracted vendors to oversee detection and defense from such attacks. See “Risk Factors – The Company may be exposed to damage to its business or its reputation by cybersecurity breaches” in Item 1A.

Employees

As of March 2018, we had approximately 80 employees, one of whom was a corporate officer. None of our employees are represented by a union, and we believe that relations with our employees are good.

Historical Developments

Former Capital Markets Division

Prior to November 2014, we operated a division referred to as Siebert Capital Markets Group (“SCM”), through which the Company acted as a co-manager, underwriting syndicate member, or selling group member on a wide spectrum of securities offerings for corporations and Federal agencies and we held a 49% membership interest in Siebert Brandford Shank & Co., LLC (“SBS”). The principal activities of SBS were municipal investment banking.

On November 9, 2015, the Company sold its 49% membership investment in SBSF back to SBSF for $8,000,000 of which $4,000,000 was paid in cash and the balance of which was paid in the form of a secured junior subordinated promissory note of $4,000,000 (the “SBSF Junior Note”). The sale of the investment in SBSF, which was accounted for by the equity method, represented a strategic shift for the Company based on its significance to the Company’s financial condition and results of operations and the major effect it had on the Company’s operations and financial results and, accordingly, the Company’s share of operating results of the investment were reflected as discontinued operations in the 2015 statement of operations. The investment was sold for approximately $448,000 less than the carrying value of the investment at November 9, 2015, after adjusting the carrying value of the investment for the Company’s equity in SBSF’s results of operations through such date.

The Company no longer has a relationship with its former affiliate, Siebert Cisneros Shank Financial, LLC.

Change in Control

In December 2016, pursuant to the terms of an acquisition agreement, dated September 1, 2016 (the “Acquisition Agreement”), by and among the Company, Kennedy Cabot Acquisition, LLC (“KCA”), a Nevada limited liability company and the Estate of Muriel F. Siebert (the “Majority Shareholder”), KCA acquired 677,283 shares of Common Stock in a cash tender offer (the “Tender Offer Shares”) and 19,310,000 shares of Common Stock owned by the Majority Shareholder (the “Majority Shares”). As a result of the acquisition of the Tender Offer Shares and Majority Shares, effective December 16, 2016, KCA became the owner of 19,987,283 shares of Common Stock representing approximately 90% of the Company’s outstanding Common Stock.

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

Item1A.	RISK FACTORS

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

Lower price levels of securities may result in (i) reduced volumes of securities, options and futures transactions, with a consequent reduction in our commission revenues, and (ii) losses from declines in the market value of securities we hold in investment. In periods of low volume, our levels of profitability are further adversely affected because certain of our expenses remain relatively fixed. Sudden sharp declines in market values of securities and the failure of issuers and counterparties to perform their obligations can result in illiquid markets which, in turn, may result in our having difficulty selling securities. Such negative market conditions, if prolonged, may lower our revenues. A reduction in our revenues could have a material adverse effect on our business, results of operations and financial condition.

There is intense competition in the brokerage industry.

We encounter significant competition from full-commission, online and other discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations many of which are significantly larger and better capitalized than we are. Over the past several years, price wars and lower commission rates in the discount brokerage business in general have strengthened our competitors. We believe that such changes in the industry will continue to strengthen existing competitors and attract additional competitors such as banks, insurance companies, providers of online financial and information services, and others. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than we do. We compete with a wide variety of vendors of financial services for the same customers. We may not be able to compete effectively with current or future competitors.

Some competitors in the discount brokerage business offer services which we may not. In addition, some competitors have continued to offer flat rate execution fees that are lower than some of our published rates. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow. Continued or increased competition from ultra-low cost, flat fee brokers and broader service offerings from other discount brokers could limit our growth or lead to a decline in our customer base which would adversely affect our business, results of operations and financial condition.

Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors. As the breadth and complexity of this infrastructure continues to grow, the potential risk of security breaches and cyber-attacks increases. As a financial services company, we are continuously subject to cyber-attacks by third parties. Any such security breach could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. The secure transmission of confidential information over public networks is also a critical element of our operations.

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by third parties who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

The Company may be exposed to damage to its business or its reputation by cybersecurity breaches.

As the world becomes more interconnected through the use of the Internet and users rely more extensively on the Internet and the cloud for the transmission and storage of data, such information becomes more susceptible to incursion by hackers and other parties intent on stealing or destroying data on which the Company or customers of MSCO and AdvisorNXT rely. We face an evolving landscape of cybersecurity threats in which hackers use a complex array of means to perpetrate cyber-attacks, including the use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks, and distributed denial-of-service attacks, among other means. These cybersecurity incidents have increased in number and severity and it is expected that these trends will continue. Should the Company be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

•          remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack;

•          increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants;

•          lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;

•          litigation and legal risks, including regulatory actions by state and federal regulators; and

•          loss of reputation.

Increasingly, intruders attempt to steal significant amounts of data, including personally identifiable data and either hold such data for ransom or release it onto the internet, exposing our clients to financial or other harm and thereby significantly increasing the liability of the Company in such cases. Our regulators have introduced programs to review our protections against such incidents which, if they determined that our systems do not reasonably protect our clients assets and their data, could result in enforcement activity and sanctions.

The Company has and continues to introduce systems and software to prevent any such incidents and reviews and increases its defenses to such issues through the use of various services, programs and outside vendors. The Company also reviews and revises its cybersecurity policy to ensure that it remains up to date. In the event that the Company experiences a material cybersecurity incident or identifies a material cybersecurity threat, the Company will make all reasonable efforts to properly disclose it in a timely fashion. It is impossible, however, for the Company to know when or if such incidents may arise or the business impact of any such incident.

As a result of such risks, the Company has and is likely to incur significant costs in preparing its infrastructure and maintaining it to resist any such attacks.

Our advisory services subject us to additional risks.

We have provided investment advisory services to investors in the past. Through our registered RIA, AdvisorNXT, we will offer Robo advisory and investment services. The risks associated with these investment advisory activities include those arising from possible conflicts of interest, unsuitable investment recommendations, inadequate due diligence, inadequate disclosure and fraud. Realization of these risks could lead to liability for client losses, regulatory fines, civil penalties and harm to our reputation and business.

We are subject to extensive government regulation.

Our business is subject to extensive regulation in the United States, at both the Federal and state level. We are also subject to regulation by self–regulatory organizations and other regulatory bodies in the United States, such as the SEC, the NYSE, FINRA and the MSRB. MSCO is registered as a broker-dealer in 50 states and the District of Columbia. The regulations to which MSCO is subject as a broker-dealer cover all aspects of the securities business including: training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees.

AdvisorNXT is registered as an investment adviser with the SEC under the Advisers Act and its business is highly regulated. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. Moreover, the Advisers Act grants broad administrative powers to regulatory agencies such as the SEC to regulate investment advisory businesses. If the SEC or other government agencies believe that AdvisorNXT has failed to comply with applicable laws or regulations, these agencies have the power to impose fines, suspensions of a registrant and individual employees or other sanctions, which could include revocation of AdvisorNXT’s registration under the Advisers Act. AdvisorNXT is also subject to the provisions and regulations of ERISA to the extent that AdvisorNXT acts as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Additionally, like other investment advisors, AdvisorNXT also faces the risks of lawsuits by clients. The outcome of regulatory proceedings and lawsuits is uncertain and difficult to predict. An adverse resolution of any regulatory proceeding or lawsuit against AdvisorNXT could result in substantial costs or reputational harm to AdvisorNXT and, therefore, could have an adverse effect on the ability of AdvisorNXT to retain key investment advisors, and wealth managers, and to retain existing clients or attract new clients, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Most of our trade orders are received and processed electronically. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While we have never experienced a significant failure of our trading systems, heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or the systems of third parties involved in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties, and third party software), even for a short time, could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from these customers for losses. There can be no assurance that our network structure will operate appropriately in the event of a subsystem, component or software failure. In addition, we cannot assure you that we will be able to prevent an extended systems failure in the event of a power or telecommunications failure, an earthquake, terrorist attack, fire or any act of God. Any systems failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

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

Developing our electronic services, our implementation and utilization of AdvisorNXT’s Robo investment advisor platform and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platform, information databases and network infrastructure to client requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our clients may forego the use of our products and use those of our competitors.

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

We may be unable to realize the anticipated benefits of our cost cutting efforts or it may take longer than anticipated for us to realize any benefits from increased cost efficiencies or economies of scale, if at all.

Our realization of the benefits anticipated as a result of cost cutting efforts and other business efforts and changes will depend in part on the ability of our management team, to implement the Company’s business plan (See Recent Developments). We cannot assure shareholders that there will not be substantial costs associated with these activities, the Company’s new products or other negative consequences as a result of these changes. These effects, including, but not limited to, incurring unexpected costs or delays in connection with implantation of a modified business model, or the failure of our business to perform as expected, could harm our results of operations.

Our principal shareholder has the ability to control key decisions submitted to a vote of our shareholders.

Gloria E. Gebbia, who is a director of the Company, and the managing member of KCA, has along with other family members the power to elect the entire Board of Directors and, except as otherwise provided by law or our Certificate of Incorporation or by-laws, to approve any action requiring shareholder approval without a shareholders meeting.

There may be no public market for our common stock.

Only 2,142,406 shares of common stock, or approximately 8% of our shares of Common Stock outstanding, are currently held by the public. Although our Common Stock is traded in The NASDAQ Capital Market, there can be no assurance that an active public market will continue.

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

Siebert currently maintains 10 retail discount brokerage offices. Customers can visit these offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of Siebert’s activities are conducted on the Internet or by telephone and mail.

Siebert operates its business out of the following leased offices:

Location	Approximate Office Area in Square Feet	Expiration Date* of Current Lease
Corporate Headquarters / Retail Office
120 Wall Street
New York, NY 10005	250	9/2018

Retail Offices
15 Exchange Place, Suite 615
Jersey City, NJ 07302	5,000	9/2018

4400 North Federal Highway, Suite 122
Boca Raton, FL 33431	1,600	7/2020

3020 Old Ranch Pkwy
Seal Beach, CA 90740	250	12/2018

24005 Ventura Blvd.
Calabasas, CA 91302	3,200	1/2019

9464 Wilshire Blvd.
Beverly Hills, CA 90212	4,000	Month to Month

190 North Canon Drive
Beverly Hills, CA 90210	900	7/2019

4925 Greenville Ave., Suite 200
Dallas, TX 75206	250	5/2018

601 Dredher Road
Horsham, PA 19044	2,000	7/2021

1900 St. James Place, Suite 120
Houston, TX 77056	3,200	12/2021

*There are no renewal terms for any of the leases.

Item 3.	LEGAL PROCEEDINGS

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

Our common stock traded on the NASDAQ Global Market until June 29, 2011 when our common stock started trading on the NASDAQ Capital Market, under the symbol “SIEB”. The high and low sales prices of our common stock reported by NASDAQ during the following calendar quarters were:

	High	Low
First Quarter – 2016	$1.40	$1.15

Second Quarter – 2016	$1.34	$1.17

Third Quarter – 2016	$2.20	$1.00

Fourth Quarter – 2016	$3.25	$1.19

First Quarter - 2017	$3.77	$2.16

Second Quarter - 2017	$4.70	$3.27

Third Quarter - 2017	$4.29	$3.60

Fourth Quarter - 2017	$21.61	$3.60

On March 31, 2018, the closing price of our common stock on the NASDAQ Capital Market was $8.43 per share.

On March 15, 2018 there were 90 holders of record of our common stock and approximately 2,150 beneficial owners of our common stock.

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

Our Performance

The graph below compares our performance from December 31, 2012 through December 31, 2017 against the performance of the NASDAQ Composite Index and a peer group. The peer group consists of Ameritrade Holding Corporation, E*Trade Financial Corporation and the Charles Schwab Corporation.

	Cumulative Total Return
	2012	2013	2014	2015	2016	2017
Siebert Financial Corp.	100.00	96.41	131.74	77.25	206.99	937.73
Nasdaq Composite	100.00	139.83	160.08	171.08	184.07	237.57
Peer Group	100.00	187.99	222.30	239.90	293.86	379.85

Item 6.	SELECTED FINANCIAL DATA

(In thousands except share and per share data)

The Following Selected Financial Information Should Be Read In Conjunction with Our Consolidated
Financial Statements and the Related Notes Thereto.

	2017	2016	2015	2014	2013
Income statement data:
Total Revenues	$13,110	$9,812	$10,096	$15,815	$16,401
Net income/(loss)	$2,157	$(5,578)	$(2,869)	$(6,557)	$(5,912)

Net income/(loss) per share of common stock
Basic	$.10	$(.25)	$(0.13)	$(0.30)	$(0.27)
Diluted	$.10	$(.25)	$(0.13)	$(0.30)	$(0.27)

Weighted average shares outstanding (basic)	22,507,798	22,085,126	22,085,126	22,085,126	22,087,324

Weighted average shares outstanding (diluted)	22,507,798	22,085,126	22,085,126	22,085,126	22,087,324

Statement of financial condition data (at year end):

Total assets	$6,025	$3,816	$17,785	$20,728	$27,970
Total liabilities excluding subordinated borrowings	$813	$1,563	$2,102	$2,176	$2,861
Stockholders’ equity	$5,212	$2,253	$15,683	$18,552	$25,109
Cash dividends declared on common shares	$0	$.20	$0	$0	$0
20

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Annual Report.

The following table sets forth certain metrics as of December 31, 2017 and 2016, which we use in evaluating our business.

	For the Twelve Months ended December 31,
Retail Customer Activity:	2017	2016

Total retail trades:	221,282	229,720
Average commission per retail trade:	$19.87	$20.27

	As of December 31,
	2017	2016
Retail customer balances:
Retail customer net worth (in billions):	$11.5	$7.0
Retail customer money market fund value (in billions):	$0.8	$1.0
Retail customer margin debit balances (in millions):	$333.0	$214.0
Retail customer credit balances (in millions):	$505.0	$72.0
Retail customer accounts with positions:	43,540	28,430

Description:

•	Total retail trades represents retail trades that generate commissions.
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.
•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts.

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

The Company’s AdvisorNXT subsidiary offers to its clients the Company’s Robo investment advisor platform which utilizes a proprietary trading algorithm licensed from an affiliate, KCA Technologies, a wholly-owned subsidiary of KCA. The Company, consistent with industry developments, intends to offer access to this technology to its customers through AdvisorNXT. Investment Advisor representatives will assist each client in reviewing information about the programs, completing a client questionnaire to determine the client’s risk tolerance, financial situation and investment objectives and selecting an investment strategy. During 2017, the revenues of the AdvisorNXT’s operations were immaterial to the Company’s revenues.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues. Total revenues for 2017 were $13,110,000, an increase of $3,298,000, or 33.6% from the prior year, primarily due to including revenue of approximately $1.6 million arising out of the assets purchased from StockCross and other interest bearing earnings.

Commission and fee income increased $3,139,000 or 37.8% from the prior year, to $11,433,000 primarily due to the StockCross asset acquisition and an increase in fees from our money management activity and market rate increases.

Trading gains increased $718,000, or 78.0% to $1,639,000 from the prior year, primarily due to the StockCross asset acquisition.

Income from interest and dividends decreased $532,000, or 96.6%, to $19,000 from the prior year due to the distribution of interest bearing assets at the end of 2016.

Expenses. Total expenses for 2017 were $10.8 million, a decrease of $4.6 million or 29.9% from the prior year, primarily due to non-recurring expenses of $2,205,000 associated with the change of control of the Company in December 2016 and modified cost structure.

Employee compensation and benefit costs increased $192,000, or 3.9%, from the prior year to $5.1 million, primarily due to an increase in the number of employees resulting from the StockCross asset acquisition.

Clearing fees increased $165,000, or 19.1%, from the prior year to $1,031,000, primarily due to expense associated with the StockCross asset acquisition.

Professional fees decreased $1,323,000, or 38.3% from the prior year to $2.1 million, primarily due to fees associated with the change of control of the Company and additional one-time non-recurring professional fees.

Communications expense decreased $204,000, or 44.2% from the prior year to $258,000, primarily due to a reduction in expenses associated with quote usage.

Occupancy costs decreased $309,000, or 41.4% to $437,000 from the prior year, due to the relocation of our offices.

Other general and administrative expenses increased $76,000 or 4.5% to $1,762,000 from the prior year, due to the StockCross asset acquisition.

Liquidity and Capital Resources

Our working capital is invested in cash and money market funds. Our total assets at December 31, 2017 were $6.0 million, of which we regarded $3.8 million, or 62.0%, as highly liquid.

MSCO is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At December 31, 2017, MSCO’s regulatory net capital was $4.4 million, which was $4,189,000 in excess of its minimum capital requirement of $250,000.

Contractual Obligations

Below is a table that presents our obligations and commitments at December 31, 2017:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Five Years
Operating lease obligations	$975,000	$476,000	$374,000	$125,000	$0
23

Off-Balance Sheet Arrangements

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2017.

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

Retail customer transactions are cleared through our clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge Siebert for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. Siebert regularly monitors the activity in its customer accounts for compliance with its margin requirements. Siebert is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2017.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements and supplementary data required pursuant to this item beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) of Securities Exchange of 1934, as amended.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on its evaluation, our management, including our Executive Vice President/Chief Financial Officer, concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were ineffective, based on the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud.

In connection with its audits of our consolidated financial statements as of, and for the year ended, December 31, 2017, we have determined and identified material weaknesses in our internal control over financial reporting relating to (i) our lack of sufficient qualified financial reporting and accounting personnel with an appropriate level of expertise to properly address complex accounting issues under generally accepted accounting principles (GAAP) and to prepare and review our consolidated financial statements and related disclosures to fulfill GAAP and SEC financial reporting requirements; and (ii) failure to utilize a disclosure checklist to ensure that all relevant and required GAAP disclosures are properly included in the financial statements. We also identified internal control deficiencies during the audit. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Internal control deficiencies are of a lesser magnitude then significant deficiencies and material weaknesses.

To evaluate the effectiveness of our internal control over financial reporting, we use the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, our management, including our Executive Vice President and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2017 because of the material weaknesses in our internal control over financial reporting described above.

Remediation Efforts

Our management is in the process of developing a remediation plan under the supervision of the Audit Committee of the board of directors. At a minimum, the remediation plan will include the following, remedial measures to improve the effectiveness of our controls: (i) obtaining of senior accounting and finance resources with experience in public company accounting and financial reporting; (ii) if appropriate, the engagement of outside consulting firms; (iii) developing disclosure checklists; and (iv) hiring of additional accounting and financial professionals as required. We intend to add personnel and take other remedial steps, and management expects to remedy the identified material weakness by no later than the second quarter of 2018.

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

Gloria E. Gebbia
Age 75
Director

Gloria Gebbia is the manager and owner of the majority issued and outstanding voting member interests of Kennedy Cabot Acquisition, LLC. Ms. Gebbia is an owner and a director of StockCross Financial Services, Inc., a global financial services company (“StockCross”). Additionally, Ms. Gebbia also serves as the President of Associates for Breast and Prostate Cancer Research, a non-profit organization that raises funds for the John Wayne Cancer Institute, which has under Ms. Gebbia’s leadership raised over $15 million for breast and prostate cancer research.

Charles A. Zabatta
Age 75
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

Francis Cuttita
Age 49
Director

Francis V. Cuttita is a Senior Partner of Cuttita, LLP, a New York based law firm. Mr. Cuttita has over 24 years of practicing law, and in the areas of real estate and business transactions, media, sports and entertainment. Mr. Cuttita’s list of clients include Fortune 100 corporations, CEOs, hedge fund managers, legendary professional athletes, entertainment icons and Grammy award winning musicians. Mr. Cuttita also serves as an advisor to several national financial, insurance and sports businesses and is an active supporter and member of various nonprofit organizations. Mr. Cuttita graduated from Swarthmore College and received his law degree from Fordham University School of Law.

Andrew H. Reich
Age 62

Andrew H. Reich held various executive positions in StockCross from 2002 and was StockCross’ Chairman from 2015 to December 16, 2016. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company, has previously served as the CFO of Gebbia Holding Co., a holding company for Ms. Gebbia’s family since 2013 and as CFO of Park Wilshire Insurance Company, owned by Gloria Gebbia’s children, acquired by the Company for its cash value in March 2018. Mr. Reich has more than 20 years of experience in the financial industry, including more than fourteen years in various senior management roles at StockCross. Mr. Reich holds an MBA from the University of Southern California and a BBA from the Bernard Baruch College.

Jerry Schneider, CPA
Age 73

Mr. Schneider, is a certified public accountant and has over 40 years of relevant accounting experience. Mr. Schneider is licensed to practice public accounting in New York and Florida and is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Florida Society of Certified Public Accountants. Mr. Schneider was the Managing Partner of Schneider & Associates LLP, a CPA firm with approximately 20 professional staff and was the driving force in that firm’s growth and development until it merged with Marks Paneth LLP in 2008. From January 2011 to December 1, 2017, Mr. Schneider was a Partner Emeritus and Senior Consultant at Marks Paneth LLP. Mr Schneider is also a member of the board of directors of Promethium, Inc., a development stage blockchain based digital security platform. Mr. Schneider’s practice was concentrated in the areas of business planning, high net worth individuals, manufacturing, retailing, securities broker-dealers, the hospitality industry and private educational institutions.

Identification of Executive Officers

Name	Age	Position

Andrew H. Reich	62

Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

Mr. Reich has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company and Chief Executive Officer of MSCO since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross Financial Services, Inc., a global financial services company (“StockCross”) since 2002 and from 2015 until his resignation effective as of the Closing Date, he served as the Chairman of StockCross. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company, has previously served as the CFO of Gebbia Holding Co., a holding company for Gloria E. Gebbia’s family since 2013 and as CFO of Park Wilshire Insurance Company since 2010. Mr. Reich has more than 20 years of experience in the financial industry, including more than fourteen years as senior management of StockCross. Mr. Reich holds a MBA from the University of Southern California and a BBA from the Bernard Baruch College.

Corporate Governance

Board Meetings

The Board of Directors held five (5) regular meetings and two (2) special meetings during 2017. Each incumbent director attended at least 75% of his or her Board of Directors meetings and all of his or her committee meetings.

Controlled Company

We are a “Controlled Company” as defined in Rule 5615(c)(1) of The Nasdaq Stock Market because Gloria Gebbia and her family members hold more than 50% of our voting power for the election of directors. As a “Controlled Company” we are not required to have a majority of our Board of Directors comprised of independent directors, a compensation committee comprised solely of independent directors or a nominating committee comprised solely of independent directors.

Audit Committee of the Board of Directors

The Audit Committee of our Board of Directors currently consists of Mr. Schneider, Chairman, Mr. Zabatta and Mr. Cuttita. The Board of Directors has determined that Mr. Schneider, Mr. Zabatta and Mr. Cuttita is each an “independent director” within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market and within the meaning of the applicable rules and regulations of the SEC.

The Audit Committee held six (6) meetings during 2017.

The Board of Directors has determined that Mr. Schneider qualifies as an “audit committee financial expert” under the applicable rules of the SEC.

The Audit Committee was established to (i) assist the Board of Directors in its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements and our auditor’s qualifications and independence, (ii) prepare the report of the Audit Committee contained herein, (iii) retain, consider the continued retention and terminate our independent auditors, (iv) approve audit and non-audit services performed by our independent auditors and (v) perform any other functions from time to time delegated by the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, which is available on the website of Muriel Siebert & Co., Inc. at https://www.siebertnet.com/company/governance.

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers and directors. The Compensation Committee will administer a stock option and other employee benefit plans if and when adopted. The Compensation Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with The NASDAQ Stock Market’s independence requirements. The Compensation Committee held no meetings during 2017.

The Compensation Committee will evaluate the performance of our executive officers in terms of our operating results and financial performance and will determine their compensation in connection therewith.

In accordance with general practice in the securities industry, our executive compensation includes base salaries, an annual discretionary cash bonus, and stock options and other equity incentives that are intended to align the financial interests of our executives with the returns to our shareholders. There were no material increases in compensation to our sole executive officer in 2017.

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

Nominating Committee of the Board of Directors

The Nominating Committee of the Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Nominating Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with The NASDAQ Stock Market’s independence requirements. The Nominating Committee did not meet in 2017.

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

Pursuant to the terms of the Acquisition Agreement, we obtained a director’s and officer’s liability policy for the Prior Board of Directors in the aggregate amount of $15 million, which was charged as an expense prior to new management acquiring control.

Annual Shareholders Meeting Attendance Policy

It is the policy of our Board of Directors that all of our directors are strongly encouraged to attend each annual shareholders meeting. All of our directors attended the 2017 annual meeting of shareholders.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers applicable to our chief executive officer, chief financial officer, treasurer, controller, principal accounting officer, and any of our other employees performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is available on our website https://www.siebertnet.com/company/governance.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These executive officers, directors and shareholders are required by the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Other than Form 3’s and Form 4’s filed by the members of the Board of Directors and executive officer, no forms were filed and greater than 10% holders under Section 16(a) or were furnished to us during fiscal 2016. Based solely upon this review, we believe that during fiscal 2017 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

Advisers to the Company

Special Adviser to the Board of Directors

In February 2017, the Board of Directors appointed John J. Gebbia as a Special Advisor to the Board of Directors. John J. Gebbia commenced his employment in the brokerage industry in 1959. In 1962, Mr. Gebbia became an executive vice president of Walston & Company. After becoming CEO of Jesup & Lamont, an institutional brokerage firm, Mr. Gebbia purchased the company in 1983. Thereafter, Mr. Gebbia owned and/or controlled various brokerage firms including Kennedy Cabot & Co., which was sold in 1997 to Toronto Dominion Bank for $160,000,000. Mr. Gebbia controls various companies in the insurance, sports management & home building industries.

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

David J. Gebbia has been in the brokerage industry since 1993. Mr. Gebbia is currently the CEO of the Company’s RIA subsidiary AdvisorNXT and CEO of the Company’s recently acquired insurance company, Park Wilshire Companies, Inc.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, during the years ended December 31, 2017 and 2016, the annual compensation paid to or earned by our current Executive Vice President, Chief Operating Officer and Chief Financial Officer (the “Named Executive Officer”) and our former executive officer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andrew H. Reich(2)	2017	$208,462	$25,000	—	—	—	—	—	$233,462
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2016	—	—	—	—	—	—	—	—

Joseph M. Ramos, Jr.(3)	2017	—	—	—	—	—	—	—	—
	2016	$378,000	$100,000	—	—	—	—	—	$478,000
(1)	Represents the dollar amount recognized for financial statement reporting in accordance with ASC Topic 718.
(2)	Mr. Reich was named to the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer effective December 16, 2016.
(3)	Mr. Ramos resigned as Executive Vice President, Chief Operating Officer and Chief Financial Officer, effective December 16, 2016.

Grants of Plan-Based Awards

No options were granted to purchase our common stock or other equity awards under our 2007 Long-Term Incentive Plan to any of our Named Executive Officers in 2017. This plan has been terminated.

Outstanding Equity Awards at December 31, 2017

As of December 31, 2017, the Company had no outstanding equity awards.

Termination of Employment and Change-in-Control Arrangements

Employment Agreements.

We are not a party to an employment agreement with any Named Executive Officer. All of our Named Executive Officers are employees at will.

Option Agreements.

As of December 31, 2017, we had no option agreements with our Named Executive Officers.

Compensation of Directors

In December 2017, the annual fee payable to all directors for service on our Board of Directors was set at $75,000, members of the Audit Committee will receive up to an additional $50,000. Mrs. Gebbia and Mr. Reich will not be compensated as Board Members in 2018. Director’s fees and expenses are paid periodically.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of the Company’s directors during the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gloria E. Gebbia	25,000	—	—	—	—	—	25,000
Andrew H. Reich	25,000	—	—	—	—	—	25,000
Francis V. Cuttita	25,000	—	—	—	—	100,000	125,000
Charles Zabatta	25,000	—	—	—	—	80,000	105,000
Jerry M. Schneider	40,000	—	—	—	—	—	40,000

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2017. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the Public Company Accounting Oversight Board (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board (United States) regarding “Communication with Audit Committees concerning Independence.”

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ended December 31, 2017 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Audit Committee,
Jerry M. Schneider, CPA, Chairman
Charles Zabatta
Francis V. Cuttita

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our common stock as of March 31, 2018. The information includes beneficial ownership by each of our directors and the named executive officers, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our common stock. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage of ownership is based on 27,157,188 shares of common stock outstanding on March 31, 2018.

Name and Address of Beneficial Owner(1)	Shares of Common Stock		Percent of Class
Named Executive Officers and Directors
Gloria E. Gebbia	17,414,577	(2)	64.1%
Andrew H. Reich	589,232		2.2%
Francis V. Cuttita	160,000		*
Charles Zabatta	266,449		1.0%
Jerry M. Schneider	1,500		*
Directors and named executive officers as a group (5 persons)	18,431,758	(2)	67.9%

Other 5% Shareholders
Richard S. Gebbia	2,608,319		9.6%
c/o StockCross Financial Services, Inc. 9464 Wilshire Blvd. Beverly Hills, CA 90212

John M. Gebbia	1,804,519		6.6%
c/o StockCross Financial Services, Inc. 9464 Wilshire Blvd. Beverly Hills, CA 90212

Kennedy Cabot Acquisition, LLC	3,827,283		46.2%
24005 Ventura Blvd
Suite 200
Calabasas CA 91302

t0.com, Inc.(3)	1,377,295		5.1%
29 Broadway, 30th Floor
New York, NY 10006

*	Less than 1%
(1)	Unless otherwise indicated, the business address each individual is c/o Siebert Financial Corp., 120 Wall Street, New York, NY 10005.
(2)	Includes 3,827,283 shares of our Common Stock owned by Kennedy Cabot Acquisition, LLC, 2,608,319 shares owned by Richard S. Gebbia and 1,804,519 shares owned by John M. Gebbia, Gloria E. Gebbia’s sons, and 1,466,656 shares of our Common Stock owned by owned by a family trust and certain other members of Gloria E. Gebbia’s family.
(3)	The information shown in the table above and disclosed in this footnote was obtained from the Schedule 13G filed with the SEC by Overstock.com, Inc., Medici Ventures, Inc., t0.com, Inc., Patrick M. Byrne, High Plains Investments, LLC and Haverford Valley, L.C. on February 26, 2018, which reported that each such reporting person has shared voting and dispositive power with respect to such shares.
33

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Baker Tilly Virchow Krause, LLP (“Baker Tilly”) currently serves as our independent registered public accounting firm.

Audit Fees

Our Audit Committee has determined that the services described below that were rendered by Baker Tilly are compatible with the maintenance of Baker Tilly’s independence from our management.

Audit Fees

The aggregate fees billed by Baker Tilly for professional services rendered for the 2017 audit of our annual financial statements and reviews of our quarterly financial statements were $160,000 for the year ending December 31, 2017. Eisner Amper was paid $239,000 for its audit of the Company’s financial statements for the year ended December 31, 2016 and $13,000 in 2018 for their consent for inclusion of the Company’s audited 2016 financial statements.

All Other Fees

Baker Tilly rendered no other products or services during the year ended December 31, 2017.

Tax Fees

EisnerAmper LLP billed an aggregate fee of $50,000 during the year ended December 31, 2016 for tax compliance services.

Pre-Approval Policy

The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairman of the Audit Committee to approve such audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at the next regularly scheduled meeting. All “Audit Fees”, “Tax Fees” and “All Other Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:
1.	Financial Statements

The consolidated Financial statements for the year ended December 31, 2017 and December 31, 2016 commence on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit
No.	Description Of Document

2.1	Plan and Agreement of Merger between J. Michaels, Inc. and Muriel Siebert Capital Markets Group, Inc., dated as of April 24, 1996 (“Merger Agreement”) (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

2.2	Amendment No. 1 to Merger Agreement, dated as of June 28, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

2.3	Amendment No. 2 to Merger Agreement, dated as of September 30, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

2.4	Amendment No. 3 to Merger Agreement, dated as of November 7, 1996 (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

3.1	Certificate of Incorporation of Siebert Financial Corp., formerly known as J. Michaels, Inc. originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to Siebert Financial Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

3.2	By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S- 1 (File No. 333-49843) filed with the Securities and Exchange Commission on April 10, 1998)

10.1	Acquisition Agreement, dated September 1, 2016, by and among, Siebert Financial Corp., the Estate of Muriel F. Siebert and Kennedy Cabot Acquisition, LLC (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2016)

10.2	Assignment dated December 16, 2016 by and between the Estate of Muriel Siebert and Siebert Financial Corp.

10.3	Consent and Waiver dated as of December 16, 2016 by and among Siebert Cisneros Shank Financial, LLC, Siebert Cisneros Shank & Co. L.L.C. and Siebert Financial Corp.

10.6**	Siebert Financial Corp. 2007 Long-Term Incentive Plan (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-144680) filed with the Securities and Exchange Commission on July 18, 2007)

10.7*	Fully Disclosed Clearing Agreement, by and between National Financial Services LLC and Muriel Siebert & Co., Inc. dated May 5, 2010. (incorporated by reference to Siebert Financial Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010)

10.8	Asset Purchase Agreement, dated as of June 26, 2017 by and among StockCross Financial Services, Inc., Muriel Siebert & Co., Inc. and Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2017)

21.1	Subsidiaries of the registrant***

31.1	Certification of Andrew H. Reich pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Andrew H. Reich of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended.

**	Management contract or compensatory plan or arrangement.

***	Filed herewith

Item 16 – Form 10-K Summary.

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Siebert Financial Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Siebert Financial Corp. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, changes in stockholders' equity and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

We have served as the Company’s auditor since 2017.

April 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Siebert Financial Corp.

We have audited the accompanying consolidated statement of financial condition of Siebert Financial Corp. and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siebert Financial Corp. and subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

EISNERAMPER LLP

New York, New York

April 4, 2017

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2017	2016
ASSETS

Cash and cash equivalents	$3,765,000	$2,730,000
Receivable from brokers	1,396,000	606,000
Furniture, equipment and leasehold improvements, net	347,000	46,000
Securities owned, at fair value	—	92,000
Prepaid expenses and other assets	234,000	342,000
Receivable from related party	283,000	—

	$6,025,000	$3,816,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$561,000	$738,000
Income taxes payable	125,000	—
Due to related party	127,000	—
Accrued settlement liability	—	825,000
	813,000	1,563,000

Commitments and contingencies

Stockholders’ equity:

Common stock, $.01 par value; 49,000,000 shares authorized, 27,157,188 shares issued and outstanding as of December 31, 2017 and 22,085,126 shares issued and outstanding at December 31, 2016	271,000	221,000
Additional paid-in capital	7,641,000	6,889,000
Accumulated deficit	(2,700,000)	(4,857,000)

	5,212,000	2,253,000

	$6,025,000	$3,816,000

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Revenue:
Commissions and fees	$11,433,000	$8,294,000
Investment banking	19,000	46,000
Trading gains, net	1,639,000	921,000
Interest and dividends	19,000	551,000

Total Revenue	13,110,000	9,812,000

Expenses:
Employee compensation and benefits	5,075,000	4,883,000
Clearing fees	1,031,000	866,000
Professional fees	2,135,000	3,458,000
Professional fees and other expenses related to change in control	—	2,206,000
Loss related to arbitration settlement	—	825,000
Advertising and promotion	87,000	258,000
Communications	258,000	462,000
Occupancy	437,000	746,000
Other general and administrative	1,762,000	1,686,000
Interest	15,000	—

Total Expenses	10,800,000	15,390,000

Income (loss) before income taxes	2,310,000	(5,578,000)
Provision for income taxes	153,000	—

Net Income (loss)	$2,157,000	$(5,578,000)

Net Income (loss) per share of common stock

Basic and diluted	$.10	$(.25)

Weighted average shares outstanding	22,507,798	22,085,126

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017 and 2016

	Common Stock				Treasury Stock
	Number Of Shares	$.01 Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Number Of Shares	Amount	Total
Balance – 01/01/2016	23,211,846	$232,000	$19,490,000	$721,000	1,126,720	$(4,760,000)	$15,683,000
Retirement of Treasury Stock	(1,126,720)	(11,000)	(4,749,000)	—	(1,126,720)	4,760,000	—
Net loss	—	—	—	(5,578,000)	—	—	(5,578,000)
Dividends	—	—	(10,668,000)	—	—	—	(10,668,000)
Capital Contribution	—	—	2,816,000	—	—	—	2,816,000
Balance – 12/31/2016	22,085,126	221,000	6,889,000	(4,857,000)	—	—	2,253,000
Issuance of stock	5,072,062	50,000	19,933,000	—	—	—	19,983,000
Net income	—	—	—	2,157,000	—	—	2,157,000
Capital Contribution	—	—	803,000	—	—	—	803,000
Distributions (see Note A)	—	—	(19,984,000)	—	—	—	(19,984,000)
Balance – 12/31/2017	27,157,188	$271,000	$7,641,000	$(2,700,000)	—	$—	$5,212,000

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash Flows From Operating Activities:

Net Income (Loss)	$2,157,000	$(5,578,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	115,000	277,000
Non-cash interest on receivable from former affiliate	—	(207,000)
Loss on disposal of fixed assets	—	89,000
Expenses paid by former shareholder	—	2,206,000
Accrued interest on note receivable from former affiliate	—	(322,000)
Due to related party	127,000	—
Changes in:
Securities owned, at fair value	92,000	501,000
Receivable from clearing and other brokers	(790,000)	20,000
Receivable from related party	(283,000)	—
Prepaid expenses and other assets	108,000	292,000
Income taxes payable	125,000	—
Accounts payable and accrued liabilities	(199,000)	(539,000)

Net cash provided by (used in) operating activities	1,452,000	(3,261,000)

Cash Flows From Investing Activities:

Purchase of furniture, equipment and leasehold improvements	(417,000)	(38,000)
Payment received from business sold to former affiliate	—	493,000

Net cash (used in) provided by investing activities	(417,000)	455,000

Cash Flows From Financing Activities:

Cash dividend	—	(4,494,000)
Contribution from principal stockholder	803,000	610,000

Net cash provided by (used in) financing activities	—	(3,884,000)

Net increase (decrease) in cash and cash equivalents	1,035,000	(6,690,000)

Cash and cash equivalents - beginning of year	2,730,000	9,420,000

Cash and cash equivalents - end of year	$3,765,000	$2,730,000

Supplemental cash flow information:

Cash paid during the year for income taxes	$33,000	—
Cash paid during the year for interest	$15,000	—
Non-cash investing and financing activities:

Cancellation of treasury shares	$—	$4,760,000
Non-cash dividend (transferred receivable and note) to principal Shareholder	$—	$6,174,000

Payment by related party of accrued settlement liability	$(825,000)	$—

See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BUSINESS ORDER

Siebert Financial Corp. (“Siebert” “Company” or “Parent”), through its wholly owned subsidiary Muriel Siebert & Co., Inc. (“MSCO”), engages in the business of providing discount brokerage services for customers, and trading securities for its own account.

The Company is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, MSCO, a Delaware corporation. MSCO’s principal activity is providing online and traditional brokerage and related services to retail investors. In addition, in 2017 the Company began business as a registered investment advisor through a wholly-owned subsidiary, Siebert AdvisorNXT, Inc. (“AdvisorNXT”). AdvisorNXT offers advice to clients regarding asset allocation and the selection of investments.

The Company is headquartered in New York, New York, with offices throughout the United States and clients worldwide.

On June 26, 2017, the Company contracted to acquire most of the retail broker-dealer business of StockCross Financial Services Inc. (“StockCross”), an affiliate of the Company. The transaction was conceived to consolidate similar business lines into the Company. The transaction was effective on November 30, 2017 and was funded by the Parent issuing and delivering to StockCross 5,072,062 shares of its common stock subject to a two-year restricted lock-up valued at $19,983,924. Additional costs incurred to consummate the transaction include approximately $125,000, which were paid in legal and appraisal fees. In addition, the Company acquired various rent obligations, transferred employees and customer lists.

As StockCross was an entity under common control, the assets and liabilities transferred to the Company from StockCross were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the consideration paid and historical cost of the net assets acquired was recorded as an equity distribution by the Parent. ASC 805-50 transactions between entities under Common Control stipulates a common-control transaction as a transfer of net assets or an exchange of equity interests between entities under common control. Since the assets acquired from StockCross had a book value of nil, the $19,983,924 fair market value of assets acquired was reflected as nil for financial statement purposes as of the date of transfer as required by ASC 805-50.

Additionally, as the transfer of net assets and related operations did not change the composition of MSCO, as a reporting entity, retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control is not required. Accordingly, the net assets transferred and related operations are presented prospectively as of the effective date of November 30, 2017.

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of Siebert and its wholly-owned subsidiaries, MSCO and AdvisorNXT. Upon consolidation, all intercompany accounts and transactions are eliminated.

NOTE B - CHANGE IN OWNERSHIP

On December 16, 2016, pursuant to the terms of an Acquisition Agreement, dated September 1, 2016, as amended (the “Acquisition Agreement”) by and among the Company, Kennedy Cabot Acquisition, LLC (“KCA”), a Nevada limited liability company, and the Estate of Muriel F. Siebert (the “Majority Shareholder”), KCA acquired 677,283 shares of Common Stock in a cash tender offer and 19,310,000 shares owned by the Majority Shareholder (the “Acquisition”). As a result of the Acquisition, effective December 16, 2016, KCA became the owner of approximately 90% of the Company’s outstanding Common Stock.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2018. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. Management has concluded that the impact of this pronouncement will not be material to its recognition of revenue.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842) effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The ASU is to be applied using a modified retrospective approach with optional practical expedients and other special transition provisions. Early adoption is permitted. The ASU supersedes FASB ASC 840, Leases, and adds FASB ASC 842. It also amends and supersedes a number of other paragraphs throughout the FASB ASC. Management on an ongoing basis reviews the impact the adoption of ASU 2016-02 will have on the Company’s financial statements. We are currently still evaluating the impact this pronouncement will have.

(2) Cash and Cash equivalents

Cash and cash equivalents are all cash balances. The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not held for sale in the ordinary course of business. As of December 31, 2017, the Company did not hold any cash equivalents.

(3) Revenue recognition

Commission revenue and related clearing expenses are recorded on a trade-date basis. Fees resulted primarily from the Company’s clearing broker which include distribution fees, interest and payment of order flow, which are recorded as earned.

Trading gains and losses are recorded on a trade-date basis and principally represent riskless principal transactions in which the Company, after receiving an order, buys or sells securities as principal and at the same time sells or buys the securities with a markup or markdown to satisfy the order.

We evaluate our receivable from clearing and other broker for collectability noting no material amounts were uncollectable as of December 31, 2017 and 2016.

The Company clears its customer transactions through two broker-dealers, one related and one unrelated. The arrangements require the Company to maintain a $50,000 deposit which is in an interest- bearing account with NFS and a $75,000 deposit made in 2018 with Stockcross. The clearing agents offset their fees, on a monthly basis, against the company’s commissions.

(4) Income Taxes

The Company files consolidated federal, state and local income tax returns with its subsidiaries.

The Company accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes and for net operating loss and other carryforwards. A valuation allowance is provided for deferred tax assets based on the likelihood of realization.

(5) Furniture, equipment and leasehold improvements

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the lives of the assets, generally four years. Leasehold improvements are amortized over the period of the lease or the useful life, whichever is shorter.

(6) Advertising costs

Advertising costs are charged to expense as incurred, and amounted to approximately $87,000 and $258,000, for the years ended December 31, 2017 and 2016.

(7) Use of estimates

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

(8) Fair value of financial instruments:

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

The classification of financial instruments valued at fair value as of December 31 is as follows:

	2017	2016
Financial Instrument	Level 1	Level 1
Cash equivalents	$—	$2,532,000
Securities	—	92,000
	$—	$2,624,000

Securities consist of common stock, which is valued on the last business day of the year at the last available reported sales price on the primary securities exchange.

(9) Per Share Data

Basic earnings (loss) per share is calculated by dividing, net income (loss) by the weighted average outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding, all dilutive securities, which consist of options. The Company incurred a loss from continuing operations and a net loss for each of the years ended December 31, 2016. Accordingly, basic and diluted per share data are the same for each year as the effect of stock options is anti-dilutive. In 2016, 0 common shares, issuable upon the exercise of options were not included in the computation. There are no options outstanding in 2017 and therefore there was no impact on 2017 earnings per share.

NOTE D – FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment and leasehold improvements consist of the following:

	December 31,
	2017	2016

Equipment	$33,000	$28,000
Leasehold improvements	267,000	318,000
Software and licenses	117,000	0
	417,000	346,000

Less accumulated depreciation and amortization	(70,000)	(300,000)

	$347,000	$46,000

Depreciation and amortization expense for the years ended December 31, 2017, and 2016 amounted to $115,000 and $277,000, respectively.

NOTE E - INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaries.

Income tax expense consists of the following:

	Year Ended December 31,
	2017	2016

Federal income tax expense (benefit):

Current	$51,000	$—
	51,000	—

State and local:

Current	102,000	—
	102,000	—

Total:
Current	$153,000	$—
F-11

Reconciliation between the income tax provision and income taxes computed by applying the statutory Federal income tax rate to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2017	2016

Expected income tax (benefit) at statutory Federal tax rate (34%)	$947,000	$(1,897,000)
State and local taxes, net of Federal tax effect	36,000	(400,000)
Increase in valuation allowance	—	1,704,000
Nondeductible transaction costs related to change in control	—	482,000
Expiration of contribution carryforward	—	85,000
Temporary differences	(503,000)
Net operating loss	(327,000)
Permanent difference	—	19,000

Other	—	7,000

Income tax	$153,000	$—

The principal items giving rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss credit carryforwards	$10,390,000	$10,316,000

Employee stock based compensation	—	237,000
Retail brokerage accounts (a)	—	71,000
Contribution carryover	182,000	158,000
Furniture, equipment and leasehold improvements	(54,000)	312,000
Intangible assets	(137,000)
Accrued settlement liability	—	340,000

Other	—	8,000

Total	10,381,000	11,442,000

Valuation allowance	(10,381,00)	(11,442,000)
Net deferred tax assets	$—	$—
(a)	Related to acquired retail discount brokerage accounts, which are being amortized over 15 years for tax purposes and have been fully amortized for financial reporting purposes.

Due to cumulative losses incurred by the Company during the prior two years, the Company is unable to conclude that it is more likely than not that it will realize its deferred tax asset in excess of the deferred tax liability and, accordingly, has recorded a valuation allowance to fully offset such amount at December 31, 2017 and 2016.

At December 31, 2017, the Company has state net operating loss carryforwards aggregating $16.5 million, which expires from 2029 through 2036. In addition, the Company has federal net operating loss carryforwards of $23.3 million at December 31, 2017, which expires from 2030 through 2036. Utilization of the Company’s net operating loss carryforwards are subject to annual limitations of approximately $900,000 per year under Internal Revenue Code section 382 due to the change in ownership.

The Company applied the “more-likely-than not” recognition threshold to all tax positions taken or expected to be taken in a tax return which resulted in no unrecognized tax benefits reflected in the financial statements as of December 31, 2017. The Company classifies interest and penalties that would accrue according to the provisions of relevant tax law as income taxes.

Tax years 2014 and thereafter are subject to examination by federal and certain tax authorities. For other states the 2010 through 2014 tax years remain open to examination. The Company is currently under tax examination by New York State for the years 2012 to 2014.

NOTE F – NET CAPITAL

MSCO is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. MSCO has elected to use the alternative method permitted by the rule which requires that MSCO maintain minimum net capital, as defined, equal to the greater of $250,000, or 2% of aggregate debit balances arising from customer transactions, as defined. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2017, MSCO had net capital of approximately $4,439,000, which was approximately $4,189,000 in excess of required net capital of $250,000. At December 31, 2016 MSCO had net capital of approximately $1,100,000.

MSCO claims exemption from the reserve requirements under the SEC’s Rule 15c 3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through unaffiliated clearing firms on a fully disclosed basis.

NOTE G – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

Retail customer transactions are cleared through a clearing broker on a fully disclosed basis. In the event that customers are unable to fulfill their contractual obligations, the clearing broker may charge MSCO for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customers’ obligations. MSCO regularly monitors the activity in its customer accounts for compliance with its margin requirements. Securities transactions entered into as of December 31, 2017 settled subsequent thereto with no material adverse effect on MSCO’s statement of financial condition.

Credit risk represents the potential loss that would occur if counterparties fail to perform pursuant to the terms of their obligations. MSCO is subject to credit risk to the extent a custodian or broker with whom it conducts business is unable to fulfill contractual obligations.

NOTE H – COMMITMENTS, CONTINGENCIES AND OTHER

(1)	The Company rents office space under operating leases expiring in 2018 through 2021. The leases require base rent plus escalations for property taxes and other operating expenses.

Future minimum base rental payments under these operating leases are as follows:

Year	Amount
2018	$476,000
2019	208,000
2020	166,000
2021	125,000
Total	$975,000

Rent expense, including escalations for operating costs, amounted to approximately $381,000 and $650,000 for the years ended December 31, 2017 and 2016, respectively.

(2)	The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

(3)	The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. No contributions were made by the Company in 2017 and 2016.
F-13

(4)	The Company is now introducing its business on a month to month basis to NFS and StockCross. Management does not believe the month to month status prejudices MSCO.

(5)	The Company is self-insured with respect to employee health claims. The Company maintains stop-loss insurance for certain risks. The estimated liability for self-insurance claims is initially recorded in the year in which the event of loss occurs, and may be subsequently adjusted based upon new information and cost estimates. Reserves for losses represent estimates of reported losses and estimates of incurred but not reported losses based on past and current experience. Actual claims paid and settled may differ, perhaps significantly, from the provision for losses. This adds uncertainty to the estimated reserves for losses. Accordingly, it is at least possible that the ultimate settlement of losses may vary significantly from the amounts included in the financial statements.

The Company recognized expense under its self-insurance program totaling approximately $546,000 for the year ended December 31, 2017. The self-insurance reserve for worker’s compensation and employee health claims was approximately $28,000 at December 31, 2017. The self-insurance reserve is recorded in accounts payable and accrued liability in the statement of financial condition.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

(6)	In December 2015, a then current employee of the Company commenced an arbitration before FINRA against the Company alleging a single cause of action for employment retaliation under the Sarbanes-Oxley Act of 2002. In February 2016, the employee amended his claim to replace the Sarbanes-Oxley claim with a substantially identical claim arising under the Dodd-Frank Act of 2010. On January 31, 2017 a settlement agreement was entered into pursuant to which the arbitration was dismissed with prejudice and the employee was paid $825,000 which was funded in January 2017 by a controlling shareholder of Parent. The settlement has been reflected as a loss which was accrued in 2016 and funded in January 2017. The payment of the liability by Parent was accounted for as a capital contribution.

(7)	In the normal course of its business, the Company indemnifies and guarantees certain service providers against specified potential losses in connection with their acting as an agent of, or providing services to, the Company. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for these indemnifications.

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The Company may also provide standard indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for these indemnifications.

(8)	On October 24, 2016 the Principal Executive Officer of the Company entered into a separation agreement pursuant to the Acquisition Agreement. Upon closing of the transaction contemplated by the Acquisition Agreement, the Principal Executive Officer received a severance payment of $635,000 and is subject to the customary future cooperation, non-disparagement, confidentiality, employee and customer non-solicitation and release provisions. The severance payment was funded from the proceeds of closing received by the Siebert Estate which has been accounted for a capital contribution. The severance payment is included in professional fees and other expenses related to change in control in the income statement. (See Note B)
F-14

NOTE I– RELATED PARTY TRANSACTIONS

In addition to the transaction described in Note A, the Company recorded the following transactions with StockCross during the year ended December 31, 2017.The Company acquired six security deposits from StockCross totaling $56,000 for leases being transferred from StockCross. As part of the transaction with StockCross from November 30, 2017 through December 31, 2017, StockCross continued to serve certain customers acquired by the Company which resulted in the Company earning $1,617,000 of revenues from StockCross offset by $1,334,000 of expenses incurred by StockCross. The difference of $283,000 is a receivable from StockCross as of December 31, 2017.

During 2017, StockCross assigned its lease and related security deposit in Jersey City, NJ to the Company; there was no gain or loss associated with this assignment.

The Company has recorded a $127,000 payable to StockCross as of December 31, 2017 for costs related to the transfer of customer accounts.

NOTE J - SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017				2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,380,000	2,689,000	3,089,000	4,953,000	$2,078,000	2,462,000	2,223,000	3,049,000
Net income (loss)	$59,000	365,000	1,001,000	732,000	$(501,000)	(728,000)	(1,140,000)	(3,209,000	)(a)
Net income (loss) per share:
Continuing operations	$.002	.01	.04	.02	$(.02)	(.03)	(.05)	(.15)
Discontinued operations	$—	—	—	—	$—	—	—	—

Basic and diluted

(a)	Includes $825,000 loss ($0.04 per share) related to the arbitration settlement and $2,206,000 ($0.10 per share) of expenses related to the change in ownership.

NOTE K - OPTIONS

The Company’s 2007 Long-Term Incentive Plan (the “Plan”) authorizes the grant of options to purchase up to an aggregate of 2,000,000 shares, subject to adjustment in certain circumstances. Both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding 10 years), the exercise price and the exercise period. The exercise price shall not be less than the fair market value on the date of grant. No option may be granted under the Plan after December 2017. Generally, employee options vest 20% per year for five years and expire ten years from the date of grant. The Plan was terminated in 2016 in connection with the change in ownership. During 2016 the 265,000 options outstanding at the beginning of the year were cancelled or expired and therefore there were no outstanding options at December 31, 2016.

F-15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director
(principal executive, financial and accounting officer)

Date:	April 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and Chief Financial Officer, Secretary (principal financial and	April 13, 2018
Andrew H. Reich
accounting officer) and Director

/s/ Gloria E. Gebbia	Director	April 13, 2018
Gloria E. Gebbia

/s/ Charles Zabatta	Director	April 13, 2018
Charles Zabatta

/s/ Francis V. Cuttita	Director	April 13, 2018
Francis V. Cuttita

/s/ Jerry Schneider	Director	April 13, 2018
Jerry Schneider