Form 10-K/A
period 2017-12-31
SIEBERT FINANCIAL CORP
filed 2018-04-30
CIK 65596

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend the biographical descriptions of Gloria E. Gebbia, Charles A. Zabatta and Andrew H. Reich provided under Item 10. Directors, Executive Officers and Corporate Governance of the original Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”) filed by Siebert Financial Corp. (the “Registrant”) with the Securities and Exchange Commission (the “SEC”) on April 13, 2018.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications of the Registrant’s principal executive, financial and accounting officer required by Rules 13a-14(a) and 15d-14(a) of the Exchange Act are filed as an exhibit to this Form 10-K/A.

Except as stated herein, no other revisions are being made to the Registrant’s Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Registrant’s filings with the Commission subsequent to December 31, 2017.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The names of our directors and their ages, positions, and biographies are set forth below.

Gloria E. Gebbia
Age 75
Director

Gloria E. Gebbia is the manager and owner of the majority issued and outstanding voting member interests of Kennedy Cabot Acquisition, LLC. Ms. Gebbia is an owner and a director of StockCross Financial Services, Inc., a global financial services company (“StockCross”). Additionally, Ms. Gebbia also serves as the President of Associates for Breast and Prostate Cancer Research, a non-profit organization that raises funds for the John Wayne Cancer Institute, which has under Ms. Gebbia’s leadership raised over $16 million for breast and prostate cancer research.

Charles A. Zabatta
Age 75
Director

Charles A. Zabatta served as a consultant to StockCross from 2011 until 2016 acting as its head of Corporate Development. Mr. Zabatta has and continues to have a distinguished and successful career, predominately in the financial service industry, including holding various positions with the New York Stock Exchange, Paine Webber, Securities Settlement Corp., Josephthal Lyon & Ross, Kennedy Cabot & Co. and TD Waterhouse. Mr. Zabatta’s creative business skills have been instrumental in several acquisitions of small to midsize companies, in various industries. Mr. Zabatta currently advises on capital raising, general business structure and management. Previously, Mr. Zabatta has served as a member of the board of Knight Capital and Kennedy Cabot & Co. Currently, Mr. Zabatta serves on the board of Paraco Gas Corporation, a large privately held independent energy company in the northeast. Mr. Zabatta holds a BA in industrial psychology from Iona College.

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

Andrew H. Reich
Age 62

Andrew H. Reich held various executive positions in StockCross from 2002 and was StockCross’ Chairman from 2015 to December 16, 2016. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company, has previously served as the CFO of Gebbia Holding Co., a holding company for Ms. Gebbia’s family through 2014 and as CFO of Park Wilshire Insurance Company, owned by Gloria Gebbia’s children, acquired by the Company for its cash value in March 2018. Mr. Reich has more than 20 years of experience in the financial industry, including more than fourteen years in various senior management roles at StockCross. Mr. Reich holds an MBA from the University of Southern California and a BBA from the Bernard Baruch College.

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

Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

Mr. Reich has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company and Chief Executive Officer of MSCO since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross Financial Services, Inc., a global financial services company (“StockCross”) since 2002 and from 2015 until his resignation effective as of the Closing Date, he served as the Chairman of StockCross. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company, has previously served as the CFO of Gebbia Holding Co., a holding company for Gloria E. Gebbia’s family through 2014 and as CFO of Park Wilshire Insurance Company since 2010. Mr. Reich has more than 20 years of experience in the financial industry, including more than fourteen years as senior management of StockCross. Mr. Reich holds a MBA from the University of Southern California and a BBA from the Bernard Baruch College.

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

Advisers to the Company

Special Adviser to the Board of Directors

In February 2017, the Board of Directors appointed John J. Gebbia as a Special Advisor to the Board of Directors. John J. Gebbia commenced his employment in the brokerage industry in 1959. In 1962, Mr. Gebbia became an executive vice president of Walston & Company. After becoming CEO of Jesup & Lamont, an institutional brokerage firm, Mr. Gebbia purchased the company in 1983. Thereafter, Mr. Gebbia owned and/or controlled various brokerage firms including Kennedy Cabot & Co., which was sold in 1997 to Toronto Dominion Bank for $160,000,000. Mr. Gebbia controls various companies in the insurance, sports management &home building industries.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(3) Exhibits

The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

EXHIBIT INDEX

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

SIEBERT FINANCIAL CORP.

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director
(principal executive, financial and accounting officer)

Date:	April 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and Chief Financial Officer, Secretary (principal financial and	April 30, 2018
Andrew H. Reich
accounting officer) and Director

/s/ Gloria E. Gebbia	Director	April 30, 2018
Gloria E. Gebbia

/s/ Charles A. Zabatta	Director	April 30, 2018
Charles A. Zabatta

/s/ Francis V. Cuttita	Director	April 30, 2018
Francis V. Cuttita

/s/ Jerry Schneider	Director	April 30, 2018
Jerry Schneider