Form 10-Q
period 2018-03-31
SIEBERT FINANCIAL CORP
filed 2018-05-15
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2018, there were 27,157,188 shares of Common Stock, par value $.01 per share outstanding.

Unless expressly indicated or the context requires otherwise, the terms SFC,” “Company,” “we,” “us,” and “our” in this document refer to Siebert Financial Corp., a New York corporation, and, where appropriate, its wholly owned subsidiaries, the term “MSCO” shall refer to Muriel Siebert & Co., Inc., a Delaware corporation a registered broker-dealer, and the term “NXT” shall refer to Siebert AdvisorNXT, Inc., a New York corporation registered with the Securities and Exchange Commission as a Registered Investment Advisor (“RIA”) and Park Wilshire Companies Inc. (“PWC”) a Texas corporation registered and licensed insurance agency. MSCO, NXT and PWC are wholly-owned subsidiaries of the Company.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$5,384,000	$3,765,000
Receivable from brokers	2,542,000	1,396,000
Furniture, equipment and leasehold improvements, net	369,000	347,000
Prepaid expenses and other assets	383,000	234,000
Receivable from related party	—	283,000
Securities owned, at fair value	346,000	—

	$9,024,000	$6,025,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$1,124,000	$561,000
Income tax payable	538,000	125,000
Due to related party	111,000	127,000
Payable to clearing broker	346,000	—

	2,119,000	813,000

Commitments and Contingencies

Stockholders’ equity:

Common stock, $.01 par value; 49,000,000 shares authorized, 27,157,188 shares issued and outstanding as of March 31, 2018 and outstanding as of December 31, 2017	271,000	271,000
Additional paid-in capital	7,641,000	7,641,000
(Accumulated deficit)	(1,007,000)	(2,700,000)

	6,905,000	5,212,000

	$9,024,000	$6,025,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Principal transactions	$2,941,000	$109,000
Commissions and fees	2,674,000	1,183,000
Margin interest, marketing and distribution fees	2,535,000	1,080,000
Advisory fees	16,000	5,000
Interest and dividends	11,000	2,000

Total revenue	8,177,000	2,379,000
Expenses:
Employee compensation and benefits	3,662,000	1,039,000
Clearing fees, including floor brokerage	902,000	263,000
Professional fees	608,000	425,000
Occupancy	242,000	142,000
Communications	95,000	80,000
Advertising and promotion	13,000	20,000
Other general and administrative	549,000	349,000

Total expenses	6,071,000	2,318,000

Income before provision for income taxes	2,106,000	61,000
Provision for income taxes	413,000	3,000
Net Income	$1,693,000	$58,000

Net income per share of common stock

Basic and diluted	$.06	$.00

Weighted average shares outstanding

Basic and diluted	27,157,188	22,085,126

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:

Net income	$1,693,000	$58,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,000	46,000

Changes in:
Securities owned, at fair value	(346,000)	92,000
Receivable from clearing and other brokers	(1,146,000)	(127,000)
Payable to clearing broker	346,000	—
Prepaid expenses and other assets	(149,000)	(61,000)
Taxes payable	413,000	—
Due to related party	(16,000)	—
Receivable from related party	283,000	—
Accounts payable and accrued liabilities	563,000	(476,000)

Net cash provided by (used in) operating activities	1,665,000	(468,000)

Cash Flows From Investing Activities:
Purchase of furniture, equipment and leasehold improvements	(46,000)	(215,000)

Net cash used in investing activities	(46,000)	(215,000)

Net increase/(decrease) in cash and cash equivalents	1,619,000	(683,000)
Cash and cash equivalents - beginning of period	3,765,000	2,730,000

Cash and cash equivalents - end of period	$5,384,000	$2,047,000

Supplemental Schedule Of Non-Cash Financing Activities:

Payment by parent of expenses	$—	$803,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2018
(Unaudited)

1.	Business and Basis of Presentation:

Siebert Financial Corp. (“SFC”), a New York corporation, incorporated in 1934, is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc., (“MSCO”) a Delaware corporation and a registered broker-dealer, and its investment advisory business through its wholly-owned subsidiary Siebert AdvisorNXT, Inc. (“NXT”) a New York corporation which is registered with the Securities and Exchange Commission as a Registered Investment Advisor (“RIA”) and its insurance business through its wholly-owned subsidiary, Park Wilshire Companies Inc., (“PWC”) a Texas corporation as a licensed insurance agency. For purposes of this Quarterly Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., MSCO, NXT and PWC collectively, unless the context otherwise requires.

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

The condensed consolidated interim financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet at December 31, 2017 has been derived from the audited consolidated statement of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Due to the nature of our business, the results of operations for the three months ended March 31, 2018 are not necessarily indicative of operating results for the full year.

As further disclosed in our Form 10K for the year ended December 31, 2017, the Company acquired certain retail broker-dealer assets of StockCross Financial Services, Inc. (“StockCross”), an affiliate of the Company. The impact of this acquisition has resulted in a significant improvement in operations for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017.

As further disclosed on our Form 10K for the year ended December 31, 2017, on March 1, 2018, SFC acquired all of the issued and outstanding shares of Park Wilshire Companies, Inc. from certain affiliates of SFC for $111,000. Beginning on March 1, 2018, Park Wilshire is a wholly owned subsidiary of the Company. The board’s Audit Committee reviewed the transaction and determined that the Company’s purchase of Park Wilshire was not material and that obtaining valuations under the circumstances where the purchase price equaled the net book value in Park Wilshire did not necessitate a valuation, as same was not material.

2.	Per Share Data:

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company had net income of $1,693,000 for the three months ended March 31, 2018 and had a net income of $58,000 for the three months ended March 31, 2017.

3.	Net Capital:

MSCO is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Siebert has elected to use the alternative method, permitted by the Rule, which requires that MSCO maintain minimum net capital, as defined, equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule of the New Stock Exchange also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of March 31, 2018, Siebert had net capital of approximately $6,100,000 as compared with net capital requirements of $250,000. Siebert claims exemption from the reserve requirement under section 15c3-3(k)(2)(ii).

4.	Revenue Recognition:

On January 1, 2018, we adopted ASC Topic 606 by applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

The adoption of ASC Topic 606 did not have an impact on the recognition of our primary sources of revenue, Principal transactions, Commissions and fees and Margin interest, marketing and distribution fees. Timing of recognition of substantially all of our remaining revenue was also not impacted, and we therefore did not record any cumulative effect adjustment to opening equity.

Disaggregation of Revenue

Our revenue consists of:

		Three months Ended March 31,
		2018	2017
Revenue Stream	Income Statement Classification	Total Revenue
Revenue from Principal transactions:		(in thousands)
Principal transactions	Principal transactions	$572	$109
Principal transactions attributed to assets acquired from StockCross	Principal transactions	2,369	—
Total revenue from Principal transactions		$2,941	$109

Revenue from Commissions and fees:
Commissions and fees	Commissions and fees	$1,955	$1,183
Commissions and fees attributed to assets acquired from StockCross	Commissions and fees	719	—
Total revenue from Commissions and fees		$2,674	$1,183

Revenue from Margin interest, marketing and distribution fees:
Margin interest, marketing and distribution fees	Margin interest, marketing and distribution fees	$2,328	$1,080
Margin interest, marketing and distribution fees attributed to assets acquired from StockCross	Margin interest, marketing and distribution fees	207	—
Total revenue from Margin interest, marketing and distribution fees	Margin interest, marketing and distribution fees	$2,535	$1,080
Total revenue from contracts with customers

Other revenue:
Advisory fees	Advisory fees	$16	$5
Interest and dividends	Interest and dividends	11	2
Total revenues	Total revenues	$8,177	$2,379
6

Principal transactions are also recorded on a trade-date basis and principally represent riskless principal transactions in which the Company, after receiving an order, buys or sells securities as principal and at the same time sells or buys the securities with a markup or markdown to complete the order.

Commission and fees, margin interest, marketing and distribution fees and related clearing expenses are recorded on a trade-date basis. Fees, consisting principally of revenue participation with the Company’s clearing brokers in distribution fees, and interest are recorded as earned.

Advisory fees are earned typically on a quarterly basis in accordance with the terms of the client agreements.

Interest is recorded on the accrual basis. Dividends are recorded as of the ex-dividend date.

5.	Fair Value Measurements:

FASB ASC 820 defines fair value, established a framework for measuring fair value, and established a hierarchy of fair value inputs. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can assess at the measurement date.

Level 2 - Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability.

The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, the liquidity of markets, and other characteristics particular to the security. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available; the Company’s own assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date.

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows:

U.S. Government Securities. U.S. government securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. government securities are generally categorized in level 1 of the fair value hierarchy.

Municipal Securities. The fair value of municipal securities are determined using recently executed transactions, market price quotations (when observable), bond spreads from independent external parties, such as vendors and brokers, adjusted for any basis difference between cash and derivative instruments. The spread data used is for the same maturity as the bond. Municipal Securities are generally categorized in level 2 of the fair value hierarchy.

Corporate Bonds and Convertible Preferred Stock. The fair value of corporate bonds and convertible preferred stock are determined using recently executed transactions, market price quotations (when observable), bond spreads or credit default swap spreads obtained from independent external parties, such as vendors and brokers, adjusted for any basis difference between cash and derivative instruments. The spread data used is for the same maturity as the bond. If the spread data does not reference the issuer, then data that reference a comparable issuer are used. When position-specific external price data is not observable, fair value is determined based on either benchmarking to similar instruments or cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates as significant inputs. Corporate bonds and convertible preferred stocks are generally categorized in level 2 of the fair value hierarchy.

Exchange-Traded Equity Securities. Exchange-traded equity securities are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in level 1 of the fair value hierarchy; otherwise, they are in level 2 or level 3 of the fair value hierarchy.

Certificate of Deposit. Certificates of deposit included in investments are valued at cost, which approximates fair value. These are included within segregated investments in level 2 of the fair value hierarchy.

Unit Investment Trusts. Units of unit investment trusts are carried at redemption value, which represents fair value. Units of unit investment trusts are classified as level 1 within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets
Securities owned
Municipal obligations	—	115,543	—	115,543
Corporate obligations	—	230,659	—	230,659
Total	—	$346,202	—	$346,202

6.	Commitments and Contingencies:

Retail customer transactions are cleared through two (2) clearing brokers, one of which is a related party, on a fully disclosed basis. If customers do not fulfill their contractual obligations, either of our clearing brokers may charge MSCO for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customer obligations. MSCO regularly monitors the activity in its customer accounts for compliance with its margin requirements. MSCO is exposed to the risk of loss on unsettled customer transactions if customers fail to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months ended March 31, 2018 and March 31, 2017.

7.	Provision for Income Taxes:

For interim financial reporting, we estimate the effective tax rate for tax jurisdictions which is applied to the year-to-date income. For the quarter ended March 31, 2018, our effective tax rate was 20%. We recognized approximately a $224,000 reduction in taxable income during the quarter ended March 31, 2018 from net operating loss carry forwards expected to be realized during 2018 which resulted in $40,000 of tax benefits.

As of March 31, 2018, the Company has federal and state net operating loss carry-forwards of $23,104,733 and $16,281,250, which expire between 2029 and 2036. Utilization of the Company’s net operating loss carry-forwards are subject to annual limitations of approximately $900,000 per year under Internal Revenue Code section 382 due to a previous change in ownership.

Due to the cumulative previous losses incurred by the Company, the Company is unable to conclude that it is more likely than not that it will realize its deferred tax assets in excess of the deferred tax liability and, accordingly, has recorded a valuation allowance to fully offset such amounts at December 31, 2017 and March 31, 2018.

8.	Non Recurring Charges:

Included in the March 31, 2017 condensed and consolidated statement of income is approximately $233,000 of non-recurring charges primarily due to relocating the firm’s call center and costs affiliated with staff reductions.

9.	Related Party Transactions:

The Company earned revenue and incurred expenses of $3,295,000 and $582,000, respectively, from StockCross during the quarter ended March 31, 2018.

As of March 31, 2018, the Company is owed a receivable from StockCross of $811,000 and owes StockCross $346,000 for the financing of securities.

As of March 31, 2018, the Company owes $111,000 to the principal owners of StockCross related to the sale of Park Wilshire Companies to the Company.

10.	Liabilities:

Included in the March 31, 2018 condensed and consolidated statements of financial condition is approximately $448,000 of commissions payable as part of accounts payable and accrued liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017, and our unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

Our cash is invested primarily in bank accounts with large financial institutions. Our cash and working capital is sufficient to service the firm’s operations.

The following table sets forth certain metrics as of and for the three months ended March 31, 2018 and 2017, respectively, which we use in evaluating our business.

	For the Three Months ended March 31,
Retail Customer Activity:	2018	2017
Total retail trades:	96,219	59,370
Average commission per retail trade:	$23.14	$20.01

Retail customer balances:
Retail customer net worth (in billions):	11.0	$7.3
Retail customer money market fund value (in billions):	.7	$.9
Retail customer margin debit balances (in millions):	343.7	$205.0
Retail credit balances (in millions):	461.0	$53.6
Retail customer accounts with positions:	42,899	29,739

Description:

•	Total retail trades represent retail trades that generate commissions.
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
•	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions.
•	Retail customer accounts with positions represent retail customers with cash and/or securities in their accounts. We, like other securities firms, are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect our relative profitability. In periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings or loss for any period should not be considered representative of any other period.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

We had a net income of $1,693,000 for the three months ended March 31, 2018 compared to $58,000 for the three months ended March 31, 2018 and 2017, respectively. This increase was primarily a result of the revenue and expenses from the retail assets purchased from StockCross and an increase in interest bearing earnings. Included in the March 31, 2017 net income is approximately $233,000 of non-recurring costs primarily due to relocating the firm’s call center and costs associated with staff reductions.

Total revenues for the three months ended March 31, 2018 was $8.2 million, a $5.8 million increase or 244% from the same corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Principal transactions arising primarily from riskless principal transactions were $2.9 million for the three months ended March 31, 2018, an increase of $2.8 million from the same corresponding period in 2017 due to the retail assets purchased from StockCross.

Commission and fee income for the three months ended March 31, 2018 was $2.7 million, an increase of $1.5 million or 126% from the same corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Margin interest, marketing and distribution fees for the three months ended March 31, 2018, were $2.5 million, an increase of $1.4 million or 135% from the same corresponding period in 2017 primarily due to the retail assets acquired from StockCross and rising interest rates.

Advisory fees for the three months ended March 31, 2018 was $16,000, an $11,000 increase or 220% from the same corresponding period in 2017.

Income from interest and dividends for the three months ended March 31, 2018 were $11,000, an increase of $9,000 or 450% from the same corresponding period in 2017.

Total expenses for the three months ended March 31, 2018 was $6.1million, an increase of $3.8 million or 162% from the same corresponding period in 2017 due to additional offices and increased personnel that became associated with the firm after the acquisition of the StockCross retail assets.

Employee compensation and benefit costs for the three months ended March 31, 2018 was $3.7 million, an increase of $2.6 million or 252% from the same corresponding period in 2017 due to increased personnel associated with the retail assets purchased from StockCross.

Clearing and floor brokerage costs for the three months ended March 31, 2018 were $902,000, an increase of $639,000 or 243% from the same corresponding period in 2017 primarily due to increased retail customer trading volume and the increased activity associated with the retail assets purchased from StockCross.

Professional fees were $608,000 for the three months ended March 31, 2018, an increase of $183,000, or 43% from the same corresponding period in 2017 primarily due to an increase in business activities and development.

Occupancy costs for the three months ended March 31, 2018 were $242,000, an increase of $100,000 or 70% from the same corresponding period in 2017 due to an increase in the number of offices as a result of the retail assets purchased from StockCross.

Communications expense for the three months ended March 31, 2018 was $95,000, an increase of $15,000 or 19% from the same corresponding period in 2017 primarily due to increased activity relating to the retail assets purchased from StockCross.

Advertising and promotion expenses for the three months ended March 31, 2018 were $13,000, a decrease of $7,000 or 35% from the same corresponding period in 2017 due to a reduction in print media.

Other general and administrative expenses were $549,000, an increase of $200,000 or 57% from the corresponding period in 2017 primarily due to expenses attributed to the increased activity relating to the purchase of the StockCross retail assets.

Provision for income taxes was $239,000, an increase of $236,000 which was due to the increase in net income for the quarter ended March 31, 2018 compared to the corresponding period in 2017.

Liquidity and Capital Resources

Our working capital is invested in cash and money market funds. Our total assets at March 31, 2018 was $9 million, of which $5.4 million, or 60% is highly liquid.

MSCO is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. At March 31, 2018, MSCO’s regulatory net capital was $6.1 million, which was approximately $5.9 million in excess of its minimum capital requirement of $250,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Working capital is generally invested temporarily in dollar denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through two (2) clearing brokers, one of which is a related party, on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge MSCO for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. MSCO regularly monitors the activity in its customer accounts for compliance with its margin requirements. MSCO is exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions as of March 31, 2018. The Company currently does not have a formal contract with one clearing broker (StockCross).

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

We identified certain material weaknesses in our internal controls over financial reporting on Form 10-K for the year ended December 31, 2017. We are in the process of developing a remediation plan under the supervision of the Audit Committee and Board of Directors to improve the effectiveness of our controls.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Dated: May 15, 2018
14

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
15