Form 10-Q
period 2018-06-30
SIEBERT FINANCIAL CORP
filed 2018-08-13
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Wall Street, New York, NY 10005
(Address of Principal Executive Offices) (Zip Code)

(212) 644-2400
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2018, there were 27,157,188 shares of our common stock (“Common Stock”), par value $.01 per share outstanding.

Unless expressly otherwise indicated or the context requires otherwise, the terms “Siebert,” “Company,” “we,” “us,” and “our” in this document refer to Siebert Financial Corp., a New York corporation, and its wholly-owned subsidiaries. The term “MSCO” shall refer to Muriel Siebert & Co., Inc., a Delaware corporation and registered broker-dealer, the term “NXT” shall refer to Siebert AdvisorNXT, Inc., a New York corporation registered with the Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor (“RIA”), and the term “PWC” shall refer to Park Wilshire Companies Inc., a registered Texas corporation and licensed insurance agency. MSCO, NXT, and PWC are wholly-owned subsidiaries of the Company.

Special Note Regarding Forward-Looking Statements

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this report, as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not statements of historical or current fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties and known and unknown factors that could cause our actual results to be materially different from our historical results or from any future results expressed or implied by such forward-looking statements, including, without limitation: changes in general economic and market conditions; changes and prospects for changes in interest rates; fluctuations in volume and prices of securities; changes in demand for brokerage services; competition from brokerage or other financial institutions, including the offer of broader services; competition from electronic discount brokerage firms offering greater discounts on commissions than we offer; the prevalence of a flat fee environment; our customers’ methods of placing trades; computer and telephone system failures; our level of spending on advertising and promotion; trading errors and the possibility of losses from customer non-payment of amounts due; other increases in expenses; and changes in net capital or other regulatory requirements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date when such statements were made, or to reflect the occurrence of unanticipated events. An investment in Siebert involves various risks, including those mentioned above and those which are detailed from time to time in our SEC filings.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries

Condensed Consolidated Statements of Financial Condition

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Cash and cash equivalents	$6,686,000	$3,765,000
Receivable from brokers	2,457,000	1,396,000
Prepaid expenses and other assets	432,000	234,000
Furniture, equipment, and leasehold improvements, net	406,000	347,000
Securities owned, at fair value	329,000	—
Receivable from related party	—	283,000

	$10,310,000	$6,025,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$678,000	$561,000
Income tax payable	598,000	125,000
Payable to clearing broker	329,000	—
Due to related party	—	127,000

	1,605,000	813,000

Commitments and Contingencies

Stockholders’ equity:

Common Stock, $.01 par value; 49,000,0000 shares authorized, 27,157,188 shares issued and outstanding as of June 30, 2018 and December 31, 2017	271,000	271,000
Additional paid-in capital	7,641,000	7,641,000
Retained earnings/(Accumulated deficit)	793,000	(2,700,000)

	8,705,000	5,212,000

	$10,310,000	$6,025,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Margin interest, marketing and distribution fees	$2,687,000	$1,545,000	$5,222,000	$2,626,000
Commissions and fees	2,512,000	1,037,000	5,186,000	2,219,000
Principal transactions	2,263,000	98,000	5,204,000	206,000
Interest and dividends	24,000	3,000	35,000	5,000
Advisory fees	2,000	6,000	18,000	12,000

Total Revenue	7,488,000	2,689,000	15,665,000	5,068,000

Expenses:
Employee compensation and benefits	3,289,000	1,000,000	6,951,000	2,038,000
Clearing fees, including floor brokerage	679,000	304,000	1,581,000	568,000
Other general and administrative	675,000	393,000	1,224,000	744,000
Professional fees	487,000	468,000	1,095,000	893,000
Occupancy	247,000	79,000	489,000	221,000
Communications	154,000	55,000	249,000	135,000
Advertising and promotion	21,000	25,000	34,000	45,000

Total Expenses	5,552,000	2,324,000	11,623,000	4,644,000

Income before provision for income taxes	1,936,000	365,000	4,042,000	424,000
Provision for income taxes	137,000	—	550,000	—

Net Income	$1,799,000	$365,000	$3,492,000	$424,000

Net income per share of Common Stock

Basic and diluted	$.07	$.02	$.13	$.02

Weighted average shares outstanding

Basic and diluted	27,157,188	22,085,126	27,157,188	22,085,126

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:

Net income	$3,492,000	$424,000
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	50,000	71,000

Changes in:
Securities owned, at fair value	(329,000)	92,000
Receivable from brokers	(1,061,000)	(290,000)
Payable to clearing broker	329,000	—
Prepaid expenses and other assets	(198,000)	61,000
Income tax payable	474,000	—
Due to related party	(127,000)	—
Receivable from related party	283,000	—
Accounts payable and accrued liabilities	117,000	(431,000)
Other assets	—	(125,000)

Net cash provided by/(used in) operating activities	3,030,000	(198,000)

Cash Flows From Investing Activities:

Purchase of furniture, equipment, and leasehold improvements	(109,000)	(268,000)

Net cash used in investing activities	(109,000)	(268,000)

Net increase/(decrease) in cash and cash equivalents	2,921,000	(466,000)

Cash and cash equivalents - beginning of period	3,765,000	2,730,000

Cash and cash equivalents - end of period	$6,686,000	$2,264,000

Supplemental Schedule Of Non-Cash Financing Activities:

Payment by related party of expenses	$—	$803,000

Supplemental Cash Flow Information

Taxes paid	$76,662	$37,893

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2018 and 2017
(unaudited)

1.	Business and Basis of Presentation

Siebert Financial Corp. (“SFC”), a New York corporation, incorporated in 1934, is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and registered broker-dealer, and its investment advisory business through its wholly-owned subsidiary, Siebert AdvisorNXT, Inc. (“NXT”), a New York corporation registered with the Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor (“RIA”), and its insurance business through its wholly-owned subsidiary, Park Wilshire Companies Inc. (“PWC”), a registered Texas corporation and licensed insurance agency. For purposes of this Quarterly Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, NXT, and PWC collectively, unless the context otherwise requires.

Our principal offices are located at 120 Wall Street, New York, NY 10005, and our phone number is (212) 644-2400. Our Internet address is www.siebertnet.com. Our SEC filings are available through our website at www.siebertnet.com, where investors are able to obtain copies of the Company’s public filings free of charge. Our common stock (“Common Stock”), par value $.01 per share, trades on the NASDAQ Capital Market under the symbol “SIEB.”

The condensed consolidated financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of our management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet as of December 31, 2017 has been derived from the consolidated statements of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Due to the nature of our business, the results of operations for the three months and six months ended June 30, 2018 are not necessarily indicative of operating results for the full year.

As further disclosed in our 2017 Form 10-K, the Company acquired certain retail broker-dealer assets of StockCross Financial Services, Inc. (“StockCross”), an affiliate of the Company. The impact of this acquisition has resulted in a significant improvement in operations for the three months and the six months ended June 30, 2018 as compared to the three months and the six months ended June 30, 2017.

2.	Per Share Data

Basic earnings per share is calculated by dividing net income by the weighted average of the number of outstanding common shares during the period. The Company had net income of $1,799,000 for the three months ended June 30, 2018 as compared to net income of $365,000 for the three months ended June 30, 2017. The Company had net income of $3,492,000 for the six months ended June 30, 2018 as compared to net income of $424,000 for the six months ended June 30, 2017.

3.	Net Capital

MSCO is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 or “Uniform Net Capital Rule”), which requires the maintenance of minimum net capital. MSCO has elected to use the alternative method, permitted by the Uniform Net Capital Rule, which requires that MSCO maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. The Uniform Net Capital Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5% of aggregate debits. As of June 30, 2018, MSCO had net capital of $7,672,000 as compared with net capital requirement of $250,000. MSCO claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

4.	Revenue Recognition

On January 1, 2018, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606 by applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

The adoption of FASB ASC Topic 606 did not have an impact on the recognition of our primary sources of revenue such as principal transactions, commissions and fees, as well as margin interest, marketing and distribution fees. The timing of recognition of substantially all of our remaining revenue was also not impacted, and we therefore did not record any cumulative effect adjustment to opening equity.

Disaggregation of Revenue

Below is a breakdown of the Company’s revenue:

		Three Months Ended June 30,		Six Months Ended June 30,
Revenue Stream	Statements of Operations Classification	2018	2017	2018	2017
Revenue from Principal transactions:

Principal transactions – non StockCross	Principal transactions	$505,000	$98,000	$1,077,000	$206,000
Principal transactions attributed to assets acquired from StockCross	Principal transactions	1,758,000	—	4,127,000	—

Total revenue from Principal transactions		2,263,000	98,000	5,204,000	206,000

Revenue from Commissions and fees:

Commissions and fees – non StockCross	Commissions and fees	2,162,000	1,037,000	4,117,000	2,219,000
Commissions and fees attributed to assets acquired from StockCross	Commissions and fees	350,000	—	1,069,000	—

Total revenue from Commissions and fees		2,512,000	1,037,000	5,186,000	2,219,000

Revenue from Margin interest, marketing and distribution fees:

Margin interest, marketing and distribution fees – non StockCross	Margin interest, marketing and distribution fees	2,312,000	1,545,000	4,640,000	2,626,000

Margin interest, marketing and distribution fees attributed to assets acquired from StockCross	Margin interest, marketing and distribution fees	375,000	—	582,000	—

Total revenue from Margin interest, marketing and distribution fees	Margin interest, marketing and distribution fees	2,687,000	1,545,000	5,222,000	2,626,000

Other revenue:

Interest and dividends – non StockCross	Interest and dividends	24,000	3,000	35,000	5,000
Advisory fees – non StockCross	Advisory fees	2,000	6,000	18,000	12,000

Total Revenue	Total Revenue	$7,488,000	$2,689,000	$15,665,000	$5,068,000

Principal transactions are recorded on a trade-date basis and primarily represent riskless principal transactions in which the Company, after receiving an order, buys or sells securities as principal and at the same time buys or sells the securities with a markup or markdown to complete the order.

Commission and fees, margin interest, marketing and distribution fees, and related clearing expenses are recorded on a trade-date basis. Fees, consisting primarily of revenue participation with the Company’s clearing brokers in distribution fees and interest are recorded as earned.

Advisory fees are earned typically on a quarterly basis in accordance with the terms of the client agreements.

Interest is recorded on the accrual basis. Dividends are recorded as of the ex-dividend date.

5.	Fair Value Measurements

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a hierarchy of fair value inputs. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income, or cost approach, as specified by FASB ASC 820, are used to measure fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1 - Quoted prices (unadjusted) in active markets for an identical asset or liability that the Company can assess at the measurement date.

Level 2 - Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability.

The availability of observable inputs can vary from security to security and is affected by a variety of factors, such as the type of security, the liquidity of markets, and other characteristics particular to the security. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in level 3.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date.

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis is as follows:

U.S. Government Securities. U.S. government securities are valued using quoted market prices and as such, valuation adjustments are not applied. Accordingly, U.S. government securities are generally categorized in level 1 of the fair value hierarchy.

Municipal Securities. Municipal securities are valued using recently executed transactions, market price quotations (when observable), bond spreads from independent external parties such as vendors and brokers, adjusted for any basis difference between cash and derivative instruments. The spread data used is for the same maturity as the bond. Municipal securities are generally categorized in level 2 of the fair value hierarchy.

Corporate Bonds and Convertible Preferred Stock. The fair value of corporate bonds and convertible preferred stock are determined using recently executed transactions, market price quotations (when observable), bond spreads, or credit default swap spreads obtained from independent external parties such as vendors and brokers, adjusted for any basis difference between cash and derivative instruments. The spread data used is for the same maturity as the bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When position-specific external price data is not observable, fair value is determined based on either benchmarking to similar instruments or cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates as significant inputs. Corporate bonds and convertible preferred stocks are generally categorized in level 2 of the fair value hierarchy.

Exchange-Traded Equity Securities. Exchange-traded equity securities are valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in level 1 of the fair value hierarchy; otherwise, they are categorized in level 2 or level 3 of the fair value hierarchy.

Certificates of Deposit. Certificates of deposit included in investments are valued at cost, which approximates fair value. These are categorized within segregated investments in level 2 of the fair value hierarchy.

Unit Investment Trusts. Units of unit investment trusts are carried at redemption value, which represents fair value. Units of unit investment trusts are categorized in level 1 of the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets
Securities owned
Municipal obligations	—	326,063	—	326,063
Corporate obligations	—	2,773	—	2,773
Total	—	$328,836	—	$328,836

6.	Commitments and Contingencies

Retail customer transactions are cleared through two clearing brokers, one of which is a related party, on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge MSCO for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. MSCO regularly monitors the activity in its customer accounts for compliance with its margin requirement. MSCO is exposed to the risk of loss on unsettled customer transactions if customers fail to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the six months ended June 30, 2018 and June 30, 2017.

7.	Provision for Income Taxes

For interim financial reporting, we estimate the effective tax rate for tax jurisdictions which is applied to the year to date income before taxes. For the three months ended June 30, 2018, our effective tax rate was 7%. We recognized a $224,000 reduction in taxable income for the three months ended June 30, 2018 from net operating loss carry-forwards expected to be realized during 2018 which resulted in $26,000 of tax benefits. For the six months ended June 30, 2018, our effective tax rate was 14%. We recognized a $448,000 reduction in taxable income for the six months ended June 30, 2018 from net operating loss carry-forwards expected to be realized during 2018 which resulted in $66,000 of tax benefits.

As of June 30, 2018, the Company had federal and state net operating loss carry-forwards of $22,881,000 and $16,058,000, respectively, which expire between 2029 and 2036. Utilization of the Company’s net operating loss carry-forwards is subject to annual limitations of approximately $900,000 per year under Internal Revenue Code Section 382 due to a previous change in ownership.

Due to the cumulative previous losses incurred by the Company, the Company is unable to conclude it is more likely than not that it will realize its deferred tax assets in excess of the deferred tax liability. Accordingly, the Company has recorded a valuation allowance to fully offset such amounts as of December 31, 2017 and as of June 30, 2018.

8.	Non-Recurring Charges

Included in the expenses in the condensed consolidated statements of operations for the three months and the six months ended June 30, 2017 is $110,000 and $342,000, respectively, of non-recurring charges primarily due to relocating the firm’s call center and costs associated with staff reductions.

9.	Related Party Transactions

The Company earned revenue and incurred expenses of $2,483,000 and $382,000, respectively, from StockCross for the three months ended June 30, 2018. The Company earned revenue and incurred expenses of $5,778,000 and $964,000, respectively, from StockCross for the six months ended June 30, 2018.

As of June 30, 2018, the Company is owed a receivable from StockCross of $862,000 and owes StockCross $329,000 for the financing of securities.

10.	Liabilities

Included in the June 30, 2018 condensed consolidated statements of financial condition is $490,000 of commissions payable as part of accounts payable and accrued liabilities.

11.	Leases

In addition to the leases stated in our 2017 Form 10-K, the Company committed to the below lease. The future minimum base rental payments under this operating lease are as follows:

Year	Amount
2019	$417,000
2020	429,000
2021 and thereafter	1,367,000
Total	$2,213,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements for the year ended December 31, 2017, and our condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Business Environment

Our cash is invested primarily in bank accounts with large financial institutions. Our cash and working capital are sufficient to service the firm’s operations.

The following table presents certain metrics for, and as of, various periods within 2018 and 2017, which we use in evaluating our business.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Retail Customer Activity	2018	2017	2018	2017
Total retail trades	84,271	50,769	180,490	110,139
Average commission per retail trade	$22.02	$19.56	$22.62	$19.80

	As of June 30,
Retail Customer Balances	2018	2017
Retail customer net worth (in billions)	$11.2	$7.3
Retail customer money market fund value (in billions)	$.6	$.7
Retail free credit balances (in billions)	$.4	$.3
Retail customer margin debit balances (in billions)	$.4	$.2
Retail customer accounts with positions	39,877	28,953

Description

•	Total retail trades represents retail trades that generate commissions.
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.
•	Retail customer accounts with positions represents retail customers with cash and/or securities in their accounts.

We, like other securities firms, are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates, and demand for brokerage and advisory services, all of which can affect our relative profitability. In periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, such as salaries and related costs, and portions of communications and occupancy expenses. Accordingly, earnings for any period should not be considered representative of any other period.

Critical Accounting Policies

We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management makes significant estimates that affect the reported amounts of assets, liabilities, revenue, and expenses as well as the related disclosure of contingent assets and liabilities included in the financial statements. The estimates relate primarily to revenue and expenses in the normal course of business as to which we receive no confirmations, invoices, or other documentation at the time the books are closed. We use our best judgment, based on our knowledge of these revenue transactions and expenses incurred, to estimate the amount of such revenue and expenses. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently receive the actual confirmations, invoices, or other documentation. Estimates are also used in determining the useful lives of intangible assets and the fair market value of intangible assets. Our management believes that its estimates are reasonable.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net income for the three months ended June 30, 2018 was $1,799,000, an increase of $1,434,000 or 393% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross and an increase in interest bearing earnings. Included in the net income for the three months ended June 30, 2017 is $110,000 of non-recurring costs primarily due to relocating the firm’s call center and costs associated with staff reductions.

Total revenue for the three months ended June 30, 2018 was $7,488,000, an increase of $4,799,000 or 178% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Margin interest, marketing and distribution fees for the three months ended June 30, 2018 were $2,687,000, an increase of $1,142,000 or 74% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross and rising interest rates.

Commissions and fees for the three months ended June 30, 2018 were $2,512,000, an increase of $1,475,000 or 142% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Principal transactions arising primarily from riskless principal transactions for the three months ended June 30, 2018 were $2,263,000, an increase of $2,165,000 or 2,209% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Income from interest and dividends for the three months ended June 30, 2018 was $24,000, an increase of $21,000 or 700% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Advisory fees for the three months ended June 30, 2018 were $2,000, a decrease of $4,000 or 67% from the corresponding period in 2017.

Total expenses for the three months ended June 30, 2018 were $5,552,000, an increase of $3,228,000 or 139% from the corresponding period in 2017 primarily due to additional offices and increased personnel associated with the retail assets acquired from StockCross.

Employee compensation and benefit costs for the three months ended June 30, 2018 were $3,289,000, an increase of $2,289,000 or 229% from the corresponding period in 2017 primarily due to additional sales representatives and general personnel associated with the retail assets acquired from StockCross.

Clearing fees and floor brokerage costs for the three months ended June 30, 2018 were $679,000, an increase of $375,000 or 123% from the corresponding period in 2017 primarily due to increased retail customer trading volume and increased activity associated with the retail assets acquired from StockCross.

Other general and administrative expenses for the three months ended June 30, 2018 were $675,000, an increase of $282,000 or 72% from the corresponding period in 2017 primarily due to expenses attributed to the increased activity associated with the retail assets acquired from StockCross.

Professional fees for the three months ended June 30, 2018 were $487,000, an increase of $19,000 or 4% from the corresponding period in 2017 primarily due to an increase in business activities and development.

Occupancy costs for the three months ended June 30, 2018 were $247,000, an increase of $168,000 or 213% from the corresponding period in 2017 primarily due to an increase in the number of offices associated with the retail assets acquired from StockCross.

Communications expenses for the three months ended June 30, 2018 were $154,000, an increase of $99,000 or 180% from the corresponding period in 2017 primarily due to increased activity associated with the retail assets acquired from StockCross.

Advertising and promotion expenses for the three months ended June 30, 2018 were $21,000, a decrease of $4,000 or 16% from the corresponding period in 2017 primarily due to a reduction in print media.

Provision for income taxes for the three months ended June 30, 2018 was $137,000, an increase of $137,000 from the corresponding period in 2017 primarily due to the increase in income before provision for income taxes.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net income for the six months ended June 30, 2018 was $3,492,000, an increase of $3,068,000 or 724% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross and an increase in interest bearing earnings. Included net income for the six months ended June 30, 2017 is $342,000 of non-recurring costs primarily due to relocating the firm’s call center and costs associated with staff reductions.

Total revenue for the six months ended June 30, 2018 was $15,665,000, an increase of $10,597,000 or 209% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Margin interest, marketing and distribution fees for the six months ended June 30, 2018 were $5,222,000, an increase of $2,596,000 or 99% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross and rising interest rates.

Commissions and fees for the six months ended June 30, 2018 were $5,186,000, an increase of $2,967,000 or 134% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Principal transactions arising primarily from riskless principal transactions for the six months ended June 30, 2018 were $5,204,000, an increase of $4,998,000 or 2,426% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Income from interest and dividends for the six months ended June 30, 2018 was $35,000, an increase of $30,000 or 600% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Advisory fees for the six months ended June 30, 2018 were $18,000, an increase of $6,000 or 50% from the corresponding period in 2017.

Total expenses for the six months ended June 30, 2018 were $11,623,000, an increase of $6,979,000 or 150% from the corresponding period in 2017 primarily due to additional offices and increased personnel associated with the retail assets acquired from StockCross.

Employee compensation and benefit costs for the six months ended June 30, 2018 were $6,951,000, an increase of $4,913,000 or 241% from the corresponding period in 2017 primarily due to additional sales representatives and general personnel associated with the retail assets acquired from StockCross.

Clearing fees and floor brokerage costs for the six months ended June 30, 2018 were $1,581,000, an increase of $1,013,000 or 178% from the corresponding period in 2017 primarily due to increased retail customer trading volume and increased activity associated with the retail assets acquired from StockCross.

Other general and administrative expenses for the six months ended June 30, 2018 were $1,224,000, an increase of $480,000 or 65% from the corresponding period in 2017 primarily due to expenses attributed to the increased activity associated with the retail assets acquired from StockCross.

Professional fees for the six months ended June 30, 2018 were $1,095,000, an increase of $202,000 or 23% from the corresponding period in 2017 primarily due to an increase in business activities and development.

Occupancy costs for the six months ended June 30, 2018 were $489,000, an increase of $268,000 or 121% from the corresponding period in 2017 primarily due to an increase in the number of offices associated with the retail assets acquired from StockCross.

Communications expenses for the six months ended June 30, 2018 were $249,000, an increase of $114,000 or 84% from the corresponding period in 2017 primarily due to increased activity associated with the retail assets acquired from StockCross.

Advertising and promotion expenses for the six months ended June 30, 2018 were $34,000, a decrease of $11,000 or 24% from the corresponding period in 2017 primarily due to a reduction in print media.

Provision for income taxes for the six months ended June 30, 2018 was $550,000, an increase of $550,000 from the corresponding period in 2017 primarily due to the increase in income before provision for income taxes.

Liquidity and Capital Resources

Our working capital is invested in cash and cash equivalents. Our total assets as of June 30, 2018 were $10,310,000, of which $6,686,000, or 65%, is highly liquid.

MSCO is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 or “Uniform Net Capital Rule”), which requires the maintenance of minimum net capital. As of June 30, 2018, MSCO’s regulatory net capital was $7,672,000, which was $7,422,000 in excess of its minimum capital requirement of $250,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Working capital is generally invested temporarily in dollar-denominated money market funds. These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through two clearing brokers, one of which is a related party, on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge MSCO for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. MSCO regularly monitors the activity in its customer accounts for compliance with its margin requirement. MSCO is exposed to the risk of loss on unsettled customer transactions if customers fail to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the six months ended June 30, 2018 and June 30, 2017.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We identified certain material weaknesses in our internal controls over financial reporting in our 2017 Form 10-K. We are in the process of developing a remediation plan under the supervision of the Audit Committee and Board of Directors to improve the effectiveness of our controls.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of our management, all such matters are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the risk factors discussed in Part I, Item 1A - “Risk Factors,” in our 2017 Form 10-K, which could materially affect our business, financial position, and results of operations in addition to the following risk factor which updates and replaces the risk factor captioned “There may be no public market for our common stock” previously disclosed in our 2017 Form 10-K:

“There may be no public market for our common stock.

Approximately 6,470,081 shares of our Common Stock (approximately 23.8% of the total outstanding), are currently held by the public. Although our Common Stock is traded on the NASDAQ Capital Market, there can be no assurance that an active public market will continue.”

Except for the foregoing, there are no material changes from the risk factors set forth in Part I, Item 1A - “Risk Factors,” in our 2017 Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary
(Principal executive, financial and accounting officer)

Dated: August 13, 2018
15

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
16