Form 10-Q
period 2018-09-30
SIEBERT FINANCIAL CORP
filed 2018-11-14
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2018, there were 27,157,188 shares of our common stock, par value $.01 per share outstanding.

Unless expressly otherwise indicated or the context requires otherwise, the terms “Siebert,” “Company,” “we,” “us,” and “our” in this document refer to Siebert Financial Corp., a New York corporation, and its wholly-owned subsidiaries. The term “MSCO” shall refer to Muriel Siebert & Co., Inc., a Delaware corporation and registered broker-dealer, the term “NXT” shall refer to Siebert AdvisorNXT, Inc., a New York corporation registered with the Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor, the term “PWC” shall refer to Park Wilshire Companies Inc., a Texas corporation and licensed insurance agency, and the term “KCAT” shall refer to KCA Technologies, LLC, a Nevada limited liability company and owner of certain intellectual property and related computer software for optimizing investment portfolios (“robo technology”). MSCO, NXT, PWC, and KCAT are wholly-owned subsidiaries of the Company.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Financial Condition

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$7,341,000	$3,765,000
Receivables from brokers	2,177,000	1,396,000
Deferred tax asset	1,393,000	—
Receivable from related party	1,000,000	283,000
Software	678,000	—
Furniture, equipment and leasehold improvements, net	528,000	347,000
Prepaid expenses and other assets	376,000	234,000
Securities owned, at fair value	—	—
	$13,493,000	$6,025,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Income taxes payable	$908,000	$125,000
Accounts payable and accrued liabilities	761,000	561,000
Due to related party	—	127,000
	1,669,000	813,000

Commitments and Contingencies
Stockholders’ equity:
Common stock, $.01 par value; 49,000,0000 shares authorized, 27,157,188 shares issued and outstanding as of September 30, 2018 and December 31, 2017	271,000	271,000
Additional paid-in capital	7,641,000	7,641,000
Retained earnings/(Accumulated deficit)	3,912,000	(2,700,000)
	11,824,000	5,212,000

	$13,493,000	$6,025,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Margin interest, marketing and distribution fees	$2,731,000	$1,850,000	$7,953,000	$4,477,000
Principal transactions	2,634,000	154,000	7,838,000	360,000
Commissions and fees	2,465,000	1,077,000	7,651,000	3,295,000
Interest	34,000	4,000	69,000	9,000
Advisory fees	20,000	4,000	38,000	16,000
Total Revenue	7,884,000	3,089,000	23,549,000	8,157,000

Expenses:
Employee compensation and benefits	3,668,000	1,031,000	10,619,000	3,069,000
Other general and administrative	650,000	275,000	1,874,000	1,020,000
Clearing fees, including floor brokerage	631,000	252,000	2,212,000	819,000
Professional fees	477,000	372,000	1,572,000	1,265,000
Occupancy	248,000	86,000	737,000	306,000
Communications	120,000	56,000	369,000	192,000
Advertising and promotion	6,000	16,000	40,000	61,000
Total Expenses	5,800,000	2,088,000	17,423,000	6,732,000

Income before (benefit) from income taxes	2,084,000	1,001,000	6,126,000	1,425,000
(Benefit) from income taxes	(1,035,000)	—	(485,000)	—
Net Income	$3,119,000	$1,001,000	$6,611,000	$1,425,000

Net income per share of common stock
Basic and diluted	$.11	$.05	$.24	$.06

Weighted average shares outstanding
Basic and diluted	27,157,188	22,085,126	27,157,188	22,085,126

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$6,611,000	$1,425,000
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Reduction in valuation allowance related to deferred tax asset	(1,393,000)	—
Depreciation and amortization	91,000	90,000

Changes in:
Securities owned, at fair value	—	92,000
Receivables from brokers	(781,000)	(494,000)
Prepaid expenses and other assets	(142,000)	(12,000)
Income taxes payable	784,000	—
Due to related party	(127,000)	—
Receivable from related party	(717,000)	—
Accounts payable and accrued liabilities	200,000	(266,000)
Net cash provided by operating activities	4,526,000	835,000

Cash Flows From Investing Activities:
Purchase of furniture, equipment, and leasehold improvements	(272,000)	(350,000)
Software	(678,000)	—
Net cash used in investing activities	(950,000)	(350,000)

Net increase in cash and cash equivalents	3,576,000	485,000
Cash and cash equivalents - beginning of period	3,765,000	2,730,000
Cash and cash equivalents - end of period	$7,341,000	$3,215,000

Supplemental Schedule Of Non-Cash Financing Activities:
Payment by related party of expenses	$—	$803,000

Supplemental Cash Flow Information:
Taxes paid	$126,000	$39,000

See notes to condensed consolidated financial statements.

Siebert Financial Corp. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017

1.	Business and Basis of Presentation

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and registered broker-dealer, its investment advisory business through its wholly-owned subsidiary, Siebert AdvisorNXT, Inc. (“NXT”), a New York corporation registered with the Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor, its insurance business through its wholly-owned subsidiary, Park Wilshire Companies Inc. (“PWC”), a Texas corporation and licensed insurance agency, and  KCA Technologies, LLC, (“KCAT”), a Nevada limited liability company and owner of certain intellectual property and related computer software for optimizing investment portfolios (“robo technology”). For purposes of this Quarterly Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, NXT, PWC, and KCAT collectively, unless the context otherwise requires.

Our principal offices are located at 120 Wall Street, New York, NY 10005, and our phone number is (212) 644-2400. Our Internet address is www.siebertnet.com. Our SEC filings are available through our website at www.siebertnet.com, where investors are able to obtain copies of our public filings free of charge. Our common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The condensed consolidated financial statements presented herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of our management, necessary for a fair presentation of the financial position and results of operations of the interim periods pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The balance sheet as of December 31, 2017 has been derived from the consolidated statements of financial condition at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Due to the nature of our business, the results of operations for the three months and nine months ended September 30, 2018 are not necessarily indicative of operating results for the full year.

As further disclosed in our 2017 Form 10-K, the Company acquired certain retail broker-dealer assets of StockCross Financial Services, Inc. (“StockCross”), an affiliate of the Company. The impact of this acquisition has resulted in a significant improvement in operations for the three months and nine months ended September 30, 2018 as compared to the three months and the nine months ended September 30, 2017.

Recent Developments

As of June 25, 2018, Siebert joined the broad-market Russell 3000® Index. Annual Russell U.S. Indexes reconstitution captures the 4,000 largest U.S. stocks as of May 11, ranking them by total market capitalization. Membership in the Russell 3000® Index, which remains in place for one year, means automatic inclusion in the large-cap Russell 1000® Index or small-cap Russell 2000® Index as well as the appropriate growth and value style indexes. Russell U.S. Indexes are widely used by investment managers and institutional investors as the basis for index funds and as benchmarks for active investment strategies and approximately $9 trillion in assets are benchmarked against Russell U.S. Indexes.

On August 21, 2018, Siebert acquired all of the issued and outstanding membership interests of KCAT from Kennedy Cabot Acquisition, LLC (“KCA”), a certain related party of Siebert, for approximately $690,000. KCAT is a robo technology company initially tasked with developing a sophisticated robo product for Siebert AdvisorNXT (“Robo Platform”). The Robo Platform provides clients with an automated wealth management solution intended to maximize portfolio returns based on the client’s specific risk tolerance. The Robo Platform utilizes Modern Portfolio Theory to create optimal portfolios for each client by selecting low-cost, well-managed exchange traded funds (“ETFs”) and exchange traded notes (“ETNs”), and automatically rebalances portfolios in light of prevailing market conditions. Within the Robo Platform, the client has the option of using a pure robo track, or can opt for a hybrid approach, which combines the robo track with a traditional wealth manager to help manage their portfolio and make investment recommendations. See footnote 12 for additional information on the KCAT acquisition and the Robo Platform.

2.	Per Share Data

Basic earnings per share is calculated by dividing net income by the weighted average of the number of outstanding common shares during the period. The Company had net income of $3,119,000 for the three months ended September 30, 2018 as compared to net income of $1,001,000 for the three months ended September 30, 2017. The Company had net income of $6,611,000 for the nine months ended September 30, 2018 as compared to net income of $1,425,000 for the nine months ended September 30, 2017.

3.	Net Capital

MSCO is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 or “Uniform Net Capital Rule”), which requires the maintenance of minimum net capital. MSCO has elected to use the alternative method, permitted by the Uniform Net Capital Rule, which requires that MSCO maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. The Uniform Net Capital Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5% of aggregate debits. As of September 30, 2018, MSCO had net capital of $9,701,000 as compared with net capital requirement of $250,000. MSCO claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).

4.	Revenue Recognition

On January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 by applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

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

Disaggregation of Revenue

Below is a breakdown of the Company’s revenue:

		Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Stream	Statements of Operations Classification	2018	2017	2018	2017

Revenue from Principal transactions:
Principal transactions – non StockCross	Principal transactions	$437,000	$154,000	$1,514,000	$360,000
Principal transactions attributed to assets acquired from StockCross	Principal transactions	2,197,000	—	6,324,000	—
Total Revenue from Principal transactions		2,634,000	154,000	7,838,000	360,000

Revenue from Commissions and fees:
Commissions and fees – non StockCross	Commissions and fees	2,068,000	1,077,000	6,185,000	3,295,000
Commissions and fees attributed to assets acquired from StockCross	Commissions and fees	397,000	—	1,466,000	—
Total Revenue from Commissions and fees		2,465,000	1,077,000	7,651,000	3,295,000

Revenue from Margin interest, marketing and distribution fees:
Margin interest, marketing and distribution fees – non StockCross	Margin interest, marketing and distribution fees	2,409,000	1,850,000	7,049,000	4,477,000
Margin interest, marketing and distribution fees attributed to assets acquired from StockCross	Margin interest, marketing and distribution fees	322,000	—	904,000	—
Total Revenue from Margin interest, marketing and distribution fees		2,731,000	1,850,000	7,953,000	4,477,000

Other Revenue:
Interest – non StockCross	Interest	34,000	4,000	69,000	9,000
Advisory fees – non StockCross	Advisory fees	20,000	4,000	38,000	16,000

Total Revenue	Total Revenue	$7,884,000	$3,089,000	$23,549,000	$8,157,000

Principal transactions are recorded on a trade-date basis and primarily represent riskless principal transactions in which the Company, after receiving an order, buys or sells securities as principal and at the same time buys or sells the securities with a markup or markdown to complete the order.

Commission and fees, margin interest, marketing and distribution fees, and related clearing expenses are recorded on a trade-date basis. Fees, consisting primarily of revenue participation with the Company’s clearing brokers in distribution fees and interest, are recorded as earned.

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

The availability of observable inputs can vary from security to security and is affected by a variety of factors, such as the type of security, the liquidity of markets, and other characteristics particular to the security. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. As such, the degree of judgment exercised in determining fair value is greatest for instruments categorized in level 3.

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

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis is as follows:

U.S. Government Securities: U.S. government securities are valued using quoted market prices and as such, valuation adjustments are not applied. Accordingly, U.S. government securities are generally categorized in level 1 of the fair value hierarchy.

Municipal Securities: Municipal securities are valued using recently executed transactions, market price quotations (when observable), bond spreads from independent external parties such as vendors and brokers, adjusted for any basis difference between cash and derivative instruments. The spread data used is for the same maturity as the bond. Municipal securities are generally categorized in level 2 of the fair value hierarchy.

Corporate Bonds and Convertible Preferred Stock: The fair value of corporate bonds and convertible preferred stock are determined using recently executed transactions, market price quotations (when observable), bond spreads, or credit default swap spreads obtained from independent external parties such as vendors and brokers, adjusted for any basis difference between cash and derivative instruments. The spread data used is for the same maturity as the bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When position-specific external price data is not observable, fair value is determined based on either benchmarking to similar instruments or cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates as significant inputs. Corporate bonds and convertible preferred stocks are generally categorized in level 2 of the fair value hierarchy.

Exchange-Traded Equity Securities: Exchange-traded equity securities are valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in level 1 of the fair value hierarchy; otherwise, they are categorized in level 2 or level 3 of the fair value hierarchy.

Certificates of Deposit: Certificates of deposit included in investments are valued at cost, which approximates fair value. These are categorized within segregated investments in level 2 of the fair value hierarchy.

Unit Investment Trusts: Units of unit investment trusts are carried at redemption value, which represents fair value. Units of unit investment trusts are categorized in level 1 of the fair value hierarchy.

There were no inventory positions as of September 30, 2018 and as of December 31, 2017.

6.	Commitments and Contingencies

Retail customer transactions are cleared, on a fully disclosed basis, through two clearing brokers, one of which is a related party. If customers do not fulfill their contractual obligations, the clearing broker may charge MSCO for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. MSCO regularly monitors the activity in its customer accounts for compliance with its margin requirement. MSCO is exposed to the risk of loss on unsettled customer transactions if customers fail to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the nine months ended September 30, 2018 and September 30, 2017.

7.	Provision for Income Taxes

Income taxes consist of the following:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Current income taxes
Federal	$300,000	$847,000
State	58,000	61,000
	358,000	908,000

Deferred tax benefit
Federal	(423,000)	(423,000)
State	(970,000)	(970,000)
	(1,393,000)	(1,393,000)

Total (Benefit) from income taxes	$(1,035,000)	$(485,000)

 For interim financial reporting, we estimate the effective tax rate for tax jurisdictions which is applied to the year to date income before taxes. For the three months and nine months ended September 30, 2018, our effective tax rate was -50% and -8%, respectively, due to the reversal of the valuation allowance for the deferred tax asset.

     As of September 30, 2018, we adjusted a portion of our valuation allowance against our deferred tax asset arising in U.S. federal and state jurisdictions as the realization of such asset is considered to be more likely than not realizable at this time. As a result, we recognized a net deferred tax asset amounting to approximately $1,393,000 as of September 30, 2018, and our income tax expense decreased $1,393,000 for the three months and nine months ended September 30, 2018. A deferred tax asset of approximately $6,619,000 is reported net of a valuation allowance of $5,226,000.

     In a future period, the Company’s assessment of the realizability of deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative, in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record an additional substantial tax benefit or expense when that occurs.

     As of September 30, 2018, the Company had federal and state net operating loss carryforwards of $22,657,000 and $15,834,000, respectively, which expire between 2029 and 2036. Utilization of the Company’s net operating loss carryforwards for federal tax purposes and certain state jurisdictions are subject to annual limitations of approximately $900,000 per year under Internal Revenue Code Section 382 due to a previous change in ownership.

     In regard to the effect of the Tax Cuts and Jobs Act, we determined that the primary change applicable to us will result in lower income tax expense in 2018 as well as subsequent years. The statutory federal income rates in effect of 34% as of December 31, 2017 and 21% in subsequent periods were utilized to calculate the income tax provision and this provision will result in lower income tax expense in 2018 as well as subsequent years. In addition, the change in federal income tax rates affected the valuation of our gross deferred tax asset; however, there was no material impact to the financials as of December 31, 2017 through June 30, 2018 as there was a full valuation allowance during those periods."

The reconciliation between the income tax provision and income taxes computed by applying the statutory federal income tax rate to income before income taxes for the three months and nine months ended September 30, 2018 is as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Expected income tax at statutory federal tax rate (21%)	$438,000	$1,286,000
Tax amortization of intangible assets	(70,000)	(210,000)
Depreciation	8,000	19,000
Net operating loss	(47,000)	(141,000)
Temporary differences - charitable contributions	4,000	(57,000)
State taxes	25,000	11,000
Reversal of valuation allowance	(1,393,000)	(1,393,000)
Total (Benefit) from income taxes	$(1,035,000)	$(485,000)

The primary item giving rise to the deferred tax asset is as follows:

Net operating loss carryforwards	$6,619,000
Valuation allowance	(5,226,000)
Net deferred tax asset	$1,393,000

As of December 31, 2017, March 31, 2018 and June 30, 2018, the Company’s deferred tax asset was primarily the result of U.S. and state net operating loss carryforwards. A full valuation allowance was recorded against the gross deferred tax asset as of December 31, 2017, March 31, 2018 and June 30, 2018. For the three months and nine months ended September 30, 2018, the Company recorded a net valuation allowance reversal of $1,393,000 related to net operating losses, on the basis of management’s reassessment of the amount of its deferred tax asset that is more likely than not to be realized.

As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of September 30, 2018, the Company had achieved a full year of positive earnings in 2017 as well as three consecutive quarters of positive earnings in 2018. In addition, the 2018 results included almost a full year of the results post-acquisition of the retail assets from StockCross. Based on our analysis of the positive and negative evidence, management determined that sufficient positive evidence existed as of September 30, 2018 to conclude that a portion of deferred tax asset was realizable. Therefore, we reduced the valuation allowance and income tax expense accordingly.

8.	Non-Recurring Charges

There were no non-recurring charges for the three months ended September 30, 2017. Included in the nine months ended September 30, 2017 is $342,000 primarily due to relocating the firm’s call center and costs associated with staff reductions.

9.	Related Party Transactions

The Company earned revenue and incurred expenses of $2,916,000 and $307,000, respectively, from StockCross for the three months ended September 30, 2018. The Company earned revenue and incurred expenses of $8,694,000 and $1,271,000, respectively, from StockCross for the nine months ended September 30, 2018.

As of September 30, 2018, the Company is owed a receivable from StockCross of $1,625,000. For the three months and nine months ended September 30, 2018, the Company received $14,000 in commissions and fees for a StockCross insurance policy.

10.	Liabilities

Included in the September 30, 2018 condensed consolidated statements of financial condition is $312,000 of commissions payable as part of accounts payable and accrued liabilities.

11.	Leases

In addition to the leases stated in our 2017 Form 10-K, the Company committed to the below lease. The future minimum base rental payments under this operating lease are as follows:

	Total	2019	2020	2021	2022	2023	Later Years
Jersey City Office	$2,212,000	$382,000	$428,000	$441,000	$454,000	$468,000	$39,000

12.	KCAT Acquisition and Software

On August 21, 2018, the Company signed a purchase agreement to acquire from KCA all of the issued and outstanding membership interests of KCAT. The net assets of KCAT included cash and capitalized software related to the Robo Platform. We have concluded that KCAT did not constitute a business in accordance with ASC Topic 805 and thus we accounted for this transaction as an asset acquisition. The majority of the shares of KCA were owned by the same shareholders who owned the majority of the shares of the Company. The Company's Board of Directors unanimously approved the acquisition of KCAT. The acquisition of KCAT was completed on August 21, 2018. The total consideration for the acquisition of KCAT was approximately $690,000. We believe that the Robo Platform will increase the breadth of our product offering and will generate substantial opportunity for the Company by appealing to customers within new demographics.

The software acquired from KCAT is accounted for under ASC Topic 985, Software, and shall be amortized over a 3 year period beginning in Q2 of 2019, the date we estimate the software will launch for commercial purposes.

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

The following table presents certain metrics for, and as of, various periods within 2018 and 2017, which we use in evaluating our business.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Retail Customer Activity	2018	2017	2018	2017
Total retail trades	82,120	50,025	262,610	155,043
Average commission per retail trade	$23.43	$20.35	$22.87	$20.63

	As of September 30,
Retail Customer Metrics	2018	2017
Retail customer net worth (in billions)	$11.7	$7.5
Retail customer money market fund value (in billions)	$0.6	$0.7
Retail free credit balances (in billions)	$0.4	$0.3
Retail customer margin debit balances (in billions)	$0.4	$0.3
Retail customer accounts with positions	39,247	27,020

Description
·	Total retail trades represents retail trades that generate commissions.
·	Average commission per retail trade represents the average commission generated for all types of retail customer trades.
·	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
·	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
·	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.
·	Retail customer accounts with positions represents retail customers with cash and/or securities in their accounts.

We, like other securities firms, are directly affected by general economic and market conditions including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates, and demand for brokerage and advisory services, all of which can affect our relative profitability. In periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, such as salaries and related costs, as well as portions of communications and occupancy expenses. Accordingly, earnings for any period should not be considered representative of any other period.

Critical Accounting Policies

We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management makes significant estimates that affect the reported amounts of assets, liabilities, revenue, and expenses as well as the related disclosure of contingent assets and liabilities included in the financial statements. The estimates relate primarily to revenue and expenses in the normal course of business as to which we receive no confirmations, invoices, or other documentation at the time the books are closed. We use our best judgment, based on our knowledge of these revenue transactions and expenses incurred, to estimate the amount of such revenue and expenses. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently receive the actual confirmations, invoices, or other documentation. Estimates are also used in determining the useful lives of intangible assets and the fair market value of intangible assets. We also estimate the valuation allowance relating to the deferred tax asset based on more likely than not criteria. Our analysis includes positive and negative evidence available such as past operating history, estimated projected taxable income, industry and economic statistics, and the impact of the Tax Cuts and Jobs Act. Our management believes that its estimates are reasonable.

We are planning to capitalize certain costs related to the development of the Robo Platform upon completion. As indicated in footnote 12, we are in the development and testing phase as there are additional features and functionalities needed to be built out. The types of costs we will capitalize include expenses such as consulting fees for third-party developers working on the project. Costs related to post-implementation activities will be expensed as incurred. Internal-use software is amortized on a straight-line basis over the estimated useful life of the asset, which is expected to be three years.

Significant Events in the Third Quarter of 2018

KCAT Acquisition and Software

Post-acquisition of KCAT and the AdvisorNXT code, we are continuing to enhance and tailor the Robo Platform to fit our strategic needs. As part of the most recent wave of development, our goals were to streamline the online account opening process, build out new automation for money movement, and improve the visuals and branding for a better client experience.

As of the end of this quarter we have met these goals and have successfully launched the Robo Platform with the ability to onboard clients. In addition, we have made significant progress in the development of key algorithms and have remastered the portfolio selection process. The Robo Platform onboarding application is currently located at https://app.advisornxt.com/get-started.

Going forward, we are working on streamlining connectivity between the Robo Platform and the client website, our back office databases, and our clearing providers. In addition, we are continuing to automate trading and back office tasks related to rebalancing client portfolios and processing fees. These improvements will be critical as we continue to scale the Robo Platform and we anticipate the majority of these new features to become fully operational during Q2 of 2019. We are excited to offer our dynamic Robo Platform to our current client base and when the application becomes fully operational, we will implement a strategic plan focused on customer acquisition.

Deferred Tax Asset

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we began with historical results and incorporated assumptions about the amount of future state and federal pretax operating income adjusted for items that did not have tax consequences. The assumptions about future taxable income required significant judgment and are consistent with the plans and estimates we use to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we considered three years of cumulative operating loss.

Evaluation of Deferred Tax Asset as of December 31, 2017 through June 30, 2018

We did not recognize a deferred tax asset as of December 31, 2017 through June 30, 2018 based on our analysis of positive and negative evidence available. In assessing the amount to be recorded as a deferred tax asset, we considered the following factors:

Positive Evidence
•	Positive earnings for 2017.
•	Preliminary positive earnings for first six months of 2018 and positive projections for the full year.

Negative Evidence
•	Track record of positive earnings in 2018 is limited.
•	Significant losses in 2016, 2015, and 2014.
•	The unpredictable nature of future revenue streams.
•	The potential correction in the market, which could result in losses to the Company and the inability to use the tax asset.
•	The uncertainty in the political environment which could result in a change in the tax code that may cause market repercussions.
•	The effect of the tariffs on the economy.
•	Increased competitive pressures.

ASC 740-10-30-22(c),  provides examples of positive evidence that might support a conclusion that a valuation allowance is not needed when there is negative evidence. According to ASC 740-10-30-22(c), an example of positive evidence that might overcome negative evidence is "a strong earnings history exclusive of the loss that created the future deductible amount (tax loss carryforward or deductible temporary difference) coupled with evidence indicating that the loss (for example, an unusual, infrequent, or extraordinary item) is an aberration rather than a continuing condition."

In consideration of the guidance shown above, as of December 31, 2017, we believe that the Company did not have enough financial track record to be classified as having a “strong earnings history” as identified above. As of June 30, 2018, we considered the improved operating results post-acquisition of the retail assets from StockCross; however, we still believed that there was not enough financial track record for the Company to be classified as having a “strong earnings history.” In addition, a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective evidence limited the ability to consider other subjective evidence such as our projections for future growth.

Accordingly, the positive financial performance was insufficient to outweigh the negative evidence as indicated above, and we concluded, using the more likely than not criteria, that a full valuation allowance for the deferred tax asset was appropriate as of December 31, 2017, March 31, 2018, and June 30, 2018 and the evidence did not support recording a partial valuation allowance.

Evaluation of Deferred Tax Asset as of September 30, 2018

As of September 30, 2018, we recognized a deferred tax asset based on the additional positive evidence available. In assessing the amount to be recorded as a deferred tax asset, we considered the positive and negative evidence referenced above, as well as the below evidence:

Subsequent Positive Evidence
•	Three quarters of significantly improved operating results in comparison to 2017 and historical years.
•	Almost a full year of positive earnings post-acquisition of the retail assets from StockCross.
•	Taxable income of approximately $6 million as of September 30, 2018.
•	Revised projected taxable income for fiscal year 2018, 2019 and 2020 exceeding original projections performed at the end of 2017.

As of September 30, 2018, we considered the guidance from ASC 740-10-30-22(c) and believed that with three quarters of significantly improved operating results from the acquisition of the retail assets from StockCross, we concluded that the Company had a sufficient track record of positive performance as well as a trend of improving results to be classified as having a “strong earnings history.” While the negative evidence considered as of December 31, 2017 through June 30, 2018 was still relevant, the objective evidence of the Company’s performance during 2018 supported the positive evidence outweighing the negative.

As such, as of September 30, 2018, we believe that it was reasonable to record a deferred tax asset (net of valuation allowance) of approximately $1,393,000 as projected for the next three years. In assessing the amount to be recorded as a deferred tax asset, we concluded that a period not exceeding 3 years was a reasonable projection period due to increasing competitive pressures, regulatory costs, and the volatile political and economic environment.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net income for the three months ended September 30, 2018 was $3,119,000, an increase of $2,118,000 or 212% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross, the recognition of a deferred tax asset, and an increase in interest bearing earnings.

Total revenue for the three months ended September 30, 2018 was $7,884,000, an increase of $4,795,000 or 155% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross and an increase in interest bearing earnings.

Margin interest, marketing and distribution fees for the three months ended September 30, 2018 were $2,731,000, an increase of $881,000 or 48% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross and an increase in interest rates.

Principal transactions for the three months ended September 30, 2018 were $2,634,000, an increase of $2,480,000 or 1,610% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Commissions and fees for the three months ended September 30, 2018 were $2,465,000, an increase of $1,388,000 or 129% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Interest for the three months ended September 30, 2018 was $34,000, an increase of $30,000 or 750% from the corresponding period in 2017 primarily due to increased cash balances.

Advisory fees for the three months ended September 30, 2018 were $20,000, an increase of $16,000 or 400% from the corresponding period in 2017 due to the preliminary launch of the robo technology.

Total expenses for the three months ended September 30, 2018 were $5,800,000, an increase of $3,712,000 or 178% from the corresponding period in 2017 due to items related to the retail assets acquired from StockCross such as additional personnel and office space requirements.

Employee compensation and benefits for the three months ended September 30, 2018 were $3,668,000, an increase of $2,637,000 or 256% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Other general and administrative expenses for the three months ended September 30, 2018 were $650,000, an increase of $375,000 or 136% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Clearing fees, including floor brokerage expenses for the three months ended September 30, 2018 were $631,000, an increase of $379,000 or 150% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Professional fees for the three months ended September 30, 2018 were $477,000, an increase of $105,000 or 28% from the corresponding period in 2017 primarily due to activities and developments related to expanding our business.

Occupancy expenses for the three months ended September 30, 2018 were $248,000, an increase of $162,000 or 188% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Communications expenses for the three months ended September 30, 2018 were $120,000, an increase of $64,000 or 114% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Advertising and promotion expenses for the three months ended September 30, 2018 were $6,000, a decrease of $10,000 or 63% from the corresponding period in 2017.

Provision for income taxes for the three months ended September 30, 2018 was a credit of $1,035,000, a decrease of $1,035,000 from the corresponding period in 2017 which consisted of a credit of $1,393,000 due to the recognition of a deferred tax asset partially offset by income taxes of $358,000.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income for the nine months ended September 30, 2018 was $6,611,000, an increase of $5,186,000 or 364% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross, the recognition of a deferred tax asset, and an increase in interest bearing earnings. Included in net income for the nine months ended September 30, 2017 is $342,000 of non-recurring costs primarily due to relocating the firm’s call center and costs associated with staff reductions.

Total revenue for the nine months ended September 30, 2018 was $23,549,000, an increase of $15,392,000 or 189% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross and an increase in interest bearing earnings.

Margin interest, marketing and distribution fees for the nine months ended September 30, 2018 were $7,953,000, an increase of $3,476,000 or 78% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross and an increase in interest rates.

Principal transactions for the nine months ended September 30, 2018 were $7,838,000, an increase of $7,478,000 or 2,077% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Commissions and fees for the nine months ended September 30, 2018 were $7,651,000, an increase of $4,356,000 or 132% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Interest for the nine months ended September 30, 2018 was $69,000, an increase of $60,000 or 667% from the corresponding period in 2017 primarily due to increased cash balances.

Advisory fees for the nine months ended September 30, 2018 were $38,000, an increase of $22,000 or 138% from the corresponding period in 2017 primarily due to the preliminary launch of the robo technology.

Total expenses for the nine months ended September 30, 2018 were $17,423,000, an increase of $10,691,000 or 159% from the corresponding period in 2017 primarily due to items related to the retail assets acquired from StockCross such as additional personnel and office space requirements.

Employee compensation and benefits for the nine months ended September 30, 2018 were $10,619,000, an increase of $7,550,000 or 246% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Other general and administrative expenses for the nine months ended September 30, 2018 were $1,874,000, an increase of $854,000 or 84% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Clearing fees, including floor brokerage expenses for the nine months ended September 30, 2018 were $2,212,000, an increase of $1,393,000 or 170% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Professional fees for the nine months ended September 30, 2018 were $1,572,000, an increase of $307,000 or 24% from the corresponding period in 2017 primarily due to activities and developments related to expanding our business.

Occupancy expenses for the nine months ended September 30, 2018 were $737,000, an increase of $431,000 or 141% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Communications expenses for the nine months ended September 30, 2018 were $369,000, an increase of $177,000 or 92% from the corresponding period in 2017 primarily due to the retail assets acquired from StockCross.

Advertising and promotion expenses for the nine months ended September 30, 2018 were $40,000, a decrease of $21,000 or 34% from the corresponding period in 2017.

Provision for income taxes for the nine months ended September 30, 2018 was a credit of $485,000, a decrease of $485,000 from the corresponding period in 2017 which consisted of a credit of $1,393,000 due to the recognition of a deferred tax asset partially offset by income taxes of $908,000.

Liquidity and Capital Resources

Our working capital is invested in cash and cash equivalents. Our total assets as of September 30, 2018 were $13,493,000, of which $7,341,000, or 54%, is highly liquid.

MSCO is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 or “Uniform Net Capital Rule”), which requires the maintenance of minimum net capital. As of September 30, 2018, MSCO’s regulatory net capital was $9,701,000, which was $9,451,000 in excess of its minimum capital requirement of $250,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Working capital is generally invested temporarily in bank deposits, which may at times exceed FDIC limits. We have not incurred any losses associated with such excess deposits.

Retail customer transactions are cleared, on a fully disclosed basis, through two clearing brokers, one of which is a related party. If customers do not fulfill their contractual obligations, the clearing broker may charge MSCO for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. MSCO regularly monitors the activity in its customer accounts for compliance with its margin requirement. MSCO is exposed to the risk of loss on unsettled customer transactions if customers fail to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the nine months ended September 30, 2018 and September 30, 2017.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

As a result of the following enhancements in the Company’s reporting process, the issues regarding the historical material weaknesses have been remedied as of September 30, 2018.

We have implemented a number of measures to address the material weaknesses identified in our internal controls over financial reporting which were disclosed in our 2017 Form 10-K. During the first nine months of 2018, we increased our accounting staff by hiring an individual with appropriate experience applying GAAP technical accounting guidance. We have also engaged an independent CPA/Consultant who has extensive experience in SEC reporting, internal controls, and compliance and has been intimately involved in these areas to remediate the material weaknesses identified. We designed additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP regarding complex accounting issues.

Management concluded that the material weaknesses as defined in the 2017 Form 10-K did not have any material effect on the financial statements contained in the Form 10-Q for the quarters ended March 31, 2018, June 30, 2018, and September 30, 2018.

Except as described above, there were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Approximately 6,925,906 shares of our common stock (approximately 25.5% of the total outstanding), are currently held by the public. Although our Common Stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.”

Except for the foregoing, there are no material changes from the risk factors set forth in Part I, Item 1A -“Risk Factors,” in our 2017 Form 10-K.

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

Dated: November 14, 2018

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