Form 10-K
period 2018-12-31
SIEBERT FINANCIAL CORP
filed 2019-03-29
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to _____________________

Commission file number 0-5703

Siebert Financial Corp.
(Exact name of registrant as specified in its charter)

New York	11-1796714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Wall Street, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

(212) 644-2400
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock - $0.01 par value	The Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act:

NONE
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018), was approximately $67,418,000.

The number of shares of the registrant’s outstanding Common Stock, as of March 26, 2019, was 27,157,188 shares.

Documents Incorporated by Reference: None

SIEBERT FINANCIAL CORP.

PART I
ITEM 1. BUSINESS

Overview of Company

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned subsidiaries:

•	Retail discount brokerage business through Muriel Siebert & Co., Inc. (“MSCO”), a registered broker-dealer;
•	Investment advisory business through Siebert AdvisorNXT, Inc. (“AdvisorNXT”), a Registered Investment Advisor;
•	Insurance services through Park Wilshire Companies Inc. (“PWC”), a licensed insurance agency; and
•	Robo-advisory technology development through KCA Technologies, LLC. (“KCAT”).

For purposes of this Annual Report on Form 10-K, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., and its subsidiaries collectively, unless the context otherwise requires.

Our principal offices are located at 120 Wall Street, New York, New York, 10005, and our phone number is (212) 644-2400. Our Internet address is www.siebertnet.com. Our Securities and Exchange Commission (“SEC”) filings are available through our website at www.siebertnet.com, where investors are able to obtain copies of our public filings free of charge. Our common stock, par value $.01 per share (the “Common Stock”) trades on the Nasdaq Capital Market under the symbol “SIEB.”

Business

Muriel Siebert & Co., Inc.

Discount Brokerage and Related Services. MSCO became a discount broker on May 1, 1975 and is a member of The New York Stock Exchange, Inc. (“NYSE”). In 1998, MSCO began to offer its customers access to their accounts through www.siebertnet.com, its website. MSCO’s focus of its discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including traditional trading through a broker on the telephone or via the Internet, at commissions that are substantially lower than those of full-commission firms. MSCO clears part of its securities transactions on a fully disclosed basis through its affiliate StockCross Financial Services, Inc. (“StockCross”). MSCO operates on a month-to-month clearing agreement contract with StockCross. MSCO also clears a part of its securities transactions on a fully disclosed basis through National Financial Services Corp. (“NFS”), a wholly-owned subsidiary of Fidelity Investments. MSCO had a clearing agreement contract with NFS set to expire in July 2017 that was extended on a month-to-month basis.

MSCO serves customers who generally make their own equity investment decisions and seeks to assist its customers in their investment decisions by offering a number of value added services, including easy access to account information. MSCO’s representatives are available to assist customers Monday through Friday and customers also have 24-hour access to MSCO’s services through wireless devices and over the Internet at www.siebertnet.com.

Independent Retail Execution Services. MSCO, and its clearing firms, StockCross and NFS, monitor order flow in an effort to ensure that customers are getting the best possible trade executions. MSCO does not make markets in securities, nor does it take positions against customer orders.

MSCO’s equity orders are routed by StockCross and NFS in a manner intended to afford MSCO’s customers the opportunity for price improvement on all orders. MSCO also offers customers execution services through various market centers for an additional fee, providing customers access to numerous market centers before and after regular market hours.

Customers may also indicate online interest in buying or selling fixed income securities, including municipal bonds, corporate bonds, mortgage-backed securities, government sponsored enterprises, unit investment trusts or certificates of deposit. These transactions are serviced by MSCO’s registered representatives.

Retail Customer Service. MSCO believes that its superior customer service enhances its ability to compete with larger discount brokerage firms and provides retail customers with personal service via toll-free access to dedicated customer service personnel for all of its products and services. Customer service personnel are located in each of MSCO’s offices. MSCO has 12 retail offices and uses a variety of customer relationship management systems that enables representatives, no matter where located, to view a customer’s requests. MSCO’s telephone system permits the automatic routing of calls to the next available qualified agent having the appropriate skill set.

Siebert 2018 Form 10-K 1

Retirement Accounts. MSCO offers customers a variety of self-directed retirement accounts. Custodial services are provided through StockCross and an affiliate of NFS, the firm’s clearing agents, who also serve as trustees for such accounts. Each IRA, SEP IRA, ROTH IRA, 401(k) and KEOGH account can be invested in mutual funds, stocks, bonds and other investments in a consolidated account.

Customer Financing. Customer margin accounts are carried through StockCross and NFS who lend customers a portion of the market value of certain securities held in the customer’s account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin financing, short sale or any other transaction, MSCO assumes the risk of its customers’ failure to meet their obligations in the event of adverse changes in the market value of the securities positions. MSCO, StockCross, and NFS reserve the right to set margin requirements higher than those established by the Federal Reserve System.

MSCO has established policies with respect to maximum purchase commitments for new customers or customers with inadequate collateral to support a requested purchase. Managers have some flexibility in the allowance of certain transactions. When transactions occur outside normal guidelines, MSCO monitors accounts closely until their payment obligations are completed; if the customer does not meet the commitment, MSCO takes steps to close out the position and minimize any loss. In the last five years, MSCO has not had any significant losses as a result of customers failing to meet commitments.

Information and Communications Systems. MSCO relies heavily on the data technology platform provided by its clearing agents, StockCross and NFS. These platforms offer interfaces to StockCross’ and NFS’ service provider’s mainframe computing system where all customer account records are kept and are accessible through MSCO’s data technology platform. MSCO’s systems also utilize browser-based access and other types of data communications. MSCO’s representatives use NFS systems, by way of MSCO’s data technology platform, to perform daily operational functions which include trade entry, trade reporting, clearing-related activities, risk management and account maintenance.

MSCO’s data technology platform offers services used in direct relation to customer activities as well as support for corporate use. Some of these services include email and messaging, market data systems and third party trading systems, business productivity tools and customer relationship management systems. MSCO’s data network is designed with redundancies in case a significant business disruption occurs.

MSCO’s voice network offers a call center feature that can route and queue calls for certain departments within the organization. Additionally, the system’s call manager offers reporting and tracking features which enable staff to determine how calls are being managed, such as time on hold, call duration and total calls by agent.

To ensure reliability and to conform to regulatory requirements related to business continuity, MSCO maintains backup systems and backup data, leverages cloud-based technology, and has a full-time offsite disaster recovery site to ensure business continuity during a potential wide-spread disruption. However, despite the preventive and protective measures in place, in the event of a wide-spread disruption, MSCO’s ability to satisfy the obligations to customers and other securities firms may be significantly hampered or completely disrupted. For more information regarding our Business Continuity Plan, please review the Business Continuity Statement on our website.

Siebert AdvisorNXT, Inc.

During the first quarter of 2018, AdvisorNXT started the preliminary rollout of its Robo-Advisor, its proprietary robo-advisory technology which utilizes trading algorithms initially developed by KCAT. The Robo-Advisor will provide clients with cost-efficient, competitively priced, automated wealth management solutions intended to maximize portfolio returns based on their specific risk tolerance. The platform utilizes Nobel Prize-winning Modern Portfolio Theory (“MPT”) to create optimal portfolios for each client. AdvisorNXT will provide web- and smartphone-based tools to enable clients to monitor and interact with the Robo-Advisor’s automated portfolio manager application. In addition, clients who opt for the “Premier” line of service will also have access to traditional wealth managers to supplement the Robo-Advisor where appropriate.

MPT was developed by the economist Harry Markowitz and optimizes expected portfolio returns for specific levels of risk. The technique is referred to as Mean Variance Optimization and requires a series of calculations in which all possible combinations of potential asset classes are evaluated to determine the optimal blend of allocations for each individual client. Due to the complexity of the analysis, services like this have historically only been available to clients with large account balances who were willing to pay high fees. By combining state-of-the-art technology with rigorous quantitative research, AdvisorNXT intends to provide the same quality of service to clients with smaller account sizes at a lower cost.

Siebert 2018 Form 10-K 2

The Robo-Advisor selects low-cost, well-managed, exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”) that represent the asset classes that will provide clients the necessary risk-adjusted exposure given current market conditions. In order to determine a client’s risk tolerance, a prospective client answers a series of objective questions posed in the form of an interactive digital interview. Once a client’s risk tolerance is determined, the Robo-Advisor’s algorithm utilizes MPT to create a theoretically optimal allocation across a diverse selection of asset classes, thus tailoring a portfolio to a client’s specific investment objectives and risk tolerance. The Robo-Advisor will continuously monitor and periodically rebalance portfolios to address changes in market and economic conditions. The Robo-Advisor is currently in beta testing with an anticipated full launch by mid-2019.

Client Service and Support

We provide retail customers with personal service via toll-free access to dedicated customer service personnel for all of our products and services. Customer service personnel are located in all of our 12 retail offices across the country.

We use a variety of customer relationship management systems and utilize telephone routing systems to direct customers to the first available customer service representative regardless of office location to reduce wait times. We serve our customers through our phone and in-person outlets, and customers can access their account information and retrieve various forms on our website.

Cybersecurity

Cybersecurity presents significant challenges to the business community in general, as well as to the financial services industry. Increasingly, bad actors, both domestically and internationally, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals’ and companies’ files and equipment connected to the Internet. Recently, intruders have become increasingly sophisticated and use deceptive methods to steal funds and personally identifiable information which they either take for their own purposes, release to the Internet, or hold for ransom. Regulators are increasingly requiring companies to provide more advanced levels of cybersecurity measures. We continue to maintain systems and ongoing planning measures to prevent any such attack from disrupting our services to clients as well as to prevent any loss of data concerning our clients, their financial affairs, and company-privileged information. We contract cybersecurity consultants as well as other vendors to oversee detection and defense from such attacks. Please see Item 1A. Risk Factors - “We may be exposed to damage to our business or our reputation by cybersecurity breaches” for additional detail.

Acquisitions

KCAT. In August 2018, we acquired all of the issued and outstanding membership interests of KCAT from Kennedy Cabot Acquisition, LLC (“KCA”). KCAT is a technology company initially tasked with developing a sophisticated Robo-Advisor for AdvisorNXT. With the acquisition of KCAT, we expanded our products and services by offering a Robo-Advisor that provides clients with an automated wealth management solution intended to maximize portfolio returns based on a client’s specific risk tolerance. The Robo-Advisor is currently in beta testing with an anticipated full launch by mid-2019.

PWC. In March 2018, we acquired all of the issued and outstanding shares of PWC from three related parties. Our acquisition of PWC has expanded our product offering to include various insurance products such as fixed annuities and property and casualty insurance.

StockCross Retail Assets. In December 2017, we acquired approximately $4 billion in assets and an experienced nationwide sales force from StockCross (“StockCross Retail Assets”), all of which became part of MSCO. The financial impact from the transaction increased our revenue and net income, and from an operations perspective, we integrated StockCross’ sales force as well as technology and back office functions into MSCO.

Key Events

Joining Russell 3000. In June 2018, Siebert joined the broad-market Russell 3000® Index. The Russell 3000® Index captures the 4,000 largest U.S. stocks and ranks them by total market capitalization. Russell U.S. indices are widely used by investment managers and institutional investors as the basis for index funds and as benchmarks for active investment strategies. Approximately $9 trillion in assets are benchmarked against Russell U.S. Indices.

Siebert 2018 Form 10-K 3

Recent Developments

As reported in our Annual Report on Form-10K for the year ended December 31, 2017, we initiated an advertising agreement with Overstock.com, Inc. and its affiliates in February 2018. In January 2019, Siebert’s relationship with Overstock.com, Inc. and its affiliates was terminated.

Competition

We encounter significant competition from full-commission, online and discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations. Although there has been consolidation in the industry in both the online and traditional brokerage business during recent years, we believe that additional competitors such as banks, insurance companies, providers of online financial and information services, and others will continue to be attracted to the brokerage industry. We compete with a wide variety of vendors of financial services for the same customers; however, we believe that our main competitive advantages are high quality customer service, responsiveness, cost and products offered, and excellent executions.

Regulation

The securities industry in the United States (“U.S.”) is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. MSCO is registered as a broker-dealer with the SEC, and is a member of the NYSE and the Financial Industry Regulatory Authority (“FINRA”). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”), principally FINRA and national securities exchanges such as the NYSE, which is MSCO’s primary regulator with respect to financial and operational compliance. These SROs adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico. These regulations affect our business operations and impose capital, client protection, and market conduct requirements.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (“Dodd-Frank”), the adoption of implementing regulations by the federal regulatory agencies as well as other recent regulatory reforms, we have experienced significant changes in the laws and regulations that apply to us, how we are regulated, and regulatory expectations in the areas of compliance, risk management, corporate governance, operations, capital and liquidity.

The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets. The regulations to which broker-dealers are subject cover all aspects of the securities business, including training of personnel, sales methods, trading practices among broker-dealers, uses and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by SROs or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, SROs and state securities authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders or suspension or expulsion of a broker-dealer, its officers or its employees.

As a registered broker-dealer and FINRA member organization, MSCO is required by federal law to belong to the Securities Investor Protection Corporation (“SIPC”) which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $250,000 on claims for cash balances. SIPC is principally funded through assessments on registered broker-dealers. In addition, one of MSCO’s clearing firms, NFS, has purchased from private insurers additional account protection in the amount of $1 billion in the event of liquidation up to the net asset value, as defined, of each account. MSCO’s affiliated clearing firm, StockCross, maintains $50 million additional account protection above SIPC coverage. Equities, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

MSCO is also authorized by the Municipal Securities Rulemaking Board (“MSRB”) to affect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.

Margin lending activities are subject to limitations imposed by regulations of the Federal Reserve System and FINRA. In general, these regulations provide that, in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower or liquidate securities positions. Margin lending arranged by MSCO through third parties is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the Chicago Board Options Exchange govern the amount of margin customers must provide and maintain in writing uncovered options.

Siebert 2018 Form 10-K 4

AdvisorNXT is registered with the SEC as an investment advisor pursuant to the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Advisers Act, together with the SEC’s regulations and interpretations thereunder, is a highly prescriptive regulatory statute. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an advisor’s registration and, in the case of willful violations, can refer a matter to the Unites States Department of Justice for criminal prosecution.

Under the Advisers Act, an investment advisor (whether or not registered under the Advisers Act) owes fiduciary duties to its clients. These duties impose standards, requirements and limitations on, among other things, trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of “soft dollar arrangements,” a practice that involves using client brokerage commissions to purchase research or other services that help managers make investment decisions; execution of transactions; and recommendations to clients.

As a registered investment advisor (“RIA”), AdvisorNXT is subject to additional requirements that cover, among other things, disclosure of information about its business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees AdvisorNXT may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has legal authority to inspect any investment advisor and typically inspects an RIA periodically to determine whether the advisor is conducting its activities in compliance with (i) applicable laws and regulations, (ii) disclosures made to clients and (iii) adequate systems, policies and procedures reasonably designed to prevent and detect violations.

Section 28(e) of the Exchange Act provides a “safe harbor” to investment managers who use commission dollars generated by their advised accounts to obtain investment research and brokerage services that provide lawful and appropriate assistance to the manager in the performance of investment decision-making responsibilities. AdvisorNXT, as a matter of policy, does not use “soft dollars” and as such, it has no incentive to select or recommend a broker or dealer based on any interest in receiving research or related services. Rather, as a fiduciary, AdvisorNXT selects brokers based on its clients’ interests in receiving best execution.

AdvisorNXT conducts financial services activities that are subject to the Bank Secrecy Act of 1970 (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), which require financial institutions to develop and implement programs reasonably designed to achieve compliance with these regulations. The BSA and PATRIOT Act include a variety of monitoring, recordkeeping and reporting requirements (such as currency transaction reporting and suspicious activity reporting) as well as identity verification and client due diligence requirements, which are intended to detect, report and/or prevent money laundering, and the financing of terrorism. In addition, AdvisorNXT is subject to U.S. sanctions programs administered by the Office of Foreign Assets Control.

Net Capital and Best Execution

As a registered broker-dealer, MSCO is subject to the requirements of the Exchange Act relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1), “best execution” requirements for client trades under SEC guidelines and FINRA rules and segregation of fully paid client funds and securities under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA.

Net capital rules are designed to protect clients, counterparties and creditors by requiring a broker-dealer to have sufficient liquid resources available to satisfy its financial obligations. Net capital is a measure of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Under the SEC Uniform Net Capital Rule, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount below required levels. Failure to maintain the required regulatory net capital may subject a firm to suspension or expulsion by the NYSE or FINRA, as well as certain punitive actions by the SEC and other regulatory bodies, which ultimately could require a firm’s liquidation.

Under applicable regulations, MSCO is required to maintain regulatory net capital of at least $250,000. As of December 31, 2018 and December 31, 2017, MSCO had net capital of approximately $8.9 million and $4.4 million, respectively.

As explained in SEC guidelines and FINRA rules, brokers are required to seek the “best execution” reasonably available for their clients’ orders. In part, this requires brokers to use reasonable diligence so that the price to the client is as favorable as possible under prevailing market conditions. MSCO sends client orders to a number of market centers, including market makers and exchanges, which encourages competition and ensures redundancy. For non-directed client orders, it is our policy to route orders to market centers based on a number of factors that are more fully discussed in the Supplemental Materials of FINRA Rule 5310, including, where applicable, but not necessarily limited to, speed of execution, price improvement opportunities, differences in price disimprovement, likelihood of executions, the marketability of the order, size guarantees, service levels and support, the reliability of order handling systems, client needs and expectations, transaction costs, and whether the firm will receive remuneration for routing order flow to such market centers. Price improvement is available under certain market conditions and for certain order types and MSCO regularly monitors executions to test for such improvement if available.

Siebert 2018 Form 10-K 5

Employees
As of March 26, 2019, we had 76 employees, one of whom was a corporate officer. None of our employees are represented by a union, and we believe that relations with our employees are good.

Historical Development

Change in Control. In December 2016, pursuant to the terms of an acquisition agreement, dated September 1, 2016 (the “Acquisition Agreement”), by and among the Company, KCA, a Nevada limited liability company and the Estate of Muriel F. Siebert (the “Majority Shareholder”), KCA acquired 677,283 shares of Common Stock in a cash tender offer (the “Tender Offer Shares”) and 19,310,000 shares of Common Stock owned by the Majority Shareholder (the “Majority Shares”). As a result of the acquisition of the Tender Offer Shares and Majority Shares, effective December 16, 2016, KCA became the owner of 19,987,283 shares of Common Stock representing approximately 90% of the Company’s outstanding Common Stock. Please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for updated share amounts as of March 26, 2019.

Siebert 2018 Form 10-K 6

ITEM 1A. RISK FACTORS

Securities market volatility and other securities industry risk could adversely affect our business.

Most of our revenues are derived from our securities brokerage business. Like other businesses operating in the securities industry, our business is directly affected by volatile trading markets, fluctuations in the volume of market activity, economic and political conditions, upward and downward trends in business and finance at large, legislation and regulation affecting the national and international business and financial communities, currency values, inflation, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived credit-worthiness of the securities industry in the marketplace and the level and volatility of interest rates. We also face risks relating to losses resulting from the ownership of securities, counterparty failure to meet commitments, customer fraud, employee fraud, issuer fraud, errors and misconduct, failures in connection with the processing of securities transactions and litigation. A reduction in our revenues or a loss resulting from our ownership of securities or sales or trading of securities could have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of these risks, our revenues and operating results may be subject to significant fluctuations from quarter to quarter and from year to year.

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

Some competitors in the discount brokerage business offer services which we may not offer. In addition, some competitors have continued to offer flat rate execution fees that are lower than some of our published rates. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow. Continued or increased competition from ultra-low cost, flat-fee brokers and broader service offerings from other discount brokers could limit our growth or lead to a decline in our customer base which would adversely affect our business, results of operations and financial condition.

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

Siebert 2018 Form 10-K 7

We may be exposed to damage to our business or our reputation by cybersecurity breaches.

As the world becomes more interconnected through the use of the Internet and users rely more extensively on the Internet and the cloud for the transmission and storage of data, such information becomes more susceptible to incursion by hackers and other parties intent on stealing or destroying data on which we or our customers rely. We face an evolving landscape of cybersecurity threats in which hackers use a complex array of means to perpetrate cyber-attacks, including the use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks, and distributed denial-of-service attacks, among other means. These cybersecurity incidents have increased in number and severity and it is expected that these trends will continue. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

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

Increasingly, intruders attempt to steal significant amounts of data, including personally identifiable data and either hold such data for ransom or release it onto the Internet, exposing our clients to financial or other harm and thereby significantly increasing our liability in such cases. Our regulators have introduced programs to review our protections against such incidents which, if they determined that our systems do not reasonably protect our clients’ assets and their data, could result in enforcement activity and sanctions.

We have and continue to introduce systems and software to prevent any such incidents and review and increase our defenses to such issues through the use of various services, programs and outside vendors. We contract cybersecurity consultants and also review and revise our cybersecurity policy to ensure that it remains up to date. In the event that we experience a material cybersecurity incident or identify a material cybersecurity threat, we will make all reasonable efforts to properly disclose it in a timely fashion. It is impossible, however, for us to know when or if such incidents may arise or the business impact of any such incident.

As a result of such risks, we have and are likely to incur significant costs in preparing our infrastructure and maintaining it to resist any such attacks.

Our advisory services subject us to additional risks.

We have provided investment advisory services to investors in the past. Through our RIA, AdvisorNXT, we will offer robo-advisory and investment services. The risks associated with these investment advisory activities include those arising from possible conflicts of interest, unsuitable investment recommendations, inadequate due diligence, inadequate disclosure and fraud. Realization of these risks could lead to liability for client losses, regulatory fines, civil penalties and harm to our reputation and business.

We are subject to extensive government regulation.

Our business is subject to extensive regulation in the U.S., at both the federal and state level. We are also subject to regulation by SROs and other regulatory bodies in the U.S., such as the SEC, the NYSE, FINRA and the MSRB. MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico. The regulations to which MSCO is subject as a broker-dealer cover all aspects of the securities business including: training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees.

Siebert 2018 Form 10-K 8

AdvisorNXT is registered as an investment advisor with the SEC under the Advisers Act, and its business is highly regulated. The Advisers Act imposes numerous obligations on RIAs, including fiduciary, record keeping, operational and disclosure obligations. Moreover, the Advisers Act grants broad administrative powers to regulatory agencies such as the SEC to regulate investment advisory businesses. If the SEC or other government agencies believe that AdvisorNXT has failed to comply with applicable laws or regulations, these agencies have the power to impose fines, suspensions of a registrant and individual employees or other sanctions, which could include revocation of AdvisorNXT’s registration under the Advisers Act. AdvisorNXT is also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974 (“ERISA”), to the extent that AdvisorNXT acts as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Additionally, like other investment advisors, AdvisorNXT also faces the risks of lawsuits by clients. The outcome of regulatory proceedings and lawsuits is uncertain and difficult to predict. An adverse resolution of any regulatory proceeding or lawsuit against AdvisorNXT could result in substantial costs or reputational harm to AdvisorNXT and, therefore, could have an adverse effect on the ability of AdvisorNXT to retain key investment advisors and wealth managers, and to retain existing clients or attract new clients, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The Dodd-Frank Act, enacted in 2010, requires many federal agencies to adopt new rules and regulations applicable to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. The U.S. Department of Labor (“DOL”) has enacted regulations changing the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and IRAs. The DOL regulations will deem many of the investment, rollover and asset management recommendations from us to our clients regarding their retirement accounts fiduciary “investment advice” under ERISA. One of the most significant impacts on our business from the DOL regulations and related prohibited transaction exemptions will be the impact on our fee and compensation practices. For example, the regulations make investment advisors to retirement account clients subject to an ERISA fiduciary duty standard and the exemptions seek to reduce conflicts of interest stemming from fee differentials and compensation incentives that could lead to a misalignment of the interests of advisors and their retirement investor clients. The exemptions, when used, will also require certain new client contracts, adherence to “impartial conduct standards” (including a requirement to act in the “best interest” of retirement clients when providing investment advice), the adoption of related policies and procedures and the making of extensive website and other disclosures to retirement investors and the DOL. One way to comply is to use the best interest contract exemption in connection with certain advice activities, which will subject us to an increased risk of class actions and other litigation and regulatory risks. Additional rulemaking or legislative action could negatively impact our business and financial results. While we have not yet been required to make other material changes to our business or operations as a result of the Dodd-Frank Act or other rulemaking or legislative action, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, FINRA, DOL, banking regulators and other regulatory agencies may be, how the courts and regulators might interpret these rules and what impact this will have on our compliance costs, business, operations and profitability.

Our profitability could also be affected by new or modified laws that impact the business and financial communities generally, including changes to the laws governing banking, the securities market, fiduciary duties, conflicts of interest, taxation, electronic commerce, client privacy and security of client data.

We are subject to net capital requirements.

The SEC, FINRA, and various other securities and commodities exchanges and other regulatory bodies in the U.S. have rules with respect to net capital requirements which affect us. These rules have the effect of requiring that at least a substantial portion of a broker-dealer’s assets be kept in cash or highly liquid investments. Our compliance with the net capital requirements could limit operations that require intensive use of capital, such as underwriting or trading activities. These rules could also restrict our ability to withdraw our capital, even in circumstances where we have more than the minimum amount of required capital, which, in turn, could limit our ability to implement growth strategies. In addition, a change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of such net capital requirements, or a significant operating loss or any unusually large charge against net capital, could have similar adverse effects.

Siebert 2018 Form 10-K 9

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

We must continue to enhance and improve our technology and electronic services. The electronic financial services industry is characterized by significant structural changes, increasingly complex systems and infrastructures, changes in clients’ needs and preferences, and new business models. If new industry standards and practices emerge and our competitors release new technology before us, our existing technology, systems and electronic trading services may become obsolete or our existing business may be harmed.

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

Developing our electronic services, our implementation and utilization of AdvisorNXT’s Robo-Advisor and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platform, information databases and network infrastructure to client requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our clients may forego the use of our products and use those of our competitors.

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

Siebert 2018 Form 10-K 10

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

Our realization of the benefits anticipated as a result of cost cutting efforts and other business efforts and changes will depend in part on the ability of our management team, to implement our business plan. We cannot assure shareholders that there will not be substantial costs associated with these activities, our new products or other negative consequences as a result of these changes. These effects, including, but not limited to, incurring unexpected costs or delays in connection with implementation of a modified business model, or the failure of our business to perform as expected, could harm our results of operations.

Our principal shareholder has the ability to control key decisions submitted to a vote of our shareholders.

Gloria E. Gebbia, who is a director of the Company, and the managing member of KCA, has along with other family members, the power to elect the entire Board of Directors and, except as otherwise provided by law or our Certificate of Incorporation or by-laws, to approve any action requiring shareholder approval without a shareholders meeting.

There may be no public market for our Common Stock.

Only 7,095,106 shares of Common Stock, or approximately 26.1% of our shares of Common Stock outstanding, are currently held by the public as of March 26, 2019. Although our Common Stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

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

Our ability to pay cash dividends on our Common Stock is also dependent on the ability of our subsidiaries to pay dividends to the Company. MSCO is subject to requirements of the SEC and FINRA relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the Company.

Potential strategic acquisitions and other business growth could increase costs and regulatory and integration risks.

Acquisitions involve risks that could adversely affect our business. We may pursue acquisitions of businesses and technologies. Acquisitions entail numerous risks, including:

•	Difficulties in the integration of acquired operations, services and products;
•	Failure to achieve expected synergies;
•	Diversion of management’s attention from other business concerns;
•	Assumption of unknown material liabilities of acquired companies;
•	Amortization of acquired intangible assets, which could reduce future reported earnings;
•	Potential loss of clients or key employees of acquired companies; and
•	Dilution to existing stockholders.

As part of our growth strategy, we regularly consider, and from time to time engage in, discussions and negotiations regarding transactions, such as acquisitions, mergers and combinations within our industry. The purchase price for possible acquisitions could be paid in cash, through the issuance of Common Stock or other securities, borrowings or a combination of these methods.

Siebert 2018 Form 10-K 11

We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, we could begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. However, opportunities may arise from time to time that we will evaluate. Any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain 12 retail offices, one of which is our corporate headquarters. Customers can visit our offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of our activities are conducted on the Internet or by telephone and mail. We operate our business out of the following leased offices:

Approximate Square Feet
Corporate Headquarters
New York, NY	250

Service and Other Office Spaces
Beverly Hills, CA – 9464 Wilshire	4,000
Beverly Hills, CA – 190 N Canon	1,000
Seal Beach, CA	250
Calabasas, CA	3,200
Jersey City, NJ [1]	11,000
Boca Raton, FL	1,600
Houston, TX	3,200
Dallas, TX	250
Horsham, PA	2,000
Melville, NY	350
Omaha, NE	2,900

1) In the first quarter of 2019, we leased approximately 6,000 additional square feet in our Jersey City location.

ITEM 3. LEGAL PROCEEDINGS

We are party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit, or involve amounts which would not have a significant effect on our financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Siebert 2018 Form 10-K 12

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock traded on the Nasdaq Global Market until June 29, 2011 when our Common Stock started trading on the Nasdaq Capital Market, under the symbol “SIEB”. The high and low sales prices of our Common Stock reported by Nasdaq during the following calendar quarters were as follows:

	2018		2017
	High	Low	High	Low
First Quarter	$17.75	$7.26	$3.77	$2.16
Second Quarter	$12.65	$7.14	$4.70	$3.27
Third Quarter	$20.80	$10.25	$4.29	$3.60
Fourth Quarter	$14.90	$10.44	$21.61	$3.60

The closing sale price of our Common Stock as reported on the Nasdaq Capital Market on March 26, 2019 was $12.22 per share. As of February 25, 2019, there were 84 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 1,611 beneficial holders of our Common Stock.

Dividend Policy

Our Board of Directors periodically considers whether to declare dividends. In considering whether to pay such dividends, our Board of Directors will review our earnings capital requirements, economic forecasts and such other factors as are deemed relevant. Some portion of our earnings will be retained to provide capital for the operation and expansion of our business.

Siebert 2018 Form 10-K 13

Performance Graph

The graph below compares our performance from December 31, 2013 through December 31, 2018 against the performance of the Nasdaq Composite Index and a peer group. The peer group consists of Ameritrade Holding Corporation, E*TRADE Financial Corporation and the Charles Schwab Corporation.

	Cumulative Total Return*
	2013	2014	2015	2016	2017	2018
Siebert Financial Corp.	100.00	136.65	80.12	214.71	972.67	1,041.84
Nasdaq Composite	100.00	114.62	122.81	133.19	172.11	165.84
Peer Group	100.00	118.25	127.61	156.32	202.06	174.90

Siebert 2018 Form 10-K 14

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our consolidated financial statements and the related notes thereto.

(In thousands except share and per share data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue	$30,036	$13,110	$9,812	$10,096	$15,815
Net income / (loss)	$11,962	$2,157	$(5,578)	$(2,869)	$(6,557)

Net income / (loss) per share of common stock
Basic and diluted	$0.44	$0.10	$(0.25)	$(0.13)	$(0.30)
Weighted average shares outstanding (basic and diluted)	27,157,188	22,507,798	22,085,126	22,085,126	22,085,126

Performance Metrics
Yearly revenue growth	129%	34%	(3%)	(36%)	n/a
Income / (loss) before income taxes margin	25%	18%	(57%)	(31%)	(42%)

	As of December 31,
Consolidated Statements of Financial Condition Data:	2018	2017	2016	2015	2014
Cash and cash equivalents	$7,229	$3,765	$2,730	$9,420	$6,749
Total Assets	$18,177	$6,025	$3,816	$17,785	$20,728
Total Liabilities excluding subordinated borrowings	$1,003	$813	$1,563	$2,102	$2,176
Total Stockholders’ equity	$17,174	$5,212	$2,253	$15,683	$18,552
Cash dividends declared on common shares	—	—	$0.20	—	—

The growth in our Statement of Operation and Statement of Financial Condition in 2018 from the prior year was primarily due to the acquisition of the StockCross Retail Assets and rising interest rates, as well as the reversal of the valuation allowance on our deferred tax assets. Please see Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Siebert 2018 Form 10-K 15

ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of our operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes to consolidated financial statements.

Forward-Looking Statements

The statements contained in the following MD&A and elsewhere throughout this Annual Report on Form 10-K, including any documents incorporated by reference, that are not historical facts, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spreads; the amount of net revenues; average commissions per trade; the amounts of total operating expenses; our effective income tax rate; and our capital and liquidity needs.

Our actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: economic, social and political conditions and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; difficulties and delays in integrating the StockCross, PWC, or KCAT businesses or fully realizing cost savings and other benefits from the acquisitions; disruptions from the StockCross, PWC, or KCAT acquisitions or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with other acquisitions; and the other risks and uncertainties set forth under Item 1A. Risk Factors of this Form 10-K. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

Executive Overview

We operate as a financial services company and provide a wide variety of financial services to our clients. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed-income markets and market volatility, overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control. These factors affect the financial decisions made by market participants who include investors and competitors, impacting their level of participation in the financial markets. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

Transactions

During 2018, we made two acquisitions: KCAT and PWC. These acquisitions expanded our product offering and in 2018, PWC contributed close to $1 million in revenue and added approximately $30 million to our total assets under management.

In December 2017, we acquired the StockCross Retail Assets, which consisted of StockCross’ customer assets as well as its nationwide sales force. The StockCross Retail Assets contributed approximately $10.1 million and $1.6 million in revenue for 2018 and 2017, respectively, as well as added approximately $4 billion in customer assets. Going forward, we are continuing to explore additional synergy opportunities as well as economies of scale to drive profitability.

Siebert 2018 Form 10-K 16

In December 2016, KCA acquired approximately 90% of our Common Stock, appointed a new Board of Directors and installed a new management team focused on increasing revenue and cutting costs.

Financial Performance Metrics

The following table sets forth metrics we use in analyzing our financial performance for the periods indicated:

	Year Ended December 31,
	2018	2017
Revenue	$30,036,000	$13,110,000
Income before income taxes	$7,360,000	$2,310,000
Net income	$11,962,000	$2,157,000

Revenue growth	129%	n/a
Income before income taxes growth	219%	n/a
Income before income taxes margin	25%	18%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Our income before income taxes rose in 2018 by $5,050,000, or 219%, from the prior year, primarily due to the incremental client assets and client activity from the StockCross Retail Assets as well as the rising interest rate environment. This increase in revenue was partially offset by the increase in operating expenses associated with the StockCross Retail Assets such as commissions, clearing fees, as well as technology costs. A smaller component of expenses increased in 2018 from the prior year due to the additional office space and miscellaneous G&A expenses related to the personnel acquired from StockCross, PWC and KCAT.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated:

Client Account Metrics

	As of December 31,
	2018	2017
Retail customer margin debit balances (in billions)	$0.4	$0.3
Retail customer credit balances (in billions)	$0.4	$0.5
Retail customer money market fund value (in billions)	$0.6	$0.8
Retail customer net worth (in billions)	$10.0	$11.5
Retail customer accounts	74,895	72,912

•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.
•	Retail customer credit balances represents client cash held in brokerage accounts.
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
•
Retail customer accounts represents the number of retail customers. Effective in December 2018, the retail customer accounts metric was revised to include all retail accounts regardless of the amount of assets. Prior periods have been updated to conform to the current presentation.

Siebert 2018 Form 10-K 17

Client Activity Metrics

	Year Ended December 31,
	2018	2017
Total retail trades	336,409	221,282
Average commission per retail trade	$19.59	$19.87

•	Total retail trades represents retail trades that generate commissions.
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Statement of Operations

Revenue

Total revenue for the year ended December 31, 2018 was $30,036,000 and increased by $16,926,000 or 129% from the prior year due to a variety of factors. Margin interest, marketing and distribution fees increased due to the incremental margin balances from the StockCross Retail Assets as well as an increase in interest rates. The increase in the number of retail trades due to both organic growth as well as incremental StockCross accounts increased revenue from commissions and fees. Principal transactions increased primarily due to the incremental StockCross accounts. A smaller component of our revenue increased due to sales from insurance products through PWC and the preliminary rollout of AdvisorNXT’s Robo-Advisor to select customers.

Margin interest, marketing and distribution fees for the year ended December 31, 2018 were $10,928,000 and increased by $4,328,000 or 66% from the prior year, primarily due to the incremental margin balances from the StockCross Retail Assets and an increase in interest rates. This increase in margin balances in 2018 was due to organic debit balance growth from legacy Siebert customers as well as from incremental debit balances from the StockCross Retail Assets. In addition, the Federal Reserve raised interest rates four times in 2018, which in turn, increased the rate charged to clients for margin balances and our corresponding revenue.

Commissions and fees for the year ended December 31, 2018 were $9,504,000 and increased by $4,703,000 or 98% from the prior year, primarily due to the incremental client activity from the StockCross Retail Assets. The number of retail trades and corresponding commissions and fees revenue increased significantly in 2018 from 2017 due to the incremental StockCross activity as well as positive market conditions in 2018. In addition, PWC contributed close to an incremental $1 million in revenue in 2018 as our brokers began to sell various insurance products to our clients.

Principal transactions for the year ended December 31, 2018 were $9,020,000 and increased by $7,381,000 or 450% from the prior year, primarily due to the incremental StockCross accounts and associated principal transaction markups.

Advisory fees for the year ended December 31, 2018 were $478,000 and increased by $427,000 or 837% from the prior year, primarily due to the incremental advisory revenue acquired as part of the StockCross Retail Assets. In addition, advisory fees increased from the preliminary rollout of AdvisorNXT’s Robo-Advisor to select customers.

Interest for the year ended December 31, 2018 was $106,000 and increased by $87,000 or 458% from the prior year, primarily due to an increase in cash balances.

Operating Expenses

Total expenses for the year ended December 31, 2018 were $22,676,000 and increased by $11,876,000 or 110% from the prior year due to a variety of factors. A significant component of our expenses is variable to particular revenue streams, many of which increased in 2018 primarily due to the StockCross Retail Assets. The increase in commissions and fees and principal transactions revenues led to more commission payouts to our representatives as well as clearing fees and execution costs to process those transactions. In addition, there were incremental infrastructure costs as part of the integration of the StockCross Retail Assets which increased our technology and communications expenses.

Employee compensation and benefits for the year ended December 31, 2018 were $13,817,000 and increased by $8,742,000 or 172% from the prior year, primarily due to the increase in employee commissions and related costs associated with the incremental client activity from the StockCross Retail Assets. There was also an increase in administrative staff compensation associated with the acquisitions and expansion of the business in 2018.

Siebert 2018 Form 10-K 18

Clearing fees, including execution costs for the year ended December 31, 2018 were $2,852,000 and increased by $1,821,000 or 177% from the prior year, primarily due to the increase in clearing and execution services from the incremental client activity from the StockCross Retail Assets.

Professional fees for the year ended December 31, 2018 were $1,963,000 and decreased by $172,000 or 8% from the prior year, primarily due to legal fees being higher in 2017 as part of the fulfilling the legal requirements to complete StockCross transaction.

Other general and administrative expenses for the year ended December 31, 2018 were $1,859,000 and increased by $349,000 or 23% from the prior year, due to various expenses related to the StockCross Retail Assets.

Technology and communications expenses for the year ended December 31, 2018 were $1,008,000 and increased by $598,000 or 146% from the prior year, primarily due to incremental technology infrastructure and integration costs related to the StockCross Retail Assets.

Rent and occupancy expenses for the year ended December 31, 2018 were $988,000 and increased by $551,000 or 126% from the prior year, primarily due to the incremental office space and related operating expenses associated with the StockCross Retail Assets.

Depreciation and amortization expenses for the year ended December 31, 2018 were $144,000 and increased by $29,000 or 25% from the prior year.

Advertising and promotion expenses for the year ended December 31, 2018 were $45,000 and decreased by $42,000 or 48% from the prior year, primarily due to lower online marketing costs.

Income Taxes

Benefit from income taxes for the year ended December 31, 2018 was $(4,602,000) and decreased by $4,755,000 or 3,108% from the prior year income tax expense, primarily due to the reversal of our deferred tax assets valuation allowance, partially offset by federal and state income taxes. Please see Item 8. Financial Statements and Supplementary Data - “Note 6 - Income Taxes” for additional detail.

Statement of Financial Condition

Assets

Assets for the year ended December 31, 2018 were $18,177,000 and increased by $12,152,000 or 202% from the prior year, primarily due to the reversal of our deferred tax assets valuation allowance, as well as an increase in cash and various receivables from clearing and other brokers and related parties.

Liabilities

Liabilities for the year ended December 31, 2018 were $1,003,000 and increased by $190,000 or 23% from the prior year, primarily due to increase of our accounts payable and lease incentive obligation partially offset by lower income taxes payable due to tax reform.

Liquidity and Capital Resources

Our cash and cash equivalents are unrestricted and are used to fund our working capital needs. Our total assets as of December 31, 2018 were approximately $18.2 million, of which $7.2 million, or approximately 40% consisted of cash and cash equivalents and were considered highly liquid. Our total assets as of December 31, 2017 were approximately $6.0 million, of which $3.8 million, or approximately 62% consisted of cash and cash equivalents and were considered highly liquid.

MSCO is subject to regulatory requirements that are intended to ensure its liquidity and general financial soundness. Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under Exchange Act), MSCO is required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. Siebert may make cash capital contributions to MSCO, if necessary, to meet minimum net capital requirements.

Siebert 2018 Form 10-K 19

MSCO may not repay any subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to Siebert or employees if such payment would result in a net capital amount of less than (a) 5% of aggregate debit balances or (b) 120% of its minimum dollar requirement.

MSCO is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. As of December 31, 2018, MSCO’s regulatory net capital was approximately $8.9 million, which was $8.7 million in excess of its minimum capital requirement of $250,000. As of December 31, 2017, MSCO had net capital of approximately $4.4 million, which was $4.2 million in excess of required net capital of $250,000.

For the year ended December 31, 2018, our income before income taxes was approximately $2.5 million greater than our cash flow from operations primarily due to an increase in receivables from clearing and other brokers, receivable from related party, and prepaid expenses. For the year ended December 31, 2017, our income before income taxes was approximately $0.8 million greater than our cash flow from operations primarily due to an increase in receivables from clearing and other brokers.

Contractual Obligations

Our primary contractual obligations consist of operating leases. Future annual minimum base rental payments under these operating leases are as follows as of December 31, 2018:

Year	Amount
2019	$686,000
2020	651,000
2021	628,000
2022	489,000
2023 and thereafter	507,000
Total	$2,961,000

Off-Balance Sheet Arrangements

Retail customer transactions are cleared through two clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing brokers may charge us for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customer obligations. We regularly monitor the activity in customer accounts for compliance with margin requirements. We are exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the years ended December 31, 2018 and 2017.

Critical Accounting Policies

We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management team makes significant estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities included in the financial statements. The estimates relate primarily to revenue and expense items in the normal course of business as to which we receive no confirmations, invoices, or other documentation, at the time the books are closed for a period. We use our best judgment, based on our knowledge of revenue transactions and expenses incurred, to estimate the amount of such revenue and expenses. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently receive the actual confirmations, invoices or other documentation.

The preparation of our consolidated financial statements requires us to make judgments and estimates that may have a significant impact on our financial results. We believe that the following areas are particularly subject to management's judgments and estimates and could materially affect our results of operations and financial position. Please see Item 8. Financial Statements and Supplementary Data for additional detail on our significant accounting policies.

Estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances.

We estimate our income tax expense based on the various jurisdictions in which we conduct business. This requires us to estimate our current income tax obligations and to assess temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Temporary differences result in deferred income tax assets and liabilities. We must evaluate the likelihood that deferred tax assets will be realized. Our framework for assessing the recoverability of the deferred tax assets requires a determination of whether or not there is sufficient taxable income of appropriate character within the carryback, carryforward period available under tax law. We consider of all available evidence, including:

Siebert 2018 Form 10-K 20

•	Taxable income in carryback years if carryback is permitted;
•	Future reversals of existing taxable temporary differences;
•	Tax planning strategies; and
•	Projected future taxable income exclusive of reversing temporary differences.

In assessing projected future taxable income, we consider all evidence, including:

•	The nature, frequency, and amount of cumulative financial reporting income and losses in recent years;
•	The sustainability of recent operating profitability of the Company;
•	The predictability of future operating profitability of the character necessary to realize the net deferred tax assets;
•	The carryforward period for the net operating loss, including the effect of reversing taxable temporary differences; and
•	Prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets.

To the extent we determine that realization of our deferred tax assets is not "more likely than not," we establish a valuation allowance. We reassess the recoverability of deferred tax assets on an ongoing basis. We considered the above factors in performing the December 31, 2018 assessment. As of December 31, 2018, we realized four consecutive quarters of pre-tax profitability generally greater than $1 million per quarter throughout all of 2018, the first time this happened within the past ten years, and were in a net cumulative profit position for the prior three year period. We also reassessed our ability to generate and sustain sufficient taxable income in the future in order to realize the deferred tax assets. Achieving this significant financial milestone as well as the evaluation of a full year of the financial impact from our acquisition of the StockCross Retail Assets led to a new conclusion as of December 31, 2018 about the sustainability of projected taxable income and the realizability of the deferred tax assets. In addition, we note that we had a considerable buffer in between our actual 2018 pre-tax income and the amount needed to realize our deferred tax assets.

As described in Item 8. Financial Statements and Supplementary Data - “Note 6 - Income Taxes”, we concluded that it was more likely than not that we would recover all of our deferred tax assets related to our net operating loss (“NOL”) carryforward, with the exception of the NOLs in New York City, the state of New York and the portion of the federal NOL expected to expire unutilized due to the Section 382 limitation. As such, as of December 31, 2018, we determined to remove the valuation allowance on our deferred income tax assets and recognize the asset on our statement of financial condition for the amount of the asset expected to be realized.

We continue to monitor the realizability of our deferred tax assets based primarily on the above criteria on an ongoing basis. In a future period, our assessment of the above will determine the realizability of deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative, in that future period. If the conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, we could record an additional substantial tax benefit or expense when that occurs. Establishing or increasing a valuation allowance results in a corresponding increase to income tax expense in our consolidated financial statements. Conversely, to the extent circumstances indicate that a valuation allowance can be reduced or is no longer necessary, that portion of the valuation allowance is reversed, reducing income tax expense. Factors that could change our future assessment of the realizability of the deferred tax assets include, but are not limited to, changes to future forecasts of taxable income, changes in the trends of margins or profitability, changes in market interest rates, commissions or fees, changes in customer attrition rate, and changes in statutory or other regulatory requirements that could limit the realizability of deferred tax assets in the future.

We must make significant judgments to calculate our provision for income taxes, our deferred income tax assets and liabilities and any valuation allowance against our deferred tax assets. We must also exercise judgment in determining the need for, and amount of, any accruals for uncertain tax positions. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in our consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities.

Amortization of intangible assets

We have a finite-lived intangible asset in the Robo-Advisor acquired from KCAT, which currently has an estimated useful life of 3 years. We evaluate the remaining useful life of our intangible asset each reporting period to determine if events or trends warrant a revision to the remaining period of amortization. We test our finite-lived intangible asset for impairment on at least an annual basis, or whenever events occur or changes in circumstances indicate that the carrying value of such asset may not be recoverable. If, based on that review, changes in circumstances indicated that the carrying amount of such asset may not be recoverable, we evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. We have had no events or trends that have warranted a material revision to the carrying value of our intangible asset nor the originally estimated useful life.

Siebert 2018 Form 10-K 21

Accruals for contingent liabilities

Accruals for contingent liabilities related to legal and regulatory claims as well as employee healthcare expenses under our self-insured plan reflect an estimate of probable losses. In making such estimates for legal and regulatory claims, we consider many factors, including the progress of the matter, prior experience and the experience of others in similar matters, available defenses, insurance coverage, indemnification provisions and the advice of legal counsel and other experts. In making such estimates for employee healthcare expenses, we consider many factors, including trends of health insurance expenses and our insurance reserve limits. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that we will not incur liabilities in excess of recorded reserves or in excess of our insurance limits. Significant judgment is required in making these estimates, and the actual cost may be materially different than the estimated costs. Please see Item 8. Financial Statements and Supplementary Data - “Note 9 - Commitments, Contingencies, and Other” for additional detail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes

We do not directly engage in derivative transactions, have no interest in any special purpose entity and have no liabilities, contingent or otherwise, for the debt of another entity.

Financial Instruments Held For Purposes Other Than Trading

We generally invest our cash and cash equivalents temporarily in dollar denominated bank account(s). These investments are not subject to material changes in value due to interest rate movements.

Retail customer transactions are cleared through our clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge us for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. We regularly monitor the activity in its customer accounts for compliance with our margin requirements. We are exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2018 and 2017.

Siebert 2018 Form 10-K 22

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP.

Siebert 2018 Form 10-K 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Siebert Financial Corp:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. & Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2017.

New York, New York

March 26, 2019

Siebert 2018 Form 10-K 24

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$7,229,000	$3,765,000
Receivables from clearing and other brokers	2,030,000	1,396,000
Receivable from related party	1,000,000	283,000
Receivable from lessors	171,000	—
Other receivables	96,000	—
Prepaid expenses and other assets	470,000	234,000
Furniture, equipment and leasehold improvements, net	468,000	263,000
Software, net	1,137,000	84,000
Deferred tax assets	5,576,000	—
	$18,177,000	$6,025,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$699,000	$561,000
Lease incentive obligation	171,000	—
Due to clearing brokers and related parties	133,000	127,000
Income taxes payable	—	125,000
	1,003,000	813,000

Commitments and Contingencies

Stockholders’ equity
Common stock, $.01 par value; 49,000,000 shares authorized, 27,157,188 shares issued and outstanding as of December 31, 2018 and December 31, 2017	271,000	271,000
Additional paid-in capital	7,641,000	7,641,000
Retained earnings/(Accumulated deficit)	9,262,000	(2,700,000)
	17,174,000	5,212,000

	$18,177,000	$6,025,000

See notes to consolidated financial statements.

Siebert 2018 Form 10-K 25

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017
Revenue:
Margin interest, marketing and distribution fees	$10,928,000	$6,600,000
Commissions and fees	9,504,000	4,801,000
Principal transactions	9,020,000	1,639,000
Advisory fees	478,000	51,000
Interest	106,000	19,000
Total revenue	30,036,000	13,110,000

Expenses:
Employee compensation and benefits	13,817,000	5,075,000
Clearing fees, including execution costs	2,852,000	1,031,000
Professional fees	1,963,000	2,135,000
Other general and administrative	1,859,000	1,510,000
Technology and communications	1,008,000	410,000
Rent and occupancy	988,000	437,000
Depreciation and amortization	144,000	115,000
Advertising and promotion	45,000	87,000
Total expenses	22,676,000	10,800,000

Income before (benefit) for (from) income taxes	7,360,000	2,310,000
(Benefit) provision (from) for income taxes	(4,602,000)	153,000
Net income	$11,962,000	$2,157,000

Net income per share of common stock
Basic and diluted	$0.44	$0.10

Weighted average shares outstanding
Basic and diluted	27,157,188	22,507,798

See notes to consolidated financial statements.

Siebert 2018 Form 10-K 26

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares	$.01 Par Value	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total
Balance - January 1, 2017	22,085,126	$221,000	$6,889,000	$(4,857,000)	$2,253,000
Issuance of stock	5,072,062	50,000	19,933,000	—	19,983,000
Net income	—	—	—	2,157,000	2,157,000
Capital contribution	—	—	803,000	—	803,000
Distributions	—	—	(19,984,000)	—	(19,984,000)
Balance - December 31, 2017	27,157,188	$271,000	$7,641,000	$(2,700,000)	$5,212,000
Net income	—	—	—	11,962,000	11,962,000
Balance - December 31, 2018	27,157,188	$271,000	$7,641,000	$9,262,000	$17,174,000

See notes to consolidated financial statements.

Siebert 2018 Form 10-K 27

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$11,962,000	$2,157,000
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in valuation allowance related to deferred tax assets	(5,576,000)	—
Depreciation and amortization	144,000	115,000

Changes in
Receivables from clearing and other brokers	(634,000)	(790,000)
Receivable from related party	(717,000)	(283,000)
Receivable from lessors	(171,000)	—
Other receivables	(96,000)	—
Prepaid expenses and other assets	(236,000)	108,000
Securities owned, at fair value	—	92,000
Accounts payable and accrued liabilities	138,000	(199,000)
Lease incentive obligation	171,000	—
Due to clearing brokers and related parties	6,000	127,000
Income taxes payable	(125,000)	125,000
Net cash provided by operating activities	4,866,000	1,452,000

Cash flows from investing activities
Purchase of furniture, equipment, and leasehold improvements	(277,000)	(417,000)
Purchase of software	(1,125,000)	—
Net cash used in investing activities	(1,402,000)	(417,000)

Net increase in cash and cash equivalents	3,464,000	1,035,000
Cash and cash equivalents - beginning of year	3,765,000	2,730,000
Cash and cash equivalents - end of year	$7,229,000	$3,765,000

Supplemental cash flow information
Cash paid during the year for income taxes	$1,177,000	$33,000
Cash paid during the year for interest	$—	$15,000

Non cash investing and financing activities
Payment by related party of expenses	$—	$803,000
Payment by related party of accrued settlement liability	$—	$(825,000)
Issuance of shares for StockCross acquisition	$—	$(19,984,000)

See notes to consolidated financial statements.

Siebert 2018 Form 10-K 28

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Siebert Financial Corp., a New York corporation incorporated in 1934, is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and registered broker-dealer, its investment advisory business through its wholly-owned subsidiary, Siebert AdvisorNXT, Inc. (“AdvisorNXT”), a New York corporation registered with the SEC as a Registered Investment Advisor under the Investment Advisers Act of 1940, as amended, its insurance business through its wholly-owned subsidiary, Park Wilshire Companies, Inc. (“PWC”), a Texas corporation and licensed insurance agency, and KCA Technologies, LLC. (“KCAT”), a Nevada limited liability company and developer of robo-advisory technology. For purposes of this Form 10-K, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, AdvisorNXT, PWC, and KCAT collectively, unless the context otherwise requires.

The Company is headquartered in New York, NY, with primary operations in New Jersey and California. The Company has offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebertnet.com, where investors are able to obtain copies of the Company’s public filings free of charge. The Company’s Common Stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the years ended December 31, 2018 and 2017 were derived from its operations in the U.S.

Transactions completed during 2018

Acquisition of KCAT

On August 21, 2018, the Company acquired all of the issued and outstanding membership interests of KCAT from Kennedy Cabot Acquisition LLC, (“KCA”), one of the Company’s affiliates through common ownership, for approximately $690,000. This transaction was accounted for as an asset acquisition. KCAT is a technology company initially tasked with developing a sophisticated Robo-Advisor for AdvisorNXT, the Company’s RIA. The Robo-Advisor provides clients with an automated wealth management solution intended to maximize portfolio returns based on the client’s specific risk tolerance.

Acquisition of PWC

In March 2018, the Company acquired all of the issued and outstanding shares of PWC from three related parties for approximately $110,000 (equal to the amount of cash held in PWC’s bank accounts at the time). The Board of Directors reviewed the transaction and concluded that, given the amount of the purchase price, the fact that the purchase price equaled the cash on hand in PWC’s bank accounts, and that PWC had no liabilities, the acquisition was not material and did not require a third party valuation.

The sellers agreed to indemnify the Company from all liability attendant to the prior business activities of PWC. David J. Gebbia agreed to continue as the unpaid CEO of PWC.

Transactions completed in prior to 2018

Acquisition of StockCross Retail Assets

The Company entered into an agreement to acquire most of the retail broker-dealer business of StockCross Financial Services (“StockCross”), an affiliate of the Company, in exchange for 5,072,062 shares of the Company’s restricted Common Stock, subject to a two-year lock-up, valued at $19,984,000. Approximately $125,000 of legal and appraisal fees were incurred in the consummation of the transaction. In addition, the Company acquired various rent obligations, transferred employees and customer lists.

As StockCross was determined to be an entity under common control, the assets and liabilities transferred to the Company from StockCross were recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the consideration paid and historical cost of the net assets acquired was recorded as an equity distribution by the Company. ASC 805-50 transactions between entities under common control stipulates a common control transaction as a transfer of net assets or an exchange of equity interests between entities under common control. Since the assets acquired from StockCross had a book value of nil, the fair market value of assets acquired, approximately $19,984,000, was reflected as nil for financial statement purposes as of the date of transfer as required by ASC 805-50.

Siebert 2018 Form 10-K 29

Additionally, as the transfer of net assets and related operations did not change the composition of MSCO as a reporting entity, retrospective combination of the entities for all periods presented as if the combination has been in effect since the inception of common control is not required. Accordingly, the net assets transferred and related operations are presented prospectively as of the effective date of November 30, 2017.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition. The consolidated financial statements include the accounts of Siebert and its wholly-owned subsidiaries and upon consolidation, all intercompany balances and transactions are eliminated. The U.S. dollar is the functional currency of the Company.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company makes significant estimates that affect the reported amounts of assets, liabilities, revenue, and expenses. The estimates relate primarily to revenue and expenses in the normal course of business as to which the Company receives no confirmations, invoices, or other documentation at the time the books are closed. The Company uses its best judgment, based on knowledge of these revenue transactions and expenses incurred, to estimate the amount of such revenue and expenses. The Company is not aware of any material differences between the estimates used in closing the Company’s books for the last five years and the actual amounts of revenue and expenses incurred when the Company subsequently receives the actual confirmations, invoices, or other documentation. Estimates are used in intangible asset valuations and useful lives, depreciation, income taxes, and the contingent liabilities related to legal and healthcare expenses. The Company also estimates the valuation allowance relating to its deferred tax assets based on the more likely than not criteria. The Company believes that its estimates are reasonable.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications have no effect on previously reported net income.

Cash and Cash Equivalents

Cash and cash equivalents are all cash balances that are unrestricted. The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not held for sale in the ordinary course of business. As of the years ended December 31, 2018 and 2017, the Company did not hold any cash equivalents.

Receivables from Clearing and Other Brokers

Retail customer transactions are cleared, on a fully disclosed basis, through two clearing brokers, StockCross and NFS, the former of which is an affiliate. The Company operates on a month to month basis with both clearing brokers and they offset their fees against the Company's revenues on a monthly basis. Receivables from clearing and other brokers include amounts receivable as well as cash on deposit. As of the years ended December 31, 2018 and 2017, cash clearing deposits with StockCross and NFS were $75,000 and $50,000, respectively.

The Company evaluates receivables from clearing organizations and other brokers for collectability noting no amount was considered uncollectable as of the years ended December 31, 2018 and 2017. No valuation allowance is recognized for receivables from clearing and other brokers as the Company does not have a history of losses from receivables from clearing and other brokers and does not anticipate losses in the future.

Siebert 2018 Form 10-K 30

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the lives of the assets, generally not exceeding four years. Leasehold improvements are amortized over the shorter of the useful life or remaining lease term unless the lease transfers ownership of the underlying asset to the lessee or lessee is reasonably certain to exercise an option to purchase the underlying asset, in which case the lessee will amortize over the useful life of the leasehold improvements.

Software

The Company capitalizes certain costs for software such as the Robo-Advisor, software license arrangements with a contract term of greater than 1 year, as well as other software, and amortizes the assets over the estimated useful life of the software or contract term, generally not exceeding 3 years. The Company accounts for software license arrangements with a contract term of 1 year as prepaid assets and amortizes them over the contract term. Other software costs such as routine maintenance and various data services to provide market information to customers are expensed as incurred.

Amortization of Intangible Assets

The Company has a finite-lived intangible asset in the Robo-Advisor acquired from KCAT. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company acquired the Robo-Advisor from KCAT in August 2018. The Robo-Advisor has an estimated useful life of 3 years and the Company will start to amortize it in 2019.

Advertising Costs

Advertising costs are expensed as incurred and totaled $45,000 and $87,000 for the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition and Other Income

On January 1, 2018, the Company adopted the new revenue recognition standard ASC 606, Revenue from Contracts with Customers, on the modified retrospective method (i.e., cumulative method). The Company has elected the modified retrospective method which did not result in a cumulative-effect adjustment at the date of adoption. The implementation of this new standard had no material impact on the Company's consolidated financial statements for the years ended December 31, 2018 and 2017.

Revenue from contracts with customers includes commissions and fees, principal transactions and advisory fees. The recognition and measurement of revenue is based on the assessment of individual contract terms. Significant judgment is required to determine whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.

The primary sources of revenue for the Company are as follows:

Margin Interest, Marketing and Distribution fees

Margin interest, marketing and distribution fees consists of two components: margin interest and 12b1 fees. Margin interest is the net interest charged to customers for holding financed margin positions, and 12b1 fees are fees paid to the Company related to trailing payments from mutual funds as a result of prior sales of mutual funds to customers. Margin interest, marketing and distribution fees are recorded as earned.

Principal Transactions

Principal transactions primarily represent riskless transactions in which the Company, after executing a solicited order, buys or sells securities as principal and at the same time buys or sells the securities with a markup or markdown to satisfy the order. Principal transactions are recognized at a point in time on the trade date when the performance obligation is satisfied. The performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.

Siebert 2018 Form 10-K 31

Commissions and Fees

The Company earns commission revenue for executing trades for clients in individual equities, options, insurance products, futures, fixed income securities, as well as certain third party mutual funds and ETFs. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, is recognized at a point in time on the trade date when the performance obligation is satisfied. The performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.

Advisory Fees

The Company earns advisory fees associated with managing client assets. The performance obligation related to its revenue stream is satisfied over time; however, the advisory fees are variable as they are charged as a percentage of the client’s total asset value, which is determined at the end of the quarter.

The following table presents the major revenue categories and when each category is recognized:

	Year Ended December 31,
Revenue Category	2018	2017	Timing of Recognition
Trading Execution and Clearing Services
Commissions and fees	$9,504,000	$4,801,000	Recorded on trade date
Principal transactions	$9,020,000	$1,639,000	Recorded on trade date
Advisory fees and additional income	$584,000	$70,000	Recorded as earned

Other Income
Margin interest, marketing and distribution fees
Margin interest	$7,663,000	$3,726,000	Recorded as earned
12b1 fees	3,265,000	2,874,000	Recorded as earned
Total Margin interest, marketing and distribution fees	$10,928,000	$6,600,000

Total Revenue	$30,036,000	$13,110,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Principal transactions, Commissions and fees, Advisory fees and additional income	Provide security trading services to customer and act as agent
Margin interest, marketing and distribution fees	n/a

Siebert 2018 Form 10-K 32

Disaggregation of Revenue

The following table presents a breakdown of the Company’s revenue between the amounts attributed to the legacy Siebert customer base vs. the accounts acquired from the StockCross Retail Assets:

	Year Ended December 31,
	2018	2017
Revenue from Principal transactions:
Principal transactions – Legacy Siebert	$1,894,000	$490,000
Principal transactions – StockCross Retail Assets	7,126,000	1,149,000
Total Revenue from Principal transactions	$9,020,000	$1,639,000

Revenue from Commissions and fees:
Commissions and fees – Legacy Siebert	$7,792,000	$4,527,000
Commissions and fees – StockCross Retail Assets	1,712,000	274,000
Total Revenue from Commissions and fees	$9,504,000	$4,801,000

Revenue from Margin interest, marketing and distribution fees:
Margin interest, marketing and distribution fees – Legacy Siebert	$9,674,000	$6,409,000
Margin interest, marketing and distribution fees – StockCross Retail Assets	1,254,000	191,000
Total Revenue from Margin interest, marketing and distribution fees	$10,928,000	$6,600,000

Additional Revenue:
Advisory fees – Legacy Siebert	478,000	51,000
Interest – Legacy Siebert	106,000	19,000

Total Revenue	$30,036,000	$13,110,000

Income Taxes

The results of operations are included in the consolidated federal income tax return of the Company as well as the consolidated or standalone state and local income tax returns of the Company and/or its subsidiaries. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years.

The Company records accruals for uncertain tax positions when the Company believes that it is not more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company makes adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The Company had no uncertain tax positions as of December 31, 2018 and 2017.

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversal of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. To the extent the Company determines that realization of deferred tax assets is not "more likely than not," the Company establishes a valuation allowance. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such an occurrence could materially impact the Company’s results of operations and financial condition.

Evaluation of Subsequent Events

The Company has evaluated events that have occurred subsequent to December 31, 2018 and through March 26, 2019, the date of the filing of this report. As previously disclosed in a Current Report on Form 8-K on January 18, 2019, the Company purchased approximately 15% of StockCross’ outstanding shares. The number of shares purchased by the Company was 922,875 at a per share price of approximately $3.97.

There have been no additional material subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the financial statements as of December 31, 2018.

Siebert 2018 Form 10-K 33

Capital Stock

The authorized capital stock of the Company consists of a single class of common stock.

Per Share Data

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding, all dilutive securities, which consist of options.

Recently Issued Accounting Pronouncements

ASU 2016-02 – In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company expects to recognize a material asset and a corresponding liability with no material impact to operating results.

Recently Adopted Accounting Pronouncements

ASU 2014-09 – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted this guidance starting the first quarter of 2018. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company has adopted ASC 606 using the modified retrospective method (i.e., cumulative effect method).

Siebert 2018 Form 10-K 34

3. Receivables from and Payable to Brokers, Dealers, and Clearing Organizations

Amounts receivable from / payable to brokers, dealers and clearing organizations consisted of the following as of the periods indicated:

	As of December 31,
	2018	2017
Receivables from clearing and other brokers
NFS	$1,664,000	$1,396,000
StockCross	310,000	—
Other receivables	31,000	—
Citibank	25,000	—
Total Receivables from clearing and other brokers	$2,030,000	$1,396,000

Receivable from related party
StockCross	$1,000,000	$283,000
Total Receivable from related party	$1,000,000	$283,000

Due to clearing brokers and related parties
NFS	$58,000	$—
StockCross	46,000	127,000
MSCO	29,000	—
Total Due to clearing brokers and related parties	$133,000	$127,000

4. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements consisted of the following as of the periods indicated:

	As of December 31,
	2018	2017
Leasehold improvements	$545,000	$267,000
Equipment	52,000	52,000
Total Furniture, equipment, and leasehold improvements	597,000	319,000
Less accumulated depreciation and amortization	(129,000)	(56,000)
Total Furniture, equipment, and leasehold improvements, net	$468,000	$263,000

5. Software, Net

Software consisted of the following as of the periods indicated:

	As of December 31,
	2018	2017
Intangible asset – Robo-Advisor	$763,000	$—
Other purchased software	459,000	97,000
Total Software	1,222,000	97,000
Less accumulated amortization – Robo-Advisor	—	—
Less accumulated amortization – Other purchased software	(85,000)	(13,000)
Total Software, net	$1,137,000	$84,000

The Company generally recognizes software initially at cost and amortize over the estimated useful life of 3 years. In line with the Company’s policy, the basis for determining the amount capitalized for the Robo-Advisor software was determined based on the price paid to acquire KCAT. The Company estimates future amortization related to all software assets of $398,000, $398,000 and $341,000 in the years ending December 31, 2019, 2020, and 2021, respectively.

Siebert 2018 Form 10-K 35

6. Income Taxes

Income taxes consist of the following:

Current income tax (benefit) / expense, which represents the amount of federal tax and state and local tax currently payable or receivable, including interest and penalties and amounts accrued for unrecognized tax benefits, if any, and;

Deferred income tax (benefit) / expense, which represents the net change in the deferred tax assets or liability balance during the year, including any change in the valuation allowance.

	Year Ending December 31,
	2018	2017
Current
Federal	$948,000	$51,000
State and local	26,000	102,000
Total Current	$974,000	$153,000

Deferred
Federal	$(3,248,000)	$—
State and local	(2,328,000)	—
Total Deferred	$(5,576,000)	$—

Total Income tax (benefit) / expense	$(4,602,000)	$153,000

Effective Income Tax Rate Reconciliation

A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate applicable to income before income taxes is as follows for the periods indicated:

	Year Ending December 31,
	2018	2017
Federal statutory income tax rate	21.0%	34.0%
Net effect of:
Non-deductible expenses	0.2%	1.2%
Depreciation	(0.9%)	(4.5%)
Tax amortization of intangible assets	(3.8%)	(1.6%)
Other temporary differences	(1.3%)	(12.1%)
Net operating loss	(2.6%)	(13.2%)
Increase due to state and local taxes, net of U.S. federal income tax effects	0.6%	2.8%
Total Current effective income tax rate	13.2%	6.6%
Reversal of deferred tax assets valuation allowance	(75.8%)	—
Total Effective income tax rate	(62.6%)	6.6%

Tax Cuts and Jobs Act

In regard to the effect of the Tax Cuts and Jobs Act, which lowered U.S. federal corporate income tax rates from 34% to 21%, the Company determined that the primary impact was a reduction in income tax expense in 2018 as well the projected income tax expense subsequent years. The statutory federal income tax rate in effect of 21% as of January 1, 2018 was utilized to calculate the income tax provision and the deferred tax assets as of December 31, 2018. As such, the change in federal income tax rates affected the valuation of the gross deferred tax assets.

Net Operating Losses

The Company’s pre-tax federal and state and local NOLs for tax purposes as of December 31, 2018 were approximately $16.1 million and $27.1 million, respectively, which expire by 2036. The federal NOL carryforwards have been reduced by the impact of annual limitations of approximately $895,000 per year as described in the Internal Revenue Code Section 382 that arose as a result of an ownership change. Deferred tax assets are reported net of NOLs that have expired or are not expected to be utilized in the future.

Siebert 2018 Form 10-K 36

Income Tax Examinations

The Company is subject to federal, state, and local tax examinations for a period typically between three and four years. The Company is currently under tax examination by the State of New York for tax years 2012 through 2014. As of December 31, 2018, the State of New York has not proposed any adjustment to the Company’s tax position. Except for the examination described above, the Company is not under any other tax examinations.

Unrecognized Tax Benefits

The Company applied the “more-likely-than not” recognition threshold to all tax positions taken or expected to be taken in a tax return which resulted in no unrecognized tax benefits reflected in the financial statements as of December 31, 2018. The Company classifies interest and penalties that would accrue according to the provisions of relevant tax law as income taxes.

Deferred Tax Assets

The evaluation of the recoverability of the deferred tax assets and the need for a valuation allowance requires the Company to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

The Company’s framework for assessing the recoverability of the deferred tax assets requires a determination of whether or not there is sufficient taxable income of appropriate character within the carryback, carryforward period available under tax law. The Company considers of all available evidence, including:

•	Taxable income in carryback years if carryback is permitted;
•	Future reversals of existing taxable temporary differences;
•	Tax planning strategies; and
•	Projected future taxable income exclusive of reversing temporary difference.

In assessing projected future taxable income, the Company considers all evidence, including:

•	The nature, frequency, and amount of cumulative financial reporting income and losses in recent years;
•	The sustainability of recent operating profitability of the Company;
•	The predictability of future operating profitability of the character necessary to realize the net deferred tax assets;
•	The carryforward period for the net operating loss, including the effect of reversing taxable temporary differences; and
•	Prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets.

In performing the assessment of the recoverability of the deferred tax assets under this framework, the Company also considers tax laws governing the utilization of the net operating loss in each applicable jurisdiction.

For the year ended December 31, 2018, the Company achieved key financial milestones such as having three years of cumulative taxable income and generating four consecutive quarters of pre-tax profitability generally greater than $1 million which led to a re-evaluation of the deferred tax assets. As of December 31, 2018, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not that deferred taxes of $5,576,000 were realizable, and therefore, a valuation allowance was not necessary for this portion of the deferred tax assets.

Siebert 2018 Form 10-K 37

Below is a breakout of the deferred tax assets, net of valuation allowance as of the periods indicated. Prior period amounts were adjusted to reflect the impact from the Tax Cuts and Jobs Act:

	As of December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$5,811,000	$6,596,000
	$5,811,000	$6,596,000

Deferred tax liabilities
Furniture, equipment and leasehold improvements	$(193,000)	$(79,000)
Contribution carryover	—	126,000
Intangible assets	—	(25,000)
Other reconciling items	(42,000)	—
	$(235,000)	$22,000

Total	$5,576,000	$6,618,000

Valuation allowance	—	(6,618,000)

Deferred tax assets, net of valuation allowance	$5,576,000	$—

7. Capital Requirements

MSCO is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. MSCO has elected to use the alternative method permitted by the rule which requires that MSCO maintain minimum net capital, as defined, equal to the greater of $250,000, or 2% of aggregate debit balances arising from customer transactions, as defined. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of December 31, 2018, MSCO had net capital of approximately $8.9 million, which was $8.7 million in excess of required net capital of $250,000. As of December 31, 2017, MSCO had net capital of approximately $4.4 million, which was $4.2 million in excess of required net capital of $250,000.

MSCO claims exemption from the reserve requirements under the SEC’s Rule 15c 3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through one unaffiliated and one affiliated clearing firm on a fully disclosed basis.

Our cash and cash equivalents are unrestricted and are used to fund our working capital needs. The Company’s total assets as of December 31, 2018 were approximately $18.2 million, of which $7.2 million, or approximately 40%, is highly liquid. The Company’s total assets as of December 31, 2017 were approximately $6.0 million, of which $3.8 million, or approximately 62%, is highly liquid.

8. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

Retail customer transactions are cleared, on a fully disclosed basis, through two clearing brokers, one of which is an affiliate. In the event that customers are unable to fulfill their contractual obligations, the clearing broker may charge the Company for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customers' obligations. The Company regularly monitors the activity in its customer accounts for compliance with its margin requirements. Securities transactions entered into as of December 31, 2018 have settled subsequent thereto with no material adverse effect on the Company's financial statements.

Credit risk represents the potential loss that would occur if counterparties fail to perform pursuant to the terms of their obligations. The Company is subject to credit risk to the extent a custodian or broker with whom it conducts business is unable to fulfill contractual obligations.

9. Commitments, Contingencies and Other

Lease Commitments

The Company rents office space under operating leases expiring in 2019 through 2024. The leases call for base rent plus escalations as well as property taxes and other operating expenses.

Siebert 2018 Form 10-K 38

Future annual minimum base rental payments under these operating leases are as follows as of December 31, 2018:

Year	Amount
2019	$686,000
2020	651,000
2021	628,000
2022	489,000
2023 and thereafter	507,000
Total	$2,961,000

Rent and related operating expenses amounted to $988,000 and $437,000 for the years ended December 31, 2018 and 2017, respectively.

As part of the Company’s renovation of its office in Jersey City, as of December 31, 2018, the Company has a receivable from the landlord of $171,000 for tenant improvements that will be reimbursed to the Company upon the completion of the renovation. In line with the guidance under ASC 840, the Company has a tenant improvement asset and corresponding lease incentive liability recorded for this lease. The lease incentive liability will be amortized into income ratably over the life of the lease.

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of the Company, all such matters are without merit, or involve amounts which would not have a significant effect on the financial statements of the Company.

General Contingencies

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of the Company’s management, all such matters are without merit, or involve amounts which would not have a significant effect on the financial statements of the Company.

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

The Company is self-insured with respect to employee health claims. The Company maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $50,000 per employee. The estimated liability for self-insurance claims is initially recorded in the year in which the event of loss occurs, and may be subsequently adjusted based upon new information and cost estimates. Reserves for losses represent estimates of reported losses and estimates of incurred but not reported losses based on past and current experience. Actual claims paid and settled may differ, perhaps significantly, from the provision for losses. This adds uncertainty to the estimated reserves for losses. Accordingly, it is at least possible that the ultimate settlement of losses may vary significantly from the amounts included in the financial statements.

As part of this plan, the Company recognized expenses totaling $935,000 and $546,000 for the years ended December 31, 2018 and 2017, respectively. The Company had an accrual of $50,000 and $28,000 as of the years ended December 31, 2018 and 2017, respectively, which represents the historical estimate of future claims to be recognized for claims incurred prior to December 31, 2018 and 2017, respectively.

Siebert 2018 Form 10-K 39

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

10. Employee Benefit Plans

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. No contributions were made by the Company in 2018 or 2017.

11. Related Party Disclosures

StockCross

StockCross and the Company are under common ownership and StockCross serves as one of the two clearing brokers for the Company. StockCross has a clearing agreement with MSCO in which StockCross passes through all revenue and charges MSCO for related clearing expenses. Outside of the clearing agreement, MSCO has an expense sharing agreement with StockCross for its Beverly Hills office. In addition, StockCross pays some of the vendors for miscellaneous expenses which it passes through to MSCO. Lastly, as of December 31, 2018, MSCO had receivables from StockCross totaling approximately $1.3 million consisting of financing for inventory positions, the net monthly clearing fees StockCross owes MSCO, and a clearing deposit. As of December 31, 2017, MSCO had a receivable from StockCross totaling $283,000.

KCA

KCA is an affiliate of the Company and StockCross. To gain efficiencies and economies of scale with billing and administrative functions, KCA serves as a paymaster for the Company and StockCross for compensation and benefits expenses, the entirety of which KCA passes through to the Company and StockCross proportionally. In addition, KCA has purchased the naming rights for the Company for the Company to use.

PWC

PWC brokers the insurance policies for related parties. Revenue for PWC from related parties totaled $28,000 for the year ended December 31, 2018.

Scilent Networks LLC (Scilent Networks)

Scilent Networks is a technology wholesaler owned by a Siebert executive that buys technology and related services on behalf of the Company at a reduced cost and then passes through the cost to the Company. Total expenses related to Scilent Networks totaled $133,000 and $112,000 for the years ended December 31, 2018 and 2017, respectively.

12. Summarized Quarterly Financial Data (unaudited)

	2018				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$8,177,000	$7,488,000	$7,884,000	$6,487,000	$2,379,000	$2,689,000	$3,089,000	$4,953,000
Net income (loss)	$1,693,000	$1,799,000	$3,119,000	$5,351,000	$58,000	$365,000	$1,001,000	$733,000
Net income (loss) per share:
Continuing operations	$0.06	$0.07	$0.11	$0.20	$0.00	$0.02	$0.05	$0.03
Discontinued operations	—	—	—	—	—	—	—	—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Siebert 2018 Form 10-K 40

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Vice President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our management, including the Executive Vice President/Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Executive Vice President/Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management, including our Executive Vice President/Chief Financial Officer, concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have implemented a number of measures to address the material weaknesses identified in our internal controls over financial reporting which were disclosed in our 2017 Form 10-K. During 2018, we increased our accounting staff by hiring an individual with appropriate experience applying GAAP technical accounting guidance. We have also engaged an independent CPA/Consultant who has extensive experience in SEC reporting, internal controls, and compliance and has been intimately involved in these areas to remediate the material weaknesses identified. We designed additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP regarding complex accounting issues.

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

To evaluate the effectiveness of our internal control over financial reporting, we use the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, our management, including our Executive Vice President/Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal controls over financial reporting were effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B. OTHER INFORMATION

None.

Siebert 2018 Form 10-K 41

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors
The names of our Directors and their ages, positions, and biographies are set forth below.

Gloria E. Gebbia
Age 76

Gloria E. Gebbia is the manager and owner of the majority issued and outstanding voting member interests of KCA. Ms. Gebbia is an owner and a director of StockCross. Additionally, Ms. Gebbia also serves as the President of Associates for Breast and Prostate Cancer Research, a non-profit organization that raises funds for the John Wayne Cancer Institute, which, under Ms. Gebbia’s leadership, has raised over $16 million for breast and prostate cancer research.

Charles A. Zabatta
Age 76

Charles A. Zabatta served as a consultant to StockCross from 2011 until 2016, acting as its head of Corporate Development. Mr. Zabatta has and continues to have a distinguished and successful career, predominately in the financial services industry, including holding various positions with the New York Stock Exchange, Paine Webber, Securities Settlement Corp., Josephthal Lyon & Ross, Kennedy Cabot & Co. and TD Waterhouse. Mr. Zabatta’s creative business skills have been instrumental in several acquisitions of small to midsize companies in various industries. Mr. Zabatta currently advises on capital raising, general business structure and management. Previously, Mr. Zabatta has served as a member of the board of Knight Capital and Kennedy Cabot & Co. Currently, Mr. Zabatta serves on the board of Paraco Gas Corporation, a large privately held independent energy company in the Northeast. Mr. Zabatta holds a B.A. in Industrial Psychology from Iona College.

Francis V. Cuttita
Age 50

Francis V. Cuttita is a Senior Partner of Cuttita, LLP, a New York based law firm. Mr. Cuttita has over 24 years of practicing law in the areas of real estate and business transactions, media, sports and entertainment. Mr. Cuttita’s list of clients include Fortune 100 corporations, CEOs, hedge fund managers, legendary professional athletes, entertainment icons and Grammy award winning musicians. Mr. Cuttita also serves as an advisor to several national financial, insurance and sports businesses and is an active supporter and member of various nonprofit organizations. Mr. Cuttita graduated from Swarthmore College and received his law degree from Fordham University School of Law.

Andrew H. Reich
Age 63

Andrew H. Reich held various executive positions in StockCross beginning in 2002 and was StockCross’ Chairman from 2015 to December 16, 2016. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company, has previously served as the CFO of Gebbia Holding Co., a holding company for Ms. Gebbia’s family through 2014, and as CFO of PWC, owned by Gloria Gebbia’s children, which was acquired by the Company for its cash value in March 2018. Mr. Reich has more than 20 years of experience in the financial industry, including more than fourteen years in various senior management roles at StockCross. Mr. Reich holds an M.B.A. from the University of Southern California and a B.B.A. from the Bernard Baruch College.

Jerry M. Schneider, CPA
Age 74

Jerry M. Schneider, is a certified public accountant and has over 40 years of relevant accounting experience. Mr. Schneider is licensed to practice public accounting in New York and Florida and is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Florida Society of Certified Public Accountants. Mr. Schneider was the Managing Partner of Schneider & Associates LLP, a CPA firm with approximately 20 professional staff and was the driving force in that firm’s growth and development until it merged with Marks Paneth LLP in 2008. From January 2011 to December 1, 2017, Mr. Schneider was a Partner Emeritus and Senior Consultant at Marks Paneth LLP. Mr. Schneider is also a member of the Board of Directors of Prometheum, Inc., a development stage blockchain based digital security platform. He was appointed to the Board of Directors and Audit Committee of Fiduciary Trust International South (a subsidiary of Fiduciary Trust International, which is owned by Franklin Templeton) and a member of the Audit Committee in 2018. Mr. Schneider’s practice was concentrated in the areas of business planning, high net worth individuals, manufacturing, retailing, securities broker-dealers, the hospitality industry and private educational institutions.

Siebert 2018 Form 10-K 42

Identification of Executive Officers

Name	Age	Position
Andrew H. Reich	63	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

Mr. Reich has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company and Chief Executive Officer of MSCO since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until his resignation effective as of the Closing Date, he served as the Chairman of StockCross. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company, has previously served as the CFO of Gebbia Holding Co., a holding company for Gloria E. Gebbia’s family through 2014, and as CFO of PWC. Mr. Reich has more than 20 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds a M.B.A. from The University of Southern California and a B.B.A. from the Bernard Baruch College.

Corporate Governance

Board Meetings

The Board of Directors held five (5) regular meetings and two (2) special meetings during 2018. Each incumbent director attended at least 75% of his or her Board of Directors meetings and all of his or her committee meetings.

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

Audit Committee of the Board of Directors

The Audit Committee of our Board of Directors currently consists of Mr. Schneider, Chairman, Mr. Zabatta and Mr. Cuttita. The Board of Directors has determined that Mr. Schneider, Mr. Zabatta and Mr. Cuttita is each an “independent director” within the meaning of Rule 5605 (a)(2) of the Nasdaq Stock Market and within the meaning of the applicable rules and regulations of the SEC.

The Audit Committee held eight (8) meetings during 2018.

The Board of Directors has determined that Mr. Schneider qualifies as an “audit committee financial expert” under the applicable rules of the SEC.

The Audit Committee was established to (i) assist the Board of Directors in its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements and our auditor’s qualifications and independence, (ii) prepare the report of the Audit Committee contained herein, (iii) retain, consider the continued retention and termination of our independent auditors, (iv) approve audit and non-audit services performed by our independent auditors and (v) perform any other functions from time to time delegated by the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.siebertnet.com/company/governance.

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers and directors. The Compensation Committee will administer a stock option and other employee benefit plans if and when adopted. The Compensation Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with the Nasdaq Stock Market’s independence requirements. The Compensation Committee held no meetings during 2018.

Siebert 2018 Form 10-K 43

The Compensation Committee will evaluate the performance of our executive officers in terms of our operating results and financial performance and will determine their compensation in connection therewith.

In accordance with general practice in the securities industry, our executive compensation includes base salaries, an annual discretionary cash bonus, and stock options and other equity incentives that are intended to align the financial interests of our executives with the returns to our shareholders. There were no material increases in compensation to our sole executive officer in 2018.

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

Nominating Committee of the Board of Directors

The Nominating Committee of the Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Nominating Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with the Nasdaq Stock Market’s independence requirements. The Nominating Committee did not meet in 2018.

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

Indemnification of Officers and Directors

We indemnify our executive officers and directors to the extent permitted by applicable law against liabilities incurred as a result of their service to us and against liabilities incurred as a result of their service as directors of other corporations when serving at our request. We have a director’s and officer’s liability insurance policy, underwritten by the American International Group, Inc., in the annual aggregate amount of $5 million. As to reimbursements by the insurer of our indemnification expenses, the policy has a $250,000 deductible; there is no deductible for covered liabilities of individual directors and officers.

Pursuant to the terms of the Acquisition Agreement, we obtained a director’s and officer’s liability policy for the Prior Board of Directors in the aggregate amount of $15 million, which was charged as an expense prior to new management acquiring control.

Annual Shareholders Meeting Attendance Policy

It is the policy of our Board of Directors that all of our directors are strongly encouraged to attend each annual shareholders meeting. All of our directors attended the 2018 annual meeting of shareholders.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer, Controller, Principal Accounting Officer, and any of our other employees performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.siebertnet.com/company/governance.

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

Siebert 2018 Form 10-K 44

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

Based upon a review of Section 16(a) forms furnished to the Company, the Company believes that all applicable Section 16(a) filing requirements were met during the year ended December 31, 2018, except that Richard Gebbia and David Gebbia were late in filing Form 3’s after they became members of a group holding more than 10% of our Common Stock, as reported in a Schedule 13D amendment (amendment 4) filed April 25, 2018.

Advisors to the Company

Special Advisor to the Board of Directors

In February 2017, the Board of Directors appointed John J. Gebbia as a Special Advisor to the Board of Directors. John J. Gebbia commenced his employment in the brokerage industry in 1959. In 1962, Mr. Gebbia became Executive Vice President of Walston & Company. After becoming CEO of Jesup & Lamont, an institutional brokerage firm, Mr. Gebbia purchased the company in 1983. Thereafter, Mr. Gebbia owned and/or controlled various brokerage firms including Kennedy Cabot & Co., which was sold in 1997 to Toronto Dominion Bank for $160,000,000. Mr. Gebbia controls various companies in the insurance, sports management & home building industries.

Senior Advisors

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

Siebert 2018 Form 10-K 45

John M. Gebbia has been in the brokerage industry in various capacities since 1990. Mr. Gebbia was the President and CEO of Kennedy Cabot & Co., from 1992 to 1997 when it was acquired by Toronto Dominion Bank. Thereafter he was active with various Gebbia family businesses. Since 2007, Mr. Gebbia has been associated with StockCross, most recently as a Director and its Executive Vice President. Mr. Gebbia is the CEO of AdvisorNXT.

Richard S. Gebbia has been in the brokerage industry since 1993. Since 2002, Mr. Gebbia has been associated with StockCross in various capacities. Mr. Gebbia is currently the CEO and a Director of StockCross.

David J. Gebbia has been in the brokerage industry since 1993. Mr. Gebbia is currently the President of the Company’s insurance company, PWC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, during the years ended December 31, 2018 and 2017, the annual compensation paid to or earned by our current Executive Vice President, Chief Operating Officer and Chief Financial Officer (the “Named Executive Officer”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Andrew H. Reich(1)	2018	$200,000	$30,000	—	—	—	—	—	$230,000
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2017	$208,462	$25,000	—	—	—	—	—	$233,462

1) Represents the dollar amount recognized for financial statement reporting in accordance with ASC Topic 718. Mr. Reich was named to the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer effective December 16, 2016.

Grants of Plan-Based Awards

No options were granted to purchase our Common Stock or other equity awards under our 2007 Long-Term Incentive Plan to any of our Named Executive Officers in 2018 or 2017. This plan has been terminated.

Outstanding Equity Awards as of December 31, 2018

As of December 31, 2018, the Company had no outstanding equity awards.

Termination of Employment and Change-in-Control Arrangements

Employment Agreements

We are not a party to an employment agreement with any Named Executive Officer. All of our Named Executive Officers are employees at will.

Option Agreements

As of December 31, 2018, we had no option agreements with our Named Executive Officers.

Siebert 2018 Form 10-K 46

Compensation of Directors

In December 2018, the annual fee payable to Francis V. Cuttita, Charles Zabatta, and Jerry M. Schneider for service on our Board of Directors was set at $125,000. Mrs. Gebbia and Mr. Reich were not compensated as Board Members in 2018. Director’s fees and expenses are paid periodically.

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of the Company’s directors during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gloria E. Gebbia	—	—	—	—	—	—	—
Andrew H. Reich	—	—	—	—	—	—	—
Francis V. Cuttita	$125,000	—	—	—	—	—	$125,000
Charles Zabatta	$125,000	—	—	—	—	—	$125,000
Jerry M. Schneider	$125,000	—	—	—	—	—	$125,000

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2018. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the PCAOB (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off-balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the PCAOB (United States) regarding “Communication with Audit Committees Concerning Independence.”

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ended December 31, 2018 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the SEC.

Audit Committee,
Jerry M. Schneider, CPA, Chairman
Charles Zabatta
Francis V. Cuttita

Siebert 2018 Form 10-K 47

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our Common Stock as of March 31, 2018. The information includes beneficial ownership by each of our directors and the Named Executive Officers, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our Common Stock. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage of ownership is based on 27,157,188 shares of Common Stock outstanding on March 26, 2019.

Name and Address of Beneficial Owner (1)	Shares of Common Stock	Percent of Class

Named Executive Officers and Directors
Gloria E. Gebbia (2)	17,245,377	63.50%
Andrew H. Reich	589,232	2.17%
Francis V. Cuttita	156,000	0.57%
Charles Zabatta	265,449	0.98%
Jerry M. Schneider	3,000	0.01%
Directors and named executive officers as a group (5 persons)	18,259,058	67.23%

Other 5% Shareholders
Richard S. Gebbia	2,932,319	10.80%
9464 Wilshire Blvd.
Beverly Hills, CA 90212
John M. Gebbia	1,807,919	6.66%
9464 Wilshire Blvd.
Beverly Hills, CA 90212
Kennedy Cabot Acquisition, LLC	3,677,283	13.54%
24005 Ventura Blvd Suite 200
Calabasas CA 91302
tZERO Group, Inc.(3)	1,377,295	5.10%
29 Broadway, 30th Floor
New York, NY 10006

1) Unless otherwise indicated, the business address of each individual is c/o Siebert Financial Corp., 120 Wall Street, New York, NY 10005.

2) Includes 3,667,283 shares of our Common Stock owned by KCA, 2,932,319 shares owned by Richard S. Gebbia and 1,807,919 shares owned by John M. Gebbia, Gloria E. Gebbia’s sons, and 1,148,456 shares of our Common Stock owned by a family trust and certain other members of Gloria E. Gebbia’s family.

3) The information shown in the table above and disclosed in this footnote was obtained from the Schedule 13G filed with the SEC by Overstock.com, Inc., Medici Ventures, Inc., tZERO Group, Inc., Patrick M. Byrne, High Plains Investments, LLC and Haverford Valley, L.C. on February 26, 2018, which reported that each such reporting person has shared voting and dispositive power with respect to such shares.

Siebert 2018 Form 10-K 48

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

Audit Fees

The aggregate fees billed by Baker Tilly for professional services rendered for the 2018 audit of our annual financial statements and reviews of our quarterly financial statements were $166,000 for the year ending December 31, 2018.

All Other Fees

Baker Tilly rendered no other products or services during the year ended December 31, 2018.

Tax Fees

Lilling & Co billed an aggregate fee of $106,000 for the year ended December 31, 2018 for tax compliance services.
Akerman LLP billed an aggregate fee of $75,000 for the year ended December 31, 2018 for tax compliance services.

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

Siebert 2018 Form 10-K 49

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The consolidated Financial statements for the year ended December 31, 2018 and December 31, 2017 commence on page 26 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Siebert 2018 Form 10-K 50

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

3.2	By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-1 (File No. 333-49843) filed with the SEC on April 10, 1998)
10.1
Acquisition Agreement, dated September 1, 2016, by and among, Siebert Financial Corp., the Majority Shareholder and KCA (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the SEC on September 2, 2016)

10.2	Assignment dated December 16, 2016 by and between the Majority Shareholder and Siebert Financial Corp.
10.3	Consent and Waiver dated as of December 16, 2016 by and among Siebert Cisneros Shank Financial, LLC, Siebert Cisneros Shank & Co. L.L.C. and Siebert Financial Corp.
10.6**
** Siebert Financial Corp. 2007 Long-Term Incentive Plan (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-144680) filed with the SEC on July 18, 2007)

10.7*
* Fully Disclosed Clearing Agreement, by and between NFS LLC and Muriel Siebert & Co., Inc. dated May 5, 2010. (incorporated by reference to Siebert Financial Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010)

10.8
Asset Purchase Agreement, dated as of June 26, 2017 by and among StockCross Financial Services, Inc., Muriel Siebert & Co., Inc. and Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the SEC on June 28, 2017)

10.9
StockCross Share Repurchase Agreement dated as of January 18, 2019 by and among tZERO Group, Inc., a Delaware corporation, StockCross Financial Services, Inc., a Massachusetts corporation and Muriel Siebert & Co., Inc., a Delaware Corporation (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the SEC on January 25, 2019)

21.1	Subsidiaries of the registrant***
31.1	Certification of Andrew H. Reich pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Andrew H. Reich of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002***

Siebert 2018 Form 10-K 51

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema
101.	CAL XBRL Taxonomy Extension Calculation Linkbase 101.DEF XBRL Taxonomy Extension Definition Linkbase
101.	LAB XBRL Taxonomy Extension Label Linkbase
101.	PRE XBRL Taxonomy Extension Presentation Linkbase

*            Portions of the indicated document have been afforded confidential treatment and have been filed separately with the SEC pursuant to Rule 24b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended.

**            Management contract or compensatory plan or arrangement.

***            Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

Siebert 2018 Form 10-K 52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

Date	By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director (principal executive, financial and accounting officer)

Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and	March 29, 2019
Andrew H. Reich	Chief Financial Officer, Secretary and Director
(Principal financial and accounting officer)

/s/ Gloria E. Gebbia	Director	March 29, 2019
Gloria E. Gebbia

/s/ Charles Zabatta	Director	March 29, 2019
Charles Zabatta

/s/ Francis V. Cuttita	Director	March 29, 2019
Francis V. Cuttita

/s/ Jerry M. Schneider	Director	March 29, 2019
Jerry M. Schneider