Form 10-Q
period 2019-06-30
SIEBERT FINANCIAL CORP
filed 2019-08-14
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Wall Street, New York, NY 10005
(Address of Principal Executive Offices) (Zip Code)

(212) 644-2400
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - $0.01 par value	SIEB	The Nasdaq Capital Market

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2019, there were 27,157,188 shares of the registrant’s common stock outstanding.

SIEBERT FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$4,667,000	$7,229,000
Receivables from clearing and other brokers	2,263,000	1,975,000
Receivable from related party	1,000,000	1,000,000
Receivable from lessors	—	171,000
Other receivables	130,000	151,000
Prepaid expenses and other assets	748,000	470,000
Furniture, equipment and leasehold improvements, net	1,015,000	468,000
Software, net	1,498,000	1,137,000
Lease right-of-use assets	2,589,000	—
Equity method investment in related party	3,720,000	—
Deferred tax assets	5,074,000	5,576,000
	$22,704,000	$18,177,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$620,000	$699,000
Due to clearing brokers and related parties	17,000	133,000
Lease incentive obligation	—	171,000
Lease liabilities	2,895,000	—
	3,532,000	1,003,000

Commitments and Contingencies
Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 27,157,188 shares issued and outstanding as of June 30, 2019 and December 31, 2018	271,000	271,000
Additional paid-in capital	7,641,000	7,641,000
Retained earnings	11,260,000	9,262,000
	19,172,000	17,174,000

	$22,704,000	$18,177,000

See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Margin interest, marketing and distribution fees	$2,783,000	$2,687,000	$5,555,000	$5,222,000
Commissions and fees	2,303,000	2,376,000	4,105,000	5,033,000
Principal transactions	1,766,000	2,263,000	3,438,000	5,204,000
Advisory fees	193,000	138,000	361,000	171,000
Interest	16,000	24,000	31,000	35,000
Total Revenue	7,061,000	7,488,000	13,490,000	15,665,000

Expenses:
Employee compensation and benefits	2,890,000	3,289,000	5,725,000	6,951,000
Clearing fees, including execution costs	578,000	679,000	1,232,000	1,581,000
Professional fees	447,000	487,000	949,000	1,095,000
Other general and administrative	887,000	473,000	1,272,000	859,000
Technology and communications	262,000	330,000	509,000	564,000
Rent and occupancy	320,000	247,000	615,000	489,000
Depreciation and amortization	251,000	26,000	426,000	50,000
Advertising and promotion	—	21,000	—	34,000
Total Expenses	5,635,000	5,552,000	10,728,000	11,623,000

Earnings of equity method investment in related party	15,000	—	54,000	—

Income from before provision for income tax	1,441,000	1,936,000	2,816,000	4,042,000
Provision for income tax	449,000	137,000	818,000	550,000
Net income	$992,000	$1,799,000	$1,998,000	$3,492,000

Net income per share of common stock
Basic and diluted	$0.04	$0.07	$0.07	$0.13

Weighted average shares outstanding
Basic and diluted	27,157,188	27,157,188	27,157,188	27,157,188

See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Number of Shares	$.01 Par Value	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total
Balance - December 31, 2017	27,157,188	$271,000	$7,641,000	$(2,700,000)	$5,212,000
Net income	—	—	—	3,492,000	3,492,000
Balance - June 30, 2018	27,157,188	$271,000	$7,641,000	$793,000	$8,705,000

	Number of Shares	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance - December 31, 2018	27,157,188	$271,000	$7,641,000	$9,262,000	$17,174,000
Net income	—	—	—	1,998,000	1,998,000
Balance - June 30, 2019	27,157,188	$271,000	$7,641,000	$11,260,000	$19,172,000

See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$1,998,000	$3,492,000
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Deferred income tax expense	502,000	—
Depreciation and amortization	426,000	50,000
Earnings of equity method investment in related party	(54,000)	—

Changes in:
Securities owned, at fair value	—	(329,000)
Receivables from clearing and other brokers	(288,000)	(1,061,000)
Receivable from related party	—	283,000
Receivable from lessors	171,000	—
Other receivables	21,000	—
Prepaid expenses and other assets	(278,000)	(198,000)
Accounts payable and accrued liabilities	(79,000)	117,000
Due to clearing brokers and related parties	(116,000)	202,000
Income tax payable	—	474,000
Net cash provided by operating activities	2,303,000	3,030,000

Cash Flows From Investing Activities:
Equity method investment in related party	(3,665,000)	—
Purchase of furniture, equipment, and leasehold improvements	(588,000)	(109,000)
Purchase of software	(612,000)	—
Net cash used in investing activities	(4,865,000)	(109,000)

Net (decrease) / increase in cash and cash equivalents	(2,562,000)	2,921,000
Cash and cash equivalents - beginning of period	7,229,000	3,765,000
Cash and cash equivalents - end of period	$4,667,000	$6,686,000

See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Siebert Financial Corp., a New York corporation incorporated in 1934, is a holding company that conducts its retail discount brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and registered broker-dealer, its investment advisory business through its wholly-owned subsidiary, Siebert AdvisorNXT, Inc. (“AdvisorNXT”), a New York corporation registered with the U.S. Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor under the Investment Advisers Act of 1940, as amended, and its insurance business through its wholly-owned subsidiary, Park Wilshire Companies, Inc. (“PWC”), a Texas corporation and licensed insurance agency. It also conducts operations through a fourth wholly-owned subsidiary, KCA Technologies, LLC. (“KCAT”), a Nevada limited liability company and developer of robo-advisory technology. For purposes of this Quarterly Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, AdvisorNXT, PWC, and KCAT collectively, unless the context otherwise requires. In addition, as reported in a current report on Form 8-K filed on July 19, 2019, the Company signed a binding letter of intent to purchase the remaining 85% of StockCross Financial Services, Inc. (“StockCross”). After the close of the transaction, which is pending regulatory approval, the Company will own 100% of StockCross.

The Company is headquartered in New York, NY, with primary operations in New Jersey and California. The Company has 12 offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebertnet.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock (“Common Stock”), par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the three months ended and six months ended June 30, 2019 and 2018 were derived from its operations in the U.S.

Basis of Presentation

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). The condensed consolidated financial statements include the accounts of Siebert and its wholly-owned subsidiaries and upon consolidation, all intercompany balances and transactions are eliminated. The U.S. dollar is the functional currency of the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications have no effect on previously reported net income or total assets or total liabilities.

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 in the Company’s 2018 Form 10-K. There have been no significant changes to these accounting policies for the six months ended June 30, 2019 except as described in the sections “Equity Method Investment” and the “Note 2 – New Accounting Standards” below.

Equity Method Investments

Investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are included in the equity method investment in related party asset in the condensed consolidated statements of financial condition. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented before the income before provision for income tax on the condensed consolidated statements of operations.

The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

2. New Accounting Standards

Recently Adopted Accounting Pronouncements

ASU 2016-02 – In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to recognize a lease right-of-use asset and lease liability on the statement of financial condition for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. As of June 30, 2019, the Company recognized lease right-of-use assets of approximately $2.6 million and corresponding lease liabilities of approximately $2.9 million. This accounting pronouncement had no material impact to the condensed consolidated statements of operations for the three months and six months ended June 30, 2019.

The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the hindsight practical expedient at transition.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize lease right-of-use assets or lease liabilities.

ASU 2018-15 – In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement that is hosted by the vendor as they would for an arrangement that has a software license. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard can be adopted prospectively or retrospectively. The Company is currently evaluating the expected impact of this new standard.

3. Capital Requirements

MSCO is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 or “Uniform Net Capital Rule”), which requires the maintenance of minimum net capital. MSCO has elected to use the alternative method, permitted by the Uniform Net Capital Rule, which requires that MSCO maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. The Uniform Net Capital Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5% of aggregate debits. As of June 30, 2019, MSCO had net capital of approximately $7.0 million, which was approximately $6.8 million in excess of required net capital of $250,000. As of December 31, 2018, MSCO had net capital of approximately $8.9 million, which was approximately $8.7 million in excess of required net capital of $250,000.

MSCO claims exemption from the reserve requirements under the SEC’s Rule 15c 3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through one unaffiliated and one affiliated clearing firm on a fully disclosed basis.

The Company’s cash and cash equivalents are unrestricted and are used to fund working capital needs. The Company’s total assets as of June 30, 2019 were approximately $22.7 million, of which $4.7 million, or approximately 21%, is highly liquid. The Company’s total assets as of December 31, 2018 were approximately $18.2 million, of which $7.2 million, or approximately 40%, is highly liquid.

4. Receivables from and Payable to Brokers, Dealers and Clearing Organizations

The Company evaluates receivables from clearing organizations and other brokers for collectability noting no amount was considered uncollectable as of June 30, 2019 and the year ended December 31, 2018. No valuation allowance is recognized for receivables from clearing and other brokers as the Company does not have a history of losses from these receivables and does not anticipate losses in the future.

Amounts receivable from / payable to brokers, dealers and clearing organizations consisted of the following as of the periods indicated:
	As of June 30, 2019 (unaudited)	As of December 31, 2018
Receivables from clearing and other brokers
National Financial Services (“NFS”)	$1,632,000	$1,664,000
StockCross	631,000	311,000
Total Receivables from clearing and other brokers	$2,263,000	$1,975,000

Receivable from related party
StockCross	$1,000,000	$1,000,000
Total Receivable from related party	$1,000,000	$1,000,000

Due to clearing brokers and related parties
PWC	$15,000	$—
MSCO	2,000	29,000
StockCross	—	46,000
NFS	—	58,000
Total Due to clearing brokers and related parties	$17,000	$133,000

5. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 affected the accounting treatment for operating lease agreements in which the Company is the lessee.

As of June 30, 2019, the Company rents office space under operating leases expiring in 2019 through 2024, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the condensed consolidated statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the condensed consolidated statements of financial condition.

	As of June 30, 2019 (unaudited)	As of December 31, 2018
Assets
Lease right-of-use assets	$2,589,000	—
Liabilities
Lease liabilities	$2,895,000	—

The calculated amount of the lease right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. As of June 30, 2019, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis. The Company also leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statement of operations rather than capitalizing them as lease right-of-use assets. The Company determined a discount rate of 5.0% would approximate the Company’s cost to obtain financing given its size, growth, and risk profile.

Lease Term and Discount Rate
Weighted average remaining lease term – operating leases (in years)	3.7
Weighted average discount rate – operating leases	5.0%

The following table represents lease costs and other lease information. The Company elected to separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$182,000	$330,000
Short-term lease cost	120,000	240,000
Variable lease cost	18,000	45,000
Sublease income	—	—
Total lease cost	$320,000	$615,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$207,000	$357,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$535,000	$2,215,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of June 30, 2019 were as follows:

Year	Amount
2019	$501,000
2020	942,000
2021	729,000
2022	489,000
2023	468,000
2024	39,000
Thereafter	—
Remaining balance of lease payments	3,168,000
Difference between undiscounted cash flows and discounted cash flows	273,000
Lease liabilities	$2,895,000

Rent and related operating expenses were $320,000 and $247,000 for the three months ended June 30, 2019 and 2018, respectively. Rent and related operating expenses were $615,000 and $489,000 for the six months ended June 30, 2019 and 2018, respectively.

 6. Equity Method Investments

In January 2019, the Company purchased approximately 15% of StockCross’ outstanding shares. The number of shares purchased by the Company was 922,875 at a per share price of approximately $3.97. The Company’s ownership in StockCross is accounted for under the equity method of accounting.

In determining whether the investment in StockCross should be accounted for under the equity method of accounting, the Company considered the guidance under ASC 323, Investments – Equity Method and Joint Ventures. Although the Company maintains approximately 15% ownership interest in StockCross, the Company evaluated the positive evidence related to criteria such as common representation on the board of directors, participation in policy-making processes, material intra-entity transactions, interchange of managerial personnel and technological interdependency of the Company and StockCross. Based on these criteria, the Company determined that it was able to exercise significant influence of StockCross, and therefore the equity method of accounting was used for this transaction.

Under the equity method, the Company recognizes its share of StockCross’ earnings in the earnings of equity method investment in related party line item in the condensed consolidated statements of operations. The Company has elected to classify distributions received from equity method investees using the cumulative earnings approach. For the three months and six months ended June 30, 2019, the earnings recognized from the Company’s investment in StockCross was approximately $15,000 and $54,000, respectively. This investment is reported in the equity method investment in related party asset in the condensed consolidated statements of financial condition. As of June 30, 2019, the carrying amount of the investment in StockCross was approximately $3,720,000.

The Company evaluates its equity method investments for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment. As of June 30, 2019, the fair value of the investment in StockCross is not estimated because there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and thus, no impairment was recorded.

Below is a table showing illustrating the summary from the condensed consolidated statements of operations for StockCross for the period indicated (unaudited):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue	$3,781,000	$7,795,000
Gross profit	$273,000	$558,000
Net income	$99,000	$345,000

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

The Company is self-insured with respect to employee health claims. The Company maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $50,000 per employee. The estimated liability for self-insurance claims is initially recorded in the year in which the event of loss occurs and may be subsequently adjusted based upon new information and cost estimates. Reserves for losses represent estimates of reported losses and estimates of incurred but not reported losses based on past and current experience. Actual claims paid and settled may differ, perhaps significantly, from the provision for losses. This adds uncertainty to the estimated reserves for losses. Accordingly, it is at least possible that the ultimate settlement of losses may vary significantly from the amounts included in the financial statements.

As part of this plan, the Company recognized expenses totaling $169,000 and $260,000 for the three months ended June 30, 2019 and 2018, respectively. The Company recognized expenses totaling $458,000 and $500,000 for the six months ended June 30, 2019 and 2018, respectively.

The Company had an accrual of $62,000 as June 30, 2019, which represents the historical estimate of future claims to be recognized for claims incurred prior to the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

8. Revenue Recognition

The primary sources of revenue for the Company are as follows: revenue from contracts with customers which includes commissions and fees, principal transactions, and advisory fees as well as other income which includes margin interest, marketing, and distribution fees. The recognition and measurement of revenue is based on the assessment of individual contract terms. The amount of revenue recognized by the Company is based on the consideration specified in contracts with its clients. The Company recognizes revenue when a performance obligation is satisfied over time as the services are performed or at a point in time depending on the nature of the services provided as further detailed below. Significant judgment is required to determine whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events. For the three months and six months ended June 30, 2019 and 2018, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities.

Categorization of Revenue by Service

The following table presents the major revenue categories and when each category is recognized (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Category	2019	2018	2019	2018	Timing of Recognition
Trading Execution and Clearing Services
Commissions and fees	$2,303,000	$2,376,000	$4,105,000	$5,033,000	Recorded trade date
Principal transactions	$1,766,000	$2,263,000	$3,438,000	$5,204,000	Recorded trade date
Advisory fees and additional income	$209,000	$162,000	$392,000	$206,000	Recorded as earned

Other Income
Margin interest, marketing and distribution fees
Margin interest	$2,037,000	$1,876,000	$4,103,000	$3,511,000	Recorded as earned
12b1 fees	746,000	811,000	1,452,000	1,711,000	Recorded as earned
Total Margin interest, marketing and distribution fees	$2,783,000	$2,687,000	$5,555,000	$5,222,000

Total Revenue	$7,061,000	$7,488,000	$13,490,000	$15,665,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions, Advisory fees and additional income	Provide security trading services to customer and act as agent
Margin interest, marketing and distribution fees	n/a

Disaggregation of Revenue – Legacy Siebert vs. StockCross Accounts

The following table presents a breakdown of the Company’s revenue between the amounts attributed to the retail customer accounts that were originally part of Siebert (“Legacy Siebert”) vs. the retail customer accounts acquired from StockCross (“StockCross accounts”) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue from Margin interest, marketing and distribution fees:
Margin interest, marketing and distribution fees – Legacy Siebert	$2,440,000	$2,312,000	$4,885,000	$4,640,000
Margin interest, marketing and distribution fees – StockCross accounts	343,000	375,000	670,000	582,000
Total Revenue from Margin interest, marketing and distribution fees	$2,783,000	$2,687,000	$5,555,000	$5,222,000

Revenue from Commissions and fees:
Commissions and fees – Legacy Siebert	$1,981,000	$2,026,000	$3,499,000	$3,964,000
Commissions and fees – StockCross accounts	322,000	350,000	606,000	1,069,000
Total Revenue from Commissions and fees	$2,303,000	$2,376,000	$4,105,000	$5,033,000

Revenue from Principal transactions:
Principal transactions – Legacy Siebert	$474,000	$505,000	$915,000	$1,077,000
Principal transactions – StockCross accounts	1,292,000	1,758,000	2,523,000	4,127,000
Total Revenue from Principal transactions	$1,766,000	$2,263,000	$3,438,000	$5,204,000

Additional Revenue:
Advisory fees – Legacy Siebert	193,000	138,000	361,000	171,000
Interest – Legacy Siebert	16,000	24,000	31,000	35,000

Total Revenue	$7,061,000	$7,488,000	$13,490,000	$15,665,000

9. Provision for Income Tax

Provision for income tax consists of the following:

Current income tax expense, which represents the amount of federal tax and state and local tax currently payable, including interest and penalties and amounts accrued for unrecognized tax benefits, if any, and;

Deferred income tax, which represents the net change in the deferred tax assets balance during the year, including any change in the valuation allowance of the deferred tax assets, if any.

There was no change in the valuation allowance of the deferred tax assets for the three and six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had $348,000 and $79,000 of income taxes receivable, respectively, which are included in prepaid expenses and other assets on the condensed consolidated statements of financial condition. The following table presents the components of provision for income tax as of the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current income tax expense / (benefit)
Federal	$(69,000)	$298,000	$134,000	$570,000
State	106,000	(161,000)	182,000	(20,000)
	37,000	137,000	316,000	550,000

Deferred income tax
Federal	264,000	—	311,000	—
State	148,000	—	191,000	—
	412,000	—	502,000	—

Total Provision for income tax	$449,000	$137,000	$818,000	$550,000

Effective Tax Rate

For interim financial reporting, the Company estimates the effective tax rate for tax jurisdictions which is applied to the year to date income before provision for income tax. For the three months ended June 30, 2019 and 2018, the Company’s effective tax rate was 31% and 7%, respectively. For the six months ended June 30, 2019 and 2018, the Company’s effective tax rate was 29% and 14%, respectively.

As of December 31, 2018, the Company recorded an income tax benefit related to the recognition of deferred tax assets of $5,576,000. The increase in the effective tax rate in 2019 was due to an increase in deferred income tax expense corresponding to the decrease in the deferred tax assets. Deferred income tax expense was $194,000 and $502,000 for the three months and six months ended June 30, 2019, respectively.

10. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average of the number of outstanding common shares during the period. The Company had net income of $992,000 for the three months ended June 30, 2019 as compared to net income of $1,799,000 for the three months ended June 30, 2018. The Company had net income of $1,998,000 for the six months ended June 30, 2019 as compared to net income of $3,492,000 for the six months ended June 30, 2018.

11. Related Party Disclosures

StockCross

StockCross and the Company are under common ownership and StockCross serves as one of the two clearing brokers for the Company. StockCross has a clearing agreement with MSCO in which StockCross passes through all revenue and charges MSCO for related clearing expenses. Outside of the clearing agreement, MSCO has an expense sharing agreement with StockCross for its Beverly Hills and Jersey City offices and StockCross pays some vendors for miscellaneous expenses which it passes through to MSCO. As of June 30, 2019 and December 31, 2018, MSCO had receivables from StockCross totaling approximately $1.6 million and $1.3 million, respectively, consisting of financing for inventory positions, the net monthly clearing fees StockCross owes MSCO, and a clearing deposit. As of December 31, 2018, MSCO had a payable to StockCross totaling $46,000. In January 2019, the Company purchased approximately 15% of StockCross’ outstanding shares and in July 2019 the Company entered into a binding letter of intent to purchase the remaining 85% of StockCross. For the three months and six months ended June 30, 2019, the earnings recognized from the Company’s 15% investment in StockCross was approximately $15,000 and $54,000, respectively. Please see Item 4. Financial Statements and Supplementary Data – “Note 6 – Equity Method Investments” for additional detail on the transaction with StockCross.

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

PWC

PWC brokers the insurance policies for related parties. Revenue for PWC from related parties was $35,000 and $64,000 for the three months and six months ended June 30, 2019, respectively. Revenue for PWC from related parties was $45,000 for the six months ended June 30, 2018.

12. Subsequent Events

As reported in a current report on Form 8-K filed on July 19, 2019, the Company signed a binding letter of intent to purchase the remaining 85% of StockCross. As of the date of the filing of this report, the Company has not finalized the terms of the transaction or incurred any acquisition-related expenses.

Other than the above, there have been no additional material subsequent events that have occurred during such period that would require disclosure in this report or would be required to be recognized in the financial statements as of June 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in the following MD&A and elsewhere throughout this Quarterly Report on Form 10-Q, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of our management.  All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q.

 The forward-looking statements contained in this report speak only as of the date on which the statements were made. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

This discussion should be read in conjunction with our consolidated financial statements on our 2018 Form 10-K, and our condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We operate as a financial services company and provide a wide variety of financial services to our clients. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed-income markets. Market volatility, overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control. These factors affect the financial decisions made by market participants who include investors and competitors, impacting their level of participation in the financial markets. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

Significant Subsequent Event

As reported in a current report on Form 8-K filed on July 19, 2019, the Company signed a binding letter of intent to purchase the remaining 85% of StockCross.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated:

Client Account Metrics
	As of June 30,
	2019	2018
Retail customer net worth (in billions)	$11.2	$11.2
Retail customer margin debit balances (in billions)	$0.3	$0.4
Retail customer credit balances (in billions)	$0.4	$0.4
Retail customer money market fund value (in billions)	$0.6	$0.6
Retail customer accounts	75,745	74,052

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
●	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.
●	Retail customer credit balances represents client cash held in brokerage accounts.
●	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
●
Retail customer accounts represents the number of retail customers. Effective in December 2018, the retail customer accounts metric was revised to include all retail accounts regardless of the amount of assets. Prior periods have been updated to conform to the current presentation.

Client Activity Metrics
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total retail trades	135,570	84,271	205,276	180,490
Average commission per retail trade	$18.95	$22.02	$18.95	$22.62

●	Total retail trades represents retail trades that generate commissions.
●	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

Statements of Operations for the Three Months Ended June 30, 2019 and 2018

Net Income

Net income for the three months ended June 30, 2019 was $992,000, decreasing by $807,000 or 45% from the corresponding period in 2018, primarily due to a reduction in principal transactions and commission and fees revenues as a result of market volatility in the second quarter of 2019 as well as an increase in deferred income tax expense.

Revenue

Total revenue for the three months ended June 30, 2019 was $7,061,000, decreasing by $427,000 or 6% from the corresponding period in 2018, primarily due to market volatility in the second quarter of 2019 negatively impacting revenue from principal transactions as well as commission and fees.

Margin interest, marketing and distribution fees for the three months ended June 30, 2019 were $2,783,000, increasing by $96,000 or 4% from the corresponding period in 2018, primarily due to a slight rise in interest rates.

Commissions and fees for the three months ended June 30, 2019 were $2,303,000, decreasing by $73,000 or 3% from the corresponding period in 2018, primarily due to market volatility in the second quarter of 2019 negatively impacting overall demand for retail products.

Principal transactions for the three months ended June 30, 2019 were $1,766,000, decreasing by $497,000 or 22% from the corresponding period in 2018, primarily due to market volatility in the second quarter of 2019 negatively impacting overall demand for retail products.

Advisory fees for the three months ended June 30, 2019 were $193,000, increasing by $55,000 or 40% from the corresponding period in 2018, primarily due to overall expansion of the advisory business line which included revenue growth related to AdvisorNXT’s Robo-Advisor.

Interest for the three months ended June 30, 2019 were $16,000, decreasing by $8,000 or 33% from the corresponding period in 2018, primarily due to lower cash balances.

Operating Expenses

Total expenses for the three months ended June 30, 2019 were $5,635,000, increasing by $83,000 or 1% from the corresponding period in 2018, primarily due to the increase in other general and administrative expenses related to the expansion of our Jersey City office and the establishment of our Miami office being mostly offset by the lower commission payouts, clearing fees and execution costs due to less commissions and fees and principal transactions revenues.

Employee compensation and benefits for the three months ended June 30, 2019 were $2,890,000, decreasing by $399,000 or 12% from the corresponding period in 2018, primarily due to the decrease in employee commissions and related costs associated with the lower demand for retail products.

Clearing fees, including execution costs for the three months ended June 30, 2019 were $578,000, decreasing by $101,000 or 15% from the corresponding period in 2018, primarily due to the decrease in clearing and execution services associated with the lower level of overall demand for retail products.

Professional fees for the three months ended June 30, 2019 were $447,000, decreasing by $40,000 or 8% from the corresponding period in 2018, primarily due to a reduction in legal fees.

Other general and administrative expenses for the three months ended June 30, 2019 were $887,000, increasing by $414,000 or 88% from the corresponding period in 2018, primarily due to incremental office expenses related to the expansion of our Jersey City office and the establishment of our Miami office.

Technology and communications for the three months ended June 30, 2019 were $262,000, decreasing by $68,000 or 21% from the corresponding period in 2018, primarily due to a lower level of technological infrastructure expansion in 2019.

Rent and occupancy expenses for the three months ended June 30, 2019 were $320,000, increasing by $73,000 or 30% from the corresponding period in 2018, primarily due to the increase in rent from our new office space in New Jersey.

Depreciation and amortization for the three months ended June 30, 2019 were $251,000, increasing by $225,000 or 865% from the corresponding period in 2018, primarily due to the depreciation and amortization of incremental leasehold improvements and software development assets.

Advertising and promotion expenses for the three months ended June 30, 2019 were $0, decreasing by $21,000 from the corresponding period in 2018, primarily due to the elimination of miscellaneous advertising costs.

Earnings of Equity Method Investment in Related Party

Earnings of equity method investment in related party for the three months ended June 30, 2019 was $15,000, increasing by $15,000 from the corresponding period in 2018, due to the Company recognizing its proportional earnings from StockCross for the three months ended June 30, 2019.

Provision for Income Tax

Provision for income tax for the three months ended June 30, 2019 was $449,000, increasing by $312,000 or 228% from the corresponding period in 2018, primarily due to the increase in deferred income tax expense.

Statements of Operations for the Six Months Ended June 30, 2019 and 2018

Net Income

Net income for the six months ended June 30, 2019 was $1,988,000, decreasing by $1,494,000 or 43% from the corresponding period in 2018, primarily due to a reduction in principal transactions and commission and fees revenues as a result of market volatility in the second quarter of 2019 as well as an increase in deferred income tax expense.

Revenue

Total revenue for the six months ended June 30, 2019 was $13,490,000, decreasing by $2,175,000 or 14% from the corresponding period in 2018, primarily due to market volatility in the second quarter of 2019 negatively impacting revenue from principal transactions as well as commission and fees.

Margin interest, marketing and distribution fees for the six months ended June 30, 2019 were $5,555,000, increasing by $333,000 or 6% from the corresponding period in 2018, primarily due to a slight rise in interest rates.

Commissions and fees for the six months ended June 30, 2019 were $4,105,000, decreasing by $928,000 or 18% from the corresponding period in 2018, primarily due to market volatility in the second quarter of 2019 negatively impacting overall demand for retail products.

Principal transactions for the six months ended June 30, 2019 were $3,438,000, decreasing by $1,766,000 or 34% from the corresponding period in 2018, primarily due to market volatility in the second quarter of 2019 negatively impacting overall demand for retail products.

Advisory fees for the six months ended June 30, 2019 were $361,000, increasing by $190,000 or 111% from the corresponding period in 2018, primarily due to overall expansion of the advisory business line which included revenue growth related to AdvisorNXT’s Robo-Advisor.

Interest for the six months ended June 30, 2019 were $31,000, decreasing by $4,000 or 11% from the corresponding period in 2018, primarily due to lower cash balances.

Operating Expenses

Total expenses for the six months ended June 30, 2019 were $10,728,000, decreasing by $895,000 or 8% from the corresponding period in 2018, primarily due to the lower commission payouts, clearing fees and execution costs associated with less commissions and fees and principal transactions revenues, partially offset by the increase in other general and administrative expenses related to the expansion of our Jersey City office and the establishment of our Miami office.

Employee compensation and benefits for the six months ended June 30, 2019 were $5,725,000, decreasing by $1,226,000 or 18% from the corresponding period in 2018, primarily due to the decrease in employee commissions and related costs associated with the lower demand for retail products.

Clearing fees, including execution costs for the six months ended June 30, 2019 were $1,232,000, decreasing by $349,000 or 22% from the corresponding period in 2018, primarily due to the decrease in clearing and execution services associated with the lower level of overall demand for retail products.

Professional fees for the six months ended June 30, 2019 were $949,000, decreasing by $146,000 or 13% from the corresponding period in 2018, primarily due to a reduction in legal fees.

Other general and administrative expenses for the six months ended June 30, 2019 were $1,272,000, increasing by $413,000 or 48% from the corresponding period in 2018, primarily due to incremental office expenses related to the expansion of our Jersey City office and the establishment of our Miami office.

Technology and communications for the six months ended June 30, 2019 were $509,000, decreasing by $55,000 or 10% from the corresponding period in 2018, primarily due to a lower level of technological infrastructure expansion in 2019.

Rent and occupancy expenses for the six months ended June 30, 2019 were $615,000, increasing by $126,000 or 26% from the corresponding period in 2018, primarily due to the increase in rent from our new office space in New Jersey.

Depreciation and amortization for the six months ended June 30, 2019 were $426,000, increasing by $376,000 or 752% from the corresponding period in 2018, primarily due to the depreciation and amortization of incremental leasehold improvements and software development assets.

Advertising and promotion expenses for the six months ended June 30, 2019 were $0, decreasing by $34,000 from the corresponding period in 2018, primarily due to the elimination of miscellaneous advertising costs.

Earnings of Equity Method Investment in Related Party

Earnings of equity method investment in related party for the six months ended June 30, 2019 was $54,000, increasing by $54,000 from the corresponding period in 2018, due to the Company recognizing its proportional earnings from StockCross for the six months ended June 30, 2019.

Provision for Income Tax

Provision for income tax for the six months ended June 30, 2019 was $818,000, increasing by $268,000 or 49% from the corresponding period in 2018, primarily due to the increase in deferred income tax expense.

Statements of Financial Condition as of June 30, 2019 and December 31, 2018

Assets

Assets as of June 30, 2019 were $22,704,000 and increased by $4,527,000 or 25% from assets as of December 31, 2018, primarily due to the lease right-of-use asset recorded per the new lease accounting guidance, the increase in furniture, equipment and leasehold improvements from the development of the New Jersey office, as well as incremental software development assets. In relation to the purchase of approximately 15% of StockCross’ outstanding shares, there was an increase in equity method investment in related party asset of approximately $3.7 million and corresponding decrease in cash, with no net change to total assets.

Liabilities

Liabilities as of June 30, 2019 were $3,532,000 and increased by $2,529,000 or 252% from liabilities as of December 31, 2018, primarily due to the lease liabilities recorded per the new lease accounting guidance, partially offset by a decrease in due to clearing brokers and related parties.

Liquidity and Capital Resources

     Our cash and cash equivalents are unrestricted and are used to fund our working capital needs. Our total assets as of June 30, 2019 were approximately $22.7 million, of which $4.7 million, or approximately 21% consisted of cash and cash equivalents and were considered highly liquid. Our total assets as of December 31, 2018 were approximately $18.2 million, of which $7.2 million, or approximately 40% consisted of cash and cash equivalents and were considered highly liquid.

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

As of June 30, 2019, MSCO had net capital of approximately $7.0 million, which was approximately $6.8 million in excess of required net capital of $250,000. As of December 31, 2018, MSCO had net capital of approximately $8.9 million, which was approximately $8.7 million in excess of its minimum capital requirement of $250,000.

Contractual Obligations

Future annual minimum payments for operating leases with initial terms of greater than one year as of June 30, 2019 were as follows:

Year	Amount
2019	$501,000
2020	942,000
2021	729,000
2022	489,000
2023	468,000
2024	39,000
Thereafter	—
Remaining balance of lease payments	$3,168,000

There have been no material changes in our contractual obligations outside the ordinary course of business since December 31, 2018.

Off-Balance Sheet Arrangements

Retail customer transactions are cleared through two clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing brokers may charge us for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customer obligations. We regularly monitor the activity in customer accounts for compliance with margin requirements. We are exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in the last five years.

Critical Accounting Policies

On January 1, 2019, we adopted the new standard under ASU 2016-02, Leases (Topic 842), which requires lessees to recognize lease on-balance sheet and disclose key information about leasing arrangements. As of June 30, 2019, the Company recognized lease right-of-use assets of approximately $2.6 million and corresponding lease liabilities of approximately $2.9 million. This accounting pronouncement had no material impact to the condensed consolidated statements of operations for the three months and six months ended June 30, 2019. Please see Item 4. Financial Statements and Supplementary Data – “Note 5 – Leases” for additional detail.

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our 2018 Form 10-K. Except as described above, there have been no changes to critical accounting estimates during the six months ended June 30, 2019.

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

Retail customer transactions are cleared through our clearing brokers on a fully disclosed basis. If customers do not fulfill their contractual obligations, the clearing broker may charge us for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customer obligations. We regularly monitor the activity in its customer accounts for compliance with margin requirements. We are exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in the last five years.

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

Based on its evaluation, our management, including our Executive Vice President/Chief Financial Officer, concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) was identified during the end of the period covered by this report, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of our management, all such matters are without merit, or involve amounts which would not have a significant effect on the financial position of the Company.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the risk factors discussed in Part I - Item 1A - Risk Factors, in our 2018 Form 10-K, which could materially affect our business, financial position, and results of operations. There have been no material changes from the risk factors disclosed in our 2018 Form 10-K other than the changes disclosed in our Quarterly Report on Form 10-Q for the period ending March 31, 2019.

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

Dated: August 14, 2019