Form 10-Q
period 2019-09-30
SIEBERT FINANCIAL CORP
filed 2019-11-13
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2019, there were 27,157,188 shares of the registrant’s common stock outstanding.

SIEBERT FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$4,231,000	$7,229,000
Receivables from clearing and other brokers	2,436,000	2,030,000
Escrow deposit	2,000,000	—
Receivable from related party	1,000,000	1,000,000
Receivable from lessors	—	171,000
Other receivables	103,000	96,000
Prepaid expenses and other assets	302,000	470,000
Furniture, equipment and leasehold improvements, net	1,000,000	468,000
Software, net	1,806,000	1,137,000
Lease right-of-use assets	2,501,000	—
Equity method investment in related party	3,509,000	—
Deferred tax assets	5,105,000	5,576,000
	$23,993,000	$18,177,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$744,000	$699,000
Due to clearing brokers and related parties	27,000	133,000
Income taxes payable	38,000	—
Lease incentive obligation	—	171,000
Lease liabilities	2,817,000	—
Other liabilities	91,000	—
	3,717,000	1,003,000

Commitments and Contingencies
Stockholders’ equity:
Common stock, $.01 par value; 49,000,000 shares authorized, 27,157,188 shares issued and outstanding as of September 30, 2019 and December 31, 2018	271,000	271,000
Additional paid-in capital	7,641,000	7,641,000
Retained earnings	12,364,000	9,262,000
	20,276,000	17,174,000

	$23,993,000	$18,177,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Margin interest, marketing and distribution fees	$2,944,000	$2,731,000	$8,499,000	$7,953,000
Commissions and fees	1,925,000	2,347,000	6,030,000	7,380,000
Principal transactions	2,041,000	2,634,000	5,479,000	7,838,000
Advisory fees	211,000	138,000	572,000	309,000
Interest	23,000	34,000	54,000	69,000
Total Revenue	7,144,000	7,884,000	20,634,000	23,549,000

Expenses:
Employee compensation and benefits	3,157,000	3,668,000	8,882,000	10,619,000
Clearing fees, including execution costs	617,000	631,000	1,849,000	2,212,000
Professional fees	439,000	477,000	1,388,000	1,572,000
Other general and administrative	589,000	501,000	1,861,000	1,360,000
Technology and communications	291,000	228,000	800,000	792,000
Rent and occupancy	380,000	248,000	995,000	737,000
Depreciation and amortization	244,000	41,000	670,000	91,000
Advertising and promotion	—	6,000	—	40,000
Total Expenses	5,717,000	5,800,000	16,445,000	17,423,000

Earnings of equity method investment in related party	30,000	—	84,000	—

Income before provision (benefit) for (from) income taxes	1,457,000	2,084,000	4,273,000	6,126,000
Provision (benefit) for (from) income taxes	353,000	(1,035,000)	1,171,000	(485,000)
Net income	$1,104,000	$3,119,000	$3,102,000	$6,611,000

Net income per share of common stock
Basic and diluted	$0.04	$0.11	$0.11	$0.24

Weighted average shares outstanding
Basic and diluted	27,157,188	27,157,188	27,157,188	27,157,188

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Nine Months Ended September 30, 2019
	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance – January 1, 2019	27,157,188	$271,000	$7,641,000	$9,262,000	$17,174,000
Net income	-	-	-	1,006,000	1,006,000
Balance – March 31, 2019	27,157,188	271,000	7,641,000	10,268,000	18,180,000
Net income	-	-	-	992,000	992,000
Balance – June 30, 2019	27,157,188	271,000	7,641,000	11,260,000	19,172,000
Net income	-	-	-	1,104,000	1,104,000
Balance – September 30, 2019	27,157,188	$271,000	$7,641,000	$12,364,000	$20,276,000

	Nine Months Ended September 30, 2018
	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total
Balance – January 1, 2018	27,157,188	$271,000	$7,641,000	$(2,700,000)	$5,212,000
Net income	-	-	-	1,693,000	1,693,000
Balance – March 31, 2018	27,157,188	271,000	7,641,000	(1,007,000)	6,905,000
Net income	-	-	-	1,800,000	1,800,000
Balance – June 30, 2018	27,157,188	271,000	7,641,000	793,000	8,705,000
Net income	-	-	-	3,119,000	3,119,000
Balance – September 30, 2018	27,157,188	$271,000	$7,641,000	$3,912,000	$11,824,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$3,102,000	$6,611,000
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Deferred income tax expense	471,000	(1,393,000)
Depreciation and amortization	670,000	91,000
Earnings of equity method investment in related party	(84,000)	—
Return on investment in equity method investment in related party	84,000	—

Changes in:
Receivables from clearing and other brokers	(406,000)	(781,000)
Receivable from related party	—	(717,000)
Receivable from lessors	171,000	—
Other receivables	(7,000)	—
Prepaid expenses and other assets	168,000	(142,000)
Accounts payable and accrued liabilities	45,000	200,000
Due to clearing brokers and related parties	(106,000)	(127,000)
Income taxes payable	38,000	784,000
Lease incentive obligation	(171,000)	—
Other liabilities	91,000	—
Lease liability	316,000	—
Net cash provided by operating activities	4,382,000	4,526,000

Cash Flows From Investing Activities:
Return of investment in equity method investment in related party	156,000	—
Equity method investment in related party	(3,665,000)	—
Escrow deposit	(2,000,000)	—
Purchase of furniture, equipment, and leasehold improvements	(785,000)	(272,000)
Purchase of software	(1,086,000)	(678,000)
Net cash used in investing activities	(7,380,000)	(950,000)

Net (decrease) / increase in cash and cash equivalents	(2,998,000)	3,576,000
Cash and cash equivalents - beginning of period	7,229,000	3,765,000
Cash and cash equivalents - end of period	$4,231,000	$7,341,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Siebert Financial Corp., a New York corporation incorporated in 1934, is a holding company that conducts its retail brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and registered broker-dealer, its investment advisory business through its wholly-owned subsidiary, Siebert AdvisorNXT, Inc. (“SNXT”), a New York corporation registered with the U.S. Securities and Exchange Commission (“SEC”) as a Registered Investment Advisor under the Investment Advisers Act of 1940, as amended, and its insurance business through its wholly-owned subsidiary, Park Wilshire Companies, Inc. (“PWC”), a Texas corporation and licensed insurance agency. It also conducts operations through a fourth wholly-owned subsidiary, Siebert Technologies, LLC. (“STCH”), a Nevada limited liability company and developer of robo-advisory technology. In September 2019, the name of this subsidiary was changed from KCA Technologies, LLC. to Siebert Technologies, LLC. For purposes of this Quarterly Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PWC, and STCH collectively, unless the context otherwise requires.

As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 and in a current report on Form 8-K filed on July 19, 2019, the Company signed a binding letter of intent to purchase the remaining 85% of StockCross Financial Services, Inc. (“StockCross”). Upon completion of the transaction, which is pending regulatory approval, the Company will own 100% of StockCross. In addition, as reported in a current report on Form 8-K filed October 3, 2019, the Company entered into an agreement, dated as of September 27, 2019, with, Weeden Investors L.P., a Delaware limited partnership and Weeden Securities Corporation, a Delaware corporation (the “Sellers”) pursuant to which the Company will acquire all of the Sellers’ member interests in Weeden Prime Services, LLC (“Weeden Prime”), a broker-dealer registered with the SEC offering prime brokerage services. As part of the transaction, the Company deposited $2.0 million in an escrow account pursuant to the agreement. Upon completion of the transaction, which is pending regulatory approval, the $2.0 million held in the escrow account will be part of the purchase price and Weeden Prime will be a wholly-owned subsidiary of the Company.

The Company is headquartered in New York, NY, with primary operations in New Jersey and California. The Company has 13 offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebertnet.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock (“Common Stock”), par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the three months ended and nine months ended September 30, 2019 and 2018 were derived from its operations in the U.S.

Basis of Presentation

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). The condensed consolidated financial statements include the accounts of Siebert and its wholly-owned subsidiaries and upon consolidation, all intercompany balances and transactions are eliminated. The U.S. dollar is the functional currency of the Company and numbers are rounded for presentation purposes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation. The reclassifications consisted of breaking out certain commissions and fees into advisory fees as well as breaking out certain other general and administrative expenses into technology and communications and depreciation which is consistent with the current year presentation. These reclassifications have no effect on previously reported total revenue, total expenses, or net income.

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 in the Company’s 2018 Form 10-K. There have been no significant changes to these accounting policies for the nine months ended September 30, 2019 except as described in the sections “Equity Method Investments” and the “Note 2 – New Accounting Standards” below.

Equity Method Investments

Investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are included in the equity method investment in related party asset in the condensed consolidated statements of financial condition. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented before the income before provision (benefit) for (from) income taxes on the condensed consolidated statements of operations.

The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

2. New Accounting Standards

Recently Adopted Accounting Pronouncements

ASU 2016-02 – In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to recognize a lease right-of-use asset and lease liability on the statement of financial condition for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. As of September 30, 2019, the Company recognized lease right-of-use assets of approximately $2.5 million and corresponding lease liabilities of approximately $2.8 million.

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

3. Capital Requirements

MSCO is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1 or “Uniform Net Capital Rule”), which requires the maintenance of minimum net capital. MSCO has elected to use the alternative method, permitted by the Uniform Net Capital Rule, which requires that MSCO maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. The Uniform Net Capital Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5% of aggregate debits. As of September 30, 2019, MSCO had net capital of approximately $5.7 million, which was approximately $5.4 million in excess of required net capital of $250,000. As of December 31, 2018, MSCO had net capital of approximately $8.9 million, which was approximately $8.7 million in excess of required net capital of $250,000.

MSCO claims exemption from the reserve requirements under the SEC’s Rule 15c-3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through one unaffiliated and one affiliated clearing firm on a fully disclosed basis.

The Company’s cash and cash equivalents are unrestricted and are used to fund working capital needs. The Company’s total assets as of September 30, 2019 were approximately $24.0 million, of which $4.2 million, or approximately 18%, is highly liquid. The Company’s total assets as of December 31, 2018 were approximately $18.2 million, of which $7.2 million, or approximately 40%, is highly liquid.

4. Receivables from and Payable to Brokers, Dealers and Clearing Organizations

The Company evaluates receivables from clearing organizations and other brokers for collectability noting no amount was considered uncollectable as of September 30, 2019 and as of December 31, 2018. No valuation allowance is recognized for receivables from clearing organizations and other brokers as the Company does not have a history of losses from these receivables and does not anticipate losses in the future.

Amounts receivable from / payable to brokers, dealers and clearing organizations consisted of the following as of the periods indicated:

	As of September 30, 2019 (unaudited)	As of December 31, 2018
Receivables from clearing and other brokers
National Financial Services (“NFS”)	$1,743,000	$1,664,000
StockCross	693,000	310,000
Other receivables	—	56,000
Total Receivables from clearing and other brokers	$2,436,000	$2,030,000

Receivable from related party
StockCross	$1,000,000	$1,000,000
Total Receivable from related party	$1,000,000	$1,000,000

Due to clearing brokers and related parties
MSCO	$—	$29,000
StockCross	27,000	46,000
NFS	—	58,000
Total Due to clearing brokers and related parties	$27,000	$133,000

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

As of September 30, 2019, the Company rents office space under operating leases expiring in 2019 through 2024, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the condensed consolidated statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the condensed consolidated statements of financial condition.

	As of September 30, 2019 (unaudited)	As of December 31, 2018
Assets
Lease right-of-use assets	$2,501,000	—
Liabilities
Lease liabilities	$2,817,000	—

The calculated amounts of the lease right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. As of September 30, 2019, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis. The Company also leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statement of operations rather than capitalizing them as lease right-of-use assets. The Company determined a discount rate of 5.0% would approximate the Company’s cost to obtain financing given its size, growth, and risk profile.

Lease Term and Discount Rate
Weighted average remaining lease term – operating leases (in years)	3.5
Weighted average discount rate – operating leases	5.0%

The following table represents lease costs and other lease information. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are determined by the leased square footage in proportion to the overall office building.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$294,000	$624,000
Short-term lease cost	81,000	321,000
Variable lease cost	5,000	50,000
Sublease income	—	—
Total lease cost	$380,000	$995,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$275,000	$632,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$813,000	$3,028,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of September 30, 2019 were as follows:

Year	Amount
2019	$259,000
2020	992,000
2021	759,000
2022	513,000
2023	493,000
2024	56,000
Thereafter	—
Remaining balance of lease payments	3,072,000
Difference between undiscounted cash flows and discounted cash flows	255,000
Lease liabilities	$2,817,000

Rent and related operating expenses were $380,000 and $248,000 for the three months ended September 30, 2019 and 2018, respectively. Rent and related operating expenses were $995,000 and $737,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Under the equity method, the Company recognizes its share of StockCross’ earnings in the earnings of equity method investment in related party line item in the condensed consolidated statements of operations. The Company has elected to classify distributions received from equity method investees using the cumulative earnings approach. For the three months and nine months ended September 30, 2019, the earnings recognized from the Company’s investment in StockCross were $30,000 and $84,000, respectively. This investment is reported in the equity method investment in related party asset in the condensed consolidated statements of financial condition. In September 2019, StockCross made a $1.6 million cash distribution to its shareholders, of which Siebert received $241,000, which reduced the carrying amount of the investment in StockCross. As of September 30, 2019, the carrying amount of the investment in StockCross was approximately $3,509,000.

The Company evaluates its equity method investments for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment. As of September 30, 2019, the fair value of the investment in StockCross is not estimated because there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and thus, no impairment was recorded.

Below is a table showing illustrating the summary from the condensed consolidated statements of operations for StockCross for the periods indicated (unaudited):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue	$3,757,000	$11,552,000
Operating income	$189,000	$747,000
Net income	$189,000	$534,000

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

As part of this plan, the Company recognized expenses totaling $136,000 and $374,000 for the three months ended September 30, 2019 and 2018, respectively. The Company recognized expenses totaling $594,000 and $874,000 for the nine months ended September 30, 2019 and 2018, respectively.

The Company had an accrual of $48,000 as of September 30, 2019, which represents the historical estimate of future claims to be recognized for claims incurred prior to the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

8. Revenue Recognition

The primary sources of revenue for the Company are as follows: revenue from contracts with customers which includes commissions and fees, principal transactions, and advisory fees as well as other income which includes margin interest, marketing, and distribution fees. The recognition and measurement of revenue is based on the assessment of individual contract terms. The amount of revenue recognized by the Company is based on the consideration specified in contracts with its clients. The Company recognizes revenue when a performance obligation is satisfied over time as the services are performed or at a point in time depending on the nature of the services provided as further detailed below. Significant judgment is required to determine whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events. For the three months and nine months ended September 30, 2019 and 2018, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities.

Categorization of Revenue by Service

The following table presents the major revenue categories and when each category is recognized (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Category	2019	2018	2019	2018	Timing of Recognition
Trading Execution and Clearing Services
Commissions and fees	$1,925,000	$2,347,000	$6,030,000	$7,380,000	Recorded trade date
Principal transactions	2,041,000	2,634,000	5,479,000	7,838,000	Recorded trade date
Advisory fees and additional income	234,000	172,000	626,000	378,000	Recorded as earned

Other Income
Margin interest, marketing and distribution fees
Margin interest	2,151,000	1,943,000	6,254,000	5,454,000	Recorded as earned
12b1 fees	793,000	788,000	2,245,000	2,499,000	Recorded as earned
Total Margin interest, marketing and distribution fees	2,944,000	2,731,000	8,499,000	7,953,000

Total Revenue	$7,144,000	$7,884,000	$20,634,000	$23,549,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions, Advisory fees and additional income	Provide security trading services to customer and act as agent
Margin interest, marketing and distribution fees	n/a

Disaggregation of Revenue – Legacy Siebert vs. StockCross Accounts

The following table presents a breakdown of the Company’s revenue between the amounts attributed to the retail customer accounts that were originally part of Siebert (“Legacy Siebert”) vs. the retail customer accounts acquired from StockCross (“StockCross accounts”) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from Margin interest, marketing and distribution fees:
Margin interest, marketing and distribution fees – Legacy Siebert	$2,566,000	$2,409,000	$7,451,000	$7,049,000
Margin interest, marketing and distribution fees – StockCross accounts	378,000	322,000	1,048,000	904,000
Total Revenue from Margin interest, marketing and distribution fees	2,944,000	2,731,000	8,499,000	7,953,000

Revenue from Commissions and fees:
Commissions and fees – Legacy Siebert	1,544,000	1,950,000	5,043,000	5,914,000
Commissions and fees – StockCross accounts	381,000	397,000	987,000	1,466,000
Total Revenue from Commissions and fees	1,925,000	2,347,000	6,030,000	7,380,000

Revenue from Principal transactions:
Principal transactions – Legacy Siebert	582,000	437,000	1,496,000	1,514,000
Principal transactions – StockCross accounts	1,459,000	2,197,000	3,983,000	6,324,000
Total Revenue from Principal transactions	2,041,000	2,634,000	5,479,000	7,838,000

Additional Revenue:
Advisory fees – Legacy Siebert	211,000	138,000	572,000	309,000
Interest – Legacy Siebert	23,000	34,000	54,000	69,000

Total Revenue	$7,144,000	$7,884,000	$20,634,000	$23,549,000

9. Provision (Benefit) For (From) Income Taxes

Provision (benefit) for (from) income taxes consists of the following:

Current income tax expense (benefit), which represents the amount of federal tax and state and local tax currently payable, including interest and penalties and amounts accrued for unrecognized tax benefits, if any, and;

Deferred income tax expense (benefit), which represents the net change in the deferred tax assets balance during the year, including any change in the valuation allowance of the deferred tax assets, if any.

For the three and nine months ended September 30, 2019, there was no change in the valuation allowance of the historical net operating losses. For the three and nine months ended September 2018, there was a partial release of the valuation allowance of historical net operating losses of approximately $1.4 million.

The change in deferred tax assets for the three and nine months ended September 30, 2019 was due to the utilization of federal and state net operating losses and temporary differences in the depreciation of fixed assets.

The following table presents the components of provision (benefit) for (from) for income taxes for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current income tax expense (benefit)
Federal	$161,000	$300,000	$295,000	$847,000
State	223,000	58,000	405,000	61,000
	384,000	358,000	700,000	908,000

Deferred income tax expense (benefit)
Federal	(50,000)	(423,000)	261,000	(423,000)
State	19,000	(970,000)	210,000	(970,000)
	(31,000)	(1,393,000)	471,000	(1,393,000)

Total Provision (Benefit) For (From) Income Taxes	$353,000	$(1,035,000)	$1,171,000	$(485,000)

Effective Tax Rate

For interim financial reporting, the Company estimates the effective tax rate for tax jurisdictions which is applied to the year to date income before provision (benefit) for (from) income taxes. For the three months ended September 30, 2019 and 2018, the Company’s effective tax rate was 24% and -50%, respectively. For the nine months ended September 30, 2019 and 2018, the Company’s effective tax rate was 27% and -8%, respectively.

As of December 31, 2018, the Company recorded an income tax benefit related to the recognition of deferred tax assets of $5,576,000. The increase in the effective tax rate in 2019 was due to an increase in deferred income tax expense corresponding to the decrease in the deferred tax assets. Deferred income tax expense (benefit) was -$31,000 and $471,000 for the three months and nine months ended September 30, 2019, respectively.

10. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average of the number of outstanding common shares during the period. The Company had net income of $1,104,000 for the three months ended September 30, 2019 as compared to net income of $3,119,000 for the three months ended September 30, 2018. The Company had net income of $3,102,000 for the nine months ended September 30, 2019 as compared to net income of $6,611,000 for the nine months ended September 30, 2018.

11. Related Party Disclosures

StockCross

StockCross and the Company are under common ownership and StockCross serves as one of the two clearing brokers for the Company. StockCross has a clearing agreement with MSCO in which StockCross passes through all revenue and charges MSCO for related clearing expenses. Outside of the clearing agreement, MSCO has an expense sharing agreement with StockCross for its Beverly Hills and Jersey City offices and StockCross pays some vendors for miscellaneous expenses which it passes through to MSCO. As of September 30, 2019 and December 31, 2018, MSCO had receivables from StockCross totaling approximately $1.7 million and $1.3 million, respectively, consisting of financing for inventory positions, the net monthly clearing fees StockCross owes MSCO, and a clearing deposit. As of September 30, 2019 and December 31, 2018, MSCO had a payable to StockCross totaling $27,000 and $46,000, respectively. In January 2019, the Company purchased approximately 15% of StockCross’ outstanding shares and in July 2019 the Company entered into a binding letter of intent to purchase the remaining 85% of StockCross. For the three months and nine months ended September 30, 2019, the earnings recognized from the Company’s 15% investment in StockCross was $30,000 and $84,000, respectively. Please see Item 4. Financial Statements and Supplementary Data – “Note 6 – Equity Method Investments” for additional detail on the transaction with StockCross.

Kennedy Cabot Acquisition (“KCA”)

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

PWC

PWC brokers the insurance policies for related parties. Revenue for PWC from related parties was $3,000 and $67,000 for the three months and nine months ended September 30, 2019, respectively. Revenue for PWC from related parties was $16,000 and $61,000 for the three and nine months ended September 30, 2018.

12. Subsequent Events

There have been no additional material subsequent events that have occurred during such period that would require disclosure in this report or would be required to be recognized in the financial statements as of September 30, 2019.

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

 The forward-looking statements contained herein speak only as of the date on which the statements were made. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

This discussion should be read in conjunction with our consolidated financial statements on our 2018 Form 10-K, and our condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We operate as a financial services company and provide a wide variety of financial services to our clients. Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed-income markets. Market volatility, overall market conditions, interest rates, economic, political and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control. These factors affect the financial decisions made by market participants who include investors and competitors, impacting their level of participation in the financial markets. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, occupancy expenses and components of communications costs. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

Significant Event

As reported in a current report on Form 8-K filed October 3, 2019, the Company entered into an agreement to acquire Weeden Prime, a broker-dealer registered with the SEC offering prime brokerage services. Upon completion of the transaction, which is pending regulatory approval, Weeden Prime will be a wholly-owned subsidiary of the Company.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated:

Client Account Metrics

	As of September 30,
	2019	2018
Retail customer net worth (in billions)	$11.2	$11.7
Retail customer margin debit balances (in billions)	$0.4	$0.4
Retail customer credit balances (in billions)	$0.4	$0.4
Retail customer money market fund value (in billions)	$0.6	$0.6
Retail customer accounts	76,270	74,450

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits.
•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions.
•	Retail customer credit balances represents client cash held in brokerage accounts.
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds.
•
Retail customer accounts represents the number of retail customers. Effective in December 2018, the retail customer accounts metric was revised to include all retail accounts regardless of the amount of assets. Prior periods have been updated to conform to the current presentation.

Client Activity Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total retail trades	65,828	82,120	199,668	262,610
Average commission per retail trade	$17.31	$23.43	$18.40	$22.87

•	Total retail trades represents retail trades that generate commissions.
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades.

Statements of Operations for the Three Months Ended September 30, 2019 and 2018

Net Income

Net income for the three months ended September 30, 2019 was $1,104,000, decreasing by $2,015,000 or 65% from the corresponding period in 2018, primarily due to the partial release of the valuation allowance of historical net operating losses in the third quarter of 2018 as well as a reduction in principal transactions and commission and fees revenues as a result of slower market conditions in the third quarter of 2019.

Revenue

Total revenue for the three months ended September 30, 2019 was $7,144,000, decreasing by $740,000 or 9% from the corresponding period in 2018, primarily due to slower market conditions in the third quarter of 2019 negatively impacting revenue from principal transactions as well as commission and fees. Average commissions per retail trade decreased primarily due to a higher percentage of our clients’ trades receiving reduced commission rates as a result of continued price competition in the industry.

Margin interest, marketing and distribution fees for the three months ended September 30, 2019 were $2,944,000, increasing by $213,000 or 8% from the corresponding period in 2018, primarily due to a slight rise in interest rates.

Commissions and fees for the three months ended September 30, 2019 were $1,925,000, decreasing by $422,000 or 18% from the corresponding period in 2018, primarily due to slower market conditions in the third quarter of 2019 negatively impacting overall demand for retail products.

Principal transactions for the three months ended September 30, 2019 were $2,041,000, decreasing by $593,000 or 23% from the corresponding period in 2018, primarily due to slower market conditions in the third quarter of 2019 negatively impacting overall demand for retail products.

Advisory fees for the three months ended September 30, 2019 were $211,000, increasing by $73,000 or 53% from the corresponding period in 2018, primarily due to overall expansion of the advisory business line which included revenue growth related to SNXT’s Robo-Advisor.

Interest for the three months ended September 30, 2019 was $23,000, decreasing by $11,000 or 32% from the corresponding period in 2018, primarily due to lower cash balances.

Operating Expenses

Total expenses for the three months ended September 30, 2019 were $5,717,000, decreasing by $83,000 or 1% from the corresponding period in 2018, primarily due to a reduction in miscellaneous expenses.

Employee compensation and benefits for the three months ended September 30, 2019 were $3,157,000, decreasing by $511,000 or 14% from the corresponding period in 2018, primarily due to lower commission payouts associated with the decrease in commissions and fees and principal transaction revenues.

Clearing fees, including execution costs for the three months ended September 30, 2019 were $617,000, decreasing by $14,000 or 2% from the corresponding period in 2018, primarily due to the decrease in clearing and execution services associated with the lower level of overall client activity.

Professional fees for the three months ended September 30, 2019 were $439,000, decreasing by $38,000 or 8% from the corresponding period in 2018, primarily due to a reduction in legal fees.

Other general and administrative expenses for the three months ended September 30, 2019 were $589,000, increasing by $88,000 or 18% from the corresponding period in 2018, primarily due to incremental office expenses related to the Miami office.

Technology and communications for the three months ended September 30, 2019 were $291,000, increasing by $63,000 or 28% from the corresponding period in 2018, primarily due to a higher level of technological infrastructure expansion.

Rent and occupancy expenses for the three months ended September 30, 2019 were $380,000, increasing by $132,000 or 53% from the corresponding period in 2018, primarily due to the increase in rent from our office space in Jersey City and Miami.

Depreciation and amortization for the three months ended September 30, 2019 was $244,000, increasing by $203,000 or 495% from the corresponding period in 2018, primarily due to the depreciation and amortization of incremental leasehold improvements and software development assets.

Advertising and promotion expenses for the three months ended September 30, 2019 were $0, decreasing by $6,000 from the corresponding period in 2018, primarily due to the elimination of miscellaneous advertising costs.

Earnings of Equity Method Investment in Related Party

Earnings of equity method investment in related party for the three months ended September 30, 2019 were $30,000 due to the Company recognizing its proportional earnings from StockCross for the three months ended September 30, 2019.

Provision (Benefit) For (From) Income Taxes

Provision (benefit) for (from) income taxes for the three months ended September 30, 2019 was $353,000, increasing by $1,388,000 or 134% from the corresponding period in 2018, primarily due to the partial release of the valuation allowance of historical net operating losses in the third quarter of 2018.

Statements of Operations for the Nine Months Ended September 30, 2019 and 2018

Net Income

Net income for the nine months ended September 30, 2019 was $3,102,000, decreasing by $3,509,000 or 53% from the corresponding period in 2018, primarily due to a reduction in principal transactions and commission and fees revenues as a result of market volatility in 2019, partially offset by the decrease in operating expenses such as commission payouts related to those revenue streams. In addition, net income decreased on a comparative basis due to the partial release of the valuation allowance of historical net operating losses in the third quarter of 2018.

Revenue

Total revenue for the nine months ended September 30, 2019 was $20,634,000, decreasing by $2,915,000 or 12% from the corresponding period in 2018, primarily due to market volatility in 2019 negatively impacting revenue from principal transactions as well as commission and fees. Average commissions per retail trade decreased primarily due to a higher percentage of our clients’ trades receiving reduced commission rates as a result of continued price competition in the industry.

Margin interest, marketing and distribution fees for the nine months ended September 30, 2019 were $8,499,000, increasing by $546,000 or 7% from the corresponding period in 2018, primarily due to a slight rise in interest rates.

Commissions and fees for the nine months ended September 30, 2019 were $6,030,000, decreasing by $1,350,000 or 18% from the corresponding period in 2018, primarily due to market volatility in 2019 negatively impacting overall demand for retail products.

Principal transactions for the nine months ended September 30, 2019 were $5,479,000, decreasing by $2,359,000 or 30% from the corresponding period in 2018, primarily due to market volatility in 2019 negatively impacting overall demand for retail products.

Advisory fees for the nine months ended September 30, 2019 were $572,000, increasing by $263,000 or 85% from the corresponding period in 2018, primarily due to overall expansion of the advisory business line which included revenue growth related to SNXT’s Robo-Advisor.

Interest for the nine months ended September 30, 2019 was $54,000, decreasing by $15,000 or 22% from the corresponding period in 2018, primarily due to lower cash balances.

Operating Expenses

Total expenses for the nine months ended September 30, 2019 were $16,445,000, decreasing by $978,000 or 6% from the corresponding period in 2018, primarily due to the lower commission payouts associated with less commissions and fees and principal transactions revenues, partially offset by the increase in other general and administrative expenses related to the expansion of our Jersey City office and the establishment of our Miami office as well as the increase in depreciation and amortization of incremental assets.

Employee compensation and benefits for the nine months ended September 30, 2019 were $8,882,000, decreasing by $1,737,000 or 16% from the corresponding period in 2018, primarily due to lower commission payouts associated with the decrease in commissions and fees and principal transaction revenues.

Clearing fees, including execution costs for the nine months ended September 30, 2019 were $1,849,000, decreasing by $363,000 or 16% from the corresponding period in 2018, primarily due to the decrease in clearing and execution services associated with the lower level demand for retail products.

Professional fees for the nine months ended September 30, 2019 were $1,388,000, decreasing by $184,000 or 12% from the corresponding period in 2018, primarily due to a reduction in legal fees.

Other general and administrative expenses for the nine months ended September 30, 2019 were $1,861,000, increasing by $501,000 or 37% from the corresponding period in 2018, primarily due to incremental office expenses related to the expansion of our Jersey City office and the establishment of our Miami office.

Technology and communications for the nine months ended September 30, 2019 were $800,000, increasing by $8,000 or 1% from the corresponding period in 2018.

Rent and occupancy expenses for the nine months ended September 30, 2019 were $995,000, increasing by $258,000 or 35% from the corresponding period in 2018, primarily due to the increase in rent from our office space in Jersey City and Miami.

Depreciation and amortization for the nine months ended September 30, 2019 were $670,000, increasing by $579,000 or 636% from the corresponding period in 2018, primarily due to the depreciation and amortization of incremental leasehold improvements and software development assets.

Advertising and promotion expenses for the nine months ended September 30, 2019 were $0, decreasing by $40,000 from the corresponding period in 2018, primarily due to the elimination of miscellaneous advertising costs.

Earnings of Equity Method Investment in Related Party

Earnings of equity method investment in related party for the nine months ended September 30, 2019 was $84,000 due to the Company recognizing its proportional earnings from StockCross for the nine months ended September 30, 2019.

Provision (Benefit) For (From) Income Taxes

Provision (benefit) for (from) income taxes for the nine months ended September 30, 2019 was $1,171,000, increasing by $1,656,000 or 341% from the corresponding period in 2018, primarily due to the partial release of the valuation allowance of historical net operating losses in the third quarter of 2018.

Statements of Financial Condition as of September 30, 2019 and December 31, 2018

Assets

Assets as of September 30, 2019 were $23,993,000 and increased by $5,816,000 or 32% from assets as of December 31, 2018, primarily due the lease right-of-use assets recorded per the new lease accounting guidance, an increase in furniture, equipment and leasehold improvements from the development of our technological infrastructure, as well as incremental software development assets. In relation to the purchase of approximately 15% of StockCross’ outstanding shares, there was an increase in the equity method investment in related party asset of approximately $3.7 million and corresponding decrease in cash, with no net change to total assets.

Liabilities

Liabilities as of September 30, 2019 were $3,717,000 and increased by $2,714,000 or 271% from liabilities as of December 31, 2018, primarily due to the lease liabilities recorded per the new lease accounting guidance.

Liquidity and Capital Resources

 Our cash and cash equivalents are unrestricted and are used to fund our working capital needs. Our total assets as of September 30, 2019 were approximately $24.0 million, of which $4.2 million, or approximately 18% consisted of cash and cash equivalents and were considered highly liquid. Our total assets as of December 31, 2018 were approximately $18.2 million, of which $7.2 million, or approximately 40% consisted of cash and cash equivalents and were considered highly liquid.

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

As of September 30, 2019, MSCO had net capital of approximately $5.7 million, which was approximately $5.4 million in excess of required net capital of $250,000. As of December 31, 2018, MSCO had net capital of approximately $8.9 million, which was approximately $8.7 million in excess of its minimum capital requirement of $250,000.

Contractual Obligations

Future annual minimum payments for operating leases with initial terms of greater than one year as of September 30, 2019 were as follows:

Year	Amount
2019	$259,000
2020	992,000
2021	759,000
2022	513,000
2023	493,000
2024	56,000
Thereafter	—
Remaining balance of lease payments	$3,072,000

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

Critical Accounting Policies

On January 1, 2019, we adopted the new standard under ASU 2016-02, Leases (Topic 842), which requires lessees to recognize lease on-balance sheet and disclose key information about leasing arrangements. As of September 30, 2019, the Company recognized lease right-of-use assets of approximately $2.5 million and corresponding lease liabilities of approximately $2.8 million. Please see Item 4. Financial Statements and Supplementary Data – “Note 5 – Leases” for additional detail.

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in our 2018 Form 10-K. Except as described above, there have been no changes to critical accounting estimates during the nine months ended September 30, 2019.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the risk factors discussed in Part I - Item 1A - Risk Factors, in our 2018 Form 10-K, which could materially affect our business, financial position, and results of operations. There have been no material changes from the risk factors disclosed in our 2018 Form 10-K other than the changes disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2019.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

31.1	Certification of Andrew H. Reich pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew H. Reich of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

10.1
Equity Interests Purchase Agreement, dated as of September 27, 2019, by and among Siebert Financial Corp., Weeden Investors L.P. and Weeden Securities Corporation. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 3, 2019)

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

Dated: November 13, 2019