Form 10-K
period 2019-12-31
SIEBERT FINANCIAL CORP
filed 2020-03-27
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ___________

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019), was approximately $54,998,000.

The number of shares of the registrant’s outstanding Common Stock, as of March 23, 2020, was 30,455,962 shares.

Documents Incorporated by Reference: None

SIEBERT FINANCIAL CORP.

PART I
ITEM 1. BUSINESS

Overview of Company

Siebert Financial Corp. (“Siebert”), a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned subsidiaries:

•	Retail discount brokerage business through Muriel Siebert & Co., Inc. (“MSCO”), a registered broker-dealer
•	Investment advisory business through Siebert AdvisorNXT, Inc. (“SNXT”), a Registered Investment Advisor (“RIA”)
•	Insurance services through Park Wilshire Companies, Inc. (“PWC”), a licensed insurance agency
•	Robo-advisory technology development through Siebert Technologies, LLC (“STCH”)
•	Prime brokerage business through Weeden Prime Services, LLC (“Weeden Prime”)

For purposes of this Annual Report on Form 10-K, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., and its subsidiaries collectively, unless the context otherwise requires.

Our headquarters are located at 120 Wall Street, New York, New York, 10005, with primary operations in New Jersey and California. Our phone number is (212) 644-2400 and our Internet address is www.siebertnet.com. Our Securities and Exchange Commission (“SEC”) filings are available through our website at www.siebertnet.com, where investors are able to obtain copies of our public filings free of charge. Our common stock, par value $.01 per share (the “Common Stock”) trades on the Nasdaq Capital Market under the symbol “SIEB.”

Muriel Siebert & Co., Inc.

Discount Brokerage and Related Services

MSCO became a discount broker on May 1, 1975 and is a member of The New York Stock Exchange, Inc. (“NYSE”). In 1998, MSCO began to offer its customers access to their accounts through www.siebertnet.com, its website. MSCO’s focus of its discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including traditional trading through a broker on the telephone or via the Internet.

As of December 31, 2019, MSCO cleared part of its securities transactions on a fully disclosed basis through its affiliate StockCross Financial Services, Inc. (“StockCross”), as well as National Financial Services Corp. (“NFS”), a wholly-owned subsidiary of Fidelity Investments. MSCO's clearing agreement contract with NFS which was set to expire in July 2017 has been extended on a month-to-month basis.

As of January 1, 2020, StockCross was merged with and into MSCO, and consequently all clearing services provided by StockCross are now performed by MSCO. See “Note 20 – Subsequent Events” for additional detail on the transaction with StockCross.

MSCO serves customers who generally make their own equity investment decisions by offering a number of value-added services, including easy access to account information. MSCO’s representatives are available to assist customers Monday through Friday and customers also have 24-hour access to MSCO’s services through wireless devices and over the Internet at www.siebertnet.com.

Independent Retail Execution Services

MSCO and its clearing firms NFS and StockCross monitor order flow in an effort to ensure that customers are getting the best possible trade executions. MSCO does not make markets in securities, nor does it take positions against customer orders.

All equity orders are routed in a manner intended to afford MSCO’s customers the opportunity for price improvement on all orders. MSCO also offers customers execution services through various market centers for an additional fee, providing customers access to numerous market centers before and after regular market hours.

Customers may also indicate online interest in buying or selling fixed income securities, including municipal bonds, corporate bonds, mortgage-backed securities, government sponsored enterprises, unit investment trusts or certificates of deposit. These transactions are serviced by MSCO’s registered representatives.

Siebert 2019 Form-10K 1

Retail Customer Service

MSCO believes that its superior customer service enhances its ability to compete with larger discount brokerage firms and provides retail customers with personal service via toll-free access to dedicated customer service personnel for all of its products and services. Customer service personnel are located in each of MSCO’s offices. MSCO has 18 offices and uses a variety of customer relationship management systems that enables representatives, no matter where located, to review a customer’s requests. MSCO’s telephone system permits the automatic routing of calls to the next available qualified agent having the appropriate skill set.

Retirement Accounts

MSCO offers customers a variety of self-directed retirement accounts. Each IRA, SEP IRA, ROTH IRA, 401(k) and KEOGH account can be invested in mutual funds, stocks, bonds and other investments in a consolidated account.

Customer Financing

Customer margin accounts are carried whereby money is lent to customers for a portion of the market value of marginable securities held in the customer’s account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin financing, short sale or any other transaction, MSCO assumes the risk of its customers’ failure to meet their obligations in the event of adverse changes in the market effecting the value of the margined securities positions. MSCO, StockCross and NFS reserve the right to set margin requirements higher than those established by the Federal Reserve System.

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

Information and Communications Systems

MSCO relies heavily on its data technology platform and the platform provided by its clearing agents. These platforms offer interfaces to its clearing service providers’ mainframe computing system where all customer account records are kept and are accessible through MSCO’s data technology platform. MSCO’s systems also utilize browser-based access and other types of data communications. MSCO’s representatives use NFS systems, by way of MSCO’s data technology platform, to perform daily operational functions which include trade entry, trade reporting, clearing-related activities, risk management and account maintenance.

MSCO’s data technology platform offers services used in direct relation to customer activities as well as support for corporate use. Some of these services include email and messaging, market data systems and third-party trading systems, business productivity tools and customer relationship management systems. MSCO’s data network is designed with redundancies in case a significant business disruption occurs.

MSCO’s voice network offers a call center feature that can route and queue calls for certain departments within the organization. Additionally, the system’s call manager offers reporting and tracking features which enable staff to determine how calls are being managed, such as time on hold, call duration and total calls by agent.

To ensure reliability and to conform to regulatory requirements related to business continuity, MSCO maintains backup systems and backup data, leverages cloud-based technology, and has a full-time offsite disaster recovery site to ensure business continuity during a potential wide-spread disruption. However, despite the preventive and protective measures in place, in the event of a wide-spread disruption, MSCO’s ability to satisfy the obligations to customers and other securities firms may be significantly hampered or completely disrupted. For more information regarding our Business Continuity Plan, refer to the Business Continuity Statement on our website.

Client Service and Support

We provide retail customers with personal service via toll-free access to dedicated customer service personnel for all of our products and services. Customer service personnel are located in all of our 18 offices across the country.

We use a variety of customer relationship management systems and utilize telephone routing systems to direct customers to the first available customer service representative regardless of office location to reduce wait times. We serve our customers through our phone and in-person outlets, and customers can access their account information and retrieve various forms on our website.

Siebert 2019 Form-10K 2

Cybersecurity

Cybersecurity presents significant challenges to the business community in general, as well as to the financial services industry. Increasingly, bad actors, both domestically and internationally, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals’ and companies’ files and equipment connected to the Internet. Recently, intruders have become increasingly sophisticated and use deceptive methods to steal funds and personally identifiable information which they either take for their own purposes, release to the Internet, or hold for ransom. Regulators are increasingly requiring companies to provide more advanced levels of cybersecurity measures. We continue to maintain systems and ongoing planning measures to prevent any such attack from disrupting our services to clients as well as to prevent any loss of data concerning our clients, their financial affairs, and company-privileged information. We contract cybersecurity consultants as well as other vendors to oversee detection and defense from such attacks. See “Item 1A. Risk Factors – We may be exposed to damage to our business or our reputation by cybersecurity breaches” for additional detail.

Siebert AdvisorNXT, Inc.

During the first quarter of 2018, we started the preliminary rollout of our Robo-Advisor, our proprietary robo-advisory technology which utilizes trading algorithms initially developed by STCH. The Robo-Advisor provides clients with cost-efficient, competitively priced, automated wealth management solutions intended to maximize portfolio returns based on their specific risk tolerance. The platform utilizes Nobel Prize-winning Modern Portfolio Theory (“MPT”) to create optimal portfolios for each client. We provide web-based tools to enable clients to monitor and interact with the Robo-Advisor’s automated portfolio manager application. In addition, clients who opt for the “Premier” line of service also have access to traditional wealth managers to supplement the Robo-Advisor where appropriate.

MPT was developed by the economist Harry Markowitz and optimizes expected portfolio returns for specific levels of risk. The technique is referred to as Mean Variance Optimization and requires a series of calculations in which all possible combinations of potential asset classes are evaluated to determine the optimal blend of allocations for each individual client. Due to the complexity of the analysis, services like this have historically only been available to clients with large account balances who were willing to pay high fees. By combining state-of-the-art technology with rigorous quantitative research, we provide the same quality of service to clients with smaller account sizes at a lower cost.

The Robo-Advisor selects low-cost, well-managed, exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”) that represent the asset classes that provides clients the necessary risk-adjusted exposure given current market conditions. In order to determine a client’s risk tolerance, a prospective client answers a series of objective questions posed in the form of an interactive digital interview. Once a client’s risk tolerance is determined, the Robo-Advisor’s algorithm utilizes MPT to create a theoretically optimal allocation across a diverse selection of asset classes, thus tailoring a portfolio to a client’s specific investment objectives and risk tolerance. The Robo-Advisor continuously monitors and periodically rebalances portfolios to address changes in market and economic conditions.

An upgraded version of our Robo-Advisor went live in mid-2019, and since then there has been an increase in the number of accounts and the amount of assets on the platform. We plan to add new features and functionality to enhance the platform and continue growth. An upgrade to the Robo-Advisor is planned to launch in mid-2020, complete with a fully integrated mobile app targeting a new generation of investors.

Park Wilshire Companies, Inc.

PWC is a full-service insurance agency founded in 2010 that we acquired in March 2018. Our acquisition of PWC has expanded our product offering to include various insurance products such as fixed annuities and property and casualty insurance.

Siebert Technologies, LLC.

In August 2018, we acquired STCH which is a technology company initially tasked with developing a Robo-Advisor platform. With the acquisition of STCH, we expanded our products and services by offering a Robo-Advisor through SNXT that provides clients with an automated wealth management solution intended to maximize portfolio returns based on a client’s specific risk tolerance. In September 2019, the name of this subsidiary was changed from KCA Technologies, LLC. to Siebert Technologies, LLC.

Weeden Prime Services, LLC

In December 2019, we acquired Weeden Prime, a leading prime brokerage services provider. Founded in 2007, Weeden Prime is a prime brokerage business focused on providing institutional quality services to hedge funds. With a focus on capital raising and cutting-edge technology, Weeden Prime has created a platform which clients can leverage in seeking to grow their businesses. Weeden Prime’s platform offers clients a scalable solution for prime brokerage, capital raising solutions, automated separately managed account infrastructure, exceptional client service and access to custody and clearing partners. Weeden Prime offers a comprehensive global platform that includes institutional equity, outsourced trading, automated allocation technology and sophisticated portfolio reporting.

Siebert 2019 Form-10K 3

As of December 31, 2019, Weeden Prime cleared its securities transactions on a fully disclosed basis through its clearing broker dealers, The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Pershing LLC (“Pershing”).

StockCross Financial Services, Inc.

In January 2019, we acquired approximately 15% ownership of StockCross, a clearing broker dealer that was under common ownership with Siebert. Effective January 1, 2020, we acquired the remaining 85% of StockCross’ outstanding shares, and StockCross was merged with and into MSCO. As of January 1, 2020, all clearing services provided by StockCross are now performed by MSCO.

The acquisition of StockCross provides new business lines such as market-making, equity stock plan services, self-clearing and custody, IRA custodianship and securities lending. Merging StockCross into MSCO increases our total net capital and assets under management as well as adds two retail branches. StockCross provides an equity stock plan service business line that offers integrated and comprehensive solutions to corporate service clients and employee participants. See “Note 20 – Subsequent Events” for additional detail on the transaction with StockCross.

Key Event - Joining Russell 2000

As part of the 2019 Russell U.S. Indexes reconstitution, we were included in the Russell 2000® Index, effective after the U.S. market opened on July 1, 2019. Russell U.S. indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies. Approximately $9 trillion in assets are benchmarked against Russell U.S. indexes. Russell indexes are part of FTSE Russell, a leading global index provider.

Competition

We encounter significant competition from full-commission, online and discount brokerage firms, including zero commission firms, as well as from financial institutions, mutual fund sponsors and other organizations. Although there has been consolidation in the industry in both the online and traditional brokerage business during recent years, we believe that additional competitors such as banks, insurance companies, providers of online financial and information services, and others will continue to be attracted to the brokerage industry. We compete with a wide variety of vendors of financial services for the same customers; however, our success in the financial services industry is a result of our high-quality customer service, responsiveness, products offered, and excellent executions.

Regulations

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. MSCO is registered as a broker-dealer with the SEC and is a member of the NYSE and the Financial Industry Regulatory Authority (“FINRA”). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”), principally FINRA and national securities exchanges such as the NYSE, which is MSCO’s primary regulator with respect to financial and operational compliance. These SROs adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico. These regulations affect our business operations and impose capital, client protection, and market conduct requirements.

Dodd-Frank Act of 2010

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

Siebert 2019 Form-10K 4

Regulation Best Interest

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to RIAs. In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Regulation Best Interest and Form CRS have a compliance date of June 30, 2020, and we anticipate that implementation of the regulations will require us to review and modify our policies and procedures, as well as the associated supervisory and compliance controls, which may lead to additional costs.

In addition to the SEC, various states have proposed or are considering adopting laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s new regulations and may lead to additional implementation costs if adopted.

Conduct and Training

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

SIPC

As a registered broker-dealer and FINRA member organization, MSCO is required by federal law to belong to the Securities Investor Protection Corporation (“SIPC”) which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $250,000 on claims for cash balances. SIPC is principally funded through assessments on registered broker-dealers. In addition, NFS has purchased from private insurers additional account protection in the amount of $1 billion in the event of liquidation up to the net asset value, as defined, of each account. MSCO maintains $50 million additional account protection above SIPC coverage. Equities, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

MSRB

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

Investment Advisers Act of 1940

SNXT is registered with the SEC as an investment adviser pursuant to the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Advisers Act, together with the SEC’s regulations and interpretations thereunder, is a highly prescriptive regulatory statute. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an adviser’s registration and, in the case of willful violations, can refer a matter to the Unites States Department of Justice for criminal prosecution.

Siebert 2019 Form-10K 5

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

As an RIA, SNXT is subject to additional requirements that cover, among other things, disclosure of information about its business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees SNXT may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has legal authority to inspect any investment adviser and typically inspects an RIA periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws and regulations, (ii) disclosures made to clients and (iii) adequate systems, policies and procedures reasonably designed to prevent and detect violations.

Section 28(e) of the Exchange Act provides a “safe harbor” to investment managers who use commission dollars generated by their advised accounts to obtain investment research and brokerage services that provide lawful and appropriate assistance to the manager in the performance of investment decision-making responsibilities. SNXT, as a matter of policy, does not use “soft dollars” and as such, it has no incentive to select or recommend a broker or dealer based on any interest in receiving research or related services. Rather, as a fiduciary, SNXT selects brokers based on its clients’ interests in receiving best execution.

Bank Secrecy Act of 1970

SNXT conducts financial services activities that are subject to the Bank Secrecy Act of 1970 (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), which require financial institutions to develop and implement programs reasonably designed to achieve compliance with these regulations. The BSA and PATRIOT Act include a variety of monitoring, recordkeeping and reporting requirements (such as currency transaction reporting and suspicious activity reporting) as well as identity verification and client due diligence requirements, which are intended to detect, report and/or prevent money laundering, and the financing of terrorism. In addition, SNXT is subject to U.S. sanctions programs administered by the Office of Foreign Assets Control.

Net Capital and Best Execution

As a registered broker-dealer, MSCO is subject to the requirements of the Exchange Act relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1), “best execution” requirements for client trades under SEC guidelines and FINRA rules, and segregation of fully paid client funds and securities under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA.

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

Under applicable regulations, MSCO is required to maintain regulatory net capital of at least $250,000. As of December 31, 2019, and 2018, MSCO had net capital of approximately $4.4 million and $8.9 million, respectively.

As explained in SEC guidelines and FINRA rules, brokers are required to seek the “best execution” reasonably available for their clients’ orders. In part, this requires brokers to use reasonable diligence so that the price to the client is as favorable as possible under prevailing market conditions. MSCO sends client orders to a number of market centers, including market makers and exchanges, which encourages competition and ensures redundancy. For non-directed client orders, it is our policy to route orders to market centers based on a number of factors that are more fully discussed in the Supplemental Materials of FINRA Rule 5310, including, where applicable, but not necessarily limited to, speed of execution, price improvement opportunities, differences in price disimprovement, likelihood of executions, the marketability of the order, size guarantees, service levels and support, the reliability of order handling systems, client needs and expectations, transaction costs, and whether the firm will receive remuneration for routing order flow to such market centers. Price improvement is available under certain market conditions and for certain order types and MSCO regularly monitors executions to ensure best execution standards are met.

Employees

As of March 23, 2020, we had 132 employees, one of whom was a corporate officer. None of our employees are represented by a union, and we believe that relations with our employees are good.

Siebert 2019 Form-10K 6

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

We encounter significant competition from full-commission, no commission, online and other discount brokerage firms, as well as from financial institutions, mutual fund sponsors and other organizations many of which are significantly larger and better capitalized than we are. Over the past several years, price wars and lower or no commission rates in the discount brokerage business in general have strengthened our competitors. In addition, while the decline of commissions has been ongoing for decades, some of our competitors charging zero commissions on trades could potentially have an adverse effect on our commission revenue.

The securities brokerage industry has experienced significant consolidation, which may continue in the future, likely increasing competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them on better terms, such as higher interest rates paid on cash held in client accounts. We believe that such changes in the industry will continue to strengthen existing competitors and attract additional competitors such as banks, insurance companies, providers of online financial and information services, and others. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than we do. We compete with a wide variety of vendors of financial services for the same customers. We may not be able to compete effectively with current or future competitors.

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

Siebert 2019 Form-10K 7

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

We provide investment advisory services to investors. Through our RIA, SNXT, we offer robo-advisory and investment services. The risks associated with these investment advisory activities include those arising from possible conflicts of interest, unsuitable investment recommendations, inadequate due diligence, inadequate disclosure and fraud. Realization of these risks could lead to liability for client losses, regulatory fines, civil penalties and harm to our reputation and business.

Siebert 2019 Form-10K 8

We are subject to extensive government regulation.

Our business is subject to extensive regulation in the U.S., at both the federal and state level. We are also subject to regulation by SROs and other regulatory bodies in the U.S., such as the SEC, the NYSE, FINRA, MSRB, the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico. The regulations to which MSCO is subject as a broker-dealer cover all aspects of the securities business including training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees.

SNXT is registered as an investment adviser with the SEC under the Advisers Act, and its business is highly regulated. The Advisers Act imposes numerous obligations on RIAs, including fiduciary, record keeping, operational and disclosure obligations. Moreover, the Advisers Act grants broad administrative powers to regulatory agencies such as the SEC to regulate investment advisory businesses. If the SEC or other government agencies believe that SNXT has failed to comply with applicable laws or regulations, these agencies have the power to impose fines, suspensions of a registrant and individual employees or other sanctions, which could include revocation of SNXT’s registration under the Advisers Act. SNXT is also subject to the provisions and regulations of the Employee Retirement Income Security Act of 1974 (“ERISA”), to the extent that SNXT acts as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Additionally, like other investment advisers, SNXT also faces the risks of lawsuits by clients. The outcome of regulatory proceedings and lawsuits is uncertain and difficult to predict. An adverse resolution of any regulatory proceeding or lawsuit against SNXT could result in substantial costs or reputational harm to SNXT and, therefore, could have an adverse effect on the ability of SNXT to retain key investment advisers and wealth managers, and to retain existing clients or attract new clients, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our subsidiary, Weeden Prime, is also regulated by the National Futures Association (“NFA”) and functions as a registered introducing broker.

Legislation has and may continue to result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.

New laws, rules, regulations and guidance, or changes in the interpretation and enforcement of existing federal, state, foreign and self-regulatory organization ("SRO") laws, rules, regulations and guidance may directly affect our business and the profitability of the Company or the operation of specific business lines. In addition, new and changing laws, rules, regulation and guidance could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements or other costs and could limit our ability to return capital to stockholders.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in 2010, required many federal agencies to adopt new rules and regulations applicable to the financial services industry and called for many studies regarding various industry practices. In particular, the Dodd-Frank Act gave the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers.

The Dodd-Frank Act, enacted in 2010, requires many federal agencies to adopt new rules and regulations applicable to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. The U.S. Department of Labor (“DOL”) has enacted regulations changing the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and IRAs. The DOL's final rule defining the term "fiduciary" and exemptions related to it in the context of ERISA and retirement accounts was vacated in June 2018 by the U.S. Court of Appeals for the Fifth Circuit. The SEC and several states then proposed heightened standard of conduct regulations, with the SEC adopting such regulations in June 2019.

The rules and interpretations adopted by the SEC in June 2019 include Regulation Best Interest and the new Form CRS Relationship Summary, which are intended to enhance the quality and transparency of retail investors' relationships with broker-dealers and investment advisers. Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations, requiring compliance with disclosure, care, conflict of interest and compliance obligations. The regulation requires that a broker-dealer or natural person who is an associated person of the broker-dealer shall act in the best interest of the retail customer at the time it makes a recommendation of any securities transaction or investment strategy involving securities, prioritizing the interests of the customer above any interests of the broker-dealer or its associated persons. Among other things, this requires the broker-dealer to mitigate conflicts of interest arising from financial incentives in selling securities products. The compliance date for Regulation Best Interest and Form CRS is June 30, 2020.

Siebert 2019 Form-10K 9

It is unclear whether Regulation Best Interest will have any preemptive effect on similar existing or forthcoming state-level standard of conduct regulations. These regulations may have a material impact on the provision of investment services to retail investors, including imposing additional compliance, reporting and operational requirements, which could negatively affect our business. These regulations also continue to subject us to an increased risk of class actions and other litigation and regulatory risks. It is not certain what the scope of future rulemaking or interpretive guidance from the SEC and other regulatory agencies may be, how the courts and regulators might interpret these rules and what impact this will have on our compliance costs, business, operations and profitability.

Our profitability could also be affected by new or modified laws that impact the business and financial communities generally, including changes to the laws governing banking, the securities market, fiduciary duties, conflicts of interest, taxation, electronic commerce, client privacy and security of client data.

We expect that our business will be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

As of the date of this Annual Report on Form 10-K, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility and losses in US and global financial markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close.  We believe that such restrictions will contribute to a general slowdown in the US and global economy, which will adversely affect our business, results of operations, financial condition and our future strategic plans.

A prolonged economic slowdown, volatility in the markets, a recession, and uncertainty in the markets could impair our business and harm our operating results.

Our businesses are, and will continue to be, susceptible to economic slowdowns, recessions and volatility in the markets, which may lead to financial losses for our customers, and a decrease in revenues and operating results.  In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the U.S. and the European Union, renewed concern about China’s economy, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as might occur in the event of a wider pandemic involving COVID-19, the illness caused by the novel coronavirus which was identified at the end of 2019. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate negative impact on our overall results of operations.

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

Our customers may fail to pay us.

A principal credit risk to which we are exposed on a regular basis is that our customers may fail to pay for their purchases or fail to maintain the minimum required collateral for amounts borrowed against securities positions maintained by them. We cannot assure that our practices and/or the policies and procedures we have established will be adequate to prevent a significant credit loss.

Siebert 2019 Form-10K 10

An increase in volume on our systems or other events could cause them to malfunction.

Most of our trade orders are received and processed electronically. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. While we have never experienced a significant failure of our trading systems, heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of our systems or the systems of third parties involved in the trading process (e.g., online and Internet service providers, record keeping and data processing functions performed by third parties, and third party software), even for a short time, could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from these customers for losses. There can be no assurance that our network structure will operate appropriately in the event of a subsystem, component or software failure. In addition, we cannot assure that we will be able to prevent an extended systems failure in the event of a power or telecommunications failure, an earthquake, terrorist attack, fire or any act of God. Any systems failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

We rely on information processing and communications systems to process and record our transactions.

Our operations rely heavily on information processing and communications systems. Our system for processing securities transactions is highly automated. Failure of our information processing or communications systems for a significant period of time could limit our ability to process a large volume of transactions accurately and rapidly. This could cause us to be unable to satisfy our obligations to customers and other securities firms and could result in regulatory violations. External events, such as an earthquake, terrorist attack or power failure, loss of external information feeds, such as security price information, as well as internal malfunctions such as those that could occur during the implementation of system modifications, could render part or all of these systems inoperative.

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

Developing our electronic services, our implementation and utilization of SNXT’s Robo-Advisor and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platform, information databases and network infrastructure to client requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our clients may forego the use of our products and use those of our competitors.

Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify and adapt our services. We cannot assure that we will be able to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to client requirements or emerging industry standards. We cannot assure that we will be able to respond in a timely manner to changing market conditions or client requirements.

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

Siebert 2019 Form-10K 11

Our principal shareholder has the ability to control key decisions submitted to a vote of our shareholders.

Gloria E. Gebbia, who is a director of the Company, and the managing member of Kennedy Cabot Acquisition, LLC (“KCA”), has along with other family members, the power to elect the entire Board of Directors and, except as otherwise provided by law or our Certificate of Incorporation or by-laws, to approve any action requiring shareholder approval without a shareholders meeting.

There may be no public market for our Common Stock.

Only 8,333,960 shares of Common Stock, or approximately 27% of our shares of Common Stock outstanding, are currently held by non-affiliates as of March 23, 2020. Although our Common Stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Siebert 2019 Form-10K 12

ITEM 2. PROPERTIES

We currently maintain 18 offices, one of which is our corporate headquarters. Customers can visit our offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of our activities are conducted on the Internet or by telephone and mail. We operate our business out of the following offices:

Approximate Square Feet
Corporate Headquarters
New York, NY – 120 Wall Street	250

Service and Other Office Spaces
Beverly Hills, CA – 9464 Wilshire*	4,000
Beverly Hills, CA – 190 N Canon	900
Seal Beach, CA	800
Calabasas, CA	3,200
Tustin, CA	400
Jersey City, NJ	11,000
Boca Raton, FL	1,600
Miami, FL	11,600
Houston, TX	3,200
Dallas, TX	250
Horsham, PA	2,000
New York, NY – 1500 Broadway	5,300
Rye Brook, NY	4,000
Tarrytown, NY	250
Omaha, NE	2,900

As a result of our acquisition of StockCross, we acquired the below leases effective January 1, 2020.

Approximate Square Feet
Boston, MA	1,700
Tampa, FL	1,000
Beverly Hills, CA – 9464 Wilshire*	4,700

*Prior to the acquisition of StockCross, Beverly Hills, CA - 9464 Wilshire was a shared office space in which Siebert occupied 4,000 square feet and StockCross occupied 4,700 square feet out of the 8,700 total square feet.

ITEM 3. LEGAL PROCEEDINGS

We are party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit, or involve amounts which would not have a significant effect on our financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Siebert 2019 Form-10K 13

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock traded on the Nasdaq Global Market until June 29, 2011 when our Common Stock started trading on the Nasdaq Capital Market, under the symbol “SIEB”. The high and low sales prices of our Common Stock reported by Nasdaq during the following calendar quarters were as follows:

	2019		2018
	High	Low	High	Low
First Quarter	$14.54	$10.80	$17.75	$7.26
Second Quarter	$12.00	$8.17	$12.65	$7.14
Third Quarter	$12.36	$8.71	$20.80	$10.25
Fourth Quarter	$12.10	$8.18	$14.90	$10.44

The closing sale price of our Common Stock as reported on the Nasdaq Capital Market on March 23, 2020 was $7.94 per share. As of March 23, 2020, there were 79 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 1,503 beneficial holders of our Common Stock as of March 23, 2020.

Dividend Policy

Our Board of Directors periodically considers whether to declare dividends. In considering whether to pay such dividends, our Board of Directors will review our earnings, capital requirements, economic forecasts and such other factors as are deemed relevant. Some portion of our earnings will be retained to provide capital for the operation and expansion of our business.

Siebert 2019 Form-10K 14

Performance Graph

The graph below compares our Common Stock performance from December 31, 2014 through December 31, 2019 against the performance of the Nasdaq Composite Index and a peer group. The peer group consists of TD Ameritrade Holding Corporation, E*TRADE Financial Corporation and The Charles Schwab Corporation.

	Cumulative Total Return*
	2014	2015	2016	2017	2018	2019
Siebert Financial Corp.	100.00	58.64	157.13	711.82	762.44	456.09
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
Peer Group	100.00	107.92	132.19	170.87	147.90	164.84

Siebert 2019 Form-10K 15

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our consolidated financial statements and the related notes thereto.

(In thousands except share and per share data)
	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue	$28,593	$30,036	$13,110	$9,812	$10,096
Net income / (loss)	$3,607	$11,962	$2,157	$(5,578)	$(2,869)

Net income / (loss) per share of Common Stock
Basic and diluted	$0.13	$0.44	$0.10	$(0.25)	$(0.13)
Weighted average shares outstanding (basic and diluted)*	27,157,188	27,157,188	22,507,798	22,085,126	22,085,126

Performance Metrics:
Year over year revenue increase / (decrease)	(5%)	129%	34%	(3%)	(36%)
Income / (loss) before income taxes margin	17%	25%	18%	(57%)	(31%)

	As of December 31,
Consolidated Statements of Financial Condition Data:	2019	2018	2017	2016	2015
Cash and cash equivalents	$3,082	$7,229	$3,765	$2,730	$9,420
Total Assets	$28,473	$18,177	$6,025	$3,816	$17,785
Total Liabilities	$7,692	$1,003	$813	$1,563	$2,102
Total Stockholders’ equity	$20,781	$17,174	$5,212	$2,253	$15,683
Cash dividends declared on common shares	—	—	—	$0.20	—

* Effective January 1, 2020, we acquired 85% of StockCross’ outstanding shares by issuing 3,298,774 shares of our Common Stock and StockCross was merged with and into MSCO. See “Note 20 – Subsequent Events” for additional detail on the acquisition of StockCross.

Siebert 2019 Form-10K 16

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

Forward-Looking Statements

 The statements contained in the following MD&A and elsewhere throughout this Annual Report on Form 10-K, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed under Item 1A. Risk Factors of this Form 10-K as well as in our filings with the SEC.

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

Acquisitions

Weeden Prime Services, LLC

Overview

Effective December 1, 2019, we acquired all of the issued and outstanding membership interests of Weeden Prime, a leading prime brokerage services provider, for a cash consideration of approximately $7.1 million, and Weeden Prime became a wholly-owned subsidiary of Siebert.

Siebert 2019 Form-10K 17

Founded in 2007, Weeden Prime is a technology-powered prime brokerage business focused on providing institutional quality services to hedge funds. With a focus on capital raising and cutting-edge technology, Weeden Prime has created a platform which clients can leverage in seeking to grow their businesses. Weeden Prime’s platform offers clients a scalable solution for prime brokerage, capital raising solutions, automated separately managed account infrastructure, exceptional client service and access to custody and clearing partners. Weeden Prime offers a comprehensive global platform that includes institutional equity, outsourced trading, automated allocation technology and sophisticated portfolio reporting.

The acquisition of Weeden Prime will diversify our customer base into the institutional market and will allow us to explore opportunities related to new clearing relationships with Goldman Sachs and Pershing. We also see substantial cross-selling opportunities for the institutional and retail clients, including partnering with institutional clients to generate new product offerings for the retail clients.

Weeden Prime historically generated approximately $11-13 million in annual revenue and by integrating Weeden Prime into Siebert, we plan to grow this business as well as achieve economies of scale.

As a result of our recent acquisitions, we re-evaluated our reportable segments and concluded that as of December 31, 2019, Siebert is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of Siebert from a consolidated perspective.

Assets Acquired and Liabilities Assumed

The acquisition of Weeden Prime was recorded in accordance with Accounting Standards Codification (“ASC”) 805 – Business Combinations. As such, we were required to finalize the fair value of net assets of the business combination on the acquisition date. The excess of the fair value purchase price on the date of acquisition was recorded as goodwill. Adjustments were made for tax considerations.

As part of the acquisition, we acquired two intangible assets, Weeden Prime’s customer relationships and Weeden Prime’s trade name, the fair values of which were $987,000 and $70,000, respectively, as of the acquisition date. Weeden Prime is an introducing broker for the transactions of institutional customers and has maintained strong relationships with these customers. We expect to continue to benefit from the customer relationships for a foreseeable future. Weeden Prime has a respected trade name in the financial services industry for providing institutional quality services to clients. We will continue to operate Weeden Prime under this trade name for a period of six months from the date of the acquisition.

We also acquired other assets consisting mostly of receivables from clearing broker dealers and assumed liabilities consisting mostly of accounts payable and accrued expenses for which the carrying values were deemed to approximate fair value as of the date of the acquisition.

Goodwill

The acquisition resulted in approximately $1,989,000 of goodwill which was related to of a variety of opportunities such as Weeden Prime providing a new customer base of institutional clients as well as Siebert gaining access to several strategic clearing relationships. There are also substantial cost synergies to be realized and the addition of Weeden Prime will bring economies of scale in terms of operational and administrative functions as well as a skilled management team with experience in the institutional market.

Financial Results

For the first month we owned Weeden Prime, it achieved almost $1 million in revenue and approximately $203,000 in net income, which was an increase from months prior to the acquisition. In addition, the nature of our institutional customer base diversifies our revenue streams as the institutional customers generally increase their activity during market volatility while our retail customer base tends to be less active during market volatility. See “Note 3 – Acquisitions” for more information related to this transaction.

StockCross Financial Services, Inc.

In January 2019, we acquired approximately 15% ownership of StockCross, a clearing broker dealer that was under common ownership with Siebert. This investment in StockCross was accounted for under the equity method and its carrying amount as of December 31, 2019 was $3,360,000. We recognize our proportional earnings or loss from StockCross and as such, this investment contributed approximately $66,000 of loss to our statement of income for the year ended December 31, 2019. See “Note 7 – Equity Method Investment” for additional detail on the equity method investment for StockCross.

Siebert 2019 Form-10K 18

Effective January 1, 2020, we acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of our Common Stock and StockCross was merged with and into MSCO. As a result, the business and operations of StockCross became part of MSCO’s business and operations. As of January 1, 2020, all clearing services provided by StockCross are now performed by MSCO.

The acquisition of StockCross provides new business lines such as market-making, equity stock plan services, self-clearing and custody, IRA custodianship and securities lending. Merging StockCross into MSCO will increase our total net capital and assets under management as well as add two retail branches. MSCO provides an equity stock plan service business line that offers integrated and comprehensive solutions to corporate service clients and employee participants. See “Note 20 – Subsequent Events” for additional detail on the acquisition of StockCross.

Siebert AdvisorNXT, Inc.

During the first quarter of 2018, we started the preliminary rollout of our Robo-Advisor through SNXT that provides clients with an automated wealth management solution intended to maximize portfolio returns based on a client’s specific risk tolerance.

An upgraded version of our Robo-Advisor went live in mid-2019, and since then there has been an increase in the number of accounts and amount of assets on the platform as well as growth in the advisory fees generated from the Robo-Advisor. Revenue and assets under management from the Robo-Advisor for the year ended December 31, 2019 both increased approximately 70% from the prior year due to an upgraded version of the Robo-Advisor going live in mid-2019.

In the coming months, we plan to add new features and functionalities to enhance the platform and continue growth. An upgrade to the Robo-Advisor is planned to launch in mid-2020, complete with a fully integrated mobile app targeting a new generation of investors.

Park Wilshire Companies, Inc.

In March 2018, we acquired all of the issued and outstanding shares of PWC from related parties. Our acquisition of PWC has expanded our product offering to include various insurance products such as fixed annuities and property and casualty insurance. PWC continues to generate close to $1 million in revenue a year while being a profitable entity since acquisition.

Financial Performance Metrics

The following table sets forth metrics we use in analyzing our financial performance for the periods indicated:

	Year Ended December 31,
	2019	2018
Revenue	$28,593,000	$30,036,000
Income before income taxes	$4,725,000	$7,360,000
Net income	$3,607,000	$11,962,000

Year over year revenue increase / (decrease)	(5%)	129%
Income before income taxes increase / (decrease)	(36%)	219%
Income before income taxes margin	17%	25%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Our income before income taxes was $4,725,000 for the year ended December 31, 2019 and decreased by $2,635,000 or 36% from the prior year primarily due to a decrease in revenue related to principal transactions and commissions and fees due to market volatility, partially offset by the increase in commissions and fees from the acquisition of Weeden Prime as well as an increase in the advisory business line from our Robo-Advisor. This decrease in revenue was partially offset by the decrease in employee compensation corresponding to these revenue streams such as commissions payouts and clearing fees. In addition, there was an increase in rent and occupancy expense as well as other general and administrative expenses due to the incremental rent and related office expenses of our Jersey City and Miami locations. Lastly, there was an increase in depreciation and amortization expenses related to incremental furniture, equipment and leasehold improvements as well as software purchased in 2019.

Siebert 2019 Form-10K 19

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated. Retail customers are customers who have accounts with MSCO; institutional customers were acquired from Weeden Prime as part of the acquisition effective December 1, 2019.

Client Account Metrics – Retail Customers
	As of December 31,
	2019	2018
Retail customer margin debit balances (in billions)	$0.3	$0.4
Retail customer credit balances (in billions)	$0.5	$0.4
Retail customer money market fund value (in billions)	$0.7	$0.6
Retail customer net worth (in billions)	$11.9	$10.0
Retail customer accounts	76,718	74,895

•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions
•	Retail customer credit balances represents client cash held in brokerage accounts
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts before deducting margin debits
•	Retail customer accounts represents the number of retail customers

Client Account Metrics – Institutional Customers
As of December 31,
2019
Institutional customer net worth (in billions)	$1.4

•	Institutional customer net worth represents the total value of securities and cash in the customer accounts after deducting margin debits and short positions

Client Activity Metrics
	Year Ended December 31,
	2019	2018
Total retail trades	276,018	336,409
Average commission per retail trade	$17.86	$19.59

•	Total retail trades represents retail trades that generate commissions
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Statements of Income

Revenue

Total revenue for the year ended December 31, 2019 was $28,593,000 and decreased by $1,443,000 or 5% from the prior year primarily due to slower market conditions in 2019 negatively impacting revenue from commissions and fees as well as principal transactions. Average commissions per retail trade decreased primarily due to a higher percentage of our clients’ trades receiving reduced commission rates as a result of continued price competition in the industry. This decrease in revenue was partially offset by the increase in revenue from the acquisition of Weeden Prime’s business as well as an increase in our advisory business line related to our Robo-Advisor.

Margin interest, marketing and distribution fees for the year ended December 31, 2019 were $11,121,000 and increased by $193,000 or 2% from the prior year, primarily due to the incremental institutional client activity from Weeden Prime.

Siebert 2019 Form-10K 20

Commissions and fees for the year ended December 31, 2019 were $8,302,000 and decreased by $1,202,000 or 13% from the prior year, primarily due to generally slower market conditions in 2019 negatively impacting overall demand for retail products. In addition, average commissions per retail trade decreased primarily due to a higher percentage of our clients’ trades receiving reduced commission rates as a result of continued price competition in the industry.

Principal transactions for the year ended December 31, 2019 were $8,061,000 and decreased by $959,000 or 11% from the prior year, primarily due to generally slower market conditions in 2019 negatively impacting overall demand for retail products.

Advisory fees for the year ended December 31, 2019 were $801,000 and increased by $323,000 or 68% from the prior year, primarily due to overall expansion of the advisory business line which included revenue growth related to our Robo-Advisor.

Interest and other income for the year ended December 31, 2019 was $308,000 and increased by $202,000 or 191% from the prior year, primarily due to the addition of Weeden Prime’s business for December.

Operating Expenses

Total operating expenses for the year ended December 31, 2019 were $23,802,000 and increased by $1,126,000 or 5% from the prior year due to a variety of factors. There was an increase in rent and occupancy expense as well as other general and administrative expenses due to the incremental rent and related office expenses of our Jersey City and Miami locations. Additionally, there was an increase in depreciation and amortization expenses related to incremental furniture, equipment and leasehold improvements as well as software purchased in 2019. These expenses were offset by the decrease in commissions payouts and clearing fees corresponding to the decrease in revenue streams such as commissions and fees and principal transactions.

Employee compensation and benefits for the year ended December 31, 2019 were $12,946,000 and decreased by $871,000 or 6% from the prior year, primarily due to lower commission payouts associated with the decrease in commissions and fees and principal transaction revenues.

Clearing fees, including execution costs for the year ended December 31, 2019 were $2,793,000 and decreased by $59,000 or 2% from the prior year, primarily due to the decrease in clearing and execution services associated with the lower level of trading activity.

Other general and administrative expenses for the year ended December 31, 2019 were $2,454,000 and increased by $595,000 or 32% from the prior year, primarily due to incremental office expenses related to the expansion of our Jersey City office and the establishment of our Miami office.

Professional fees for the year ended December 31, 2019 were $1,912,000 and decreased by $51,000 or 3% from the prior year, primarily due to a reduction in miscellaneous legal fees.

Rent and occupancy expenses for the year ended December 31, 2019 were $1,401,000 and increased by $413,000 or 42% from the prior year, primarily due to incremental rent from our new office space in Jersey City and Miami.

Technology and communications expenses for the year ended December 31, 2019 were $1,215,000 and increased by $207,000 or 21% from the prior year, primarily due to a higher level of technological infrastructure expansion.

Depreciation and amortization expenses for the year ended December 31, 2019 were $983,000 and increased by $839,000 or 583% from the prior year, primarily due to the depreciation and amortization of incremental purchases of fixed assets and software as well as the amortization related to the intangible assets acquired from Weeden Prime.

Referral fees for the year ended December 31, 2019 were $86,000 and increased by 100% from the prior year due to the commission payouts to other brokers as referral fees related to Weeden Prime’s institutional client activity in December.

Interest expense for the year ended December 31, 2019 was $10,000 and increased by 100% from the prior year due to the interest on the promissory note entered into with Gloria E. Gebbia to finance part of the acquisition of Weeden Prime.

Loss From Equity Method Investment in Related Party

Loss from equity method investment in related party for the year ended December 31, 2019 was $66,000 due to the Company recognizing its proportional loss from StockCross for the year ended December 31, 2019.

Siebert 2019 Form-10K 21

Provision (Benefit) For (From) Income Taxes

Provision (benefit) for (from) income taxes for the year ended December 31, 2019 was $1,118,000 and increased by $5,720,000, or 124% from the prior year, primarily due to the reversal of our deferred tax assets valuation allowance during the year ended December 31, 2018. See “Note 14 – Income Taxes” for additional detail.

Statements of Financial Condition

Assets

Assets as of the year ended December 31, 2019 were $28,473,000 and increased by $10,296,000 or 57% from the prior year, primarily due to the lease right-of-use assets recorded per the new lease accounting guidance, as well as an increase in furniture, equipment and leasehold improvements and software from the development of our technological infrastructure.

The purchase of approximately 15% of StockCross’ outstanding shares resulted in the equity method investment in related party asset and the acquisition of Weeden Prime resulted in an increase in receivable from clearing broker dealers as well as a recognition of intangible assets and goodwill. Our cash decreased from the prior year corresponding to the cash paid for these acquisitions.

Liabilities

Liabilities as of the year ended December 31, 2019 were $7,692,000 and increased by $6,689,000 or 667% from the prior year, primarily due to the lease liabilities recorded per the new lease accounting guidance and the $3,000,000 promissory note entered into with Gloria E. Gebbia to finance part of the acquisition of Weeden Prime.

Liquidity and Capital Resources

Cash and Cash Equivalents and Net Capital

Our cash and cash equivalents are unrestricted and are used to fund our working capital needs. Our total assets as of December 31, 2019 were approximately $28.5 million, of which $3.1 million, or approximately 11% consisted of cash and cash equivalents and were considered highly liquid. Our total assets as of December 31, 2018 were approximately $18.2 million, of which $7.2 million, or approximately 40% consisted of cash and cash equivalents and were considered highly liquid.

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

MSCO is subject to the net capital requirements of the SEC, the NYSE and other regulatory authorities. As of December 31, 2019, MSCO’s regulatory net capital was approximately $4.4 million, which was $4.2 million in excess of its minimum capital requirement of $250,000. As of December 31, 2018, MSCO’s regulatory net capital was approximately $8.9 million, which was $8.7 million in excess of its minimum capital requirement of $250,000.

Weeden Prime, as a member of FINRA, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. Weeden Prime is also subject to the CFTC's minimum financial requirements which require that Weeden Prime maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1. As of December 31, 2019, Weeden Prime’s net capital was approximately $3.9 million which was $3.7 million in excess of its minimum requirement of $250,000 under 15c3-1.

Siebert 2019 Form-10K 22

Statements of Cash Flow

For the year ended December 31, 2019, our income before income taxes was approximately $0.6 million less than our cash flow from operations primarily due to a decrease in receivable from lessors and a net increase in the lease liabilities per the new lease accounting guidance. For the year ended December 31, 2018, our income before income taxes was approximately $2.5 million greater than our cash flow from operations primarily due to an increase in receivables from clearing brokers dealers and receivable from related party for a margin deposit held by StockCross for its clearing function.

For the year ended December 31, 2019, we had positive operating cash flow. We had a significant investing cash outflow; however, it was primarily related to our acquisition of Weeden Prime and 15% of StockCross, as well as purchasing furniture, equipment and leasehold improvements and software. For the year ended December 31, 2018, we had positive operating cash flow, an investing cash outflow which was mostly related to the purchase of software, and there was no financing cash flow.

While we note that our liquid cash has decreased as of December 31, 2019 from the prior year, we note that the primary reason was the cash outflow for the acquisitions that occurred in 2019. We also note that since the change of ownership, we have had positive operating cash flow and have had no liquidity issues. We have a relatively low level of debt and there are no planned large capital expenditures for the foreseeable future. As such, we believe we will have sufficient cash flows to fund our operations.

Contractual Obligations

Leases

As of December 31, 2019, we rent office space under operating leases expiring in 2020 through 2024, and we have no financing leases. The leases call for base rent plus escalations as well as other operating expenses. On January 1, 2019, we adopted Accounting Standard Update (“ASU”) 2016-02, Leases (ASC 842) and all subsequent ASUs that modified ASC 842, and used the effective date as the date of initial application. ASC 842 affected the accounting treatment for operating lease agreements in which we are the lessee.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.

The new standard establishes a right-of-use model that requires a lessee to recognize a lease right-of-use asset and lease liability on the statements of financial condition for all leases with a term longer than 12 months. This led to the recognition of lease right-of-use-assets and corresponding lease liabilities of $2.8 million and $3.1 million, respectively, as of December 31, 2019.

Future annual minimum payments for operating leases with initial terms of greater than one year as of December 31, 2019 were as follows:

Year	Amount
2020	$1,410,000
2021	878,000
2022	513,000
2023	493,000
2024 and thereafter	56,000
Total	$3,350,000

See “Note 8 – Leases” for more detail on our lease arrangements and corresponding disclosures.

Off-Balance Sheet Arrangements

Customer transactions are cleared through our clearing firms on a fully disclosed basis. If customers do not fulfill their contractual obligations, StockCross and NFS may charge us for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customer obligations. We regularly monitor the activity in customer accounts for compliance with margin requirements. We are exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the years ended December 31, 2019 and 2018.

Siebert 2019 Form-10K 23

Related Party Disclosures

StockCross

Our most significant related party transactions during the years ended December 31, 2019 and 2018 were related to StockCross, which was under common ownership with Siebert. In January 2019, we acquired approximately 15% ownership of StockCross, which was accounted for under the equity method. For the year ended December 31, 2019, the loss recognized from this investment in StockCross was $66,000. Effective January 1, 2020, we acquired the remaining 85% of StockCross in exchange for 3,298,774 shares of our Common Stock and StockCross was merged with and into our broker-dealer subsidiary MSCO.

Kennedy Cabot Acquisition, LLC

KCA is an affiliate of Siebert and StockCross through common ownership. In August 2018, we acquired all of the issued and outstanding membership interests of STCH, a technology company initially tasked with developing a Robo-Advisor platform for SNXT, from KCA for approximately $690,000. KCA provides certain administrative services for payroll and other administrative functions to Siebert.

Gloria E. Gebbia

On December 2, 2019, we entered into an agreement with Gloria E. Gebbia, our principal shareholder, for a promissory note of $3 million to finance part of the acquisition of Weeden Prime. The term of the promissory note was one year, and interest accrues at 4% per year. The interest expense incurred for the year ended December 31, 2019 was $10,000. The total interest will be payable upon maturity of the note on December 2, 2020, which is included in the line item “Interest Payable” on the statement of financial condition.

Park Wilshire Insurance

In March 2018, we acquired all of the issued and outstanding shares of PWC, an insurance agency, from three related parties for approximately $110,000. There has been some revenue for PWC from related parties for the years ended December 31, 2019 and 2018; however, those amounts were immaterial. See “Note 19 – Related Party Disclosures” for additional detail.

New Accounting Pronouncements

 We evaluated all recently issued and adopted accounting pronouncements and determined that other than ASU 2016-02 discussed in the section above, the pronouncements have not and will not have a material impact on our consolidated financial statements.

Recent Developments

In response to the unprecedented uncertainty related to the impact the novel coronavirus (COVID-19) pandemic is having on our operations and the financial services industry in general, we have undertaken measures to help mitigate the effects of the coronavirus on our financial condition. These measures may include reductions in operations in order to reduce our operating expenses. In addition, we may postpone potential increases in spending and acquisitions until such time as the full effects of the pandemic on the US and global economy are known.

Critical Accounting Policies

Overview

We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management team makes significant estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities included in the consolidated financial statements. The estimates relate primarily to revenue and expense items in the normal course of business as to which we receive no confirmations, invoices, or other documentation, at the time the books are closed for a period. We use our best judgment, based on our knowledge of revenue transactions and expenses incurred, to estimate the amount of such revenue and expenses. We are not aware of any material differences between the estimates used in closing our books for the last five years and the actual amounts of revenue and expenses incurred when we subsequently receive the actual confirmations, invoices or other documentation.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make judgments and estimates that may have a significant impact on our financial results. We believe that the following areas are particularly subject to management's judgments and estimates and could materially affect our results of operations and financial position. See “Note 2 – Summary of Significant Accounting Policies” for additional detail on our significant accounting policies.

Siebert 2019 Form-10K 24

Estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances.

We estimate our income tax expense based on the various jurisdictions in which we conduct business. This requires us to estimate our current income tax obligations and to assess temporary differences between the carrying amounts and tax bases of assets and liabilities on our consolidated financial statements. Temporary differences result in deferred tax assets and liabilities. We must evaluate the likelihood that deferred tax assets will be realized.

Our framework for assessing the recoverability of our deferred tax assets requires a determination of whether or not there is sufficient taxable income of appropriate character within the carryback, carryforward period available under tax law. We consider of all available evidence, including:

•	Taxable income in carryback years if carryback is permitted
•	Future reversals of existing taxable temporary differences
•	Projected future taxable income exclusive of reversing temporary difference

In assessing projected future taxable income, we consider all evidence, including:

•	The nature, frequency, and amount of cumulative financial reporting income and losses in recent years
•	The sustainability of recent operating profitability of Siebert
•	The predictability of future operating profitability of the character necessary to realize our net deferred tax assets
•	The carryforward period for the net operating losses (“NOLs”), including the effect of reversing taxable temporary differences
•	Prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets

To the extent we determine that realization of our deferred tax assets is not "more likely than not," we establish a valuation allowance. We considered the above factors in performing the December 31, 2018 assessment. As of December 31, 2018, we realized four consecutive quarters of pre-tax profitability generally greater than $1 million per quarter throughout all of 2018, the first time this happened within the prior ten years and were in a net cumulative profit position for the prior three-year period. We also reassessed our ability to generate and sustain sufficient taxable income in the future in order to realize the deferred tax assets. Achieving this financial milestone as well as the evaluation of a full year of the financial impact from our acquisition of the $4 billion in assets and an experienced nationwide sales force from StockCross (“StockCross Retail Assets”) led to a new conclusion as of December 31, 2018 about the sustainability of projected taxable income and the realizability of the deferred tax assets. We note that we had a considerable buffer between our actual 2018 pre-tax income and the amount needed to realize our deferred tax assets.

As described in “Note 14 – Income Taxes”, we concluded that it was more likely than not that we would recover all of our deferred tax assets related to our NOL carryforward, with the exception of the NOLs in New York City, the state of New York and the portion of the federal NOL expected to expire unutilized due to the Section 382 limitation. As such, as of December 31, 2018, we determined to remove the valuation allowance on our deferred tax assets and recognize the asset on our statement of financial condition for the amount of the asset expected to be realized.

As of December 31, 2019, we performed a similar assessment on the realizability of our deferred tax assets and determined that sufficient positive evidence existed to conclude that it is more likely than not that our deferred tax assets were fully realizable, and therefore, a valuation allowance was not necessary.

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

Siebert 2019 Form-10K 25

We must make significant judgments to calculate our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. We must also exercise judgment in determining the need for, and amount of, any accruals for uncertain tax positions. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in our consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities.

Goodwill, Software, and Other Intangible Assets

Goodwill is recognized as a result of business combinations and represents the excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets acquired. We evaluate goodwill for impairment when events or changes indicate the carrying value may not be recoverable, or at least annually.

The valuation of goodwill and acquired intangible assets requires significant judgment and estimates by management. For example, the valuation of certain finite lived intangible assets acquired required management’s estimates of future earnings and cash flows as well as judgment in determining market approaches. The useful life of the finite lived intangible assets was determined based on management's estimate of the period over which those intangible assets are expected to provide economic benefit. Management will apply judgment in conducting impairment testing for goodwill and finite lived intangible assets, including estimates of fair value based on the income or market approach and estimates required to determine the useful lives of finite lived intangible assets.

We test long-lived tangible assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If our estimates of fair value change due to future events differing significantly from the forecasts used to determine fair value, changes in our business or other factors, we may recognize an impairment of goodwill or acquired intangible assets, which could have a material adverse effect on our financial condition and results of operations. We also evaluate the useful life of the intangible assets on an annual basis to determine if events or trends warrant a change in estimate of the useful life. Intangible assets with finite lives are amortized over their estimated useful lives; therefore, changes in the estimated useful lives could result in the recognition of an impairment or a change in the remaining life of these assets.

We have not performed any impairment testing for goodwill or intangibles since the goodwill and intangibles were generated as a result of the acquisition of Weeden Prime which was effective December 1, 2019. We will evaluate whether an impairment testing is required in future reporting periods.

See “Note 2 – Summary of Significant Accounting Policies” and “Note 9 – Goodwill and Other Intangibles, Net” for additional detail on the valuation and impairment policies governing goodwill and acquired intangible assets.

Accruals for Contingent Liabilities

Accruals for contingent liabilities related to legal and regulatory claims as well as employee healthcare expenses under our self-insured plan reflect an estimate of probable losses. In making such estimates for legal and regulatory claims, we consider many factors, including the progress of the matter, prior experience and the experience of others in similar matters, available defenses, insurance coverage, indemnification provisions and the advice of legal counsel and other experts. In making such estimates for employee healthcare expenses, we consider many factors, including trends of health insurance expenses and our insurance reserve limits. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that we will not incur liabilities in excess of recorded reserves or in excess of our insurance limits. Significant judgment is required in making these estimates, and the actual cost may be materially different than the estimated costs. See “Note 17 – Commitments, Contingencies, and Other” for additional detail.

Siebert 2019 Form-10K 26

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments Held For Trading Purposes

We do not act as a principal in derivative transactions, have no interest in any special purpose entity and have no liabilities, contingent or otherwise, for the debt of another entity.

Financial Instruments Held For Purposes Other Than Trading

We generally invest our cash and cash equivalents temporarily in dollar denominated bank account(s). These investments are not subject to material changes in value due to interest rate movements.

Customer transactions are cleared by our clearing firms on a fully disclosed basis. If customers do not fulfill their contractual obligations, StockCross and NFS may charge us for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy the customers’ obligations. We regularly monitor the activity in customer accounts for compliance with our margin requirements. We are exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in 2019 and 2018.

Siebert 2019 Form-10K 27

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP.

Siebert 2019 Form-10K 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Siebert Financial Corp:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. & Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 27, 2020

Siebert 2019 Form-10K 29

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$3,082,000	$7,229,000
Cash segregated under federal regulations	110,000	—
Receivables from clearing broker dealers	6,253,000	2,030,000
Receivable from related party	1,000,000	1,000,000
Receivable from lessors	—	171,000
Other receivables	223,000	96,000
Prepaid expenses and other assets	624,000	470,000
Furniture, equipment and leasehold improvements, net	1,131,000	468,000
Software, net	1,888,000	1,137,000
Lease right-of-use assets	2,810,000	—
Equity method investment in related party	3,360,000	—
Deferred tax assets	4,981,000	5,576,000
Intangible assets, net	1,022,000	—
Goodwill	1,989,000	—
	$28,473,000	$18,177,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$1,473,000	$699,000
Lease incentive obligation	—	171,000
Due to clearing broker dealers and related parties	7,000	133,000
Securities sold, not yet purchased, at fair value	88,000	—
Interest payable	10,000	—
Lease liabilities	3,114,000	—
Note payable - related party	3,000,000	—
	7,692,000	1,003,000

Commitments and Contingencies

Stockholders’ equity
Common stock, $.01 par value; 49,000,000 shares authorized, 27,157,188 shares issued and outstanding as of December 31, 2019 and December 31, 2018	271,000	271,000
Additional paid-in capital	7,641,000	7,641,000
Retained earnings	12,869,000	9,262,000
	20,781,000	17,174,000

	$28,473,000	$18,177,000

See notes to consolidated financial statements.

Siebert 2019 Form-10K 30

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018
Revenue
Margin interest, marketing and distribution fees	$11,121,000	$10,928,000
Commissions and fees	8,302,000	9,504,000
Principal transactions	8,061,000	9,020,000
Advisory fees	801,000	478,000
Interest and other income	308,000	106,000
Total Revenue	28,593,000	30,036,000

Expenses
Employee compensation and benefits	12,946,000	13,817,000
Clearing fees, including execution costs	2,793,000	2,852,000
Other general and administrative	2,454,000	1,859,000
Professional fees	1,912,000	1,963,000
Rent and occupancy	1,401,000	988,000
Technology and communications	1,215,000	1,008,000
Depreciation and amortization	983,000	144,000
Referral fees	86,000	—
Interest expense	10,000	—
Advertising and promotion	2,000	45,000
Total Expenses	23,802,000	22,676,000

Loss from equity method investment in related party	(66,000)	—

Income before provision (benefit) for (from) income taxes	4,725,000	7,360,000
Provision (benefit) for (from) income taxes	1,118,000	(4,602,000)
Net income	$3,607,000	$11,962,000

Net income per share of common stock
Basic and diluted	$0.13	$0.44

Weighted average shares outstanding
Basic and diluted	27,157,188	27,157,188

See notes to consolidated financial statements.

Siebert 2019 Form-10K 31

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total
Balance – January 1, 2018	27,157,188	$271,000	$7,641,000	$(2,700,000)	$5,212,000
Net income	—	—	—	11,962,000	11,962,000
Balance – December 31, 2018	27,157,188	271,000	7,641,000	9,262,000	17,174,000
Net income	—	—	—	3,607,000	3,607,000
Balance – December 31, 2019	27,157,188	$271,000	$7,641,000	$12,869,000	$20,781,000

See notes to consolidated financial statements.

Siebert 2019 Form-10K 32

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$3,607,000	$11,962,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense / (benefit)	595,000	(5,576,000)
Depreciation and amortization	983,000	144,000
Loss from equity method investment in related party	66,000	—

Changes in
Receivables from clearing broker dealers	393,000	(634,000)
Receivable from related party	—	(717,000)
Receivable from lessors	171,000	(171,000)
Other receivables	(10,000)	(96,000)
Prepaid expenses and other assets	—	(236,000)
Accounts payable and accrued liabilities	(579,000)	138,000
Lease incentive obligation	(171,000)	171,000
Due to clearing broker dealers and related parties	(126,000)	6,000
Securities sold, not yet purchased, at fair value	88,000	—
Interest payable	10,000	—
Income taxes payable	—	(125,000)
Lease liabilities	304,000	—
Net cash provided by operating activities	5,331,000	4,866,000

Cash flows from investing activities
Return of investment in equity method investment in related party	241,000	—
Equity method investment in related party	(3,665,000)	—
Purchase of furniture, equipment, and leasehold improvements	(1,010,000)	(277,000)
Purchase of software	(1,262,000)	(1,125,000)
Cash paid in a business acquisition, net of cash and cash equivalents acquired	(3,824,000)	—
Segregated cash acquired in a business acquisition	152,000	—
Net cash used in investing activities	(9,368,000)	(1,402,000)

Net (decrease) / increase in cash, cash equivalents and cash segregated under federal regulations	(4,037,000)	3,464,000
Cash, cash equivalents and cash segregated under federal regulations - beginning of year	7,229,000	3,765,000
Cash, cash equivalents and cash segregated under federal regulations - end of year	$3,192,000	$7,229,000

Cash and cash equivalents - end of year	$3,082,000	$7,229,000
Cash segregated under federal regulations - end of year	110,000	—
Cash, cash equivalents and cash segregated under federal regulations - end of year	$3,192,000	$7,229,000

Supplemental cash flow information
Cash paid during the year for income taxes	$1,208,000	$1,177,000

See notes to consolidated financial statements.

Siebert 2019 Form-10K 33

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Siebert Financial Corp., a New York corporation incorporated in 1934, is a holding company that conducts its retail brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and registered broker-dealer, its investment advisory business through its wholly-owned subsidiary, Siebert AdvisorNXT, Inc. (“SNXT”), a New York corporation registered with the U.S. Securities and Exchange Commission (“SEC”) as a RIA under the Investment Advisers Act of 1940, as amended, and its insurance business through its wholly-owned subsidiary, Park Wilshire Companies, Inc. (“PWC”), a Texas corporation and licensed insurance agency. Siebert conducts operations through its wholly-owned subsidiary, Siebert Technologies, LLC. (“STCH”), a Nevada limited liability company and developer of robo-advisory technology. In September 2019, the name of this subsidiary was changed from KCA Technologies, LLC. to Siebert Technologies, LLC. Siebert also offers prime brokerage services through its fifth wholly-owned subsidiary, Weeden Prime Services, LLC (“Weeden Prime”), a Delaware limited liability company and a broker-dealer registered with the SEC. For purposes of this Annual Report on Form 10-K, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PWC, STCH, and Weeden Prime collectively, unless the context otherwise requires.

The Company is headquartered in New York, NY, with primary operations in New Jersey and California. The Company has 18 offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebertnet.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock (“Common Stock”), par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry. All of the Company's revenues for the years ended December 31, 2019 and 2018 were derived from its operations in the U.S.

As a result of its recent acquisitions, the Company re-evaluated its reportable segments and concluded that as of December 31, 2019, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

Acquisitions in 2019

Weeden Prime Services, LLC

As previously disclosed in a Current Report on Form 8-K filed on December 4, 2019, the Company completed the acquisition of 100% of the member interests in Weeden Prime. Effective December 1, 2019, Weeden Prime became a wholly-owned subsidiary of the Company and the operating results for the 31-day period ending December 31, 2019 were included in the Company’s statement of income.

StockCross Financial Services, Inc.

As previously disclosed in a Current Report on Form 8-K filed on January 25, 2019, the Company purchased approximately 15% of the outstanding shares of StockCross Financial Services, Inc. (“StockCross”), a clearing broker dealer. Subsequently, as previously disclosed in a Current Report on Form 8-K filed on January 7, 2020, the Company acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of Common Stock. Effective January 1, 2020, StockCross was merged with and into MSCO and as of January 1, 2020, all clearing services provided by StockCross are now performed by MSCO. See “Note 20 – Subsequent Events” for additional detail on the transaction with StockCross.

Acquisitions in 2018

Siebert Technologies, LLC.

On August 21, 2018, the Company acquired all of the issued and outstanding membership interests of STCH from Kennedy Cabot Acquisition LLC, (“KCA”), one of the Company’s affiliates through common ownership, for approximately $690,000. This transaction was accounted for as an asset acquisition. STCH is a technology company initially tasked with developing a Robo-Advisor platform for SNXT. The Robo-Advisor provides clients with an automated wealth management solution intended to maximize portfolio returns based on the client’s specific risk tolerance.

Siebert 2019 Form-10K 34

Park Wilshire Companies, Inc.

In March 2018, the Company acquired all of the issued and outstanding shares of PWC, an insurance agency, from three related parties for approximately $110,000.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company makes significant estimates that affect the reported amounts of assets, liabilities, revenue, and expenses. The estimates relate primarily to revenue and expenses in the normal course of business as to which the Company receives no confirmations, invoices, or other documentation at the time the books are closed. The Company uses its best judgment, based on knowledge of these revenue transactions and expenses incurred, to estimate the amount of such revenue and expenses. The Company is not aware of any material differences between the estimates used in closing the Company’s books for the last five years and the actual amounts of revenue and expenses incurred when the Company subsequently receives the actual confirmations, invoices, or other documentation. Estimates are used in intangible asset valuations and useful lives, depreciation, income taxes, and the contingent liabilities related to legal and healthcare expenses. The Company also estimates the valuation allowance for its deferred tax assets based on the more likely than not criteria. The Company believes that its estimates are reasonable.

Cash and Cash Equivalents

Cash and cash equivalents are all cash balances that are unrestricted. The Company has defined cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business. As of December 31, 2019 and 2018, the Company did not hold any cash equivalents.

Cash Segregated Under Federal Regulations

As of December 31, 2019, cash of $110,000 has been segregated in a special reserve bank account for the benefit of customers.

Non-Cash Investing and Financing Activities

The Company entered into a promissory note of $3 million with Gloria E. Gebbia to finance part of the acquisition of Weeden Prime. This was a non-cash item for the Company for the year ended December 31, 2019 as the $3 million was paid directly from Gloria E. Gebbia to Weeden Prime. See “Note 11 – Note Payable - Related Party” for additional detail.

Concentrations of Credit Risk

The Company is engaged in various trading and brokerage activities whose contra-parties include broker-dealers, banks and other financial institutions.

In the event contra-parties do not fulfill their obligations, the Company may sustain a loss if the market value of the instrument is different from the contract value of the transaction. The risk of default primarily depends upon the credit worthiness of the contra-parties involved in the transactions. It is the Company’s policy to review, as necessary, the credit standing of each contra-party with which it conducts business. The Company has experienced no material historical losses in relation to its contra-parties.

Siebert 2019 Form-10K 35

As of December 31, 2019, the Company maintains its cash balances at two financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. The Company is subject to credit risk to the extent that the financial institution with which it conducts business is unable to fulfill its contractual obligations and deposits exceed FDIC limits.

Receivables from Clearing Broker Dealers

Retail customer transactions for the years ended December 31, 2019 and 2018, cleared, on a fully disclosed basis, through two clearing broker dealers, StockCross and NFS, the former of which is an affiliate. The Company operates on a month to month basis with the clearing broker dealers and their fees are offset against the Company's revenues on a monthly basis. Receivables from clearing broker dealers include amounts receivable as well as cash on deposit. As of the years ended December 31, 2019 and 2018, cash clearing deposits with StockCross and NFS were $75,000 and $50,000, respectively, which are included in the line item titled “Receivables from clearing broker dealers” on the statements of financial condition.

Institutional customer transactions for the year ended December 31, 2019 cleared, on a fully disclosed basis, through two clearing broker dealers, The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Pershing LLC (“Pershing”). Amounts due to the clearing broker dealers are offset against amounts due from clearing broker dealers. Receivables from clearing broker dealers are subject to clearance agreements and include the net receivable from monthly revenues as well as cash on deposit. As of the years ended December 31, 2019 and 2018, cash clearing deposits with Goldman Sachs and Pershing were approximately $2 million and $1.1 million, respectively, which are included in the line item titled “Receivables from clearing broker dealers” on the statements of financial condition.

The Company evaluates receivables from clearing broker dealers and other receivables for collectability noting no amount was considered uncollectable as of the years ended December 31, 2019 and 2018. No valuation allowance is recognized for these receivables as the Company does not have a history of losses from these receivables and does not anticipate losses in the future. The accounting policies for the revenue related to these receivables are detailed further in the significant accounting policy for revenue recognition.

Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally not exceeding four years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term unless the lease transfers ownership of the underlying asset to the lessee, or the lessee is reasonably certain to exercise an option to purchase the underlying asset, in which case the lessee will amortize over the estimated useful life of the leasehold improvements.

Software, Net

The Company capitalizes certain costs for software, such as the Robo-Advisor, software license arrangements with a contract term of greater than 1 year, as well as other software, and amortizes the assets over the estimated useful life of the software or contract term, generally not exceeding 3 years. The Company accounts for software license arrangements with a contract term of 1 year as prepaid assets and amortizes them over the contract term. Other software costs such as routine maintenance and various data services to provide market information to customers are expensed as incurred.

The Company acquired the Robo-Advisor from STCH in August 2018. The Robo-Advisor has an estimated useful life of 3 years and the Company started to amortize it on January 1, 2019.

Equity Method Investments

Investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are included in the equity method investment in related party asset in the statement of financial condition. Under this method of accounting, the Company’s share of the net earnings or losses of the investee is presented before the income before provision (benefit) for (from) income taxes on the statement of income.

The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Siebert 2019 Form-10K 36

Intangible Assets, Net

Certain identifiable intangible assets the Company acquires such as customer relationships and trade names are amortized over their estimated useful lives on a straight-line basis. Amortization expense associated with such intangible assets is included in the “Depreciation and amortization” expense on the statement of income.

The Company evaluates intangible assets for impairment on an annual basis or when events or changes indicate the carrying value may not be recoverable. The Company also evaluates the remaining useful lives of intangible assets on an annual basis or when events or changes warrants the remaining period of amortization to be revised. The Company currently does not have any intangible assets with indefinite lives other than goodwill.

Goodwill

Goodwill is recognized as a result of business combinations and represents the excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets. The Company evaluates goodwill for impairment on an annual basis or when events or changes indicate the carrying value may not be recoverable. The Company has the option of performing a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its equity is less than the carrying value. If it is more likely than not that the fair value exceeds the carrying value, then no further testing is necessary; otherwise, the Company must perform a two-step quantitative assessment of goodwill. The Company may elect to bypass the qualitative assessment and proceed directly to performing a two-step quantitative assessment.

For the year ended December 31, 2019, the Company concluded there have been no impairments to the carrying value of the Company's goodwill during the periods presented.

Revenue Recognition and Other Income

On January 1, 2018, the Company adopted the new revenue recognition standard ASC 606, Revenue from Contracts with Customers, on the modified retrospective method (i.e., cumulative method). The Company has elected the modified retrospective method which did not result in a cumulative-effect adjustment at the date of adoption. The implementation of this new standard had no material impact on the Company's consolidated financial statements for the years ended December 31, 2019 and 2018.

Revenue from contracts with customers includes commissions and fees, principal transactions, and advisory fees. The recognition and measurement of revenue is based on the assessment of individual contract terms. Significant judgment is required to determine whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events. For the years ended December 31, 2019 and 2018, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities.

As of December 31, 2019, the acquisition of new entities did not impact the Company’s existing revenue streams as the acquired entities have consistent application of the revenue recognition guidance.

Advertising Costs

Advertising costs are expensed as incurred and were $2,000 and $45,000 for the years ended December 31, 2019 and 2018, respectively.

Income Taxes

The results of operations are included in the consolidated federal and state income tax return of the Company as well as the consolidated or standalone state and local income tax returns of the Company and/or its subsidiaries. The amount of current and deferred taxes payable or refundable is recognized as of the date of the consolidated financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the consolidated financial statements for the changes in deferred tax liabilities or assets between years.

The Company records accruals for uncertain tax positions when the Company believes that it is not more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company adjusts these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The Company had no uncertain tax positions as of December 31, 2019 and 2018. Income taxes receivable as of December 31, 2019, and 2018, were $141,000 and $79,000, respectively, which are included in the line item titled “Prepaid expenses and other assets” on the statement of financial condition.

Siebert 2019 Form-10K 37

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversal of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. To the extent the Company determines that realization of deferred tax assets is not more likely than not, the Company records a valuation allowance for the deferred tax assets. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. Such an occurrence could materially impact the Company’s consolidated financial statements.

Capital Stock

The authorized capital stock of the Company consists of a single class of common stock.

Per Share Data

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding, all dilutive securities, which consist of options. The Company has no dilutive securities as of December 31, 2019 and 2018.

Accounting for Acquisitions

ASC 805 is used for accounting in business acquisitions. ASC 805 requires that goodwill be recognized separately from assets acquired and liabilities assumed at their acquisition date fair values. Goodwill, as of the date of acquisition, is determined as the excess of the consideration transferred net of the acquisition date fair values of assets acquired and liabilities assumed. Fair value estimates at acquisition date may be assessed internally or externally using third parties. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated acquisition date fair values to assets and liabilities. These fair value estimations are subjective and require careful consideration and sound judgment. Management reviews the third-party reports for fairness of the assigned values.

Recently Issued Accounting Pronouncements

ASU 2018-15 – In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement that is hosted by the vendor as they would for an arrangement that has a software license. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard can be adopted prospectively or retrospectively. The Company is currently evaluating the expected impact of this new standard; however, the Company believes there will be no material impact to its consolidated financial statements.

ASU 2017-04 – In January 2017, the FASB amended the guidance to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The amended guidance requires the Company to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax-deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. The Company will still have the option to perform a qualitative assessment to conclude whether it is more likely than not that the carrying amount of the Company exceeds its fair value. The guidance will be effective for interim and annual periods beginning January 1, 2020, and must be applied prospectively. Early adoption is permitted. The Company is currently evaluating the expected impact of this new standard; however, the Company believes there will be no material impact to its consolidated financial statements.

Siebert 2019 Form-10K 38

Recently Adopted Accounting Pronouncements

ASU 2016-02 – In February 2016, the FASB established ASC 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to recognize a lease right-of-use asset and lease liability on the statement of financial condition for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the consolidated financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. As of December 31, 2019, the Company recognized lease right-of-use assets of approximately $2.8 million and corresponding lease liabilities of approximately $3.1 million.

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

3. Acquisitions

Weeden Prime

Weeden Prime is a Delaware limited liability company originally organized as a corporation under the laws of the State of Florida in 2007. Weeden Prime is a registered broker-dealer with the SEC and Commodity Futures Trading Commission ("CFTC"), and is a member of the Financial Industry Regulatory Authority, Inc. ("FINRA"), National Futures Association ("NFA"), and Securities Investor Protection Corporation ("SIPC"). Weeden Prime’s operations consist primarily of trade execution and risk management services for customers and is an introducing broker for the transactions of institutional customers.

Overview of Acquisition

Prior to being acquired by the Company, Weeden Prime was comprised of two members, Weeden Investors L.P. (“WILP”), a Delaware limited partnership, and Weeden Securities Corporation (“WSC”), a Delaware corporation, and was managed by a Board of Managers. Weeden Prime has maintained all of its registrations and licenses with the SEC, CFTC, FINRA, NFA, and SIPC as well as its agreements with some of its clearing broker dealers that were in place before its acquisition by the Company.

Effective December 1, 2019, the Company purchased 100% of the member interests of Weeden Prime from WILP and WSC pursuant to an Equity Interests Purchase Agreement and Weeden Prime became a wholly-owned subsidiary of the Company. The purchase price was approximately $7.1 million paid in cash, for which the Company borrowed $3 million in a promissory note payable to Gloria E. Gebbia. The operating results for the 31-day period ending December 31, 2019 were included in the Company’s statement of income for the year ended December 31, 2019.

Weeden Prime will provide a new customer base of institutional clients and several strategic clearing relationships for the Company. In addition, there are cross-selling opportunities for the institutional and retail clients, including partnering with institutional clients to generate new product offerings for the retail clients. Weeden Prime will bring economies of scale in terms of operational and administrative functions as well as a skilled management team within the institutional space to the Company.

Accounting for Acquisition

The merger will be accounted for under the acquisition method of accounting for business combinations pursuant to ASC 805 - Business Combinations. ASC 805, requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the proposed acquisition date. ASC 820 - Fair Value Measurements, which establishes a framework for measuring fair values, defines fair value as ‘‘the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.’’

Allocation of Purchase Price

The Company was required to allocate the Weeden Prime purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of November 30, 2019. The excess of the purchase price over those fair values is recorded as goodwill. As of December 31, 2019, the Company completed its allocation of the Weeden Prime purchase price.

Siebert 2019 Form-10K 39

In determining the fair value of assets acquired and liabilities assumed, the Company primarily used discounted cash flow analyses and market approaches. Inputs to the discounted cash flow analyses and other aspects of the allocation of purchase price require judgment. The more significant inputs used in the discounted cash flow analyses and other areas of judgment include assumptions such as future revenue growth or attrition rates, projected margins, discount rates used to present value future cash flows, the amount of synergies expected from the acquisition, and the economic useful life of assets.

In accordance with ASC 805, the Company was required to finalize the fair value of net assets of the business combination on the acquisition date. The excess of the fair value purchase price on the date of acquisition was recorded as goodwill. Adjustments were made for tax considerations.

The following table summarizes the Company’s allocation of the purchase price as of the date of acquisition:

Purchase Price Allocation	Estimated Fair Value
Cash and cash equivalents	$301,000
Cash segregated under federal regulations	152,000
Receivables from clearing broker dealers	4,616,000
Furniture, equipment and leasehold improvements, net	41,000
Software, net	51,000
Intangible assets, net	1,057,000
Lease right-of-use assets	214,000
Other assets	271,000
Total Assets acquired	6,703,000

Accounts payable and accrued liabilities	1,353,000
Lease liabilities	214,000
Total Liabilities acquired	1,567,000

Net Assets acquired	5,136,000
Goodwill	1,989,000
Purchase price	$7,125,000

The transaction resulted in $1,989,000 of goodwill which consisted of Weeden Prime providing a new customer base of institutional clients, several strategic clearing relationships, as well as substantial cross-selling opportunities for the institutional and retail clients. The addition of Weeden Prime will bring economies of scale in terms of operational and administrative functions as well as a skilled management team within the institutional space to Siebert. All of the goodwill is expected to be deductible for tax purposes.

Financial Results from Weeden Prime

The following table summarizes the revenue and net income from continuing operations of Weeden Prime included in the Company’s statement of income for the year ending December 31, 2019 since the date of acquisition (for the 31-day period ending December 31, 2019):

Weeden Prime
Revenue	$968,000
Net income from continuing operations	$203,000

Siebert 2019 Form-10K 40

Pro Forma Statements

The following pro forma summary presents consolidated statements of income of the Company as if the acquisition of Weeden Prime had occurred on January 1, 2018, inclusive of pro forma adjustments (unaudited):

	Year Ended December 31,
	2019	2018
Revenue	$39,746,000	$42,987,000
Net income	$2,485,000	$11,102,000

These pro forma results include adjustments made for the consolidation of both entities. These pro forma results align Weeden Prime’s presentation to the Company’s accounting policy in relation to reporting interest revenue net of interest expense and to recalculate Weeden Prime’s depreciation and amortization using the Company’s assumptions for estimated useful lives. These adjustments also take into consideration the amortization of the intangible assets acquired in the transaction as well as the tax effect of pro forma adjustments using an estimated combined statutory rate of 28.0%.

Additionally, these pro forma results reflect the method of payment of the purchase price of approximately $7.1 million via cash and the promissory note, the acquisition of intangible assets and goodwill, as well as the elimination of Weeden Prime’s equity upon consummation of the acquisition.

The Company notes that pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

4. Receivables from and Payable to Clearing Broker Dealers and Related Parties

Amounts receivable from / payable to clearing brokers dealers, related parties and other organizations consisted of the following as of the periods indicated:

	As of December 31,
	2019	2018
Receivable from clearing broker dealers
NFS	$1,328,000	$1,664,000
StockCross	883,000	310,000
Goldman Sachs	2,841,000	—
Pershing Capital	1,192,000	—
Other receivables	9,000	56,000
Total Receivable from clearing broker dealers	$6,253,000	2,030,000

Receivable from related party
StockCross	$1,000,000	$1,000,000
Total Receivable from related party	$1,000,000	$1,000,000

Due to clearing broker dealers and related parties
NFS	$—	$58,000
StockCross	7,000	46,000
MSCO	—	29,000
Total Due to clearing broker dealers and related parties	$7,000	$133,000

5. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements consisted of the following as of the periods indicated:

	As of December 31,
	2019	2018
Leasehold improvements	$1,389,000	$545,000
Equipment	170,000	52,000
Furniture and fixtures	134,000	—
Total Furniture, equipment, and leasehold improvements	1,693,000	597,000
Less accumulated depreciation and amortization	(562,000)	(129,000)
Total Furniture, equipment, and leasehold improvements, net	$1,131,000	$468,000

Siebert 2019 Form-10K 41

6. Software, Net

Software consisted of the following as of the periods indicated:

	As of December 31,
	2019	2018
Robo-Advisor	$763,000	$763,000
Other Software	1,771,000	459,000
Total Software	2,534,000	1,222,000
Less accumulated amortization – Robo-Advisor	(254,000)	—
Less accumulated amortization – Other software	(392,000)	(85,000)
Total Software, net	$1,888,000	$1,137,000

The Company generally recognizes software initially at cost and amortizes it over the estimated useful life of 3 years. In line with the Company’s policy, the basis for determining the amount capitalized for the Robo-Advisor software was determined based on the price paid to acquire STCH. As of December 31, 2019, the Company estimates future amortization of software assets of $852,000, $747,000, $269,000, and $20,000 in the years ended December 31, 2020, 2021, 2022, and 2023, respectively.

7. Equity Method Investments

In January 2019, the Company purchased approximately 15% of StockCross’ outstanding shares. The Company purchased 922,875 shares of StockCross at a per share price of approximately $3.97, which was representative of the fair value as of the transaction date. The Company’s ownership in StockCross is accounted for under the equity method of accounting.

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

Under the equity method, the Company recognizes its share of StockCross’ loss in the loss from equity method investment in related party line item on the statement of income. The Company has elected to classify distributions received from equity method investees using the cumulative earnings approach. For the year ended December 31, 2019, the loss recognized from the Company’s investment in StockCross was $66,000. This investment is reported in the equity method investment in related party asset in the statement of financial condition. In September 2019, StockCross made a $1.6 million cash distribution to its shareholders, of which the Company received $241,000, which reduced the carrying amount of the investment in StockCross. As of December 31, 2019, the carrying amount of the investment in StockCross was approximately $3,360,000.

The Company evaluates its equity method investments for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment. As of December 31, 2019, the fair value of the investment in StockCross is not estimated because there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and thus, no impairment was recorded.

Below is a table showing the summary from the consolidated statements of operations and the consolidated statements of financial condition for StockCross for the periods indicated (unaudited):

	Year Ended December 31,
	2019	2018
Revenue	$14,823,000	$13,340,000
Operating income / (loss)	$(508,000)	$(929,000)
Net income / (loss)	$(420,000)	$(691,000)

Siebert 2019 Form-10K 42

	As of December 31,
	2019	2018
Assets	$514,925,000	$595,091,000
Liabilities	$499,211,000	$577,528,000
Stockholder’s Equity	$15,714,000	$17,563,000

8. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU 2016-02, Leases (ASC 842) and all subsequent ASUs that modified ASC 842. For the Company, ASC 842 affected the accounting treatment for operating lease agreements in which the Company is the lessee.

As of December 31, 2019, the Company rents office space under operating leases expiring in 2020 through 2024, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the statement of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the statement of financial condition.

As of December 31, 2019, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis.

As of December 31, 2019
Assets
Lease right-of-use assets	$2,810,000
Liabilities
Lease liabilities	$3,114,000

The calculated amounts of the lease right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statement of income rather than capitalizing them as lease right-of-use assets. The Company determined a discount rate of 5.0% would approximate the Company’s cost to obtain financing given its size, growth, and risk profile.

Lease Term and Discount Rate
Weighted average remaining lease term – operating leases (in years)	3.0
Weighted average discount rate – operating leases	5.0%

The following table represents lease costs and other lease information. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are determined by the leased square footage in proportion to the overall office building.

Year Ended December 31, 2019
Operating lease cost	$905,000
Short-term lease cost	446,000
Variable lease cost	50,000
Sublease income	—
Total Rent and occupancy	$1,401,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$928,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$3,817,000

Siebert 2019 Form-10K 43

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of December 31, 2019 were as follows:

Year	Amount
2020	$1,410,000
2021	878,000
2022	513,000
2023	493,000
2024	56,000
Thereafter	—
Remaining balance of lease payments	3,350,000
Difference between undiscounted cash flows and discounted cash flows	236,000
Lease liabilities	$3,114,000

Rent and occupancy expenses were $1,401,000 and $988,000 for the years ended December 31, 2019 and 2018, respectively.

9. Goodwill and Intangible Assets, Net

Goodwill

As of December 31, 2019, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of Weeden Prime, and there was no goodwill as of December 31, 2018.  See “Note 3 – Acquisitions” for more detail on the nature of the goodwill acquired from Weeden Prime.

The Company will assess the goodwill recognized as a result of the Weeden Prime acquisition in a future period for potential impairment if there are any indicators that the fair value recorded will be not be recovered.

Intangible Assets, Net

The Company recorded intangible assets which are subject to amortization over their estimated useful lives. As part of the acquisition of Weeden Prime, the Company acquired two intangible assets, Weeden Prime’s customer relationships and Weeden Prime’s trade name. Weeden Prime is an introducing broker for the transactions of institutional customers and has maintained relationships with these customers. The Company expects to continue to benefit from the customer relationships for a foreseeable future. Weeden Prime has a respected trade name in the financial services industry for providing quality services to clients. The Company will continue to operate Weeden Prime under this trade name for a period of six months from the acquisition date. The intangible assets are deductible for tax purposes.

The following table summarizes information related to the intangible assets as of the dates indicated.

			As of December 31, 2019
	Date Acquired	Original Useful Life (Years)	Remaining Useful Life (Years)	Gross Amount	Accumulated Amort	Net Amount
Weeden Prime Customer Relationships	11/30/19	6.0 years	5.9 years	$987,000	$23,000	$964,000
Weeden Prime Trade Name	11/30/19	0.5 years	0.4 years	70,000	12,000	58,000
Total Intangible assets				$1,057,000	$35,000	$1,022,000

The amortization expense for the year ended December 31, 2019 was $35,000 and the weighted average amortization period as of December 31, 2019 was 5.6 years.

Siebert 2019 Form-10K 44

The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for the below periods to be as follows:

Amount
2020	$223,000
2021	165,000
2022	165,000
2023	165,000
2024	165,000
2025	139,000
Total future amortization expense	$1,022,000

10. Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a hierarchy of fair value inputs. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income, or cost approach, as specified by ASC 820, are used to measure fair value.

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

Siebert 2019 Form-10K 45

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

Securities sold, not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equity securities	$88,000	—	—	$88,000
Total Securities sold, not yet purchased, at fair value	$88,000	—	—	$88,000

11. Note Payable - Related Party

On December 2, 2019, the Company entered into an agreement with Gloria E. Gebbia, the Company’s principal shareholder, for a promissory note of $3 million to finance part of the acquisition of Weeden Prime. The term of the promissory note was one year and interest accrues at 4% per year. The interest expense incurred for the year ended December 31, 2019 was $10,000. The total interest will be payable upon maturity of the note on December 2, 2020, which is included in the line item “Interest Payable” on the statement of financial condition.

12. Revenue Recognition

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

Commissions and Fees

The Company earns commission revenue for executing trades for clients in individual equities, options, insurance products, futures, fixed income securities, as well as certain third-party mutual funds and ETFs. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, is recognized at a point in time on the trade date when the performance obligation is satisfied. The performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.

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

Siebert 2019 Form-10K 46

Interest and Other Income

The Company earns interest from generated in clients’ accounts and on the Company’s bank balances and is recorded as earned. The Company earns miscellaneous income from various sources which is also recorded as earned.

The following table presents the major revenue categories and when each category is recognized:

	Year Ended December 31,
Revenue Category	2019	2018	Timing of Recognition

Trading Execution and Clearing Services
Commissions and fees	$8,302,000	$9,504,000	Recorded on trade date
Principal transactions	8,061,000	9,020,000	Recorded on trade date
Advisory fees	801,000	478,000	Recorded as earned
Total Trading Execution and Clearing Services	17,164,000	19,002,000

Other Income
Margin interest, marketing and distribution fees
Margin interest	8,134,000	7,663,000	Recorded as earned
12b1 fees	2,987,000	3,265,000	Recorded as earned
Total Margin interest, marketing and distribution fees	11,121,000	10,928,000

Interest and other income	308,000	106,000	Recorded as earned

Total Other Income	11,429,000	11,034,000

Total Revenue	$28,593,000	$30,036,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions, Advisory fees	Provide security trading services to customer and act as agent
Margin interest, marketing and distribution fees, Interest and other income	n/a

Disaggregation of Revenue

The following table presents a breakdown of the Company’s revenue between the amounts attributed to the retail customer accounts that were originally part of Siebert (“Legacy Siebert”) vs. the retail customer accounts the Company acquired from StockCross as part of the transaction that closed in December 2017 (“StockCross Retail Assets”):

Siebert 2019 Form-10K 47

	Year Ended December 31,
	2019	2018
Revenue from Margin interest, marketing and distribution fees
Margin interest, marketing and distribution fees – Legacy Siebert	$9,723,000	$9,674,000
Margin interest, marketing and distribution fees – StockCross Retail Assets	1,398,000	1,254,000
Total Revenue from Margin interest, marketing and distribution fees	$11,121,000	$10,928,000

Revenue from Principal transactions
Principal transactions – Legacy Siebert	$2,154,000	$1,894,000
Principal transactions – StockCross Retail Assets	5,907,000	7,126,000
Total Revenue from Principal transactions	$8,061,000	$9,020,000

Revenue from Commissions and fees
Commissions and fees – Legacy Siebert	$7,037,000	$7,792,000
Commissions and fees – StockCross Retail Assets	1,265,000	1,712,000
Total Revenue from Commissions and fees	$8,302,000	$9,504,000

Additional Revenue:
Advisory fees – Legacy Siebert	801,000	478,000
Interest – Legacy Siebert	308,000	106,000
Total Revenue	$28,593,000	$30,036,000

Soft Dollar Arrangement

As a result of the acquisition of Weeden Prime, the Company has soft dollar and commission sharing arrangements with customers that fall both within, and outside of, the safe harbor provisions of Rule 28(e) of the Securities Exchange Act of 1934 ("Rule 28(e)"), as amended. These soft dollar arrangements were determined to be a separate performance obligation that should be allocated a portion of the transaction price.

Under these arrangements, the Company charges additional dollars on customer trades and uses these fees to pay third parties for research, brokerage services, market data, and related expenses (“research services”) on behalf of clients. The Company is an agent in this arrangement, as it does not control the research services before they are transferred to the customer. As such, the revenue from these agreements are recognized net of cost in the statement of income on the line item titled “Commissions and fees.” For every other revenue transaction, the Company is the principal and there are no agents involved in providing the services; therefore, the revenue is recognized gross.

The Company paid client expenses approximately $48,000 for December 2019 and had an outstanding receivable and payable of approximately $31,000 and $158,000, respectively, as of December 31, 2019. The receivable and payable are within the line items titled “Other receivables” and “Accounts payable and accrued liabilities,” respectively, on the statement of financial condition.

As of December 31, 2019, no allowance for uncollectible commissions was necessary as management believes all commissions receivable and prepaid research services expenses will be realized.

13. Referral Fees

Upon the acquisition of Weeden Prime, the Company has agreements with various third parties to share commissions and pay fees as defined in the respective agreements. These expenses totaled approximately $86,000 for the year ended December 31, 2019, which are presented in the line item titled “Referral fees” in the statement of income.

14. Income Taxes

Provision (benefit) for (from) income taxes consists of the following:

Current income tax expense, which represents the amount of federal tax and state and local tax currently payable, including interest and penalties and amounts accrued for unrecognized tax benefits, if any, and;

Siebert 2019 Form-10K 48

Deferred income tax expense (benefit), which represents the net change in the deferred tax assets balance during the year, including any change in the valuation allowance for the deferred tax assets, if any. For the year ended December 31, 2019, there was no change in the valuation allowance for the deferred tax assets. For the year ended December 31, 2018, based on the more likely than not criteria, the Company reversed 100% of the valuation allowance on the deferred tax assets.

The following table presents the components of provision (benefit) for (from) income taxes for the periods indicated:

	Year Ending December 31,
	2019	2018
Current income tax expense
Federal	$271,000	$948,000
State and local	252,000	26,000
Total Current income tax expense	523,000	974,000

Deferred income tax expense (benefit)
Federal	$312,000	$(3,248,000)
State and local	283,000	(2,328,000)
Total Deferred income tax expense (benefit)	595,000	(5,576,000)

Total Provision (benefit) for (from) income taxes	$1,118,000	$(4,602,000)

Effective Income Tax Rate Reconciliation

A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate applicable to income before provision for income taxes is as follows for the periods indicated:

	Year Ending December 31,
	2019	2018
Federal statutory income tax rate	21.0%	21.0%
Net effect of
Non-deductible expenses	0.2%	0.2%
Depreciation	—	(0.9%)
Tax amortization of intangible assets	(1.2%)	(3.8%)
Other temporary differences	—	(1.3%)
Net operating loss	—	(2.6%)
Increase due to state and local taxes, net of U.S. federal income tax effects	4.0%	0.6%
Lease liabilities	(0.3%)	—
Total Current effective income tax rate	23.7%	13.2%
Reversal of deferred tax assets valuation allowance	—	(75.8%)
Total Effective income tax rate	23.7%	(62.6%)

Tax Cuts and Jobs Act

The statutory federal income tax rate in effect of 21% per the Tax Cuts and Jobs Act as of January 1, 2018 was utilized to calculate the income tax provision for the years ended December 31, 2019 and 2018 as well as the deferred tax assets as of December 31, 2019 and 2018. As such, the change in federal income tax rates affected the valuation of the gross deferred tax assets.

Net Operating Losses

The Company’s pre-tax federal and state and local NOLs for tax purposes as of December 31, 2019 were approximately $15.2 million and $23.6 million, respectively, which expire by 2036. The Company’s pre-tax federal and state and local NOLs for tax purposes as of December 31, 2018 were approximately $16.1 million and $27.1 million, respectively. The federal NOL carryforwards have been reduced by the impact of annual limitations of approximately $895,000 per year as described in the Internal Revenue Code Section 382 that arose as a result of an ownership change. Deferred tax assets are reported net of NOLs that have expired or are not expected to be utilized in the future.

Siebert 2019 Form-10K 49

Income Tax Examinations

The Company is subject to federal, state, and local tax examinations for a period typically between three and four years. The Company is currently under tax examination by the State of New York for tax years 2012 through 2014. As of December 31, 2019, the State of New York has not proposed any adjustment to the Company’s tax position. Except for the examination described above, the Company is not under any other tax examinations.

Unrecognized Tax Benefits

The Company applied the “more-likely-than not” recognition threshold to all tax positions taken or expected to be taken in a tax return which resulted in no unrecognized tax benefits reflected in the consolidated financial statements as of December 31, 2019 and 2018. The Company classifies interest and penalties that would accrue according to the provisions of relevant tax law as income taxes.

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

The Company’s framework for assessing the recoverability of the deferred tax assets requires a determination of whether or not there is sufficient taxable income of appropriate character within the carryback, carryforward period available under tax law. The Company considers of all available evidence, including:

•	Taxable income in carryback years if carryback is permitted
•	Future reversals of existing taxable temporary differences
•	Projected future taxable income exclusive of reversing temporary difference

In assessing projected future taxable income, the Company considers all evidence, including:

•	The nature, frequency, and amount of cumulative financial reporting income and losses in recent years
•	The sustainability of recent operating profitability of the Company
•	The predictability of future operating profitability of the character necessary to realize the net deferred tax assets
•	The carryforward period for the NOLs, including the effect of reversing taxable temporary differences
•	Prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets

In performing the assessment of the recoverability of the deferred tax assets under this framework, the Company also considers tax laws governing the utilization of the NOL in each applicable jurisdiction.

For the year ended December 31, 2018, the Company achieved key financial milestones such as having three years of cumulative taxable income and generating four consecutive quarters of pre-tax profitability generally greater than $1 million which led to a re-evaluation of the deferred tax assets. As of December 31, 2018, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not that deferred taxes of $5,576,000 were realizable, and therefore, a valuation allowance was not necessary for the deferred tax assets.

As of December 31, 2019, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not that its deferred tax assets were fully realizable, and therefore, a valuation allowance was not necessary.

Siebert 2019 Form-10K 50

Below is a breakout of the deferred tax assets, net of valuation allowance as of the periods indicated.

	As of December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$5,322,000	$5,811,000
Total Deferred tax assets	5,322,000	5,811,000

Deferred tax liabilities
Furniture, equipment and leasehold improvements	$(430,000)	$(193,000)
Lease liabilities	89,000	—
Contribution carryover	—	—
Intangible assets	—	—
Other reconciling items	—	(42,000)
Total Deferred tax liabilities	(341,000)	(235,000)

Total Deferred tax assets	$4,981,000	$5,576,000

Weeden Prime

Prior to its acquisition by the Company effective December 1, 2019, Weeden Prime was a multi-member limited liability company, filed a U.S. Partnership return, and was not subject to Federal or state taxes. The Internal Revenue Code ("IRC") provides that any income or loss, for either a single member or multi-member limited liability company, is passed through to the members for Federal and state income tax purposes. Weeden Prime was subject to the New York City Unincorporated Business Tax ("UBT").

Effective upon the acquisition of Weeden Prime by the Company, Weeden Prime became aligned with the Company’s tax structure and was obligated to pay the Company for income taxes owed. The results of Weeden Prime’s operations for the 31-day period ending December 31, 2019 are included in the consolidated federal income tax return of the Company and the state and local income tax return of the Company, as appropriate. Federal income taxes are calculated as if the companies filed on a separate return basis, and the amount of current tax or benefit calculated is either remitted to or received from Company. The amount of current and deferred taxes payable or refundable is recognized as of the date of the consolidated financial statements, utilizing currently enacted tax laws and rates.

During the 31-day period ending December 31, 2019, income before income taxes was $285,000 for Weeden Prime. As such, there was $82,000 of income tax expense, of which $57,000 was federal income tax and $25,000 was state and local income tax. The income tax amount was recorded by the Company as an income tax expense and corresponding liability of income taxes payable within the statement of income and statement of financial condition, respectively.

Prior to the acquisition of Weeden Prime by the Company, Weeden Prime had net operating loss carryforwards which expired starting in 2033, and had a full valuation allowance on its deferred tax assets. As of December 31, 2019, due to the change of ownership, management determined that all prior NOLs will not be recovered by Weeden Prime after its acquisition by the Company.

15. Capital Requirements

MSCO is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. MSCO has elected to use the alternative method permitted by the Uniform Net Capital Rule which requires that MSCO maintain minimum net capital, as defined, equal to the greater of $250,000, or 2% of aggregate debit balances arising from customer transactions, as defined. The Uniform Net Capital also provides that equity capital may not be withdrawn, or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of December 31, 2019, MSCO had net capital of approximately $4.4 million, which was $4.2 million in excess of required net capital of $250,000. As of December 31, 2018, MSCO had net capital of approximately $8.9 million, which was $8.7 million in excess of required net capital of $250,000.

MSCO claims exemption from the reserve requirements under SEC’s Rule 15c 3-3 pursuant to paragraph (k)(2)(ii) as it clears its customer transactions through one unaffiliated and one affiliated clearing firm on a fully disclosed basis.

Weeden Prime, as a member of FINRA, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. Weeden Prime is also subject to the CFTC's minimum financial requirements which require that the Company maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1. As of December 31, 2019, the Company's net capital was approximately $3.9 million which was $3.7 million in excess of its minimum requirement of $250,000 under 15c3-1.

Siebert 2019 Form-10K 51

The Company’s cash and cash equivalents are unrestricted and are used to fund working capital needs. The Company’s total assets as of December 31, 2019 were approximately $28.5 million, of which $3.1 million, or approximately 11%, was highly liquid. The Company’s total assets as of December 31, 2018 were approximately $18.2 million, of which $7.2 million, or approximately 40%, was highly liquid.

16. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

Customer transactions are cleared through a variety of clearing broker dealers on a fully disclosed basis, one of which is an affiliate. In the event that customers are unable to fulfill their contractual obligations, the clearing broker dealer may charge the Company for any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customers' obligations. The Company regularly monitors the activity in its customer accounts for compliance with its margin requirements. Securities transactions entered into as of December 31, 2019 have settled subsequent thereto with no material adverse effect on the Company's consolidated financial statements.

Credit risk represents the potential loss that would occur if counterparties fail to perform pursuant to the terms of their obligations. The Company is subject to credit risk to the extent a custodian or broker with whom it conducts business is unable to fulfill contractual obligations.  There were no material losses for unsettled customer transactions for the years ended December 31, 2019 and 2018 and the Company does not have a history of losses from receivables from clearing broker dealers and does not anticipate losses in the future.

17. Commitments, Contingencies and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. As of December 31, 2019, in the opinion of the Company, all such matters are without merit, or involve amounts which would not have a significant effect on the consolidated financial statements of the Company.

General Contingencies

In the normal course of its business, the Company indemnifies and guarantees certain service providers against specified potential losses in connection with their acting as an agent of, or providing services to, the Company. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The Company may also provide standard indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

The Company is self-insured with respect to employee health claims. The Company maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $50,000 per employee. The estimated liability for self-insurance claims is initially recorded in the year in which the event of loss occurs, and may be subsequently adjusted based upon new information and cost estimates. Reserves for losses represent estimates of reported losses and estimates of incurred but not reported losses based on past and current experience. Actual claims paid and settled may differ, perhaps significantly, from the provision for losses. This adds uncertainty to the estimated reserves for losses. Accordingly, it is at least possible that the ultimate settlement of losses may vary significantly from the amounts included in the consolidated financial statements.

As part of this plan, the Company recognized expenses totaling $867,000 and $935,000 for the years ended December 31, 2019 and 2018, respectively. The Company had an accrual of $47,000 as of December 31, 2019, which represents the historical estimate of future claims to be recognized for claims incurred prior to December 31, 2019.

Siebert 2019 Form-10K 52

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

18. Employee Benefit Plans

The Company through its affiliate, KCA, sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. No contributions were made by the Company during the years ended December 31, 2019 and 2018.

19. Related Party Disclosures

StockCross

StockCross and the Company are under common ownership and StockCross, prior to January 1,2020, served as one of the clearing broker dealers for the Company. The StockCross clearing agreement with the Company provided that StockCross passed through all revenue and charged the Company for related clearing expenses. Outside of the clearing agreement, the Company had an expense sharing agreement with StockCross for its Beverly Hills and Jersey City offices, and StockCross paid some vendors for miscellaneous expenses which it passed through to the Company.

As of December 31, 2019, the Company had receivables from StockCross totaling approximately $2.0 million, consisting of financing for inventory positions, the net monthly clearing fees StockCross owes the Company, and a clearing deposit. As of December 31, 2019, the Company had a payable to StockCross totaling $7,000. As of December 31, 2018, the Company had receivables from StockCross totaling approximately $1.3 million consisting of financing for inventory positions, the net monthly clearing fees StockCross owes MSCO, and a clearing deposit.

In January 2019, the Company purchased approximately 15% of StockCross’ outstanding shares. Effective January 1, 2020, the Company acquired the remaining 85% of StockCross in exchange for 3,298,774 shares of the Company’s Common Stock and StockCross was merged with and into MSCO. For the year ended December 31, 2019, the loss recognized from the Company’s 15% investment in StockCross was $66,000.

Kennedy Cabot Acquisition, LLC

KCA is an affiliate of the Company and StockCross and is under common ownership with the Company. To gain efficiencies and economies of scale with billing and administrative functions, KCA serves as a paymaster for the Company and StockCross for payroll and related functions, the entirety of which KCA passes through to the Company and StockCross proportionally. In August 2018, the Company acquired all of the issued and outstanding membership interests of SNXT from KCA for approximately $690,000. In addition, KCA has purchased the naming rights of the Company for the Company to use.

Park Wilshire Companies, Inc.

PWC brokers the insurance policies for related parties. Revenue for PWC from related parties was $69,000 and $28,000 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had a receivable from PWC totaling approximately $11,000. In March 2018, the Company acquired all of the issued and outstanding shares of PWC from three related parties for approximately $110,000.

Gloria E. Gebbia

On December 2, 2019, the Company entered into an agreement with Gloria E. Gebbia, the Company’s principal shareholder, for a promissory note of $3 million to finance part of the acquisition of Weeden Prime. The term of the promissory note was one year and interest accrues at 4% per year. The interest expense incurred for the year ended December 31, 2019 was $10,000. The total interest will be payable upon maturity of the note on December 2, 2020, which is included in the line item “Interest Payable” on the statement of financial condition. See “Note 11 – Note Payable - Related Party” for additional detail.

Siebert 2019 Form-10K 53

20. Subsequent Events

The Company has evaluated events that have occurred subsequent to December 31, 2019 and through March 27, 2020, the date of the filing of this report.

As previously disclosed in a Current Report on Form 8-K, filed on January 7, 2020, the Company entered into an Agreement and Plan of Merger by and between the Company, MSCO, StockCross and Michael J. Colombino, on behalf of himself and as representative of the other StockCross shareholders, pursuant to which the Company acquired, from the StockCross shareholders, all of the shares of StockCross owned by the shareholders  in exchange for a total of 3,298,774 shares of the Company’s restricted Common Stock and StockCross was merged with and into MSCO (the “Merger”). The Merger was effective on January 1, 2020. Prior to the Merger, the Company owned 15% of the issued and outstanding common stock of StockCross, and the Company and StockCross were affiliated entities through common ownership. As of January 1, 2020, all clearing services provided by StockCross are now performed by MSCO.

On January 27, 2020, the Company filed an Information Statement Pursuant to Section 14(c) of the Exchange Act to inform shareholders that holders of 71.4% of the Company’s outstanding Common Stock, acting by written consent, approved an amendment to the Company’s Restated Certificate of Incorporation, as amended (the “Amendment”) to increase the total shares of Common Stock the Company is authorized to issue to 100,000,0000 shares. The Amendment was filed with the New York Department of State on February 21, 2020.

Other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of December 31, 2019.

Siebert 2019 Form-10K 54

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) was identified during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

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

To evaluate the effectiveness of our internal control over financial reporting, we use the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, our management, including our Executive Vice President/Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal controls over financial reporting were effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B. OTHER INFORMATION

None.

Siebert 2019 Form-10K 55

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The names of our Directors and their ages, positions, and biographies are set forth below.

Gloria E. Gebbia
Age 77

Gloria E. Gebbia is the manager and owner of 49% of the issued interests of KCA. Ms. Gebbia was an owner and a director of StockCross. Additionally, Ms. Gebbia also serves as the President of Associates for Breast and Prostate Cancer Research, a non-profit organization that raises funds for the John Wayne Cancer Institute, which, under Ms. Gebbia’s leadership, has raised over $16 million for breast and prostate cancer research.

Charles A. Zabatta
Age 77

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
Age 51

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

Andrew H. Reich
Age 64

Andrew H. Reich held various executive positions in StockCross beginning in 2002 and was StockCross’ Chairman from 2015 to December 16, 2016. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company, has previously served as the CFO of Gebbia Holding Co., a holding company for Ms. Gebbia’s family through 2014, and as CFO of PWC, owned by Gloria E. Gebbia’s children, which was acquired by the Company for its cash value in March 2018. Mr. Reich has more than 20 years of experience in the financial industry, including more than fourteen years in various senior management roles at StockCross. Mr. Reich holds an M.B.A. from the University of Southern California and a B.B.A. from the Bernard Baruch College.

Jerry M. Schneider, CPA
Age 75

Jerry M. Schneider is a certified public accountant and has over 40 years of relevant accounting experience. Mr. Schneider is licensed to practice public accounting in New York and Florida and is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Schneider was the Managing Partner of Schneider & Associates LLP, a CPA firm with approximately 20 professional staff and was the driving force in that firm’s growth and development until it merged with Marks Paneth LLP in 2008. From January 2011 to December 31, 2017, Mr. Schneider was a Partner Emeritus and Senior Consultant at Marks Paneth LLP. Mr. Schneider is also a member of the Board of Directors of Prometheum, Inc., a development stage blockchain based digital security platform. In 2018, Mr. Schneider was appointed to the Board of Directors and the Audit Committee of Fiduciary Trust International South (a subsidiary of Fiduciary Trust International, which is owned by Franklin Templeton). In December 2019, Mr. Schneider was elected to be the chairman of the Audit Committee and was appointed to the Board of Directors of the Trust Committee of Fiduciary Trust International South. Mr. Schneider’s practice was concentrated in the areas of business planning, high net worth individuals, manufacturing, retailing, securities broker-dealers, the hospitality industry, private educational institutions and estate planning.

Siebert 2019 Form-10K 56

Identification of Executive Officers

Name	Age	Position
Andrew H. Reich	64	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

Mr. Reich has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company and Chief Executive Officer of MSCO since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until his resignation effective as of December 16, 2016, he served as the Chairman of StockCross. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company, has previously served as the CFO of Gebbia Holding Co., a holding company for Gloria E. Gebbia’s family through 2014, and as CFO of PWC. Mr. Reich has more than 20 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds a M.B.A. from The University of Southern California and a B.B.A. from the Bernard Baruch College.

Corporate Governance

Board Meetings

The Board of Directors held four (4) regular meetings and three (3) special meetings during 2019. Each incumbent director attended at least 75% of his or her Board of Directors meetings and all of his or her committee meetings.

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

The Audit Committee held five (5) meetings during 2019.

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

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers and directors. The Compensation Committee will administer a stock option and other employee benefit plans if and when adopted. The Compensation Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with the Nasdaq Stock Market’s independence requirements. The Compensation Committee held no meetings during 2019.

Siebert 2019 Form-10K 57

The Compensation Committee will evaluate the performance of our executive officers in terms of our operating results and financial performance and will determine their compensation in connection therewith.

In accordance with general practice in the securities industry, our executive compensation includes base salaries, an annual discretionary cash bonus, and stock options and other equity incentives that are intended to align the financial interests of our executives with the returns to our shareholders. There were no material increases in compensation to our sole executive officer in 2019.

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

Nominating Committee of the Board of Directors

The Nominating Committee of the Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Nominating Committee does not function pursuant to a formal written charter and as a “Controlled Company” we are not required to comply with the Nasdaq Stock Market’s independence requirements. The Nominating Committee did not meet in 2019.

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

Annual Shareholders Meeting Attendance Policy

It is the policy of our Board of Directors that all our directors are strongly encouraged to attend each annual shareholder meeting. All of our directors attended the 2019 annual meeting of shareholders.

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

Siebert 2019 Form-10K 58

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

Based upon a review of Section 16(a) forms furnished to the Company, the Company believes that all applicable Section 16(a) filing requirements were met during the year ended December 31, 2019, except that Kennedy Cabot Acquisition, LLC and Gloria E. Gebbia each filed a Form 4 that was not timely.

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

Senior Advisors

John M. Gebbia and Richard Gebbia, sons of Gloria E. Gebbia, are registered with MSCO and will be serving as Registered Principals and associated persons of MSCO. Before the close of the acquisition of StockCross, they were are also serving as executive officers and directors of StockCross. Both Richard and John M. Gebbia have extensive experience in the securities industry and will be working with MSCO and senior management of the Company to identify cost saving opportunities and improvements of the Company’s business.

Siebert 2019 Form-10K 59

John M. Gebbia has been in the brokerage industry in various capacities since 1990. Mr. Gebbia was the President and CEO of Kennedy Cabot & Co., from 1992 to 1997 when it was acquired by Toronto Dominion Bank. Thereafter he was active with various Gebbia family businesses. Since 2007, Mr. Gebbia has been associated with StockCross, most recently as a Director and its Executive Vice President. Mr. Gebbia is the CEO of SNXT.

Richard S. Gebbia has been in the brokerage industry since 1993. Since 2002, Mr. Gebbia has been associated with StockCross in various capacities. Mr. Gebbia was the CEO and a Director of StockCross.

David J. Gebbia has been in the brokerage industry since 1993. Mr. Gebbia is currently the President of the Company’s insurance company, PWC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, during the years ended December 31, 2019 and 2018, the annual compensation paid to or earned by our current Executive Vice President, Chief Operating Officer and Chief Financial Officer (the “Named Executive Officer”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Andrew H. Reich*	2019	$200,000	—	—	—	—	—	—	$200,000
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2018	$200,000	$30,000	—	—	—	—	—	$230,000

* Represents the dollar amount recognized for financial statement reporting in accordance with ASC 718. Mr. Reich was named to the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer effective December 16, 2016.

Outstanding Equity Awards as of December 31, 2019

As of December 31, 2019, the Company had no outstanding equity awards.

Termination of Employment and Change-in-Control Arrangements

Employment Agreements

We are not a party to an employment agreement with any Named Executive Officer. All of our Named Executive Officers are employees at will.

Option Agreements

As of December 31, 2019, we had no option agreements with our Named Executive Officers.

Siebert 2019 Form-10K 60

Compensation of Directors

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of the Company’s directors during the year ended December 31, 2019.

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

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2019. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the PCAOB (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off-balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the PCAOB (United States) regarding “Communication with Audit Committees Concerning Independence.”

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ended December 31, 2019 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the SEC.

Audit Committee,
Jerry M. Schneider, CPA, Chairman
Charles Zabatta
Francis V. Cuttita

Siebert 2019 Form-10K 61

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our Common Stock as of March 23, 2020. The information includes beneficial ownership by each of our directors and the Named Executive Officers, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our Common Stock. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage of ownership is based on 30,455,962 shares of Common Stock outstanding as of March 23, 2020.

Name and Address of Beneficial Owner (1)	Shares of Common Stock	Percent of Class

Named Executive Officers and Directors
Gloria E. Gebbia (2)	19,221,799	63%
Andrew H. Reich	628,134	2%
Francis V. Cuttita	156,000	1%
Charles Zabatta	378,257	1%
Jerry M. Schneider	3,000	*
Directors and named executive officers as a group (5 persons)	20,387,190	67%

Other 5% Shareholders
Richard S. Gebbia	3,723,314	12%
9464 Wilshire Blvd.
Beverly Hills, CA 90212

Kennedy Cabot Acquisition, LLC	3,177,283	10%
24005 Ventura Blvd Suite 200
Calabasas CA 91302

John M. Gebbia	2,535,836	8%
9464 Wilshire Blvd.
Beverly Hills, CA 90212

David J. Gebbia	1,819,314	6%
9464 Wilshire Blvd.
Beverly Hills, CA 90212

Andrew McDonald	1,734,812	6%
9464 Wilshire Blvd.
Beverly Hills, CA 90212

* Less than 1% of outstanding shares

1) Unless otherwise indicated, the business address of each individual is c/o Siebert Financial Corp., 120 Wall Street, New York, NY 10005.

2) Includes 7,849,615 shares of our Common Stock owned by Gloria E. Gebbia and 3,177,283 shares owned by KCA. Amount also includes 3,723,314 shares owned by Richard S. Gebbia, 2,535,836 shares owned by John M. Gebbia, and 1,819,314 shares owned by David Gebbia, Gloria E. Gebbia’s sons, as well as 116,437 shares owned by a family trust and certain other members of Gloria E. Gebbia’s family.

Siebert 2019 Form-10K 62

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

Audit and Tax Fees

Our Audit Committee has determined that the services described below that were rendered by Baker Tilly are compatible with the maintenance of Baker Tilly’s independence from our management.

Audit Fees

The aggregate fees billed by Baker Tilly for professional services rendered for the 2019 audit of our annual financial statements and reviews of our quarterly financial statements were $133,000 for the year ending December 31, 2019.

All Other Fees

Baker Tilly rendered no other services for Siebert for the year ending December 31, 2019.

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

Siebert 2019 Form-10K 63

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The consolidated Financial statements for the year ended December 31, 2019 and December 31, 2018 commence on page 28 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Siebert 2019 Form-10K 64

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

3.1 (a)	Certificate of Amendment to Certificate of Incorporation of Siebert Financial Corp., as amended and restated, filed February 2, 2020.***
3.2	By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-1 (File No. 333-49843) filed with the SEC on April 10, 1998)
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
* Fully Disclosed Clearing Agreement, by and between NFS LLC and Muriel Siebert & Co., Inc. dated May 5, 2010. (incorporated by reference to Siebert Financial Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010)

10.8
Asset Purchase Agreement, dated as of June 26, 2017 by and among StockCross Financial Services, Inc., Muriel Siebert & Co., Inc. and Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the SEC on June 28, 2017)

10.9
StockCross Share Repurchase Agreement dated as of January 18, 2019 by and among tZERO Group, Inc., a Delaware corporation, StockCross Financial Services, Inc., a Massachusetts corporation and Muriel Siebert & Co., Inc., a Delaware Corporation (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the SEC on January 25, 2019)

10.10
Equity Interests Purchase Agreement, dated as of September 27, 2019, by and among Siebert Financial Corp., Weeden Investors L.P. and Weeden Securities Corporation.  (incorporated by reference to Seibert Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 3, 2019)

10.11
Promissory Note, dated as of December 2, 2019, made by Siebert Financial Corp. in favor of Gloria E. Gebbia. (incorporated by reference to Seibert Financial Corp.’s Current Report on Form 8-K filed with the SEC on December 4, 2019)

10.12
Agreement and Plan of Merger, dated as of December 31, 2019 by and among Siebert Financial Corp., Muriel Siebert & Co., Inc., StockCross Financial Services, Inc. (“StockCross”) and each of the shareholders of StockCross. (incorporated by reference to Seibert Financial Corp.’s Current Report on Form 8-K filed with the SEC on January 7, 2020)

Siebert 2019 Form-10K 65

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

None.

Siebert 2019 Form-10K 66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director (principal executive, financial and accounting officer)

Date: March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and	March 27, 2020
Andrew H. Reich	Chief Financial Officer, Secretary and Director (Principal executive, financial and accounting officer)

/s/ Gloria E. Gebbia	Director	March 27, 2020
Gloria E. Gebbia

/s/ Charles Zabatta	Director	March 27, 2020
Charles Zabatta

/s/ Francis V. Cuttita	Director	March 27, 2020
Francis V. Cuttita

/s/ Jerry M. Schneider	Director	March 27, 2020
Jerry M. Schneider

Siebert 2019 Form-10K 67