Form 10-Q
period 2020-03-31
SIEBERT FINANCIAL CORP
filed 2020-05-28
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 25, 2020, there were 30,653,710 shares of the registrant’s outstanding common stock.

EXPLANATORY NOTE

As previously reported in a Form 8-K filed on May 15, 2020, the registrant relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) to delay filing its Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (“2020 Q1 10Q”).

The impact of the coronavirus (“COVID-19”) pandemic on the registrant has caused disruptions to the registrant’s operations including requiring key personnel to devote considerable time and resources to manage emerging issues impacting its business as well as transitioning such personnel to work remotely, all of which has slowed the registrant’s routine quarterly close process. Considering the lack of time for the compilation, dissemination and review of the information required to be presented and the importance of markets and investors receiving materially accurate information, additional time was required to complete the 2020 Q1 10Q.

SIEBERT FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
	March 31, 2020	December 31, 2019*
ASSETS

Current assets
Cash and cash equivalents	$5,220,000	$4,670,000
Cash and securities segregated for regulatory purposes	227,581,000	224,924,000
Receivables from customers	70,447,000	86,331,000
Receivables from broker-dealers and clearing organizations	3,311,000	3,524,000
Other receivables	1,035,000	762,000
Prepaid expenses and other assets	653,000	970,000
Securities borrowed	62,223,000	193,529,000
Securities owned, at fair value	3,680,000	3,018,000
Total Current assets	374,150,000	517,728,000

Deposits with broker-dealers and clearing organizations	5,273,000	4,951,000
Furniture, equipment and leasehold improvements, net	1,048,000	1,150,000
Software, net	1,792,000	1,888,000
Lease right-of-use assets	3,430,000	3,951,000
Deferred tax assets	5,096,000	5,388,000
Intangible assets, net	956,000	1,022,000
Goodwill	1,989,000	1,989,000
Total Assets	$393,734,000	$538,067,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$285,070,000	$308,091,000
Payables to non-customers	7,404,000	8,063,000
Drafts payable	2,621,000	2,834,000
Payables to broker-dealers and clearing organizations	1,033,000	523,000
Accounts payable and accrued liabilities	2,657,000	2,443,000
Securities loaned	48,836,000	170,443,000
Securities sold, not yet purchased, at fair value	31,000	116,000
Interest payable	40,000	10,000
Notes payable - related party	8,000,000	8,000,000
Taxes payable	86,000	—
Current portion of lease liabilities	2,135,000	2,227,000
Total Current liabilities	357,913,000	502,750,000

Lease liabilities, less current portion	1,710,000	2,182,000
Total Liabilities	359,623,000	504,932,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 30,459,804 shares issued and outstanding as of March 31, 2020 and December 31, 2019**	304,000	304,000
Additional paid-in capital	19,897,000	19,897,000
Retained earnings	13,910,000	12,934,000
Total Stockholders’ equity	34,111,000	33,135,000

Total Liabilities and stockholders' equity	$393,734,000	$538,067,000
*Statement of financial condition as of December 31, 2019 represents the pro forma combination of Siebert and StockCross balances. See “Note 3 – Acquisitions” for additional detail.
**Shares outstanding as of December 31, 2019 represents the combined total of the Company’s shares outstanding and the shares issued for the Company’s acquisition of StockCross. See “Note 1 – Organization and Basis of Presentation” for additional detail.

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Commissions and fees	$5,583,000	$2,268,000
Margin interest, marketing and distribution fees	3,294,000	3,556,000
Principal transactions	3,203,000	1,890,000
Interest income	1,331,000	1,173,000
Market making	470,000	563,000
Stock borrow / stock loan	444,000	581,000
Advisory fees	262,000	168,000
Other income	214,000	79,000
Total Revenue	14,801,000	10,278,000

Expenses
Employee compensation and benefits	7,291,000	4,528,000
Clearing fees, including execution costs	1,298,000	802,000
Technology and communications	981,000	422,000
Other general and administrative	854,000	733,000
Data processing	849,000	543,000
Rent and occupancy	727,000	531,000
Professional fees	655,000	883,000
Depreciation and amortization	448,000	194,000
Referral fees	111,000	—
Interest expense	76,000	21,000
Total Expenses	13,290,000	8,657,000

Income before provision for income taxes	1,511,000	1,621,000
Provision for income taxes	535,000	397,000
Net income	$976,000	$1,224,000

Net income per share of common stock
Basic and diluted	$0.03	$0.04

Weighted average shares outstanding
Basic and diluted	30,459,804	30,459,804

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31, 2020
	Number of Shares Issued	$.01 Par Value	Additional Paid- In Capital	Retained Earnings	Total
Balance – January 1, 2020	27,157,188	$271,000	$7,641,000	$12,869,000	$20,781,000
Shares issued for StockCross purchase	3,302,616	33,000	12,256,000	65,000	12,354,000
Net income	—	—	—	976,000	976,000
Balance – March 31, 2020	30,459,804	$304,000	$19,897,000	$13,910,000	$34,111,000

	Three Months Ended March 31, 2019
	Number of Shares Issued	$.01 Par Value	Additional Paid- In Capital	Retained Earnings	Total
Balance – January 1, 2019	27,157,188	$271,000	$7,641,000	$9,262,000	$17,174,000
Shares issued for StockCross purchase	3,302,616	33,000	14,037,000	—	14,070,000
Net income	—	—	—	1,224,000	1,224,000
Balance – March 31, 2019	30,459,804	$304,000	$21,678,000	$10,486,000	$32,468,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$976,000	$1,224,000
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Deferred income tax expense	291,000	90,000
Depreciation and amortization	448,000	194,000

Changes in
Receivables from customers	15,884,000	(5,063,000)
Receivables from non-customers	—	(146,000)
Receivables from and deposits with broker-dealers and clearing organizations	(109,000)	199,000
Securities borrowed	131,306,000	(65,259,000)
Securities owned, at fair value	(662,000)	(1,711,000)
Prepaid expenses and other assets	44,000	(198,000)
Payables to customers	(23,021,000)	(2,344,000)
Payables to non-customers	(659,000)	4,305,000
Drafts payable	(213,000)	1,910,000
Payables to broker-dealers and clearing organizations	510,000	453,000
Accounts payable and accrued liabilities	214,000	(274,000)
Securities loaned	(121,607,000)	58,449,000
Securities sold, not yet purchased, at fair value	(85,000)	11,000
Interest payable	30,000	—
Lease liabilities	(43,000)	273,000
Taxes payable	86,000	185,000
Net cash provided by / (used in) operating activities	3,390,000	(7,702,000)

Cash Flows From Investing Activities
Purchase of furniture, equipment, and leasehold improvements	—	(579,000)
Purchase of software	(183,000)	(387,000)
Net cash used in investing activities	(183,000)	(966,000)

Cash Flows From Financing Activities
Purchase of StockCross common stock	—	(3,665,000)
Treasury stock sales - StockCross	—	172,000
Net cash used in financing activities	—	(3,493,000)

Net increase / (decrease) in cash and cash equivalents, and cash and securities segregated for regulatory purposes	3,207,000	(12,161,000)
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	229,594,000	214,038,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$232,801,000	$201,877,000

Cash and cash equivalents - end of period	$5,220,000	$5,892,000
Cash and securities segregated for regulatory purposes - end of period	227,581,000	195,985,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$232,801,000	$201,877,000

Supplemental cash flow information
Cash paid during the period for income taxes	$17,000	$5,500
Cash paid during the period for interest	$116,000	$103,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Basis of Presentation

Organization

Overview

Siebert Financial Corp., a New York corporation incorporated in 1934, is a holding company that conducts its retail brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and registered broker-dealer, its investment advisory business through its wholly-owned subsidiary, Siebert AdvisorNXT, Inc. (“SNXT”), a New York corporation registered with the U.S. Securities and Exchange Commission (“SEC”) as a Registered Investment Adviser under the Investment Advisers Act of 1940, as amended, and its insurance business through its wholly-owned subsidiary, Park Wilshire Companies, Inc. (“PWC”), a Texas corporation and licensed insurance agency. Siebert conducts operations through its wholly-owned subsidiary, Siebert Technologies, LLC. (“STCH”), a Nevada limited liability company and developer of robo-advisory technology. Siebert offers prime brokerage services through its fifth wholly-owned subsidiary, Weeden Prime Services, LLC (“WP”), a Delaware limited liability company and a broker-dealer registered with the SEC. As of the beginning of May 2020, the Company filed for the name of Weeden Prime Services, LLC to be changed to WPS Prime Services, LLC, pursuant to the terms of an agreement the Company had with the previous owners of WP. The Company also owns StockCross Digital Solutions, Ltd. (“STXD”), an inactive subsidiary headquartered in Bermuda. For purposes of this Quarterly Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PWC, STCH, WP, and STXD collectively, unless the context otherwise requires.

The Company is headquartered in New York, NY, with primary operations in New Jersey and California. The Company has 18 offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the three months ended March 31, 2020 and 2019 were derived from its operations in the U.S.

As a result of its acquisitions of StockCross Financial Services, Inc. (“StockCross”) in January 2020 and WP in December 2019, the Company re-evaluated its reportable segments and concluded that as of March 31, 2020, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

Acquisition of StockCross

As previously disclosed in a Current Report on Form 8-K filed on January 25, 2019, the Company purchased approximately 15% of the outstanding shares of StockCross. Subsequently, as previously disclosed in a Current Report on Form 8-K filed on January 7, 2020, the Company acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of the Company’s common stock. Effective January 1, 2020, StockCross was merged with and into MSCO, and as of January 1, 2020, all clearing and other services provided by StockCross are performed by MSCO.

Change in Reporting Entity

As of the date of the Company’s acquisition of StockCross, the Company and StockCross were entities under common control of Gloria E. Gebbia, the Company’s principal stockholder, and members of her immediate family (collectively, the “Gebbia Family”). The acquisition represented a change in reporting entity and as such, the companies have been presented on a combined basis for all periods presented in the unaudited condensed consolidated financial statements (“financial statements”). See “Note 3 – Acquisitions” for additional detail on the transaction with StockCross and the corresponding accounting.

COVID-19

The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of March 31, 2020, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail on COVID-19 and its impact on the Company.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The financial statements include the accounts of Siebert and its wholly-owned subsidiaries and upon consolidation, all intercompany balances and transactions are eliminated. The U.S. dollar is the functional currency of the Company and numbers are rounded for presentation purposes.

Significant Accounting Policies

The Company’s significant accounting policies are included in “Note 2 – Summary of Significant Accounting Policies” in the Company’s 2019 Form 10-K. The following changes to the Company’s significant accounting policies as of March 31, 2020 are primarily due to the acquisition of StockCross. Other than the updates indicated below and in “Note 2 – New Accounting Standards,” there have been no significant changes to the Company’s significant accounting policies.

Cash and Securities Segregated For Regulatory Purposes

MSCO is subject to Customer Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of customers. Effective upon the Company’s acquisition of StockCross on January 1, 2020, the requirements and special reserve accounts of MSCO and StockCross were combined. See “Note 13 – Capital Requirements” for additional detail.

Receivables From and Payables To Customers

Accounts receivable from and payable to customers include amounts due and owed on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Receivables from customers are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. An allowance is established when collectability is not reasonably assured. When the receivable from a brokerage client is considered to be impaired, the amount of impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the statements of financial condition. No valuation allowance for doubtful accounts was necessary as of March 31, 2020 and December 31, 2019.

Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Accounts receivable from and payable to broker-dealers and clearing organizations includes amounts due from / to introducing broker-dealers, fail-to-deliver and fail-to-receive items, and amounts receivable for unsettled regular-way transactions. Deposits with broker-dealers and clearing organizations include amounts held on deposit with broker-dealers and clearing organizations and are included in the line item “Deposits with broker-dealers and clearing organizations.”

MSCO customer transactions for the three months ended March 31, 2020 were both self-cleared and cleared on a fully disclosed basis through National Financial Services Corp. (“NFS”). MSCO customer transactions for the three months ended March 31, 2019 were cleared on a fully disclosed basis through NFS and StockCross, the former of which was an affiliate. As of January 1, 2020, all clearing and other services provided by StockCross are performed by MSCO.

The Company operates on a month to month basis with its broker-dealers and clearing organizations and their fees are offset against the Company's revenues on a monthly basis. As of March 31, 2020, cash clearing deposits with NFS were $50,000. As of December 31, 2019, cash clearing deposits with NFS and StockCross were $50,000 and $75,000, respectively. Upon the closing of the Company’s acquisition of StockCross on January 1, 2020, all deposits with StockCross were eliminated. As of March 31, 2020 and December 31, 2019, the Company had deposits with and other non current receivables from broker-dealers and clearing organizations of approximately $2.2 million and $1.8 million, respectively.

Institutional customer transactions clear on a fully disclosed basis through two clearing broker-dealers, The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Pershing LLC (“Pershing”). Amounts payable to broker-dealers and clearing organizations are offset against amounts receivables from broker-dealers and clearing organizations. Receivables from these broker-dealers and clearing organizations are subject to clearance agreements and include the net receivable from net monthly revenues as well as cash on deposit. As of both March 31, 2020 and December 31, 2019, cash clearing deposits with Goldman Sachs and Pershing were approximately $2 million and $1 million.

The Company evaluates receivables from broker-dealers and clearing organizations and other receivables for collectability noting no amount was considered uncollectable as of March 31, 2020 and December 31, 2019. No valuation allowance is recognized for these receivables as the Company does not have a history of losses from these receivables and does not anticipate losses in the future. See “Note 9 – Revenue Recognition” for additional detail on the accounting policies for the revenue related to these receivables.

Securities Borrowed and Securities Loaned

Securities borrowed are recorded at the amount of cash collateral advanced. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. Securities loaned are recorded at the amount of cash collateral received. For securities borrowed and loaned, the Company monitors the market value of the securities and obtains or refunds collateral as necessary.

Securities Owned, at Fair Value

Securities owned, at fair value represent marketable securities owned by the Company at trade-date valuation. See “Note 5 – Fair Value Measurements” for additional detail.

Payables to Non-Customers

Accounts payable to non-customers includes amounts due on cash and margin transactions on accounts owned and controlled by principal officers, directors and stockholders of the Company. Payables to non-customers amounts include any amounts received from interest on credit balances.

Payables to non-customers also include amounts due on cash transactions owned and controlled by the Company’s proprietary accounts of introducing broker-dealers. Effective upon the Company’s acquisition of StockCross on January 1, 2020, the Company no longer had any proprietary accounts of introducing broker-dealers.

Securities Sold, Not Yet Purchased, at Fair Value

Securities sold, not yet purchased, at fair value represent marketable securities sold by the Company prior to purchase at trade-date valuation. See “Note 5 – Fair Value Measurements” for additional detail.

2. New Accounting Standards

Recently Adopted Accounting Pronouncements

ASU 2018-15 - In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement that is hosted by the vendor as they would for an arrangement that has a software license. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard can be adopted prospectively or retrospectively. The Company adopted this new standard on January 1, 2020 and determined it was immaterial to the Company’s financial statements as of March 31, 2020.

ASU 2018-13 - In August 2018, the FASB issued ASU 2018-13, Fair value Measurement (Accounting Standards Codification (“ASC”) 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The Company adopted the new standard on its effective date, January 1, 2020, and determined it was immaterial to the Company’s financial statements as of March 31, 2020.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements and related disclosures as of March 31, 2020.

Recently Issued Accounting Pronouncements

ASU 2018-07 - In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity - Equity-Based Payments to Nonemployees.” The amendments to ASU 2018-07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers.” The Company determined the impact from this accounting pronouncement was immaterial to the Company’s financial statements as of March 31, 2020.

3. Acquisitions

StockCross

Overview of Acquisition

Established in 1971, StockCross was one of the largest privately-owned brokerage firms in the nation and its operations consist primarily of market making, fixed-income products, online or broker-assisted equity trading, securities lending, and equity stock plan services.

Prior to being acquired by the Company, StockCross and the Company were affiliated entities through common ownership and had various related party transactions. In January 2019, the Company acquired approximately 15% ownership of StockCross. Effective January 1, 2020, pursuant to an Agreement and Plan of Merger, the Company acquired the remaining 85% of StockCross’ outstanding shares and StockCross was merged with and into MSCO. The purchase price paid was approximately $29,750,000 or 3,298,774 shares of the Company’s restricted common stock which was issued in connection with the acquisition. Prior to the acquisition, MSCO had a clearing agreement with StockCross whereby StockCross provided custody and clearing services to MSCO for its securities broker-dealer business; however, as of January 1, 2020, all clearing and other services provided by StockCross are performed by MSCO.

The acquisition of StockCross provides new business lines to the Company such as market making, equity stock plan services, self-clearing and custody, and securities lending. Merging StockCross into MSCO increases MSCO’s total net capital and assets under management as well as adds two offices. In addition, StockCross provides an equity stock plan service business line that offers integrated and comprehensive solutions to corporate service clients and employee participants.

Accounting for Acquisition

Prior to and as of the date of the acquisition, the Company and StockCross were entities under common control of the Gebbia Family. As such, the acquisition was accounted for as a transaction between entities under common control.

A common-control transaction is similar to a business combination for the Company as it is the entity that received the net assets of StockCross; however, this common-control transaction does not meet the definition of a business combination in accordance with GAAP because there is no change in control over the net assets.

The acquisition represented a change in reporting entity. As such, upon the closing of the acquisition, the net assets of the Company were combined with those of StockCross at their historical carrying amounts and the companies have been presented on a combined basis for all periods presented in the financial statements in a manner similar to a pooling of interests, as the period of common control existed prior to the periods presented in the financial statements. Accordingly, the historical financial statements of the Company have been presented under the “as if pooling” method.

Prior to the Company’s acquisition of StockCross, StockCross sold its treasury stock totaling $172,000 to third parties, and as indicated above, the Company purchased approximately 15% of the outstanding shares of StockCross from an unrelated party for $3,665,000. These transactions are reflected in the “Cash flows from financing activities” section of the statements of cash flows.

Assets Acquired and Liabilities Assumed

The Company acquired various assets and liabilities from StockCross which were recorded at their historical carrying amounts and summarized below:

Historical Carrying Value

Assets acquired
Cash and cash equivalents	$1,588,000
Cash and securities segregated for regulatory purposes	224,814,000
Receivables from customers	86,331,000
Receivables from broker-dealers and clearing organizations	3,105,000
Other receivables	627,000
Prepaid expenses and other assets	346,000
Securities borrowed	193,529,000
Securities owned, at fair value	3,018,000
Furniture, equipment and leasehold improvements, net	19,000
Lease right-of-use assets	1,141,000
Deferred tax assets	407,000
Total Assets acquired	514,925,000

Liabilities acquired
Payables to customers	308,091,000
Payables to non-customers	9,151,000
Drafts payable	2,834,000
Payables to broker-dealers and clearing organizations	1,406,000
Accounts payable and accrued liabilities	963,000
Securities loaned	170,443,000
Securities sold, not yet purchased, at fair value	28,000
Notes payable – related party	5,000,000
Lease liabilities	1,295,000
Total Liabilities acquired	499,211,000

Net Assets acquired	$15,714,000

Pro Forma Statements

The following pro forma financial statements present the statements of income of the Company as if the acquisition of StockCross had occurred on January 1, 2019, inclusive of pro forma adjustments (unaudited). The combined results of these pro forma financial statements are also reflected in the Company’s financial statements. StockCross’ statement of income and statement of financial condition have already been consolidated in the Company’s financial statements for the periods presented for 2020:

Statements of Operations (unaudited)

	Three Months Ended March 31, 2019
	Siebert	StockCross	Pro Forma Adjustments	Total Combined Siebert

Revenue
Commissions and fees	$1,864,000	$404,000	$—	$2,268,000
Margin interest, marketing and distribution fees	2,772,000	784,000	—	3,556,000
Principal transactions	1,610,000	280,000	—	1,890,000
Interest income	15,000	1,158,000	—	1,173,000
Market making	—	563,000	—	563,000
Stock borrow / stock loan	—	581,000	—	581,000
Advisory fees	168,000	—	—	168,000
Other income	—	138,000	(59,000)	79,000
Total Revenue	6,429,000	3,908,000	(59,000)	10,278,000

Expenses
Employee compensation and benefits	2,835,000	1,693,000	—	4,528,000
Clearing fees, including execution costs	654,000	207,000	(59,000)	802,000
Technology and communications	247,000	175,000	—	422,000
Other general and administrative	385,000	348,000	—	733,000
Data processing	—	543,000	—	543,000
Rent and occupancy	295,000	236,000	—	531,000
Professional fees	502,000	381,000	—	883,000
Depreciation and amortization	175,000	19,000	—	194,000
Interest expense	—	21,000	—	21,000
Total Expenses	5,093,000	3,623,000	(59,000)	8,657,000

Earnings of equity method investment in related party	39,000	—	(39,000)	—

Income before provision (benefit) for (from) income taxes	1,375,000	285,000	(39,000)	1,621,000
Provision (benefit) for (from) income taxes	369,000	39,000	(11,000)	397,000
Net income / (loss)	$1,006,000	$246,000	$(28,000)	$1,224,000

Net income per share of common stock
Basic and diluted	$0.04	$0.04		$0.04

Weighted average shares outstanding
Basic and diluted	27,157,188	6,152,500

Pro forma shares used to compute net income per share				30,459,804

Statements of Financial Condition

	As of December 31, 2019
	Siebert	StockCross	Pro Forma Adjustments (unaudited)	Total Combined Siebert (unaudited)

ASSETS
Cash and cash equivalents	$3,082,000	$1,588,000	$—	$4,670,000
Cash and securities segregated for regulatory purposes	110,000	224,814,000	—	224,924,000
Receivables from customers	—	86,331,000	—	86,331,000
Receivables from broker-dealers and clearing organizations	3,067,000	1,265,000	(808,000)	3,524,000
Receivables from related party	1,000,000	—	(1,000,000)	—
Other receivables	223,000	627,000	(88,000)	762,000
Prepaid expenses and other assets	624,000	346,000	—	970,000
Securities borrowed	—	193,529,000	—	193,529,000
Securities owned, at fair value	—	3,018,000	—	3,018,000
Total Current assets	8,106,000	511,518,000	(1,896,000)	517,728,000

Deposits with broker-dealers and clearing organizations	3,186,000	1,840,000	(75,000)	4,951,000
Furniture, equipment and leasehold improvements, net	1,131,000	19,000	—	1,150,000
Software, net	1,888,000	—	—	1,888,000
Lease right-of-use assets	2,810,000	1,141,000	—	3,951,000
Equity method investment in related party	3,360,000	—	(3,360,000)	—
Deferred tax assets	4,981,000	407,000	—	5,388,000
Intangible assets, net	1,022,000	—	—	1,022,000
Goodwill	1,989,000	—	—	1,989,000
Total Assets	$28,473,000	$514,925,000	$(5,331,000)	$538,067,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables to customers	$—	$308,091,000	$—	$308,091,000
Payables to non-customers	—	9,151,000	(1,088,000)	8,063,000
Drafts payable	—	2,834,000	—	2,834,000
Payables to broker-dealers and clearing organizations	—	1,406,000	(883,000)	523,000
Payables to related parties	7,000	—	(7,000)	—
Accounts payable and accrued liabilities	1,473,000	963,000	7,000	2,443,000
Securities loaned	—	170,443,000	—	170,443,000
Securities sold, not yet purchased	88,000	28,000	—	116,000
Interest payable	10,000	—	—	10,000
Notes payable - related party	3,000,000	5,000,000	—	8,000,000
Current portion of lease liabilities	1,291,000	936,000	—	2,227,000
Total Current liabilities	5,869,000	498,852,000	(1,971,000)	502,750,000

Lease liabilities, less current portion	1,823,000	359,000	—	2,182,000
Total Liabilities	7,692,000	499,211,000	(1,971,000)	504,932,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value	271,000	10,000	23,000	304,000
Additional paid-in capital	7,641,000	12,436,000	(180,000)	19,897,000
Retained earnings	12,869,000	3,268,000	(3,203,000)	12,934,000
Total Stockholders’ equity	20,781,000	15,714,000	(3,360,000)	33,135,000

Total Liabilities and stockholders' equity	$28,473,000	$514,925,000	$(5,331,000)	$538,067,000

Pro Forma Adjustments

The pro forma results include adjustments made for the consolidation of both entities. The statements of income reflects the elimination of StockCross’ other income and the Company’s corresponding custody and clearing fees resulting from the fully disclosed clearing relationship between MSCO and StockCross. In addition, the Company’s earnings recognized as part of its equity method investment in StockCross for the three months ended March 31, 2019 was eliminated upon consolidation. These adjustments to pre-tax income were tax affected using an estimated effective tax rate of 28.0%.

 The statements of financial condition reflects the elimination of intercompany payables and receivables between the Company and StockCross as part of their ongoing business relationship, as well as reflects the elimination of the Company’s 15% ownership of StockCross. The statements of financial condition reflects an adjustment to increase the Company’s common stock by the par value of the shares issued in connection with the transaction and to eliminate the par value of StockCross’ common stock. The adjustments also increase additional paid-in capital for the net difference, as well as the change in retained earnings from the adjustments in the statements of operations.

Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

WP

Overview of Acquisition

As previously disclosed in the Company’s 2019 Form 10-K, the Company completed the acquisition of 100% of the member interests in WP and effective December 1, 2019, WP became a wholly-owned subsidiary of the Company. The acquisition was accounted for under the acquisition method of accounting for business combinations pursuant to ASC 805 - Business Combinations and resulted in $1,989,000 of goodwill.

Pro Forma Statements

The following pro forma summary presents the statement of income of the Company as if the acquisition of WP had occurred on January 1, 2019, inclusive of pro forma adjustments (unaudited). WP’s statement of income and statement of financial condition have already been consolidated as part of the Company’s financial statements for the periods presented for 2020:

Three Months Ended March 31, 2019
Revenue	$13,014,000
Operating income	$1,334,000
Net income	$967,000

The pro forma results include adjustments made for the consolidation of both entities. These adjustments take into consideration the interest expense on the promissory note used in financing the acquisition, the amortization of the acquired intangible assets, as well as the tax effect of pro forma adjustments using an estimated combined statutory rate of 28.0%.

Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of March 31, 2020	As of December 31, 2019
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC	$2,956,000	$3,059,000
Goldman Sachs	2,763,000	2,841,000
Pershing Capital	1,467,000	1,192,000
NFS	1,348,000	1,328,000
Securities fail-to-deliver	24,000	43,000
Globalshares	16,000	2,000
ICBC	10,000	10,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$8,584,000	$8,475,000

Payables to broker-dealers and clearing organizations
NFS	$727,000	$—
Securities fail-to-receive	306,000	523,000
Total Payables to broker-dealers and clearing organizations	$1,033,000	$523,000

5. Fair Value Measurements

Overview

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

Equity Securities: Equity securities are valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in level 1 of the fair value hierarchy. Securities quoted in inactive markets or with observable inputs are categorized into level 2. If there are no observable inputs or quoted prices, securities are categorized as level 3 assets in the fair value hierarchy. Level 3 assets are not actively traded and subjective estimates based on managements’ assumptions are utilized for valuation.

Certificates of Deposit: Certificates of deposit included in investments are valued at cost, which approximates fair value. These are categorized within cash and cash equivalents in level 2 of the fair value hierarchy.

Unit Investment Trusts: Units of unit investment trusts are carried at redemption value, which represents fair value. Units of unit investment trusts are categorized in level 1 of the fair value hierarchy.

Fair Value Hierarchy Tables

The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Certificates of deposit	$—	$142,000	$—	$142,000

Securities owned, at fair value
U.S. government securities	$2,040,000	$—	$—	$2,040,000
Municipal securities	—	938,000	—	938,000
Corporate bonds	—	303,000	—	303,000
Equity securities	139,000	259,000	—	398,000
Unit investment trusts	1,000	—	—	1,000
Total Securities owned, at fair value	$2,180,000	$1,500,000	$—	$3,680,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$31,000	$—	$31,000
Total Securities sold, not yet purchased, at fair value	$—	$31,000	$—	$31,000

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Certificates of deposit	$—	$142,000	$—	$142,000

Segregated securities
U.S. government securities	1,311,000	—	—	1,311,000

Securities owned, at fair value
U.S. government securities	$2,007,000	$—	$—	$2,007,000
Corporate bonds	—	25,000	—	25,000
Equity securities	453,000	245,000	288,000	986,000
Total Securities owned, at fair value	$2,460,000	$270,000	$288,000	$3,018,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$88,000	$28,000	$—	$116,000
Total Securities sold, not yet purchased, at fair value	$88,000	$28,000	$—	$116,000

	Changes in Level 3 Equity Assets
	Three Months Ended March 31, 2020
	Amount	Valuation Technique	Reason for Change
Balance – January 1, 2020	$288,000	Liquidation value based on valuation report
Transfers out of level 3	(288,000)		Sale of equity security
Balance – March 31, 2020	$—

The following represents financial instruments in which the ending balance as of March 31, 2020 and December 31, 2019 is not carried at fair value in the statements of financial condition:

 Short-term financial instruments: The carrying value of short-term financial instruments, including cash and securities segregated for regulatory purposes are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. Cash and securities segregated for regulatory purposes are classified as level 1. Securities segregated for regulatory purposes consist of treasury notes which are categorized in the above tables as level 1 assets.

 Receivables and other assets: Receivables from broker-dealers and clearing organizations, receivables from customers, other receivables, and other assets are recorded at amounts that approximate fair value and are classified as level 2 under the fair value hierarchy.

Securities borrowed and securities loaned: Securities borrowed and securities loaned are recorded at amounts which approximate fair value and are primarily classified as level 2 under the fair value hierarchy. The Company’s securities borrowed and securities loaned balances represent amounts of equity securities borrow and loan contracts and are marked-to-market daily in accordance with standard industry practices which approximate fair value.

            Payables: Payables to customers, payables to non-customers, drafts payable, payables to broker-dealers and clearing organizations, accounts payable and accrued liabilities, and interest payable are recorded at amounts that approximate fair value due to their short-term nature and are classified as level 2 under the fair value hierarchy.

 Notes payable – related party: The carrying amount of the notes payable – related party approximates fair value due to the relative short-term nature of the borrowing. Under the fair value hierarchy, the notes payable – related party is classified as level 2.

6. Leases

As of March 31, 2020, the Company rents office space under operating leases expiring in 2020 through 2024, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the statements of financial condition. The Company acquired two leases from its acquisition of StockCross, the impact of which is reflected in the following disclosures.

As of March 31, 2020, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis.

	As of March 31, 2020	As of December 31, 2019
Assets
Lease right-of-use assets	$3,430,000	$3,951,000
Liabilities
Lease liabilities	$3,845,000	$4,409,000

The calculated amounts of the lease right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of income rather than capitalizing them as lease right-of-use assets. The Company determined a discount rate of 5.0% would approximate the Company’s cost to obtain financing given its size, growth, and risk profile.

Lease Term and Discount Rate	As of March 31, 2020
Weighted average remaining lease term – operating leases (in years)	2.5
Weighted average discount rate – operating leases	5.0%

The following table represents lease costs and other lease information. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are determined by the leased square footage in proportion to the overall office building.

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$571,000	$363,000
Short-term lease cost	39,000	130,000
Variable lease cost	117,000	38,000
Sublease income	—	—
Total Rent and occupancy	$727,000	$531,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$614,000	$382,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$1,915,000	$5,732,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of March 31, 2020 were as follows:

Year	Amount
2020	$1,772,000
2021	1,114,000
2022	599,000
2023	543,000
2024	56,000
Remaining balance of lease payments	4,084,000
Difference between undiscounted cash flows and discounted cash flows	239,000
Lease liabilities	$3,845,000

Rent and occupancy expenses were $727,000 and $531,000 for the three months ended March 31, 2020 and 2019, respectively.

7. Goodwill and Intangible Assets, Net

Goodwill

As of March 31, 2020 and December 31, 2019, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of WP.

Intangible Assets, Net

As of March 31, 2020 and December 31, 2019, the Company had intangible assets consisting of WP’s customer relationships and WP’s trade name, the fair values of which were $987,000 and $70,000, respectively, as of the acquisition date. Pursuant to the Company’s agreement with the original owners of WP, the Company agreed to discontinue using the name of Weeden Prime Services, LLC and filed to change it to WPS Prime Services, LLC in May 2020.

Impairment

For the three months ended March 31, 2020, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and other tangible and intangible assets.

8. Notes Payable - Related Party

As of March 31, 2020, the Company had various notes payable to Gloria E. Gebbia, the Company’s principal stockholder, the details of which are presented below:

Description	Issuance Date	Face Amount
4% due December 2, 2020	December 2, 2019	$3,000,000

Subordinated to MSCO*
4% due November 30, 2020**	November 30, 2018	$3,000,000
4% due September 4, 2020	September 4, 2019	$2,000,000
		5,000,000

Total Notes payable – related party		$8,000,000

*The notes payable subordinated to MSCO were acquired as part of the acquisition of StockCross
**This note payable was renewed on November 30, 2019 for a term of one year

The interest expense incurred for the three months ended March 31, 2020 and 2019 was $76,000 and $21,000, respectively. The interest payable for these notes was $40,000 and $10,000 as of March 31, 2020 and December 31, 2019, respectively. Effective March 3, 2020, the interest rates on the loans due November 30, 2020 and September 4, 2020 were renegotiated to 4%. There was no consideration paid or received as part of this renegotiation.

Notes subordinated to MSCO are subordinated to the claims of general creditors, approved by FINRA, and are included in MSCO’s calculation of net capital and the capital requirements under FINRA and SEC regulations.

9. Revenue Recognition

Overview of Revenue

The primary sources of revenue for the Company are as follows:

Margin Interest, Marketing and Distribution fees

Margin interest, marketing and distribution fees consists of two components: margin interest and 12b1 fees resulting from rebates in money market funds. Margin interest is the net interest charged to customers for holding financed margin positions, and 12b1 fees are fees paid to the Company related to trailing payments from money market funds. Margin interest, marketing and distribution fees are recorded as earned.

Commissions and Fees

The Company earns commission revenue for executing trades for clients in individual equities, options, insurance products, futures, fixed income securities, as well as certain third-party mutual funds and ETFs. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, is recognized at a point in time on the trade date when the performance obligation is satisfied. The performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to / from the customer.

Principal Transactions

Principal transactions primarily represent riskless transactions in which the Company, after executing a solicited order, buys or sells securities as principal and at the same time buys or sells the securities with a markup or markdown to satisfy the order. Principal transactions are recognized at a point in time on the trade date when the performance obligation is satisfied. The performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to / from the customer.

Market Making

Market making is revenue generated from the buying and selling of securities. Market making transactions are recorded on a trade-date basis as the securities transactions occur. The performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to / from the counterparty. Securities owned are recorded at fair market value at the end of the reporting period.

Stock Borrow / Stock Loan

The Company borrows securities on behalf of retail clients to facilitate short trading, loans excess margin securities from client accounts, facilitates borrow and loan contracts for broker-dealer counterparties, and provides stock locate services to broker-dealer counterparties. The Company does not utilize stock borrow / stock loan activities for the purpose of financing transactions. Stock borrow / stock loan revenue is reported on a monthly basis net of expense.

For the three months ended March 31, 2020 stock borrow / stock loan revenue was $444,000 ($1,663,000 gross revenue less $1,219,000 expenses). For the three months ended March 31, 2019 stock borrow / stock loan revenue was $581,000 ($3,439,000 gross revenue minus $2,858,000 expenses).

Advisory Fees

The Company earns advisory fees associated with managing client assets. The performance obligation related to this revenue stream is satisfied over time; however, the advisory fees are variable as they are charged as a percentage of the client’s total asset value, which is determined at the end of the quarter.

Interest Income

The Company earns interest from clients’ accounts, net of payments to clients’ accounts, and on the Company’s bank balances and is recorded as earned.

Other Income

Other income represents fees generated from correspondent clearing fees, corporate services client fees, payment for order flow, and transactional fees generated from client accounts. Transactional fees are recorded concurrently with the related activity. Other income is recorded as earned.

Categorization of Revenue

The following table presents the Company’s major revenue categories and when each category is recognized:

	Three Months Ended March 31,
Revenue Category	2020	2019	Timing of Recognition

Trading Execution and Clearing Services
Commissions and fees	$5,583,000	$2,268,000	Recorded on trade date
Principal transactions	3,203,000	1,890,000	Recorded on trade date
Market making	470,000	563,000	Recorded on trade date
Stock borrow / stock loan	444,000	581,000	Recorded as earned
Advisory fees	262,000	168,000	Recorded as earned
Total Trading Execution and Clearing Services	9,962,000	5,470,000

Other Income
Margin interest, marketing and distribution fees
Margin interest	2,506,000	2,817,000	Recorded as earned
12b1 fees	788,000	739,000	Recorded as earned
Total Margin interest, marketing and distribution fees	3,294,000	3,556,000

Interest income	1,331,000	1,173,000	Recorded as earned
Other income	214,000	79,000	Recorded as earned

Total Other Income	4,839,000	4,808,000

Total Revenue	$14,801,000	$10,278,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions, Market making, Stock borrow / stock loan, Advisory fees	Provide financial services to customers and counterparties
Margin interest, marketing and distribution fees, Interest income, Other income	n / a

Soft Dollar Arrangement

As a result of the acquisition of WP, the Company has soft dollar and commission sharing arrangements with customers that fall both within, and outside of, the safe harbor provisions of Rule 28(e) of the Securities Exchange Act of 1934 ("Rule 28(e)"), as amended. These soft dollar arrangements were determined to be a separate performance obligation that should be allocated a portion of the transaction price.

Under these arrangements, the Company charges additional dollars on customer trades and uses these fees to pay third parties for research, brokerage services, market data, and related expenses (“research services”) on behalf of clients. The Company is an agent in these arrangements, as it does not control the research services before they are transferred to the customer. As such, the revenue from these agreements are recognized net of cost in the statements of income in the line item “Commissions and fees.”

The Company paid client expenses approximately $218,000 for the three months ended March 31, 2020 and had an outstanding receivable and payable of approximately $16,000 and $186,000, respectively, as of March 31, 2020. The receivable and payable are in the line item “Other receivables” and “Accounts payable and accrued liabilities,” respectively, on the statement of financial condition.

As of March 31, 2020 and December 31, 2019, no allowance for uncollectible commissions was necessary as management believes all commissions receivable and prepaid research services expenses will be realized.

Other Items

For the three months ended March 31, 2020 and 2019, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities.

The Company concludes that its revenue streams have the same underlying economic factors and as such no disaggregation of revenue is required.

10. Referral Fees

Upon the acquisition of WP, the Company has agreements with various third parties to share commissions and pay fees as defined in the respective agreements. These expenses totaled approximately $111,000 for the three months ended March 31, 2020, which are presented in the line item “Referral fees” in the statements of income.

11. Income Taxes

Provision for income taxes consists of the following:

Current income tax expense, which represents the amount of federal tax and state and local tax currently payable, including interest and penalties and amounts accrued for unrecognized tax benefits, if any, and;

Deferred income tax expense, which represents the net change in the deferred tax assets balance during the year, including any change in the valuation allowance for the deferred tax assets, if any. For the three months ended March 31, 2020 and 2019, there was no change in the valuation allowance for the deferred tax assets.

The change in deferred tax assets for the three months ended March 31, 2020 and 2019 was due to the utilization of federal and state net operating losses and temporary differences in the depreciation of fixed assets and in the net change of the lease liabilities.

The following table presents the components of provision for income taxes for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Current income tax expense
Federal	$184,000	$222,000
State and local	60,000	85,000
Total Current income tax expense	244,000	307,000

Deferred income tax expense
Federal	35,000	47,000
State and local	256,000	43,000
Total Deferred income tax expense	291,000	90,000

Total Provision for income taxes	$535,000	$397,000

Effective Tax Rate

For interim financial reporting, the Company estimates the effective tax rate for tax jurisdictions which is applied to the year to date income before provision for income taxes. For the three months ended March 31, 2020 and 2019, the Company’s effective tax rate was 35% and 24%, respectively. The increase in the Company’s effective tax rate is primarily due to changes in deferred tax expense calculated by using federal and state net operating losses.

12. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average of the number of outstanding common shares during the period. The Company had net income of $976,000 for the three months ended March 31, 2020 as compared to net income of $1,224,000 for the three months ended March 31, 2019.

13. Capital Requirements

MSCO and StockCross

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Securities Act of 1934. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of March 31, 2020, MSCO’s net capital was $23.7 million, which was approximately $21.7 million in excess of its required net capital of $2.0 million, and its percentage of aggregate debit balances to net capital was 24.1%.

As of December 31, 2019, MSCO’s net capital was $4.4 million, which was $4.2 million in excess of its required net capital of $250,000. As of December 31, 2019, StockCross’ net capital was $18.8 million, which was $16.7 million in excess of its required net capital of $2.1 million, and its percentage of aggregate debit balances to net capital was 17.6%. Effective upon the Company’s acquisition of StockCross on January 1, 2020, the capital of MSCO and StockCross was combined.

Special Reserve Account

MSCO is subject to Customer Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of March 31, 2020, MSCO had cash deposits of $227.4 million in the special reserve accounts which was $16.6 million in excess of the deposit requirement of $210.8 million. After adjustments for deposit(s) and / or withdrawal(s) made on April 1, 2020, MSCO had $1.6 million in excess of the customer reserve requirement.

As of December 31, 2019, MSCO did not have any special reserve accounts. As of December 31, 2019, StockCross had deposits of $223.4 million (cash of $222.1 million and securities with fair value of $1.3 million) in the special reserve account which was $4 million in excess of the deposit requirement of $219.4 million. After adjustments for deposit(s) and / or withdrawal(s) made on January 2, 2020, StockCross had $1 million in excess of the customer reserve requirement. Effective upon the Company’s acquisition of StockCross on January 1, 2020, the requirements and special reserve accounts of MSCO and StockCross were combined.

As of December 31, 2019, StockCross was also subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of December 31, 2019, StockCross had segregated cash of $1.4 million under rule 15c3-3. As of December 31, 2019, StockCross had $1.4 million in the special reserve account which was $282,000 in deficit of the deposit requirement of $1.7 million. After adjustments for deposit(s) and / or withdrawal(s) made on January 2, 2020, StockCross had $218,000 in excess of the PAB reserve requirement. Effective upon the Company’s acquisition of StockCross on January 1, 2020, MSCO no longer had a PAB requirement.

WP

Net Capital

WP, as a member of FINRA, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. WP is also subject to the CFTC's minimum financial requirements which require that WP maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1.

As of March 31, 2020, WP’s net capital was approximately $4.4 million which was $4.1 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2019, WP’s net capital was approximately $3.9 million which was $3.7 million in excess of its minimum requirement of $250,000 under 15c3-1.

14. Financial Instruments with Off-Balance Sheet Risk

  The Company enters into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and is, therefore, subject to varying degrees of market and credit risk.

               In the normal course of business, the Company's customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose the Company to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations.

Such transactions may expose the Company to off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.

The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and pursuant to such guidelines, require customers to deposit additional collateral or to reduce positions when necessary.

The Company's customer financing and securities settlement activities may require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes credit limits for such activities and monitors compliance on a daily basis.

15. Commitments, Contingencies, and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of the Company, all such matters are without merit, or involve amounts which would not have a significant effect on the financial statements.

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

As part of this plan, the Company recognized expenses totaling $210,000 and $289,000 for the three months ended March 31, 2020 and 2019, respectively.

The Company had an accrual of $63,000 as of March 31, 2020, which represents the historical estimate of future claims to be recognized for claims incurred prior to the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

16. Related Party Disclosures

StockCross

StockCross and the Company were under common ownership, and prior to January 1, 2020 StockCross served as one of the clearing broker-dealers for the Company. The StockCross clearing agreement with the Company provided that StockCross passed through all revenue and charged the Company for related clearing expenses. Outside of the clearing agreement, the Company had an expense sharing agreement with StockCross for its Beverly Hills and Jersey City offices, and StockCross paid some vendors for miscellaneous expenses which it passed through to the Company.

In January 2019, the Company purchased approximately 15% of StockCross’ outstanding shares. Effective January 1, 2020, the Company acquired the remaining 85% of StockCross in exchange for 3,298,774 shares of the Company’s common stock and StockCross was merged with and into MSCO. Upon the closing of this transaction on January 1, 2020, all receivables and payables between the Company and StockCross as well as any earnings from the Company’s equity method investment in StockCross were eliminated upon consolidation.

Kennedy Cabot Acquisition, LLC

KCA is an affiliate of the Company and is under common ownership with the Company. To gain efficiencies and economies of scale with billing and administrative functions, KCA serves as a paymaster for the Company for payroll and related functions, the entirety of which KCA passes through to the subsidiaries of the Company proportionally. In addition, KCA has purchased the naming rights of the Company for the Company to use.

KCA sponsors a 401(k) profit sharing plan which covers substantially all of the Company’s employees. Employee contributions to the plan are at the discretion of eligible employees. There were no contributions by the Company or KCA to the plan for the three months ended March 31, 2020 and 2019.

In January 2020, MSCO sold approximately $290,000 worth of a private equity security to KCA at cost.

Park Wilshire Companies, Inc.

PWC brokers the insurance policies for related parties. Revenue for PWC from related parties was $37,000 and $22,000 for the three months ended March 31, 2020 and 2019, respectively.

Gloria E. Gebbia

The Company has entered into various debt agreements with Gloria E. Gebbia, the Company’s principal stockholder. See “Note 8 – Notes Payable - Related Party” for additional detail.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a relative of the Gebbia Family. For both the three months ended March 31, 2020 and 2019, the Company paid $15,000 in rent for this office.

17. Subsequent Events

The Company has evaluated events that have occurred subsequent to March 31, 2020 and through May 28, 2020, the date of the filing of this report.

Agreement with InvestCloud, Inc.

On April 21, 2020, MSCO entered into a Master Services Agreement (the “MSA”), with InvestCloud, Inc. (“InvestCloud”). Pursuant to the MSA, InvestCloud agreed to provide MSCO with the InvestCloud System Platform and related functionalities and MSCO agreed to pay InvestCloud as consideration therefore during the initial three (3) year term an annual license fee of $600,000 and a service fee of $1,000,000.  Following the initial three (3) year term, the MSA will automatically renew for additional one-year terms unless terminated by MSCO upon 120 days’ notice.

              In connection with the MSA, InvestCloud entered into a Side Letter Agreement (the “Side Letter”) with the Company pursuant to which InvestCloud acquired 193,906 shares of the Company’s restricted common stock (the “Shares”) at a price of $7.22 per share (the Company’s share price as of the close of March 31, 2020), for a total purchase price of $1,400,000. As consideration for the Shares, InvestCloud agreed to provide MSCO with research and development services valued at $1,400,000, which will be applied as a credit to the fees payable to InvestCloud under the MSA.

The Shares were issued to InvestCloud on May 12, 2020 without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(a)(2) thereunder.

The costs incurred by the Company in relation to this agreement that qualify as relating to the implementation of a cloud computing arrangement will be capitalized and amortized over the life of the contract in accordance with ASU 2018-15.

WP Name Change

Pursuant to the Company’s agreement with the original owners of WP, the Company agreed to discontinue using the name of Weeden Prime Services, LLC and filed to change it to WPS Prime Services, LLC in May 2020.

Other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the financial statements as of March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of our operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes to financial statements.

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

This discussion should be read in conjunction with our financial statements on our 2019 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

COVID-19

Overview

In March 2020, the World Health Organization declared the spread of COVID-19 a worldwide pandemic. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The COVID‑19 pandemic has adversely impacted the economic environment, leading to lower interest rates across the curve, lower equity market valuations and heightened volatility in the financial markets. We are actively monitoring the impact of COVID-19 on our business, financial condition, liquidity, operations, employees, clients and business partners.

In response to the pandemic and for the protection of our employees, clients and business partners, we have implemented remote work arrangements for nearly 100% of our employees, have restricted business travel and have temporarily closed some of our retail branches. To date, with our ability to meet a vast majority of our clients' needs through our technology-based platforms and services, these arrangements have not materially affected our ability to maintain our business operations. Throughout this challenging time, our unwavering focus on continuing to earn our clients’ trust is made possible by the significant contributions of our employees, and we remain committed to serving our clients while protecting our employees’ wellbeing.

Financial Impact

During the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate twice for a total of 150 basis points to near zero. These developments have had, and may continue to have, a negative impact on the revenue from margin interest, marketing, and distribution fees as well as interest income. There has also been a decrease in our retail and institutional customer net worth corresponding to the market volatility and decrease in equity valuations. Our commissions and fees and principal transaction revenue may be reduced in light of less demand from our retail customer base; however, this may be offset by the increase in commissions and fees revenue from our institutional customers. In relation to our statements of financial condition, our securities borrowed and securities loaned amounts have decreased due to the market volatility.

In terms of expenses, we have reduced the salary of higher-level employees and we are evaluating our compensation structure and vendor arrangements to identify areas where we can optimize our cost structure while maintaining operational efficiency and quality of the customer experience. In addition, we are evaluating our office spaces and various lease agreements especially in light of our ability to work remotely.

Financial Reporting

As previously reported in a Form 8-K filed on May 15, 2020, we relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) to delay filing of our 2020 Q1 10Q.

The impact of COVID-19 has caused disruptions to our operations including requiring key personnel to devote considerable time and resources to manage emerging issues impacting our business as well as transitioning such personnel to work remotely, all of which has slowed our routine quarterly close process. Considering the lack of time for the compilation, dissemination and review of the information required to be presented and the importance of markets and investors receiving materially accurate information, additional time was required to complete the 2020 Q1 10Q.

Conclusion

Overall, the impact from COVID-19 on our business as well as financial statements was relatively minor in the three months ended March 31, 2020; however, these developments will likely have a more pronounced impact in future periods. We note that the ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Acquisitions

StockCross

Overview

Established in 1971, StockCross was one of the largest privately-owned brokerage firms in the nation and its operations consist primarily of market making, fixed-income products, online or broker-assisted equity trading, securities lending, and equity stock plan services.

In January 2019, we acquired approximately 15% ownership of StockCross which was accounted for under the equity method. Effective January 1, 2020, we acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of our common stock and StockCross was merged with and into MSCO. As of January 1, 2020, the business and operations of StockCross became part of MSCO, and all clearing and other services provided by StockCross are performed by MSCO. In addition, as of January 1, 2020, the Company’s equity method investment in StockCross was eliminated.

The acquisition of StockCross provides new business lines such as market making, equity stock plan services, self-clearing and custody, and securities lending. Merging StockCross into MSCO increased our total net capital and assets under management as well as added two offices. StockCross provides an equity stock plan service business line that offers integrated and comprehensive solutions to corporate service clients and employee participants.

Accounting for Acquisition

Prior to and as of the date of our acquisition of StockCross, Siebert and StockCross were entities under common control of the Gebbia Family. The acquisition represented a change in reporting entity and as such, the companies have been presented on a combined basis for all periods presented in the financial statements. This presentation is reflected in the section below comparing statements of income and statements of financial condition to prior periods.

The Company acquired various assets and liabilities from StockCross as of the acquisition date, the fair values of which were assumed to be the historical carrying amounts. The excess of the purchase price over the fair value of the net assets acquired was eliminated due to the transaction being between entities under common control. See “Note 3 – Acquisitions” for additional detail on the transaction with StockCross and the corresponding accounting.

Recent Results

The new business lines acquired from StockCross have added incremental revenue streams to our statements of income. These new revenue streams include interest income from clearing operations, market making, and stock borrow / stock loan, all of which have contributed approximately $2.2 million of revenue for the three months ended March 31, 2020. In terms of our existing revenue streams, StockCross added incremental commissions and fees, margin interest, marketing and distribution fees, and principal transactions from their client base and operations. Our existing expenses primarily related to compensation, occupancy as well as clearing and technology costs have also increased from the corresponding increase in StockCross revenue. See “Note 9 – Revenue Recognition” for further detail on our revenue streams and corresponding accounting policies.

The acquisition of StockCross has also impacted our statements of financial condition as the nature of StockCross’ business requires the presentation of various customer and securities assets and corresponding liabilities on the statements of financial condition. StockCross has added new assets to our statements of financial condition such as cash and securities segregated for regulatory purposes as well as receivables from customers and securities borrowed as well as new liabilities such as payables to customers, payables to non-customers and securities loaned. StockCross has also added incremental assets and liabilities to the majority of our existing items within our statements of financial condition, the most material being receivables from broker-dealers and clearing organizations and notes payable – related party.

Further, as of January 1, 2020, the acquisition of StockCross added approximately $1.5 billion in retail customer net worth and 30,000 retail accounts.

WP

Overview

Effective December 1, 2019, we acquired all of the issued and outstanding membership interests of WP, a leading prime brokerage services provider, for a cash consideration of approximately $7.1 million, and WP became a wholly-owned subsidiary of Siebert.

The acquisition resulted in approximately $1,989,000 of goodwill and we acquired two intangible assets, WP’s customer relationships and WP’s trade name. We also acquired other assets consisting mostly of receivables from broker-dealers and clearing organizations and assumed liabilities consisting mostly of accounts payable and accrued expenses. Pursuant to our agreement with the original owners of WP, we agreed to discontinue using the name of Weeden Prime Services, LLC and filed to change it to WPS Prime Services, LLC in May 2020.

Recent Results

For the first full quarter under our ownership, WP has added approximately $3.7 million in revenue consisting primarily of commissions and fees, margin interest, marketing and distribution fees, and interest income. In addition, we are starting to see the benefits from our recent initiatives to streamline WP’s operations and optimize its cost structure. WP had its best quarter in terms of revenue and net income of the past year, and we are continuing to find opportunities to leverage the strength of both firms.

We are also seeing the benefit of the diversification of our revenue streams through WP’s largely institutional customer base. WP’s institutional customers increasing their activity during market volatility has led to an increase in WP’s revenue during the recent periods of market volatility.

In terms of customer assets, WP has added over $1.2 billion of institutional customer assets to Siebert as of March 31, 2020.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated. Retail customers are customers who have accounts with MSCO; institutional customers were acquired from WP as part of the acquisition effective December 1, 2019.

We acquired StockCross in January 2020; however, the client account and client activity metrics for Siebert and StockCross have been presented on a combined basis for all periods shown below to maintain consistency to the presentation of the financial statements. As such, the results of StockCross are included in metrics for the 2019 data shown below.

Client Account Metrics – Retail Customers
	As of March 31,
	2020	2019
Retail customer margin debit balances (in billions)	$0.3	$0.3
Retail customer credit balances (in billions)	$0.6	$0.5
Retail customer money market fund value (in billions)	$0.7	$0.6
Retail customer net worth (in billions)	$10.6	$12.3
Retail customer accounts	108,163	103,641

●	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions
●	Retail customer credit balances represents client cash held in brokerage accounts
●	Retail customer money market fund value represents all retail customers accounts invested in money market funds
●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits
●	Retail customer accounts represents the number of retail customers

We note that the decline in retail customer net worth was primarily a result of the market decline due to the COVID-19 pandemic.

Client Account Metrics – Institutional Customers
As of March 31, 2020
Institutional customer net worth (in billions)	$1.2

●	Institutional customer net worth represents the total value of securities and cash in the institutional customer accounts after deducting margin debits and short positions

Client Activity Metrics
	Three Months Ended March 31,
	2020	2019
Total retail trades	120,495	79,354
Average commission per retail trade	$15.46	$18.90

●	Total retail trades represents retail trades that generate commissions
●	Average commission per retail trade represents the average commission generated for all types of retail customer trades

Statements of Income and Financial Condition

Overview

We acquired StockCross in January 2020; however, Siebert and StockCross have been presented on a combined basis for all periods presented. As such, the results of StockCross are included in the statements of income and statements of financial condition discussed below.

We acquired WP in December 2019 which added various revenue streams and corresponding expenses to our statement of income for the three months ended March 31, 2020. As such, the results of WP’s operations impact our comparisons for the statements of income and statements of financial condition discussed below.

Statements of Income for the Three Months Ended March 31, 2020 and 2019

Net Income

Net income for the three months ended March 31, 2020 was $976,000, decreasing by $248,000 or 20% from the corresponding period in 2019, primarily due to the incremental expenses from WP’s operations, as well as an increase in commission payouts, technology and communication expense, and taxes. This increase in expenses was partially offset by the increase in revenue from commissions and fees and interest income as a result of the acquisition of WP as well as revenue from principal transactions related to market conditions.

Revenue

Total revenue for the three months ended March 31, 2020 was $14,801,000 and increased by $4,523,000 or 44% from the corresponding period in the prior year primarily due to an increase in revenue from commissions and fees and interest income as a result of the acquisition of WP as well as revenue from principal transactions related to market conditions.

Commissions and fees for the three months ended March 31, 2020 were $5,583,000 and increased by $3,315,000 or 146% from the corresponding period in the prior year, primarily due to the increase in trading activities from WP’s institutional clients.

Margin interest, marketing and distribution fees for the three months ended March 31, 2020 were $3,294,000 and decreased by $262,000 or 7% from the corresponding period in the prior year, primarily due to the decrease in interest rates.

Principal transactions for the three months ended March 31, 2020 were $3,203,000 and increased by $1,313,000 or 69% from the corresponding period in the prior year, primarily due to market conditions during the first quarter of 2020.

Interest income for the three months ended March 31, 2020 was $1,331,000 and increased by $158,000 or 13% from the corresponding period in the prior year, primarily due to an increase in the revenue share with WP’s institutional clients.

Market making for the three months ended March 31, 2020 was $470,000 and decreased by $93,000 or 17% from the corresponding period in the prior year, primarily due to market conditions during the first quarter of 2020.

Stock borrow / stock loan for the three months ended March 31, 2020 was $444,000 and decreased by $137,000 or 24% from the corresponding period in the prior year, primarily due to the decrease in securities borrowed balances due to market conditions.

Advisory fees for the three months ended March 31, 2020 were $262,000 and increased by $94,000 or 56% from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line which included revenue growth related to our Robo-Advisor.

Other income for the three months ended March 31, 2020 was $214,000 and increased by $135,000 or 171% from the corresponding period in the prior year, primarily due to the addition of WP’s business.

Operating Expenses

Total operating expenses for the three months ended March 31, 2020 were $13,290,000 and increased by $4,633,000 or 54% from the corresponding period in the prior year primarily due to the incremental expenses from WP’s operations, an increase in payouts corresponding to the increase in principal transactions, and an increase in technology and communication expenses due to a higher level of technology infrastructure expansion.

Employee compensation and benefits for the three months ended March 31, 2020 were $7,291,000 and increased by $2,763,000 or 61% from the corresponding period in the prior year, primarily due to incremental WP salaries and commission payouts as well as increased commission payouts corresponding to the increase in principal transaction revenue.

Clearing fees, including execution costs for the three months ended March 31, 2020 were $1,298,000 and increased by $496,000 or 62% from the corresponding period in the prior year, primarily due to the addition of WP’s operations.

Technology and communications expenses for the three months ended March 31, 2020 were $981,000 and increased by $559,000 or 132% from the corresponding period in the prior year, primarily due to a higher level of technology infrastructure expansion.

Other general and administrative expenses for the three months ended March 31, 2020 were $854,000 and increased by $121,000 or 17% from the corresponding period in the prior year, primarily due to incremental miscellaneous expenses from the addition of WP’s operations.

Data processing expenses for the three months ended March 31, 2020 were $849,000 and increased by $306,000 or 56% from the corresponding period in the prior year, primarily due to increased technology costs related to service bureaus.

Rent and occupancy expenses for the three months ended March 31, 2020 were $727,000 and increased by $196,000 or 37% from the corresponding period in the prior year, primarily due to the increase in rent from the addition of WP’s offices.

Professional fees for the three months ended March 31, 2020 were $655,000 and decreased by $228,000 or 26% from the corresponding period in the prior year, primarily due to a reduction in legal fees.

Depreciation and amortization expenses for the three months ended March 31, 2020 were $448,000 and increased by $254,000 or 131% from the corresponding period in the prior year, primarily due to the depreciation and amortization of incremental purchases of fixed assets and software as well as the amortization related to the intangible assets acquired from WP.

Referral fees for the three months ended March 31, 2020 were $111,000 and increased by 100% from the corresponding period in the prior year, primarily due to the commission payouts to other brokers as referral fees related to WP’s institutional client activity.

Interest expense for the three months ended March 31, 2020 was $76,000 and increased by $55,000 or 262% from the corresponding period in the prior year, due to the interest on the promissory note to finance part of the acquisition of WP.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2020 were $535,000 and increased by $138,000 or 35% from the corresponding period in the prior year, primarily due to changes in deferred tax expense calculated by using federal and state net operating losses.

Statements of Financial Condition as of March 31, 2020 and December 31, 2019

Assets

Assets as March 31, 2020 were $393,734,000 and decreased by $144,333,000 or 27% from December 31, 2019, primarily due to the decrease in securities borrowed balances due to recent market conditions.

Liabilities

Liabilities as of March 31, 2020 were $359,623,000 and decreased by $145,309,000 or 29% from December 31, 2019, primarily due the decrease in securities loaned balances due to recent market conditions.

Liquidity and Capital Resources

Overview

We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under the notes payable – related party, and access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Net Capital and Special Reserve Account

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Securities Act of 1934. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. Since MSCO’s aggregate debits may fluctuate, MSCO’s minimum net capital requirements may also fluctuate from period to period. In addition, MSCO is subject to Customer Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of customers.

WP, as a member of FINRA, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. WP is also subject to the CFTC's minimum financial requirements which require that WP maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1.

See “Note 13 – Capital Requirements” for more detail on our capital requirements.

Contractual Obligations

Leases

Future annual minimum payments for operating leases with initial terms of greater than one year as of March 31, 2020 were as follows:

Year	Amount
2020	$1,772,000
2021	1,114,000
2022	599,000
2023	543,000
2024	56,000
Total	$4,084,000

See “Note 6 – Leases” for more detail on our lease arrangements and corresponding disclosures.

Notes Payable – Related Party

We have $8 million in notes payable to Gloria E. Gebbia,  all of which matures in 2020. See “Note 8 – Notes Payable - Related Party” for more detail.

Off-Balance Sheet Arrangements

Customer transactions are cleared through our clearing firms on a fully disclosed basis. If customers do not fulfill their contractual obligations, we may incur loss in connection with the purchase or sale of securities at prevailing market prices to satisfy customer obligations. We regularly monitor the activity in customer accounts for compliance with margin requirements. We are exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the three months ended March 31, 2020 and 2019.

Impairment

We have concluded that as of March 31, 2020, there have been no impairments to the carrying value of the Company’s goodwill and other tangible and intangible assets.

Segment

As a result of our acquisitions, we re-evaluated our reportable segments and concluded that as of March 31, 2020, Siebert is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of Siebert from a consolidated perspective.

Related Party Disclosures

During the course of business, we enter into various agreements and transactions with related parties. See “Note 16 – Related Party Disclosures” for more detail on our related party disclosures.

Critical Accounting Policies

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2019 Form 10-K. There have been no changes to critical accounting estimates as of March 31, 2020.

New Accounting Pronouncements

 We evaluated all recently issued and adopted accounting pronouncements and determined that the pronouncements did not have a material impact on our financial statements as of March 31, 2020.

Fair Value Measurements

 We have securities that are valued using the fair value framework under ASC 820 within our assets and liabilities as of March 31, 2020 and December 31, 2019. The majority of the assets are level 1 U.S. government securities and equity securities as well as level 2 equity securities in the line items “Cash and securities segregated for regulatory purposes” and “Securities owned, at fair value.” The liabilities consist of relatively small amounts of level 1 and level 2 equity securities in the line item “Securities sold, not yet purchased, at fair value.” See “Note 5 – Fair Value Measurements” for more detail.

Recent Developments

InvestCloud Agreement

 In April 2020, we entered into a partnership agreement with InvestCloud, a leading innovative tech provider of flexible and fully integrated digital apps for financial services, to provide a variety of enhancements and upgrades to our client platform, back end functionality, as well as Robo Advisor product. InvestCloud will be designing unified front and back end experiences that supports all of our clients and operations in a manner that is scalable, mobile friendly, and reduces technology costs. This partnership with InvestCloud ensures our commitment to online technology and providing the best online client experience possible in a digital age. We are looking to launch this new technology by end of the first quarter of 2021.

WP Name Change

Pursuant to our agreement with the original owners of WP, we agreed to discontinue using the name of Weeden Prime Services, LLC and filed to change it to WPS Prime Services, LLC in May 2020.

New Siebert Website

              We have redesigned our Siebert website to incorporate an updated Siebert brand design, enhanced layout and user experience. The website integrates all of our service offerings and is mobile friendly. The new website will be launching by the end of May 2020 under the domain name “www.siebert.com” (previous domain name was “www.siebertnet.com”).

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

Retail customer transactions are cleared through clearing brokers on a fully disclosed basis and are also self-cleared by MSCO. If customers do not fulfill their contractual obligations any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customer obligations may be incurred by the Company. We regularly monitor the activity in customer accounts for compliance with margin requirements. We are exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in the last five years.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Vice President / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our management, including the Executive Vice President / Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Executive Vice President / Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management, including our Executive Vice President / Chief Financial Officer, concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the risk factors discussed in Part I - Item 1A - Risk Factors, in our 2019 Form 10-K, as supplemented by the risk factors included in our Form 8-K filed with the SEC on May 15, 2020 (the “Form 8-K), which are reproduced below for ease of reference. Each of such risk factors could materially affect our business, financial position, and results of operations. Other than the supplemental risk factors provided in the Form 8-K (reproduced below), there have been no material changes from the risk factors disclosed in our 2019 Form 10-K.

The onset and continuation of the COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.

We believe the worldwide COVID-19 pandemic has negatively affected our business and is likely to continue to do so. The outbreak has caused significant volatility and disruption in the financial markets both globally and in the U.S. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business.

Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, to reduce interest rates may adversely affect our results of operations.

During the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate twice for a total of 150 basis points to near zero. These developments have had, and may continue to have, a negative impact on our revenue from margin interest, marketing, and distribution fees as well as interest income.

Investor behavior may fundamentally change as a result of COVID-19 in both the near and long term which could have an adverse effect on our operations.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. As such, impacts of COVID-19 to our business are highly uncertain and we will continue to assess the financial impacts. The disruptions to the U.S. and global economies and financial markets may cause investors to be more cautious and to limit their investments. Trading of securities may be materially and adversely affected with more investors seeking stability. Investment activity may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of job losses and any recession, resulting from the COVID-19 pandemic. Clients holding savings with us in retirement or investment accounts may be required to liquidate some or all of their savings to pay living expenses. All of this could materially and adversely impact our revenue streams.

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

Dated: May 28, 2020