Form 10-Q
period 2020-06-30
SIEBERT FINANCIAL CORP
filed 2020-08-13
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2020, there were 30,653,710 shares of the registrant’s outstanding common stock.

SIEBERT FINANCIAL CORP.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
	June 30, 2020	December 31, 2019*
ASSETS

Current assets
Cash and cash equivalents	$4,179,000	$4,670,000
Cash and securities segregated for regulatory purposes	255,683,000	224,924,000
Receivables from customers	80,378,000	86,331,000
Receivables from broker-dealers and clearing organizations	2,738,000	3,524,000
Other receivables	1,000,000	762,000
Prepaid expenses and other assets	673,000	970,000
Securities borrowed	167,252,000	193,529,000
Securities owned, at fair value	2,374,000	3,018,000
Total Current assets	514,277,000	517,728,000

Deposits with broker-dealers and clearing organizations	6,593,000	4,951,000
Prepaid service contract – non-current	2,099,000	—
Furniture, equipment and leasehold improvements, net	950,000	1,150,000
Software, net	1,671,000	1,888,000
Lease right-of-use assets	3,062,000	3,951,000
Deferred tax assets	5,155,000	5,388,000
Intangible assets, net	891,000	1,022,000
Goodwill	1,989,000	1,989,000
Total Assets	$536,687,000	$538,067,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$314,098,000	$308,091,000
Payables to non-customers	7,719,000	8,063,000
Drafts payable	1,975,000	2,834,000
Payables to broker-dealers and clearing organizations	3,582,000	523,000
Accounts payable and accrued liabilities	2,600,000	2,443,000
Securities loaned	159,447,000	170,443,000
Securities sold, not yet purchased, at fair value	17,000	116,000
Interest payable	30,000	10,000
Notes payable - related party	8,000,000	8,000,000
Taxes payable	39,000	—
Current portion of lease liabilities	1,921,000	2,227,000
Total Current liabilities	499,428,000	502,750,000

Lease liabilities, less current portion	1,522,000	2,182,000
Total Liabilities	500,950,000	504,932,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 30,653,710 and 30,459,804 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively**	306,000	304,000
Additional paid-in capital	21,022,000	19,897,000
Retained earnings	14,409,000	12,934,000
Total Stockholders’ equity	35,737,000	33,135,000

Total Liabilities and stockholders' equity	$536,687,000	$538,067,000

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

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Commissions and fees	$4,887,000	$2,591,000	$10,470,000	$4,859,000
Margin interest, marketing and distribution fees	2,125,000	3,693,000	5,419,000	7,249,000
Principal transactions	2,581,000	1,921,000	5,784,000	3,811,000
Interest income	909,000	1,186,000	2,240,000	2,359,000
Market making	615,000	410,000	1,085,000	973,000
Stock borrow / stock loan	771,000	423,000	1,215,000	1,004,000
Advisory fees	243,000	193,000	505,000	361,000
Other income	488,000	264,000	702,000	343,000
Total Revenue	12,619,000	10,681,000	27,420,000	20,959,000

Expenses
Employee compensation and benefits	6,614,000	4,476,000	13,905,000	9,004,000
Clearing fees, including execution costs	1,339,000	726,000	2,637,000	1,528,000
Technology and communications	953,000	400,000	1,934,000	822,000
Other general and administrative	401,000	1,185,000	1,255,000	1,918,000
Data processing	754,000	418,000	1,603,000	961,000
Rent and occupancy	698,000	593,000	1,425,000	1,124,000
Professional fees	744,000	902,000	1,399,000	1,785,000
Depreciation and amortization	377,000	251,000	825,000	445,000
Referral fees	162,000	—	273,000	—
Interest expense	88,000	31,000	164,000	52,000
Total Expenses	12,130,000	8,982,000	25,420,000	17,639,000

Income before provision (benefit) for (from) income taxes	489,000	1,699,000	2,000,000	3,320,000
Provision (benefit) for (from) income taxes	(10,000)	620,000	525,000	1,017,000
Net income	$499,000	$1,079,000	$1,475,000	$2,303,000

Net income per share of common stock
Basic and diluted	$0.02	$0.04	$0.05	$0.08

Weighted average shares outstanding
Basic and diluted	30,587,794	30,455,962	30,521,878	30,455,962

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Number of Shares Issued	$.01 Par Value	Additional Paid- In Capital	Retained Earnings	Total
Balance – January 1, 2020	27,157,188	$271,000	$7,641,000	$12,869,000	$20,781,000
Shares issued for StockCross purchase	3,302,616	33,000	12,256,000	65,000	12,354,000
Net income	—	—	—	976,000	976,000
Balance – March 31, 2020	30,459,804	$304,000	$19,897,000	$13,910,000	$34,111,000
Shares issued for payment of professional services	193,906	2,000	1,125,000	—	1,127,000
Net income	—	—	—	499,000	499,000
Balance – June 30, 2020	30,653,710	$306,000	$21,022,000	$14,409,000	$35,737,000

	Number of Shares Issued	$.01 Par Value	Additional Paid- In Capital	Retained Earnings	Total
Balance – January 1, 2019	27,157,188	$271,000	$7,641,000	$9,262,000	$17,174,000
Shares issued for StockCross purchase	3,302,616	33,000	14,037,000	—	14,070,000
Net income	—	—	—	1,224,000	1,224,000
Balance – March 31, 2019	30,459,804	$304,000	$21,678,000	$10,486,000	$32,468,000
Net income	—	—	—	1,079,000	1,079,000
Balance – June 30, 2019	30,459,804	$304,000	$21,678,000	$11,565,000	$33,547,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$1,475,000	$2,303,000
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Deferred income tax expense	233,000	703,000
Depreciation and amortization	825,000	445,000

Changes in
Receivables from customers	5,953,000	(9,286,000)
Receivables from non-customers	—	(125,000)
Receivables from and deposits with broker-dealers and clearing organizations	(856,000)	(877,000)
Securities borrowed	26,277,000	130,507,000
Securities owned, at fair value	644,000	(794,000)
Prepaid expenses and other assets	58,000	(178,000)
Prepaid service contract - non-current	(972,000)	—
Payables to customers	6,007,000	(4,582,000)
Payables to non-customers	(344,000)	(4,689,000)
Drafts payable	(859,000)	1,114,000
Payables to broker-dealers and clearing organizations	3,059,000	189,000
Accounts payable and accrued liabilities	157,000	(181,000)
Securities loaned	(10,996,000)	(138,219,000)
Securities sold, not yet purchased, at fair value	(99,000)	64,000
Interest payable	20,000	—
Lease liabilities	(77,000)	320,000
Taxes payable	39,000	(15,000)
Bank loan payable	—	5,000,000
Net cash provided by / (used in) operating activities	30,544,000	(18,301,000)

Cash Flows From Investing Activities
Purchase of furniture, equipment, and leasehold improvements	—	(722,000)
Purchase of software	(276,000)	(612,000)
Net cash used in investing activities	(276,000)	(1,334,000)

Cash Flows From Financing Activities
Purchase of StockCross common stock	—	(3,666,000)
Treasury stock sales - StockCross	—	172,000
Net cash used in financing activities	—	(3,494,000)

Net increase / (decrease) in cash and cash equivalents, and cash and securities segregated for regulatory purposes	30,268,000	(23,129,000)
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	229,594,000	214,038,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$259,862,000	$190,909,000

Cash and cash equivalents - end of period	$4,179,000	$5,231,000
Cash and securities segregated for regulatory purposes - end of period	255,683,000	185,678,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$259,862,000	$190,909,000

Supplemental cash flow information
Cash paid during the period for income taxes	$130,000	$630,000
Cash paid during the period for interest	$150,000	$52,000

Non-cash investing and financing activities
Shares issued for payment of professional services	$1,127,000	$—

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Basis of Presentation

Organization

Overview

Siebert Financial Corp., a New York corporation incorporated in 1934, is a holding company that conducts its retail brokerage business through its wholly-owned subsidiary, Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and registered broker-dealer, its investment advisory business through its wholly-owned subsidiary, Siebert AdvisorNXT, Inc. (“SNXT”), a New York corporation registered with the U.S. Securities and Exchange Commission (“SEC”) as a Registered Investment Adviser under the Investment Advisers Act of 1940, as amended, and its insurance business through its wholly-owned subsidiary, Park Wilshire Companies, Inc. (“PWC”), a Texas corporation and licensed insurance agency. Siebert conducts operations through its wholly-owned subsidiary, Siebert Technologies, LLC. (“STCH”), a Nevada limited liability company and developer of robo-advisory technology. Siebert offers prime brokerage services through its wholly-owned subsidiary, WPS Prime Services, LLC, (“WP”), a Delaware limited liability company and a broker-dealer registered with the SEC. Siebert also owns StockCross Digital Solutions, Ltd. (“STXD”), an inactive subsidiary headquartered in Bermuda. For purposes of this Quarterly Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PWC, STCH, WP, and STXD collectively, unless the context otherwise requires.

The Company is headquartered in New York, NY, with primary operations in New Jersey, Florida, and California. The Company has 16 branch offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the six months ended June 30, 2020 and 2019 were derived from its operations in the U.S.

As of June 30, 2020, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

WPS Prime Services, LLC

As previously disclosed in a Current Report on Form 8-K filed on June 26, 2020, on June 22, 2020, the Company and WPS Acquisitions, LLC entered into an agreement pursuant to which the Company at closing would have sold all of the member interests in WP to WPS Acquisitions, LLC for a purchase price of $7.3 million. As reported in a Current Report on Form 8-K filed on July 30, 2020, effective July 24, 2020, the agreement was terminated by the Company.

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

COVID-19

The challenges posed by the COVID-19 pandemic on the global economy increased significantly during the first and second quarter of 2020. COVID-19 has spread across the globe during 2020 and has impacted economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The Company instituted a number of temporary closures of branch offices; however, as of the date of the filing of this report, many branch offices have been re-opened. Based on management’s assessment as of June 30, 2020, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail on COVID-19 and its impact on the Company.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in “Note 2 – Summary of Significant Accounting Policies” in the Company’s 2019 Form 10-K. The following changes to the Company’s significant accounting policies as of June 30, 2020 are primarily due to the acquisition of StockCross. Other than the updates indicated below and in “Note 2 – New Accounting Standards,” there have been no significant changes to the Company’s significant accounting policies.

Cash and Securities Segregated For Regulatory Purposes

MSCO is subject to Customer Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of customers. Effective upon the Company’s acquisition of StockCross on January 1, 2020, the requirements and special reserve accounts of MSCO and StockCross were combined. See “Note 14 – Capital Requirements” for additional detail.

Receivables From and Payables To Customers
Accounts receivable from and payable to customers include amounts due and owed on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Receivables from customers are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. An allowance is established when collectability is not reasonably assured. When the receivable from a brokerage client is considered to be impaired, the amount of impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the statements of financial condition. No valuation allowance for doubtful accounts was necessary as of June 30, 2020 and December 31, 2019.
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

MSCO customer transactions for the six months ended June 30, 2020 were both self-cleared and cleared on a fully disclosed basis through National Financial Services Corp. (“NFS”). MSCO customer transactions for the six months ended June 30, 2019 were cleared on a fully disclosed basis through NFS and StockCross, the former of which was an affiliate. As of January 1, 2020, all clearing and other services provided by StockCross are performed by MSCO.

The Company operates on a month to month basis with its broker-dealers and clearing organizations and their fees are offset against the Company's revenues on a monthly basis. As of June 30, 2020, the Company’s cash clearing deposits with NFS were $50,000. As of December 31, 2019, MSCO’s cash clearing deposits with NFS and StockCross were $50,000 and $75,000, respectively. Upon the closing of the Company’s acquisition of StockCross on January 1, 2020, all MSCO deposits with StockCross were eliminated. As of June 30, 2020 and December 31, 2019, MSCO had deposits with and other non-current receivables from multiple broker-dealers and clearing organizations of approximately $3.6 million and $1.9 million, respectively.

WP’s customer transactions clear on a fully disclosed basis through two clearing broker-dealers, The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Pershing LLC (“Pershing”). Amounts payable to broker-dealers and clearing organizations are offset against amounts receivables from broker-dealers and clearing organizations. Receivables from these broker-dealers and clearing organizations are subject to clearance agreements and include the net receivable from net monthly revenues as well as cash on deposit. As of both June 30, 2020 and December 31, 2019, WP’s cash clearing deposits with Goldman Sachs and Pershing were approximately $2 million and $1 million, respectively.

The Company evaluates receivables from broker-dealers and clearing organizations and other receivables for collectability noting no amount was considered uncollectable as of June 30, 2020 and December 31, 2019. No valuation allowance is recognized for these receivables as the Company does not have a history of losses from these receivables and does not anticipate losses in the future. See “Note 10 – Revenue Recognition” for additional detail on the accounting policies for the revenue related to these receivables.

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
Securities Owned, at Fair Value
 Securities owned, at fair value represent marketable securities owned by the Company at trade-date valuation. See “Note 6 – Fair Value Measurements” for additional detail.
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

Securities Sold, Not Yet Purchased, at Fair Value
Securities sold, not yet purchased, at fair value represent marketable securities sold by the Company prior to purchase at trade-date valuation. See “Note 6 – Fair Value Measurements” for additional detail.
2. New Accounting Standards

Recently Adopted Accounting Pronouncements

ASU 2018-15 - In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Intangibles, Goodwill and Other Internal-Use Software, (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement that is hosted by the vendor as they would for an arrangement that has a software license. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard can be adopted prospectively or retrospectively. The Company adopted this new standard on January 1, 2020. See “Note 5 – Prepaid Service Contract” for additional detail.

ASU 2018-13 - In August 2018, the FASB issued ASU 2018-13, Fair value Measurement (Accounting Standards Codification (“ASC”) 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The Company adopted the new standard on its effective date, January 1, 2020, and determined it was immaterial to the Company’s financial statements as of June 30, 2020.

ASU 2018-07 - In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity - Equity-Based Payments to Nonemployees.” The amendments to ASU 2018-07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers.” The Company adopted this accounting pronouncement on January 1, 2020.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements and related disclosures as of June 30, 2020.

3. Acquisitions

StockCross

Overview of Acquisition

Established in 1971, StockCross was one of the largest privately-owned brokerage firms in the nation and its operations consisted primarily of market making, fixed-income products distribution, online or broker-assisted equity trading, securities lending, and equity stock plan services.

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

Prior to the Company’s acquisition of StockCross, StockCross sold its treasury stock totaling $172,000 to third parties. In addition, the Company purchased approximately 15% of the outstanding shares of StockCross from an unrelated party for $3,666,000 as indicated above. Both of these transactions are reflected in the “Cash flows from financing activities” section of the statements of cash flows.

Assets Acquired and Liabilities Assumed

The Company acquired various assets and liabilities from StockCross which were recorded at their historical carrying amounts and summarized below:

Historical Carrying Value

Assets acquired
Cash and cash equivalents	$1,588,000
Cash and securities segregated for regulatory purposes	224,814,000
Receivables from customers	86,331,000
Receivables from broker-dealers and clearing organizations	3,105,000
Other receivables	627,000
Prepaid expenses and other assets	346,000
Securities borrowed	193,529,000
Securities owned, at fair value	3,018,000
Furniture, equipment and leasehold improvements, net	19,000
Lease right-of-use assets	1,141,000
Deferred tax assets	407,000
Total Assets acquired	514,925,000

Liabilities assumed
Payables to customers	308,091,000
Payables to non-customers	9,151,000
Drafts payable	2,834,000
Payables to broker-dealers and clearing organizations	1,406,000
Accounts payable and accrued liabilities	963,000
Securities loaned	170,443,000
Securities sold, not yet purchased, at fair value	28,000
Notes payable – related party	5,000,000
Lease liabilities	1,295,000
Total Liabilities assumed	499,211,000

Net Assets acquired	$15,714,000

Pro Forma Statements

The following pro forma financial statements present the statements of income of the Company as if the acquisition of StockCross had occurred on January 1, 2019, inclusive of pro forma adjustments (unaudited). The combined results of these pro forma financial statements are also reflected in the Company’s financial statements. StockCross’ financial statements have already been consolidated in the Company’s financial statements for the periods presented for 2020:

Statements of Operations

Three Months Ended June 30, 2019 (unaudited)

	Three Months Ended June 30, 2019
	Siebert	StockCross	Pro Forma Adjustments	Total Combined Siebert

Revenue
Commissions and fees	$2,241,000	$350,000	$—	$2,591,000
Margin interest, marketing and distribution fees	2,783,000	910,000	—	3,693,000
Principal transactions	1,828,000	93,000	—	1,921,000
Interest income	16,000	1,170,000	—	1,186,000
Market making	—	410,000	—	410,000
Stock borrow / stock loan	—	423,000	—	423,000
Advisory fees	193,000	—	—	193,000
Other income	—	327,000	(63,000)	264,000
Total Revenue	7,061,000	3,683,000	(63,000)	10,681,000

Expenses
Employee compensation and benefits	2,890,000	1,586,000	—	4,476,000
Clearing fees, including execution costs	578,000	211,000	(63,000)	726,000
Technology and communications	262,000	138,000	—	400,000
Other general and administrative	887,000	298,000	—	1,185,000
Data processing	—	418,000	—	418,000
Rent and occupancy	320,000	273,000	—	593,000
Professional fees	447,000	455,000	—	902,000
Depreciation and amortization	251,000	—	—	251,000
Interest expense	—	31,000	—	31,000
Total Expenses	5,635,000	3,410,000	(63,000)	8,982,000

Earnings of equity method investment in related party	15,000	—	(15,000)	—

Income before provision (benefit) for (from) income taxes	1,441,000	273,000	(15,000)	1,699,000
Provision (benefit) for (from) income taxes	449,000	175,000	(4,000)	620,000
Net income / (loss)	$992,000	$98,000	$(11,000)	$1,079,000

Net income per share of common stock
Basic and diluted	$0.04	$0.02		$0.04

Weighted average shares outstanding
Basic and diluted	27,157,188	6,152,500

Pro forma shares used to compute net income per share				30,455,962

Six Months Ended June 30, 2019 (unaudited)

	Six Months Ended June 30, 2019
	Siebert	StockCross	Pro Forma Adjustments	Total Combined Siebert

Revenue
Commissions and fees	$4,105,000	$754,000	$—	$4,859,000
Margin interest, marketing and distribution fees	5,555,000	1,694,000	—	7,249,000
Principal transactions	3,438,000	373,000	—	3,811,000
Interest income	31,000	2,328,000	—	2,359,000
Market making	—	973,000	—	973,000
Stock borrow / stock loan	—	1,004,000	—	1,004,000
Advisory fees	361,000	—	—	361,000
Other income	—	465,000	(122,000)	343,000
Total Revenue	13,490,000	7,591,000	(122,000)	20,959,000

Expenses
Employee compensation and benefits	5,725,000	3,279,000	—	9,004,000
Clearing fees, including execution costs	1,232,000	418,000	(122,000)	1,528,000
Technology and communications	509,000	313,000	—	822,000
Other general and administrative	1,272,000	646,000	—	1,918,000
Data processing	—	961,000	—	961,000
Rent and occupancy	615,000	509,000	—	1,124,000
Professional fees	949,000	836,000	—	1,785,000
Depreciation and amortization	426,000	19,000	—	445,000
Interest expense	—	52,000	—	52,000
Total Expenses	10,728,000	7,033,000	(122,000)	17,639,000

Earnings of equity method investment in related party	54,000	—	(54,000)	—

Income before provision (benefit) for (from) income taxes	2,816,000	558,000	(54,000)	3,320,000
Provision (benefit) for (from) income taxes	818,000	214,000	(15,000)	1,017,000
Net income / (loss)	$1,998,000	$344,000	$(39,000)	$2,303,000

Net income per share of common stock
Basic and diluted	$0.07	$0.06		$0.08

Weighted average shares outstanding
Basic and diluted	27,157,188	6,152,500

Pro forma shares used to compute net income per share				30,455,962

Statements of Financial Condition

	As of December 31, 2019
	Siebert	StockCross	Pro Forma Adjustments (unaudited)	Total Combined Siebert (unaudited)

ASSETS
Cash and cash equivalents	$3,082,000	$1,588,000	$—	$4,670,000
Cash and securities segregated for regulatory purposes	110,000	224,814,000	—	224,924,000
Receivables from customers	—	86,331,000	—	86,331,000
Receivables from broker-dealers and clearing organizations	3,067,000	1,265,000	(808,000)	3,524,000
Receivables from related party	1,000,000	—	(1,000,000)	—
Other receivables	223,000	627,000	(88,000)	762,000
Prepaid expenses and other assets	624,000	346,000	—	970,000
Securities borrowed	—	193,529,000	—	193,529,000
Securities owned, at fair value	—	3,018,000	—	3,018,000
Total Current assets	8,106,000	511,518,000	(1,896,000)	517,728,000

Deposits with broker-dealers and clearing organizations	3,186,000	1,840,000	(75,000)	4,951,000
Furniture, equipment and leasehold improvements, net	1,131,000	19,000	—	1,150,000
Software, net	1,888,000	—	—	1,888,000
Lease right-of-use assets	2,810,000	1,141,000	—	3,951,000
Equity method investment in related party	3,360,000	—	(3,360,000)	—
Deferred tax assets	4,981,000	407,000	—	5,388,000
Intangible assets, net	1,022,000	—	—	1,022,000
Goodwill	1,989,000	—	—	1,989,000
Total Assets	$28,473,000	$514,925,000	$(5,331,000)	$538,067,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables to customers	$—	$308,091,000	$—	$308,091,000
Payables to non-customers	—	9,151,000	(1,088,000)	8,063,000
Drafts payable	—	2,834,000	—	2,834,000
Payables to broker-dealers and clearing organizations	—	1,406,000	(883,000)	523,000
Payables to related parties	7,000	—	(7,000)	—
Accounts payable and accrued liabilities	1,473,000	963,000	7,000	2,443,000
Securities loaned	—	170,443,000	—	170,443,000
Securities sold, not yet purchased, at fair value	88,000	28,000	—	116,000
Interest payable	10,000	—	—	10,000
Notes payable - related party	3,000,000	5,000,000	—	8,000,000
Current portion of lease liabilities	1,291,000	936,000	—	2,227,000
Total Current liabilities	5,869,000	498,852,000	(1,971,000)	502,750,000

Lease liabilities, less current portion	1,823,000	359,000	—	2,182,000
Total Liabilities	7,692,000	499,211,000	(1,971,000)	504,932,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value	271,000	10,000	23,000	304,000
Additional paid-in capital	7,641,000	12,436,000	(180,000)	19,897,000
Retained earnings	12,869,000	3,268,000	(3,203,000)	12,934,000
Total Stockholders’ equity	20,781,000	15,714,000	(3,360,000)	33,135,000

Total Liabilities and stockholders' equity	$28,473,000	$514,925,000	$(5,331,000)	$538,067,000

Pro Forma Adjustments

The pro forma results include adjustments made for the consolidation of both entities. The statements of income reflects the elimination of StockCross’ other income and the Company’s corresponding custody and clearing fees resulting from the fully disclosed clearing relationship between MSCO and StockCross. In addition, the Company’s earnings recognized as part of its equity method investment in StockCross for the three and six months ended June 30, 2019 were eliminated upon consolidation. These adjustments to pre-tax income were tax affected using an estimated effective tax rate of 28.0%.

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

Pro Forma Statements

The following pro forma summary presents the statements of income of the Company as if the acquisition of WP had occurred on January 1, 2019, inclusive of pro forma adjustments (unaudited). WP’s financial statements have already been consolidated as part of the Company’s financial statements for the periods presented for 2020.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue	$13,805,000	$26,819,000
Operating income	$454,000	$1,788,000
Net income / (loss)	$(137,000)	$830,000

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

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of June 30, 2020	As of December 31, 2019
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC	$4,461,000	$3,059,000
Goldman Sachs	2,676,000	2,841,000
Pershing Capital	1,195,000	1,192,000
NFS	972,000	1,328,000
Securities fail-to-deliver	19,000	43,000
Globalshares	8,000	2,000
ICBC	—	10,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$9,331,000	$8,475,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$3,582,000	$523,000
Total Payables to broker-dealers and clearing organizations	$3,582,000	$523,000

5. Prepaid Service Contract

On April 21, 2020, MSCO entered into a Master Services Agreement (“MSA”), with InvestCloud, Inc. (“InvestCloud”). Pursuant to the MSA, InvestCloud agreed to provide MSCO with the InvestCloud Platform, a new client and back end interface and  related functionalities for MSCO’s key operations. MSCO agreed to pay InvestCloud as consideration therefore during the initial three year term an annual license fee of $600,000 as well as an upfront professional service fee of $1.0 million for one time configuration, installation and customization of the software. Following the initial three year term, the MSA will automatically renew for additional one-year terms unless terminated by MSCO upon 120 days’ notice.

In connection with the MSA, InvestCloud entered into a Side Letter Agreement (“Side Letter”) with the Company pursuant to which InvestCloud acquired 193,906 shares of the Company’s restricted common stock (the “Shares”) at a per share price of $5.81 (the Company’s share price as of the close of May 12, 2020) for a total of $1.1 million for professional services to integrate the InvestCloud Platform into Siebert’s existing systems and Robo-Advisor. The Shares were issued to InvestCloud on May 12, 2020 without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(a)(2) thereunder. This transaction is reflected in the “Non-cash investing and financing activities” section of the statements of cash flows.

In accordance with ASU 2018-15, Intangibles, Goodwill and Other Internal-Use Software, the Company recorded a prepaid asset equal to the $2.1 million of the total professional services related to the development work performed by InvestCloud, which is within the line item “Prepaid service contract – non-current” on the statements of financial condition. The Company will amortize this asset over the 3-year term of the contract, a period during which the arrangement is noncancelable. The license fees related to Siebert’s use of the InvestCloud Platform are prepaid three months in advance and are within the line item “Prepaid expenses and other assets” on the statements of financial condition. These prepaid license fees are amortized over the three month term. The amortization for all the prepaid assets related to InvestCloud development is within the line item titled “Technology and Communications.”

6. Fair Value Measurements

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

Fair Value Hierarchy Tables

The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the periods presented.

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Certificates of deposit	$—	$143,000	$—	$143,000

Securities owned, at fair value
U.S. government securities*	$2,042,000	$—	$—	$2,042,000
Corporate bonds	—	23,000	—	23,000
Equity securities	161,000	148,000	—	309,000
Total Securities owned, at fair value	$2,203,000	$171,000	$—	$2,374,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$17,000	$—	$17,000
Total Securities sold, not yet purchased, at fair value	$—	$17,000	$—	$17,000

*As of June 30, 2020, U.S. government securities mature on 08/31/2021

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Certificates of deposit	$—	$142,000	$—	$142,000

Segregated securities
U.S. government securities	$1,311,000	—	—	$1,311,000

Securities owned, at fair value
U.S. government securities	$2,007,000	$—	$—	$2,007,000
Corporate bonds	—	25,000	—	25,000
Equity securities	453,000	245,000	288,000	986,000
Total Securities owned, at fair value	$2,460,000	$270,000	$288,000	$3,018,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$88,000	$28,000	$—	$116,000
Total Securities sold, not yet purchased, at fair value	$88,000	$28,000	$—	$116,000

	Changes in Level 3 Equity Assets
	Six Months Ended June 30, 2020
	Amount	Valuation Technique	Reason for Change
Balance – January 1, 2020	$288,000	Liquidation value based on valuation report
Transfers out of level 3	(288,000)		Sale of equity security
Balance – June 30, 2020	$—

The following represents financial instruments in which the ending balances as of June 30, 2020 and December 31, 2019 are not carried at fair value in the statements of financial condition:

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

7. Leases

As of June 30, 2020, the Company rents office space under operating leases expiring in 2021 through 2024, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the statements of financial condition. The Company acquired two leases from its acquisition of StockCross, the impact of which is reflected in the following disclosures.

As of June 30, 2020, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis.

	As of June 30, 2020	As of December 31, 2019
Assets
Lease right-of-use assets	$3,062,000	$3,951,000
Liabilities
Lease liabilities	$3,443,000	$4,409,000

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

Lease Term and Discount Rate	As of June 30, 2020
Weighted average remaining lease term – operating leases (in years)	2.3
Weighted average discount rate – operating leases	5.0%

The following table represents lease costs and other lease information. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are determined by the leased square footage in proportion to the overall office building.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$575,000	$396,000	$1,146,000	$759,000
Short-term lease cost	24,000	110,000	63,000	240,000
Variable lease cost	99,000	87,000	216,000	125,000
Sublease income	—	—	—	—
Total Rent and occupancy	$698,000	$593,000	$1,425,000	$1,124,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$617,000	$444,000	$1,231,000	$826,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$160,000	$106,000	$2,075,000	$4,943,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of June 30, 2020 were as follows:

Year	Amount
2020	$1,214,000
2021	1,208,000
2022	624,000
2023	543,000
2024	56,000
Remaining balance of lease payments	3,645,000
Difference between undiscounted cash flows and discounted cash flows	202,000
Lease liabilities	$3,443,000

Rent and occupancy expenses were $698,000 and $593,000 for the three months ended June 30, 2020 and 2019, respectively. Rent and occupancy expenses were $1,425,000 and $1,124,000 for the six months ended June 30, 2020 and 2019, respectively.

8. Goodwill and Intangible Assets, Net

Goodwill

As of June 30, 2020 and December 31, 2019, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of WP.

Intangible Assets, Net

As a result of the Company’s acquisition of WP, the Company had intangible assets consisting of WP’s customer relationships and WP’s trade name, the fair values of which were $987,000 and $70,000, respectively, as of the acquisition date. Pursuant to the Company’s agreement with the original owners of WP, the Company agreed to discontinue using the name of Weeden Prime Services, LLC and filed to change it to WPS Prime Services, LLC in May 2020. As of June 30, 2020, the value of the WP trade name was zero.

Impairment

For the six months ended June 30, 2020, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and other tangible and intangible assets.

9. Notes Payable - Related Party

As of June 30, 2020, the Company had various notes payable to Gloria E. Gebbia, the Company’s principal stockholder, the details of which are presented below:

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

The interest expense incurred for the three months ended June 30, 2020 and 2019 was $88,000 and $31,000, respectively. The interest expense incurred for the six months ended June 30, 2020 and 2019 was $164,000 and $52,000, respectively. The interest payable for these notes was $30,000 and $10,000 as of June 30, 2020 and December 31, 2019, respectively. Effective March 3, 2020, the interest rates on the loans due November 30, 2020 and September 4, 2020 were renegotiated from 2.75% and 1.75%, respectively, to 4%. There was no consideration paid or received as part of this renegotiation.

Notes subordinated to MSCO are subordinated to the claims of general creditors, approved by FINRA, and are included in MSCO’s calculation of net capital and the capital requirements under FINRA and SEC regulations.

10. Revenue Recognition

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

For the three months ended June 30, 2020 stock borrow / stock loan revenue was $771,000 ($2,008,000 gross revenue less $1,237,000 expenses). For the three months ended June 30, 2019 stock borrow / stock loan revenue was $423,000 ($2,831,000 gross revenue minus $2,408,000 expenses).

For the six months ended June 30, 2020 stock borrow / stock loan revenue was $1,215,000 ($3,671,000 gross revenue less $2,456,000 expenses). For the six months ended June 30, 2019 stock borrow / stock loan revenue was $1,004,000 ($6,270,000 gross revenue minus $5,266,000 expenses).

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

Categorization of Revenue

The following table presents the Company’s major revenue categories and when each category is recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Category	2020	2019	2020	2019	Timing of Recognition

Trading Execution and Clearing Services
Commissions and fees	$4,887,000	$2,591,000	$10,470,000	$4,859,000	Recorded on trade date
Principal transactions	2,581,000	1,921,000	5,784,000	3,811,000	Recorded on trade date
Market making	615,000	410,000	1,085,000	973,000	Recorded on trade date
Stock borrow / stock loan	771,000	423,000	1,215,000	1,004,000	Recorded as earned
Advisory fees	243,000	193,000	505,000	361,000	Recorded as earned
Total Trading Execution and Clearing Services	9,097,000	5,538,000	19,059,000	11,008,000

Other Income
Margin interest, marketing and distribution fees
Margin interest	1,829,000	2,870,000	4,335,000	5,687,000	Recorded as earned
12b1 fees	296,000	823,000	1,084,000	1,562,000	Recorded as earned
Total Margin interest, marketing and distribution fees	2,125,000	3,693,000	5,419,000	7,249,000

Interest income	909,000	1,186,000	2,240,000	2,359,000	Recorded as earned
Other income	488,000	264,000	702,000	343,000	Recorded as earned

Total Other Income	3,522,000	5,143,000	8,361,000	9,951,000

Total Revenue	$12,619,000	$10,681,000	$27,420,000	$20,959,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions, Market making, Stock borrow / stock loan, Advisory fees	Provide financial services to customers and counterparties
Margin interest, marketing and distribution fees, Interest income, Other income	n /a

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

The Company paid client expenses of approximately $134,000 and $352,000 for the three months and six months ended June 30, 2020, respectively. The Company had an outstanding receivable and payable of approximately $7,000 and $207,000, respectively, as of June 30, 2020. The receivable and payable are in the line items “Other receivables” and “Accounts payable and accrued liabilities,” respectively, on the statement of financial condition.

As of June 30, 2020 and December 31, 2019, no allowance for uncollectible commissions was necessary as management believes all commissions receivable and prepaid research services expenses will be realized.

Other Items

For the six months ended June 30, 2020 and 2019, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities.

The Company concludes that its revenue streams have the same underlying economic factors, and as such, no disaggregation of revenue is required.

11. Referral Fees

Upon the acquisition of WP, the Company has agreements with various third parties to share commissions and pay fees as defined in the respective agreements. These expenses totaled approximately $162,000 and $273,000 for the three and six months ended June 30, 2020, respectively, which are presented in the line item “Referral fees” in the statements of income.

12. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2020, the Company’s conclusion regarding the realizability of its deferred tax assets did not change.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhanced recoverability of AMT tax credits. The CARES Act did not have a significant impact on the Company’s financial statements as of June 30, 2020.

Effective Tax Rate

For the three months ended June 30, 2020, the Company recorded an income tax benefit of $10,000 on income before provision for income taxes of $489,000. The effective tax rate for the three months ended June 30, 2020 was (2)%. The Company recorded an income tax benefit of $94,000 primarily related to certain return to provision adjustments as the Company finalized the filing of its 2019 federal and material state and local taxes for the three months ended June 30, 2020.

For the six months ended June 30, 2020, the Company recorded an income tax provision of $525,000 on income before provision for income taxes of $2,000,000. The effective tax rate for the six months ended June 30, 2020 was 26%. The effective tax rate differs from the statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes. The Company recorded a discrete tax expense of $152,000 primarily related to an adjustment of certain deferred tax assets and the impact of finalizing the 2019 federal and material state and local taxes for the six months ended June 30, 2020.

For the three and six months ended June 30, 2019, the Company recorded an income tax provision of $620,000 and $1,017,000, respectively. The effective tax rate for the three and six months ended June 30, 2019 was 36% and 31%, respectively. The effective tax rate differs from the statutory rate of 21% is primarily related to changes in deferred tax expense calculated by using federal and state net operating losses.

13. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average of the number of outstanding common shares during the period. The Company had net income of $449,000 and $1,079,000 for the three months ended June 30, 2020 and 2019, respectively. The Company had net income of $1,475,000 and $2,303,000 for the six months ended June 30, 2020 and 2019, respectively.

14. Capital Requirements

MSCO and StockCross

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Securities Act of 1934. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of June 30, 2020, MSCO’s net capital was $24.8 million, which was approximately $22.9 million in excess of its required net capital of $1.9 million, and its percentage of aggregate debit balances to net capital was 25.7%.

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

Special Reserve Account

MSCO is subject to Customer Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of June 30, 2020, MSCO had cash deposits of $255.6 million in the special reserve accounts which was $13.4 million in excess of the deposit requirement of $242.2 million. After adjustments for deposit(s) and / or withdrawal(s) made on July 1, 2020, MSCO had $1 million in excess of the customer reserve requirement.

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

As of June 30, 2020, WP’s net capital was approximately $4.0 million which was $3.7 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2019, WP’s net capital was approximately $3.9 million which was $3.7 million in excess of its minimum requirement of $250,000 under 15c3-1.
15. Financial Instruments with Off-Balance Sheet Risk
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
The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.
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
16. Commitments, Contingencies, and Other

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

As part of this plan, the Company recognized expenses of $340,000 and $169,000 for the three months ended June 30, 2020 and 2019, respectively. As part of this plan, the Company recognized expenses of $550,000 and $458,000 for the six months ended June 30, 2020 and 2019, respectively.

The Company had an accrual of $78,000 as of June 30, 2020, which represents the historical estimate of future claims to be recognized for claims incurred prior to the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

17. Related Party Disclosures

StockCross

StockCross and the Company were under common ownership, and prior to January 1, 2020, StockCross served as one of the clearing broker-dealers for the Company. The StockCross clearing agreement with the Company provided that StockCross passed through all revenue and charged the Company for related clearing expenses. Outside of the clearing agreement, the Company had an expense sharing agreement with StockCross for its Beverly Hills and Jersey City branch offices, and StockCross paid some vendors for miscellaneous expenses which it passed through to the Company.

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

Kennedy Cabot Acquisition, LLC

Kennedy Cabot Acquisition, LLC (“KCA”) is an affiliate of the Company and is under common ownership with the Company. To gain efficiencies and economies of scale with billing and administrative functions, KCA serves as a paymaster for the Company for payroll and related functions, the entirety of which KCA passes through to the subsidiaries of the Company proportionally. In addition, KCA has purchased the naming rights of the Company for the Company to use.

KCA sponsors a 401(k) profit sharing plan which covers substantially all of the Company’s employees. Employee contributions to the plan are at the discretion of eligible employees. There were no contributions by the Company or KCA to the plan for the six months ended June 30, 2020 and 2019.

In January 2020, MSCO sold approximately $290,000 worth of a private equity security to KCA at cost.

Park Wilshire Companies, Inc.

PWC brokers the insurance policies for related parties. Revenue for PWC from related parties was $7,000 and $35,000 for the three months ended June 30, 2020 and 2019, respectively. Revenue for PWC from related parties was $44,000 and $64,000 for the six months ended June 30, 2020 and 2019, respectively.

Gloria E. Gebbia and John J. Gebbia

The Company has entered into various debt agreements with Gloria E. Gebbia, the Company’s principal stockholder. See “Note 9 – Notes Payable - Related Party” for additional detail.
In addition, the Company’s obligations under its Agreement with East West Bank are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, individually and as a co-trustee of the John and Gloria Living Trust, U/D/T December 8, 1994 (the “Trust”) and Gloria E. Gebbia, individually and as a co-trustee of the Trust. See “Note 18 – Subsequent Events” for additional detail.
Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a relative of the Gebbia Family. For both the three months ended June 30, 2020 and 2019, the Company paid $15,000 in rent for this branch office. For both the six months ended June 30, 2020 and 2019, the Company paid $30,000 in rent for this branch office.

18. Subsequent Events

The Company has evaluated events that have occurred subsequent to June 30, 2020 and through August 13, 2020, the date of the filing of this report.

Loan and Security Agreement with East West Bank
As previously reported in a Current Report on Form 8-K filed July 28, 2020, on July 22, 2020, the Company entered into a Loan and Security Agreement (the “Agreement”) with East West Bank. In accordance with the terms of this Agreement, the Company has the ability to borrow term loans in an aggregate principal amount not to exceed $10 million during the two year period after July 22, 2020. The Company’s obligations under the Agreement are secured by a lien on all of the Company’s cash, dividends, stocks and other monies and property from time to time received or receivable in exchange for the Company’s equity interests in and any other rights to payment from the Company’s subsidiaries; any deposit accounts into which the foregoing is deposited and all substitutions, products, proceeds (cash and non-cash) arising out of any of the foregoing.
Term loans made pursuant to the Agreement shall bear interest, at the Company’s option, (i) at the prime rate, as reported by the Wall Street Journal, or (ii) 3.0% above the LIBOR rate, provided that the minimum interest rate on any term loan will not be less than 3.25%. As of the end of July 2020, the Company has drawn down approximately $5.0 million under this agreement.
In addition, the Company’s obligations under the Agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, individually and as a co-trustee of the John and Gloria Living Trust, U/D/T December 8, 1994 (the “Trust”) and Gloria E. Gebbia, individually and as a co-trustee of the Trust.
Other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the financial statements as of June 30, 2020.

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

Operations

In response to the pandemic and for the protection of our employees, clients and business partners, we implemented remote work arrangements for nearly 100% of our employees, restricted business travel and temporarily closed some of our branch offices. To date, with our ability to meet a vast majority of our clients' needs through our technology-based platforms and services, these arrangements have not materially affected our ability to maintain our business operations. Throughout this challenging time, our unwavering focus on continuing to earn our clients’ trust is made possible by the significant contributions of our employees, and we remain committed to serving our clients while protecting our employees’ wellbeing. As of the date of this report, we have started reopening some of our branch offices while ensuring compliance with federal, state, and local laws as well as health and safety guidelines. We have implemented a number of safety precautions such as social distancing and proper sanitation of work spaces to ensure the safety of those in our branch offices. We plan to fully reopen our branch offices once we believe it is safe and in compliance with laws and guidelines to do so.

Financial Impact

During the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate twice for a total of 150 basis points to near zero. This decline in interest rates has led to a decrease in our revenue from margin interest, marketing and distribution fees and interest income and may continue to have a negative impact on these revenue streams in the foreseeable future.

Our commissions and fees and principal transaction revenues decreased but were relatively resilient considering the volatility of the market starting at the end of the first quarter and continuing through the second quarter of 2020. In addition, revenue from our institutional customer base has stayed consistent from the first quarter of 2020. We note that the revenue from our business lines acquired from StockCross that are not directly correlated to interest rates such as market making, stock loan and other income have increased from the prior quarter.

In terms of expenses, we have reduced the salary of higher-level employees and we have made a reduction in force in certain areas of our business; however, we do not believe these changes will have a material impact on the operations of our business. We are also evaluating vendor arrangements to identify areas where we can optimize our cost structure while maintaining operational efficiency and quality of the customer experience. In addition, we are evaluating our branch office spaces and various lease agreements especially in light of our ability to work remotely.

The situation surrounding COVID-19 has not materially impacted our position or future outlook related to liquidity as we have been able to meet all obligations and believe we will be able to do so in the foreseeable future.

Conclusion

We note that the ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. We are currently monitoring the COVID-19 situation and will continue to respond to meet the demands of our clients as well as protect our employees.

Acquisitions

StockCross

Overview

Established in 1971, StockCross was one of the largest privately-owned brokerage firms in the nation and its operations consisted primarily of market making, fixed-income products distribution, online or broker-assisted equity trading, securities lending, and equity stock plan services.

In January 2019, we acquired approximately 15% ownership of StockCross which was accounted for under the equity method. Effective January 1, 2020, we acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of our common stock and StockCross was merged with and into MSCO. As of January 1, 2020, the business and operations of StockCross became part of MSCO, and all clearing and other services provided by StockCross are performed by MSCO. In addition, as of January 1, 2020, our equity method investment in StockCross was eliminated.

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

Recent Results

The new business lines acquired from StockCross have added additional revenue streams to our statements of income. These new revenue streams include interest income from clearing operations, market making, and stock borrow / stock loan, all of which have contributed approximately $3.3 million of revenue for the six months ended June 30, 2020. In terms of our existing revenue streams, StockCross added incremental commissions and fees, margin interest, marketing and distribution fees, and principal transactions from their client base and operations. Our existing expenses primarily related to compensation, occupancy as well as clearing and technology costs have also increased from the corresponding increase in StockCross revenue and operations. See “Note 10 – Revenue Recognition” for further detail on our revenue streams and corresponding accounting policies.

The acquisition of StockCross has also impacted our statements of financial condition as the nature of StockCross’ business requires the presentation of various customer and securities assets and corresponding liabilities on the statements of financial condition. StockCross has added new assets to our statements of financial condition such as cash and securities segregated for regulatory purposes as well as receivables from customers and securities borrowed as well as new liabilities such as payables to customers, payables to non-customers and securities loaned. StockCross has also added incremental assets and liabilities to the majority of our existing items within our statements of financial condition such as receivables from broker-dealers and clearing organizations and notes payable – related party.

Further, as of January 1, 2020, the acquisition of StockCross added approximately $1.5 billion in retail customer net worth and approximately 30,000 retail accounts to Siebert.

WP

Overview

Effective December 1, 2019, we acquired all of the issued and outstanding membership interests of WP, a prime brokerage services provider, for a cash consideration of approximately $7.1 million, and WP became a wholly-owned subsidiary of Siebert.

The acquisition resulted in approximately $1,989,000 of goodwill and we acquired two intangible assets, WP’s customer relationships and WP’s trade name. We also acquired other assets consisting mostly of receivables from broker-dealers and clearing organizations and assumed liabilities consisting mostly of accounts payable and accrued expenses.

Recent Developments

As previously disclosed in a Current Report on Form 8-K filed on June 26, 2020, on June 22, 2020, we entered into an agreement pursuant to which upon closing we would have sold all our member interests in WP to WPS Acquisitions, LLC for a purchase price of $7.3 million. As reported in a Current Report on Form 8-K filed on July 30, 2020, effective July 24, 2020, we terminated the agreement.

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

Client Account Metrics – Retail Customers
	As of June 30,
	2020	2019
Retail customer margin debit balances (in billions)	$0.4	$0.3
Retail customer credit balances (in billions)	$0.6	$0.6
Retail customer money market fund value (in billions)	$0.7	$0.6
Retail customer net worth (in billions)	$12.3	$12.5
Retail customer accounts	109,294	104,551

•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions
•	Retail customer credit balances represents client cash held in brokerage accounts
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds
•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits
•	Retail customer accounts represents the number of retail customers

Client Account Metrics – Institutional Customers
As of June 30, 2020
Institutional customer net worth (in billions)	$1.3

•	Institutional customer net worth represents the total value of securities and cash in the institutional customer accounts after deducting margin debits and short positions

Client Activity Metrics
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total retail trades	120,821	74,944	241,316	154,298
Average commission per retail trade	$14.96	$18.77	$15.21	$18.83

•	Total retail trades represents retail trades that generate commissions
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades

Statements of Income and Financial Condition

Overview

We acquired StockCross in January 2020; however, Siebert and StockCross have been presented on a combined basis for all periods presented. As such, the results of StockCross are included in the statements of income and statements of financial condition discussed below.

We acquired WP in December 2019 which added various revenue streams and corresponding expenses to our statement of income for the three and six months ended June 30, 2020. As such, the results of WP’s operations impact our comparisons for the statements of income and statements of financial condition discussed below.

Statements of Income for the Three Months Ended June 30, 2020 and 2019

Revenue

Commissions and fees for the three months ended June 30, 2020 were $4,887,000 and increased by $2,296,000 from the corresponding period in the prior year, primarily due to the increase in trading activities from WP’s institutional clients.

Margin interest, marketing and distribution fees for the three months ended June 30, 2020 were $2,125,000 and decreased by $1,568,000 from the corresponding period in the prior year, primarily due to the declining interest rate environment.

Principal transactions for the three months ended June 30, 2020 were $2,581,000 and increased by $660,000 from the corresponding period in the prior year, primarily due to market conditions during the second quarter of 2020.

Interest income for the three months ended June 30, 2020 was $909,000 and decreased by $277,000 from the corresponding period in the prior year, primarily due to the declining interest rate environment.

Market making for the three months ended June 30, 2020 was $615,000 and increased by $205,000 from the corresponding period in the prior year, primarily due to market conditions during the three months ended June 30, 2020.

Stock borrow / stock loan for the three months ended June 30, 2020 was $771,000 and increased by $348,000 from the corresponding period in the prior year, primarily due to the organic growth of the business and strong market conditions.

Advisory fees for the three months ended June 30, 2020 were $243,000 and increased by $50,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line which included revenue growth related to our Robo-Advisor.

Other income for the three months ended June 30, 2020 was $488,000 and increased by $224,000 from the corresponding period in the prior year, primarily due to miscellaneous account fees as well as the addition of WP’s business.

Operating Expenses

Employee compensation and benefits for the three months ended June 30, 2020 were $6,614,000 and increased by $2,138,000 from the corresponding period in the prior year, primarily due to incremental WP salaries and commission payouts as well as increased commission payouts corresponding to the increase in principal transaction revenue, partially offset by the reduction in salaries and staff during the second quarter.

Clearing fees, including execution costs for the three months ended June 30, 2020 were $1,339,000 and increased by $613,000 from the corresponding period in the prior year, primarily due to the addition of WP’s operations.

Technology and communications expenses for the three months ended June 30, 2020 were $953,000 and increased by $553,000 from the corresponding period in the prior year, primarily due to an overall higher level of spend related to technology operating services as well as the addition of WP’s technology operations in 2020.

Other general and administrative expenses for the three months ended June 30, 2020 were $401,000 and decreased by $784,000 from the corresponding period in the prior year, primarily due to the expansion of our Jersey City branch office and the establishment of our Miami branch office occurring in the corresponding period in the prior year.

Data processing expenses for the three months ended June 30, 2020 were $754,000 and increased by $336,000 from the corresponding period in the prior year, primarily due to increased technology costs related to clearing operations.

Rent and occupancy expenses for the three months ended June 30, 2020 were $698,000 and increased by $105,000 from the corresponding period in the prior year, primarily due to the increase in rent from the addition of WP’s offices.

Professional fees for the three months ended June 30, 2020 were $744,000 and decreased by $158,000 from the corresponding period in the prior year, primarily due to a reduction in legal fees.

Depreciation and amortization expenses for the three months ended June 30, 2020 were $377,000 and increased by $126,000 from the corresponding period in the prior year, primarily due to the depreciation and amortization of incremental purchases of fixed assets and software as well as the amortization related to the intangible assets acquired from WP.

Referral fees for the three months ended June 30, 2020 were $162,000 and increased by $162,000 from the corresponding period in the prior year, primarily due to the commission payouts to other institutional brokers.

Interest expense for the three months ended June 30, 2020 was $88,000 and increased by $57,000 from the corresponding period in the prior year, primarily due to the interest on the promissory note to finance part of the acquisition of WP.

Provision (Benefit) For (From) Income Taxes

Benefit from income taxes for the three months ended June 30, 2020 was $10,000, a decrease of income tax expense of $630,000 from the corresponding period in the prior year, primarily due to changes in deferred tax expense calculated by using federal and state net operating losses.

Statements of Income for the Six Months Ended June 30, 2020 and 2019

Revenue

Commissions and fees for the six months ended June 30, 2020 were $10,470,000 and increased by $5,611,000 from the corresponding period in the prior year, primarily due to the increase in trading activities from WP’s institutional clients.

Margin interest, marketing and distribution fees for the six months ended June 30, 2020 were $5,419,000 and decreased by $1,830,000 from the corresponding period in the prior year, primarily due to the declining interest rate environment.

Principal transactions for the six months ended June 30, 2020 were $5,784,000 and increased by $1,973,000 from the corresponding period in the prior year, primarily due to market conditions during 2020.

Interest income for the six months ended June 30, 2020 was $2,240,000 and decreased by $119,000 from the corresponding period in the prior year, primarily due to the declining interest rate environment.

Market making for the six months ended June 30, 2020 was $1,085,000 and increased by $112,000 from the corresponding period in the prior year, primarily due to market conditions during 2020.

Stock borrow / stock loan for the six months ended June 30, 2020 was $1,215,000 and increased by $211,000 from the corresponding period in the prior year, primarily due to the organic growth of the business and strong market conditions.

Advisory fees for the six months ended June 30, 2020 were $505,000 and increased by $144,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line which included revenue growth related to our Robo-Advisor.

Other income for the six months ended June 30, 2020 was $702,000 and increased by $359,000 from the corresponding period in the prior year, primarily due to miscellaneous account fees and the addition of WP’s business.

Operating Expenses

Employee compensation and benefits for the six months ended June 30, 2020 were $13,905,000 and increased by $4,901,000 from the corresponding period in the prior year, primarily due to incremental WP salaries and commission payouts as well as increased commission payouts corresponding to the increase in principal transaction revenue, partially offset by the reduction in salaries and staff during the second quarter.

Clearing fees, including execution costs for the six months ended June 30, 2020 were $2,637,000 and increased by $1,109,000 from the corresponding period in the prior year, primarily due to the addition of WP’s operations.

Technology and communications expenses for the six months ended June 30, 2020 were $1,934,000 and increased by $1,112,000 from the corresponding period in the prior year, primarily due to an overall higher level of spend related to technology operating services as well as the addition of WP’s technology operations in 2020.

Other general and administrative expenses for the six months ended June 30, 2020 were $1,255,000 and decreased by $663,000 from the corresponding period in the prior year, primarily due to the expansion of our Jersey City branch office and the establishment of our Miami branch office occurring in the corresponding period in the prior year.

Data processing expenses for the six months ended June 30, 2020 were $1,603,000 and increased by $642,000 from the corresponding period in the prior year, primarily due to increased technology costs related to service bureaus.

Rent and occupancy expenses for the six months ended June 30, 2020 were $1,425,000 and increased by $301,000 from the corresponding period in the prior year, primarily due to the increase in rent from the addition of WP’s offices.

Professional fees for the six months ended June 30, 2020 were $1,399,000 and decreased by $386,000 from the corresponding period in the prior year, primarily due to a reduction in legal fees.

Depreciation and amortization expenses for the six months ended June 30, 2020 were $825,000 and increased by $380,000 from the corresponding period in the prior year, primarily due to the depreciation and amortization of incremental purchases of fixed assets and software as well as the amortization related to the intangible assets acquired from WP.

Referral fees for the six months ended June 30, 2020 were $273,000 and increased by $273,000 from the corresponding period in the prior year, primarily due to the commission payouts to other institutional brokers.

Interest expense for the six months ended June 30, 2020 was $164,000 and increased by $112,000 from the corresponding period in the prior year, primarily due to the interest on the promissory note to finance part of the acquisition of WP.

Provision (Benefit) For (From) Income Taxes

Provision for income taxes for the six months ended June 30, 2020 was $525,000 and decreased by $492,000 from the corresponding period in the prior year, primarily due to changes in deferred tax expense calculated by using federal and state net operating losses.

Statements of Financial Condition as of June 30, 2020 and December 31, 2019

Assets

Assets as of June 30, 2020 were $536,687,000 and decreased by $1,380,000 from December 31, 2019, primarily due to the decrease in securities borrowed and receivables from customers, partially offset by the increase in cash and securities segregated for regulatory purposes.

Liabilities

Liabilities as of June 30, 2020 were $500,950,000 and decreased by $3,982,000 from December 31, 2019, primarily due the decrease in securities loaned, partially offset by the increase in payables to customers and payables to broker-dealers and clearing organizations.

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

See “Note 14 – Capital Requirements” for more detail on our capital requirements.

Loan and Security Agreement with East West Bank
On July 22, 2020, we entered into a Loan and Security Agreement with East West Bank. In accordance with the terms of this agreement, we have the ability to borrow term loans in an aggregate principal amount not to exceed $10 million during the two-year period after July 22, 2020. Our obligations under the agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, Gloria E. Gebbia and a trust for which they are mutually co-trustees. As of the end of July 2020, we have drawn down approximately $5.0 million under this agreement. See “Note 18 – Subsequent Events” for more detail on this agreement.

Contractual Obligations
Leases

Future annual minimum payments for operating leases with initial terms of greater than one year as of June 30, 2020 were as follows:

Year	Amount
2020	$1,214,000
2021	1,208,000
2022	624,000
2023	543,000
2024	56,000
Total	$3,645,000

See “Note 7 – Leases” for more detail on our lease arrangements and corresponding disclosures.

Notes Payable – Related Party

We have $8 million in notes payable to Gloria E. Gebbia,  all of which matures in 2020. See “Note 9 – Notes Payable - Related Party” for more detail.

Prepaid Service Contract

We have entered into an agreement with InvestCloud for development work related to our online platform as well as Robo-Advisor. As part of this agreement, we have an obligation to pay for the license fees associated with the InvestCloud Platform for a three year term. See “Note 5 – Prepaid Service Contract” for more detail.

Off-Balance Sheet Arrangements

Customer transactions are cleared through our clearing firms on a fully disclosed basis. If customers do not fulfill their contractual obligations, we may incur loss in connection with the purchase or sale of securities at prevailing market prices to satisfy customer obligations. We regularly monitor the activity in customer accounts for compliance with margin requirements. We are exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the six months ended June 30, 2020 and 2019.

Impairment

We have concluded that as of June 30, 2020, there have been no impairments to the carrying value of the Company’s goodwill and other tangible and intangible assets.

Segment

We concluded as of June 30, 2020, Siebert is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of Siebert from a consolidated perspective.

Related Party Disclosures

During the course of business, we enter into various agreements and transactions with related parties. See “Note 17 – Related Party Disclosures” for more detail on our related party disclosures.

Critical Accounting Policies

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2019 Form 10-K. There have been no changes to critical accounting estimates as of June 30, 2020.

New Accounting Pronouncements

We have adopted certain new accounting pronouncements during the reporting period. See “Note 2 – New Accounting Standards” for more detail on the new accounting pronouncements and their impact on our financial statements.

Fair Value Measurements

We have securities that are valued using the fair value framework under ASC 820 within our assets and liabilities as of June 30, 2020 and December 31, 2019. The majority of the assets are level 1 U.S. government securities and equity securities as well as level 2 equity securities that are in the line items “Cash and securities segregated for regulatory purposes” and “Securities owned, at fair value.” The liabilities consist of relatively small amounts of level 1 and level 2 equity securities in the line item “Securities sold, not yet purchased, at fair value.” See “Note 6 – Fair Value Measurements” for more detail.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the risk factors discussed in Part I - Item 1A - Risk Factors, in our 2019 Form 10-K, as supplemented by the risk factors included in our Quarterly Report on Form 10-Q for the period ended March 31, 2020. Each of such risk factors could materially affect our business, financial position, and results of operations. Other than the supplemental risk factors provided in the Quarterly Report on Form 10-Q for the period ended March 31, 2020, there have been no material changes from the risk factors disclosed in our 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 21, 2020, we entered into an agreement with InvestCloud pursuant to which InvestCloud acquired 193,906 shares of our restricted common stock (the “Shares”). The Shares were issued on May 12, 2020 at a per share price of $5.81 (Siebert’s share price as of the close of May 12, 2020) for a total of $1.1 million for professional services to integrate InvestCloud’s software into Siebert’s existing platforms as well as its Robo-Advisor. The Shares were issued to InvestCloud without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(a)(2) thereunder. See “Note 5 – Prepaid Service Contract” for more detail.

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

Dated: August 13, 2020