Form 10-Q
period 2020-09-30
SIEBERT FINANCIAL CORP
filed 2020-11-16
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2020, there were 30,953,710 shares of the registrant’s common stock.

SIEBERT FINANCIAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30, 2020	December 31, 2019*
ASSETS

Current assets
Cash and cash equivalents	$4,536,000	$4,670,000
Cash and securities segregated for regulatory purposes	263,980,000	224,924,000
Receivables from customers	91,842,000	86,331,000
Receivables from broker-dealers and clearing organizations	3,312,000	3,524,000
Other receivables	873,000	762,000
Prepaid expenses and other assets	1,444,000	970,000
Securities borrowed	283,757,000	193,529,000
Securities owned, at fair value	3,480,000	3,018,000
Total Current assets	653,224,000	517,728,000

Deposits with broker-dealers and clearing organizations	5,094,000	4,951,000
Prepaid service contract – non-current	1,890,000	—
Furniture, equipment and leasehold improvements, net	850,000	1,150,000
Software, net	1,503,000	1,888,000
Lease right-of-use assets	2,813,000	3,951,000
Deferred tax assets	5,239,000	5,388,000
Intangible assets, net	850,000	1,022,000
Goodwill	1,989,000	1,989,000
Total Assets	$673,452,000	$538,067,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$342,156,000	$308,091,000
Payables to non-customers	9,346,000	8,063,000
Drafts payable	1,635,000	2,834,000
Payables to broker-dealers and clearing organizations	356,000	523,000
Accounts payable and accrued liabilities	2,754,000	2,443,000
Securities loaned	266,777,000	170,443,000
Securities sold, not yet purchased, at fair value	25,000	116,000
Interest payable	—	10,000
Current portion of notes payable - related party	3,000,000	8,000,000
Current portion of lease liabilities	1,633,000	2,227,000
Current portion of long-term debt	997,000	—
Total Current liabilities	628,679,000	502,750,000

Lease liabilities, less current portion	1,548,000	2,182,000
Notes payable – related party, less current portion	3,000,000	—
Long-term debt, less current portion	3,907,000	—
Total Liabilities	637,134,000	504,932,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 30,653,710 and 30,459,804 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively**	306,000	304,000
Additional paid-in capital	21,022,000	19,897,000
Retained earnings	14,990,000	12,934,000
Total Stockholders’ equity	36,318,000	33,135,000

Total Liabilities and stockholders' equity	$673,452,000	$538,067,000
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

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Commissions and fees	$4,679,000	$2,273,000	$15,149,000	$7,132,000
Margin interest, marketing and distribution fees	2,311,000	3,912,000	7,730,000	11,161,000
Principal transactions	2,342,000	2,327,000	8,126,000	6,138,000
Interest income	915,000	1,061,000	3,155,000	3,417,000
Market making	423,000	330,000	1,508,000	1,303,000
Stock borrow / stock loan	1,267,000	349,000	2,482,000	1,353,000
Advisory fees	305,000	211,000	810,000	572,000
Other income	333,000	290,000	1,035,000	633,000
Total Revenue	12,575,000	10,753,000	39,995,000	31,709,000

Expenses
Employee compensation and benefits	6,584,000	4,809,000	20,489,000	13,812,000
Clearing fees, including execution costs	1,270,000	798,000	3,907,000	2,325,000
Technology and communications	1,322,000	441,000	3,256,000	1,264,000
Other general and administrative	455,000	868,000	1,710,000	2,787,000
Data processing	784,000	527,000	2,387,000	1,487,000
Rent and occupancy	694,000	630,000	2,119,000	1,754,000
Professional fees	760,000	783,000	2,159,000	2,568,000
Depreciation and amortization	368,000	244,000	1,193,000	689,000
Referral fees	154,000	—	427,000	—
Interest expense	89,000	31,000	253,000	84,000
Total Expenses	12,480,000	9,131,000	37,900,000	26,770,000

Income before provision (benefit) for (from) income taxes	95,000	1,622,000	2,095,000	4,939,000
Provision (benefit) for (from) income taxes	(486,000)	349,000	39,000	1,365,000
Net income	$581,000	$1,273,000	$2,056,000	$3,574,000

Net income per share of common stock
Basic and diluted	$0.02	$0.04	$0.07	$0.12

Weighted average shares outstanding
Basic and diluted	30,653,710	30,455,962	30,565,822	30,455,962

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance – January 1, 2020	27,157,188	$271,000	$7,641,000	$12,869,000	$20,781,000
Shares issued for StockCross purchase	3,302,616	33,000	12,256,000	65,000	12,354,000
Net income	—	—	—	976,000	976,000
Balance – March 31, 2020	30,459,804	$304,000	$19,897,000	$13,910,000	$34,111,000
Shares issued for payment of professional services	193,906	2,000	1,125,000	—	1,127,000
Net income	—	—	—	499,000	499,000
Balance – June 30, 2020	30,653,710	$306,000	$21,022,000	$14,409,000	$35,737,000
Net income	—	—	—	581,000	581,000
Balance – September 30, 2020	30,653,710	$306,000	$21,022,000	$14,990,000	$36,318,000

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance – January 1, 2019	27,157,188	$271,000	$7,641,000	$9,262,000	$17,174,000
Shares issued for StockCross purchase	3,302,616	33,000	14,037,000	—	14,070,000
Net income	—	—	—	1,224,000	1,224,000
Balance – March 31, 2019	30,459,804	$304,000	$21,678,000	$10,486,000	$32,468,000
Net income	—	—	—	1,079,000	1,079,000
Balance – June 30, 2019	30,459,804	$304,000	$21,678,000	$11,565,000	$33,547,000
Return of capital distribution	—	—	(1,600,000)	—	(1,600,000)
Net income	—	—	—	1,273,000	1,273,000
Balance – September 30, 2019	30,459,804	$304,000	$20,078,000	$12,838,000	$33,220,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$2,056,000	$3,574,000
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Deferred income tax expense	148,000	672,000
Depreciation and amortization	1,193,000	689,000

Changes in
Receivables from customers	(5,511,000)	(15,339,000)
Receivables from non-customers	—	(103,000)
Receivables from and deposits with broker-dealers and clearing organizations	69,000	(14,000)
Securities borrowed	(90,228,000)	43,382,000
Securities owned, at fair value	(462,000)	1,671,000
Prepaid expenses and other assets	(586,000)	167,000
Prepaid service contract – non-current	(763,000)	—
Payables to customers	34,065,000	(3,541,000)
Payables to non-customers	1,283,000	(3,847,000)
Drafts payable	(1,199,000)	234,000
Payables to broker-dealers and clearing organizations	(167,000)	1,004,000
Accounts payable and accrued liabilities	311,000	(143,000)
Securities loaned	96,334,000	(35,905,000)
Securities sold, not yet purchased, at fair value	(91,000)	(4,000)
Interest payable	(10,000)	—
Lease liabilities	(90,000)	334,000
Taxes payable	—	14,000
Other liabilities	—	91,000
Net cash provided by / (used in) operating activities	36,352,000	(7,064,000)

Cash Flows From Investing Activities
Escrow deposit	—	(2,000,000)
Purchase of furniture, equipment, and leasehold improvements	—	(783,000)
Purchase of software	(334,000)	(1,086,000)
Net cash used in investing activities	(334,000)	(3,869,000)

Cash Flows From Financing Activities
Notes payable – related party	(2,000,000)	2,000,000
Long-term debt	4,904,000	—
Purchase of StockCross common stock	—	(3,425,000)
Return of capital distribution - StockCross	—	(1,600,000)
Treasury stock sales - StockCross	—	172,000
Net cash provided by / (used in) financing activities	2,904,000	(2,853,000)

Net increase / (decrease) in cash and cash equivalents, and cash and securities segregated for regulatory purposes	38,922,000	(13,786,000)
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	229,594,000	214,038,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$268,516,000	$200,252,000

Cash and cash equivalents - end of period	$4,536,000	$5,883,000
Cash and securities segregated for regulatory purposes - end of period	263,980,000	194,369,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$268,516,000	$200,252,000

Supplemental cash flow information
Cash paid during the period for income taxes	$133,000	$635,000
Cash paid during the period for interest	$263,000	$84,000

Non-cash investing and financing activities
Shares issued for payment of professional services	$1,127,000	$—

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

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the nine months ended September 30, 2020 and 2019 were derived from its operations in the U.S.

As of September 30, 2020, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

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

Acquisition of StockCross

As previously disclosed in a Current Report on Form 8-K filed on January 25, 2019, the Company purchased approximately 15% of the outstanding shares of StockCross Financial Services, Inc. (“StockCross”). Subsequently, as previously disclosed in a Current Report on Form 8-K filed on January 7, 2020, the Company acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of the Company’s common stock. Effective January 1, 2020, StockCross was merged with and into MSCO, and as of January 1, 2020, all clearing and other services provided by StockCross are performed by MSCO.

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

COVID-19

The challenges posed by the COVID-19 pandemic on the global economy increased significantly starting in the first quarter of 2020. COVID-19 has spread across the globe during 2020 and has impacted economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.

The Company instituted a number of temporary closures of branch offices; however, as of the date of the filing of this report, all of the Company’s branch offices have been re-opened while maintaining compliance with federal, state and local mandates and guidelines. The Company has taken significant steps to ensure that its employees and customers are operating in a safe environment by implementing measures such as social distancing, sanitizing workstations, temperature checks, requiring masks, and alternating staff. The impact from the COVID-19 pandemic has caused the revenue and income of the Company to decrease; however, the Company has implemented various initiatives to offset this decline.

The Company is actively monitoring the impact of COVID-19 on the Company’s business, financial condition, liquidity, operations, employees, clients and business partners. Based on management’s assessment as of September 30, 2020, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail on COVID-19 and its impact on the Company.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The financial statements include the accounts of Siebert and its wholly-owned subsidiaries and upon consolidation, all intercompany balances and transactions are eliminated. The U.S. dollar is the functional currency of the Company and numbers are rounded for presentation purposes.

Significant Accounting Policies

The Company’s significant accounting policies are included in “Note 2 – Summary of Significant Accounting Policies” in the Company’s 2019 Form 10-K. The following changes to the Company’s significant accounting policies as of September 30, 2020 are primarily due to the acquisition of StockCross. Other than the updates indicated below and in “Note 2 – New Accounting Standards,” there have been no significant changes to the Company’s significant accounting policies.

Cash and Securities Segregated For Regulatory Purposes

MSCO is subject to Exchange Act Rule 15c3-3, referred to as the “Customer Protection Rule,” which requires segregation of funds in a special reserve account for the exclusive benefit of customers. Effective upon the Company’s acquisition of StockCross on January 1, 2020, the requirements and special reserve accounts of MSCO and StockCross were combined. See “Note 15 – Capital Requirements” for additional detail.

Receivables From and Payables To Customers

Accounts receivable from and payable to customers include amounts due and owed on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Receivables from customers are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. An allowance is established when collectability is not reasonably assured. When the receivable from a brokerage client is considered to be impaired, the amount of impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the statements of financial condition. No valuation allowance for doubtful accounts was necessary as of September 30, 2020 and December 31, 2019.

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

MSCO customer transactions for the nine months ended September 30, 2020 were both self-cleared and cleared on a fully disclosed basis through National Financial Services Corp. (“NFS”). MSCO customer transactions for the nine months ended September 30, 2019 were cleared on a fully disclosed basis through NFS and StockCross, the former of which was an affiliate. As of January 1, 2020, all clearing and other services provided by StockCross are performed by MSCO.

The Company operates on a month to month basis with its broker-dealers and clearing organizations and their fees are offset against the Company's revenues on a monthly basis. As of September 30, 2020, the Company’s cash clearing deposits with NFS were $50,000. As of December 31, 2019, MSCO’s cash clearing deposits with NFS and StockCross were $50,000 and $75,000, respectively. Upon the closing of the Company’s acquisition of StockCross on January 1, 2020, all MSCO deposits with StockCross were eliminated. As of September 30, 2020 and December 31, 2019, MSCO had deposits with and other non-current receivables from multiple broker-dealers and clearing organizations of approximately $2.1 million and $1.9 million, respectively.

WP’s customer transactions clear on a fully disclosed basis through two clearing broker-dealers, The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Pershing LLC (“Pershing”). Amounts payable to broker-dealers and clearing organizations are offset against amounts receivables from broker-dealers and clearing organizations. Receivables from these broker-dealers and clearing organizations are subject to clearing agreements and include the net receivable from net monthly revenues as well as cash on deposit. As of both September 30, 2020 and December 31, 2019, WP’s cash clearing deposits with Goldman Sachs and Pershing were approximately $2 million and $1 million, respectively.

The Company evaluates receivables from broker-dealers and clearing organizations and other receivables for collectability noting no amount was considered uncollectable as of September 30, 2020 and December 31, 2019. No valuation allowance is recognized for these receivables as the Company does not have a history of losses from these receivables and does not anticipate losses in the future. See “Note 11 – Revenue Recognition” for additional detail on the accounting policies for the revenue related to these receivables.

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

ASU 2018-13 - In August 2018, the FASB issued ASU 2018-13, Fair value Measurement (Accounting Standards Codification (“ASC”) 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The Company adopted the new standard on its effective date, January 1, 2020, and determined it was immaterial to the Company’s financial statements as of September 30, 2020.

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

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements and related disclosures as of September 30, 2020.

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

The acquisition represented a change in reporting entity. As such, upon the closing of the acquisition, the net assets of the Company were combined with those of StockCross at their historical carrying amounts. The companies have been presented on a combined basis for all periods presented in the financial statements in a manner similar to a pooling of interests, as the period of common control existed prior to the periods presented in the financial statements. Accordingly, the historical financial statements of the Company have been presented under the “as if pooling” method.

Prior to the Company’s acquisition of StockCross, StockCross sold its treasury stock totaling $172,000 to third parties and the Company purchased approximately 15% of the outstanding shares of StockCross from an unrelated party for $3,665,000. On September 5, 2019, StockCross made a return of capital distribution in the aggregate amount of $1.6 million, of which the Company received approximately 15%, or $241,000. All of these cash transactions are reflected in the “Cash flows from financing activities” section of the statements of cash flows for the nine months ended September 30, 2019.

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

Pro Forma Statements

The following pro forma financial statements present the statements of income of the Company as if the acquisition of StockCross had occurred on January 1, 2019, inclusive of pro forma adjustments (unaudited). The combined results of these pro forma financial statements are also reflected in the Company’s financial statements for the periods presented for 2019. StockCross’ financial statements have already been consolidated in the Company’s financial statements for the periods presented for 2020:

Statements of Operations
Three Months Ended September 30, 2019 (unaudited)

	Three Months Ended September 30, 2019
	Siebert	StockCross	Pro Forma Adjustments	Total Combined Siebert

Revenue
Commissions and fees	$1,925,000	$348,000	$—	$2,273,000
Margin interest, marketing and distribution fees	2,944,000	968,000	—	3,912,000
Principal transactions	2,041,000	286,000	—	2,327,000
Interest income	23,000	1,038,000	—	1,061,000
Market making	—	330,000	—	330,000
Stock borrow / stock loan	—	349,000	—	349,000
Advisory fees	211,000	—	—	211,000
Other income	—	351,000	(61,000)	290,000
Total Revenue	7,144,000	3,670,000	(61,000)	10,753,000

Expenses
Employee compensation and benefits	3,157,000	1,652,000	—	4,809,000
Clearing fees, including execution costs	617,000	242,000	(61,000)	798,000
Technology and communications	291,000	150,000	—	441,000
Other general and administrative	589,000	279,000	—	868,000
Data processing	—	527,000	—	527,000
Rent and occupancy	380,000	250,000	—	630,000
Professional fees	439,000	344,000	—	783,000
Depreciation and amortization	244,000	—	—	244,000
Interest expense	—	31,000	—	31,000
Total Expenses	5,717,000	3,475,000	(61,000)	9,131,000

Earnings of equity method investment in related party	30,000	—	(30,000)	—

Income before provision (benefit) for (from) income taxes	1,457,000	195,000	(30,000)	1,622,000
Provision (benefit) for (from) income taxes	353,000	4,000	(8,000)	349,000
Net income / (loss)	$1,104,000	$191,000	$(22,000)	$1,273,000

Net income per share of common stock
Basic and diluted	$0.04	$0.03		$0.04

Weighted average shares outstanding
Basic and diluted	27,157,188	6,152,500

Pro forma shares used to compute net income per share				30,455,962

Nine Months Ended September 30, 2019 (unaudited)

	Nine Months Ended September 30, 2019
	Siebert	StockCross	Pro Forma Adjustments	Total Combined Siebert

Revenue
Commissions and fees	$6,030,000	$1,102,000	$—	$7,132,000
Margin interest, marketing and distribution fees	8,499,000	2,662,000	—	11,161,000
Principal transactions	5,479,000	659,000	—	6,138,000
Interest income	54,000	3,363,000	—	3,417,000
Market making	—	1,303,000	—	1,303,000
Stock borrow / stock loan	—	1,353,000	—	1,353,000
Advisory fees	572,000	—	—	572,000
Other income	—	816,000	(183,000)	633,000
Total Revenue	20,634,000	11,258,000	(183,000)	31,709,000

Expenses
Employee compensation and benefits	8,882,000	4,930,000	—	13,812,000
Clearing fees, including execution costs	1,849,000	659,000	(183,000)	2,325,000
Technology and communications	800,000	464,000	—	1,264,000
Other general and administrative	1,861,000	926,000	—	2,787,000
Data processing	—	1,487,000	—	1,487,000
Rent and occupancy	995,000	759,000	—	1,754,000
Professional fees	1,388,000	1,180,000	—	2,568,000
Depreciation and amortization	670,000	19,000	—	689,000
Interest expense	—	84,000	—	84,000
Total Expenses	16,445,000	10,508,000	(183,000)	26,770,000

Earnings of equity method investment in related party	84,000	—	(84,000)	—

Income before provision (benefit) for (from) income taxes	4,273,000	750,000	(84,000)	4,939,000
Provision (benefit) for (from) income taxes	1,171,000	218,000	(24,000)	1,365,000
Net income / (loss)	$3,102,000	$532,000	$(60,000)	$3,574,000

Net income per share of common stock
Basic and diluted	$0.11	$0.09		$0.12

Weighted average shares outstanding
Basic and diluted	27,157,188	6,152,500

Pro forma shares used to compute net income per share				30,455,962

Statements of Financial Condition

	As of December 31, 2019
	Siebert	StockCross	Pro Forma Adjustments (unaudited)	Total Combined Siebert (unaudited)

ASSETS
Cash and cash equivalents	$3,082,000	$1,588,000	$—	$4,670,000
Cash and securities segregated for regulatory purposes	110,000	224,814,000	—	224,924,000
Receivables from customers	—	86,331,000	—	86,331,000
Receivables from broker-dealers and clearing organizations	3,067,000	1,265,000	(808,000)	3,524,000
Receivables from related party	1,000,000	—	(1,000,000)	—
Other receivables	223,000	627,000	(88,000)	762,000
Prepaid expenses and other assets	624,000	346,000	—	970,000
Securities borrowed	—	193,529,000	—	193,529,000
Securities owned, at fair value	—	3,018,000	—	3,018,000
Total Current assets	8,106,000	511,518,000	(1,896,000)	517,728,000

Deposits with broker-dealers and clearing organizations	3,186,000	1,840,000	(75,000)	4,951,000
Furniture, equipment and leasehold improvements, net	1,131,000	19,000	—	1,150,000
Software, net	1,888,000	—	—	1,888,000
Lease right-of-use assets	2,810,000	1,141,000	—	3,951,000
Equity method investment in related party	3,360,000	—	(3,360,000)	—
Deferred tax assets	4,981,000	407,000	—	5,388,000
Intangible assets, net	1,022,000	—	—	1,022,000
Goodwill	1,989,000	—	—	1,989,000
Total Assets	$28,473,000	$514,925,000	$(5,331,000)	$538,067,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables to customers	$—	$308,091,000	$—	$308,091,000
Payables to non-customers	—	9,151,000	(1,088,000)	8,063,000
Drafts payable	—	2,834,000	—	2,834,000
Payables to broker-dealers and clearing organizations	—	1,406,000	(883,000)	523,000
Payables to related parties	7,000	—	(7,000)	—
Accounts payable and accrued liabilities	1,473,000	963,000	7,000	2,443,000
Securities loaned	—	170,443,000	—	170,443,000
Securities sold, not yet purchased, at fair value	88,000	28,000	—	116,000
Interest payable	10,000	—	—	10,000
Current portion of notes payable - related party	3,000,000	5,000,000	—	8,000,000
Current portion of lease liabilities	1,291,000	936,000	—	2,227,000
Total Current liabilities	5,869,000	498,852,000	(1,971,000)	502,750,000

Lease liabilities, less current portion	1,823,000	359,000	—	2,182,000
Total Liabilities	7,692,000	499,211,000	(1,971,000)	504,932,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value	271,000	10,000	23,000	304,000
Additional paid-in capital	7,641,000	12,436,000	(180,000)	19,897,000
Retained earnings	12,869,000	3,268,000	(3,203,000)	12,934,000
Total Stockholders’ equity	20,781,000	15,714,000	(3,360,000)	33,135,000

Total Liabilities and stockholders' equity	$28,473,000	$514,925,000	$(5,331,000)	$538,067,000

Pro Forma Adjustments

The pro forma results include adjustments made for the consolidation of both entities. The statements of income reflects the elimination of StockCross’ other income and the Company’s corresponding custody and clearing fees resulting from the fully disclosed clearing relationship between MSCO and StockCross. In addition, the Company’s earnings recognized as part of its equity method investment in StockCross for the three and nine months ended September 30, 2019 were eliminated upon consolidation. These adjustments to pre-tax income were tax affected using an estimated effective tax rate of 28.0%.

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

WP

Overview of Acquisition

As previously disclosed in the Company’s 2019 Form 10-K, the Company completed its acquisition of 100% of the member interests in WP and effective December 1, 2019, WP became a wholly-owned subsidiary of the Company. The acquisition was accounted for under the acquisition method of accounting for business combinations pursuant to ASC 805 - Business Combinations and resulted in $1,989,000 of goodwill.

Pro Forma Statements

The following pro forma summary presents the statements of income of the Company as if the acquisition of WP had occurred on January 1, 2019, inclusive of pro forma adjustments (unaudited). WP’s financial statements have already been consolidated as part of the Company’s financial statements for the periods presented for 2020.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue	$14,372,000	$41,191,000
Operating income	$1,905,000	$3,693,000
Net income	$1,577,000	$2,407,000

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

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of September 30, 2020	As of December 31, 2019
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC	$3,678,000	$3,059,000
Goldman Sachs	2,105,000	2,841,000
Pershing Capital	1,279,000	1,192,000
NFS	1,113,000	1,328,000
Securities fail-to-deliver	207,000	43,000
Globalshares	24,000	2,000
ICBC	—	10,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$8,406,000	$8,475,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$356,000	$523,000
Total Payables to broker-dealers and clearing organizations	$356,000	$523,000

5. Prepaid Service Contract

On April 21, 2020, MSCO entered into a Master Services Agreement (“MSA”), with InvestCloud, Inc. (“InvestCloud”). Pursuant to the MSA, InvestCloud agreed to provide MSCO with the InvestCloud Platform, a new client and back end interface and  related functionalities for MSCO’s key operations. MSCO agreed to pay InvestCloud as consideration therefore during the initial three-year term an annual license fee of $600,000 as well as an upfront professional service fee of $1.0 million for one-time configuration, installation and customization of the software. Following the initial three year term, the MSA will automatically renew for additional one-year terms unless terminated by MSCO upon 120 days’ notice.

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

In accordance with ASU 2018-15, Intangibles, Goodwill and Other Internal-Use Software, the Company initially recorded a prepaid asset equal to the $2.1 million of the total professional services related to the development work performed by InvestCloud, which is within the line item “Prepaid service contract – non-current” on the statements of financial condition. The Company will amortize this asset over the 3-year term of the contract, a period during which the arrangement is noncancelable. The license fees related to Siebert’s use of the InvestCloud Platform are prepaid three months in advance and are within the line item “Prepaid expenses and other assets” on the statements of financial condition. These prepaid license fees are amortized over the three month term. The amortization for all the prepaid assets related to InvestCloud development is within the line item titled “Technology and Communications” on the statements of income.

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

Mutual funds: Mutual funds are valued based on the closing net asset value of the publicly traded mutual funds. These securities are actively traded and therefore valuation adjustments are not applied. As such, mutual funds are categorized in level 1 of the fair value hierarchy.

Certificates of deposit: Certificates of deposit included in investments are valued at cost, which approximates fair value. When certificates of deposits are held directly with banking institutions and issued directly to the Company, these are categorized within cash and cash equivalents in level 2 of the fair value hierarchy. When certificates of deposits are available for trading, they are categorized within securities owned, at fair value in level 2 of the fair value hierarchy.

Fair Value Hierarchy Tables

The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the periods presented.

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Certificates of deposit	$—	$142,000	$—	$142,000

Securities owned, at fair value
U.S. government securities*	$2,028,000	$—	$—	$2,028,000
Certificates of deposit	—	91,000	—	91,000
Corporate bonds	—	120,000	—	120,000
Equity securities	765,000	343,000	—	1,108,000
Mutual funds	133,000	—	—	133,000
Total Securities owned, at fair value	$2,926,000	$554,000	$—	$3,480,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$25,000	$—	$25,000
Total Securities sold, not yet purchased, at fair value	$—	$25,000	$—	$25,000

*As of September 30, 2020, U.S. government securities mature on 08/31/2021

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Certificates of deposit	$—	$142,000	$—	$142,000

Segregated securities
U.S. government securities	$1,311,000	—	—	$1,311,000

Securities owned, at fair value
U.S. government securities	$2,007,000	$—	$—	$2,007,000
Corporate bonds	—	25,000	—	25,000
Equity securities	453,000	245,000	288,000	986,000
Total Securities owned, at fair value	$2,460,000	$270,000	$288,000	$3,018,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$88,000	$28,000	$—	$116,000
Total Securities sold, not yet purchased, at fair value	$88,000	$28,000	$—	$116,000

	Changes in Level 3 Equity Assets
	Nine Months Ended September 30, 2020
	Amount	Valuation Technique	Reason for Change
Balance – January 1, 2020	$288,000	Liquidation value based on valuation report
Transfers out of level 3	(288,000)		Sale of equity security
Balance – September 30, 2020	$—

The following represents financial instruments in which the ending balances as of September 30, 2020 and December 31, 2019 are not carried at fair value in the statements of financial condition:

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

Line of credit: The carrying amount of the line of credit with East West Bank approximates fair value due to the relative short-term nature of the borrowing. Under the fair value hierarchy, the line of credit is classified as level 2.

7. Leases

As of September 30, 2020, the Company rents office space under operating leases expiring in 2021 through 2024, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the statements of financial condition. The Company acquired two leases from its acquisition of StockCross, the impact of which is reflected in the following disclosures.

As of September 30, 2020, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis.

	As of September 30, 2020	As of December 31, 2019
Assets
Lease right-of-use assets	$2,813,000	$3,951,000
Liabilities
Lease liabilities	$3,181,000	$4,409,000

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

Lease Term and Discount Rate	As of September 30, 2020
Weighted average remaining lease term – operating leases (in years)	2.3
Weighted average discount rate – operating leases	5.0%

The following table represents lease costs and other lease information. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$609,000	$509,000	$1,755,000	$1,268,000
Short-term lease cost	20,000	81,000	83,000	321,000
Variable lease cost	65,000	40,000	281,000	165,000
Sublease income	—	—	—	—
Total Rent and occupancy	$694,000	$630,000	$2,119,000	$1,754,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$614,000	$512,000	$1,845,000	$1,338,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$278,000	$—	$2,353,000	$4,943,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of September 30, 2020 were as follows:

Year	Amount
2020	$606,000
2021	1,403,000
2022	755,000
2023	543,000
2024	56,000
Remaining balance of lease payments	3,363,000
Difference between undiscounted cash flows and discounted cash flows	182,000
Lease liabilities	$3,181,000

As of September 30, 2020, the Company had an operating lease agreement for an office space in Beverly Hills, CA with a term of approximately 5 years. The total commitment of the lease is approximately $1.5 million, and the lease will commence on March 1, 2021.

Rent and occupancy expenses were $694,000 and $630,000 for the three months ended September 30, 2020 and 2019, respectively. Rent and occupancy expenses were $2,119,000 and $1,754,000 for the nine months ended September 30, 2020 and 2019, respectively.

8. Goodwill and Intangible Assets, Net

Goodwill

As of September 30, 2020 and December 31, 2019, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of WP.

Intangible Assets, Net

As a result of the Company’s acquisition of WP, the Company had intangible assets consisting of WP’s customer relationships and WP’s trade name, the fair values of which were $987,000 and $70,000, respectively, as of the acquisition date. Pursuant to the Company’s agreement with the original owners of WP, the Company agreed to discontinue using the name of Weeden Prime Services, LLC and filed to change it to WPS Prime Services, LLC in May 2020. As of September 30, 2020, the WP trade name has been fully amortized.

Impairment

For the nine months ended September 30, 2020, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and other tangible and intangible assets.

9. Long-Term Debt

Line of Credit with East West Bank

As previously reported in a Current Report on Form 8-K filed July 28, 2020, on July 22, 2020, the Company entered into a Loan and Security Agreement with East West Bank. In accordance with the terms of this agreement, the Company has the ability to borrow term loans in an aggregate principal amount not to exceed $10 million during the two-year period after July 22, 2020. The Company’s obligations under the agreement are secured by a lien on all of the Company’s cash, dividends, stocks and other monies and property from time to time received or receivable in exchange for the Company’s equity interests in and any other rights to payment from the Company’s subsidiaries; any deposit accounts into which the foregoing is deposited and all substitutions, products, proceeds (cash and non-cash) arising out of any of the foregoing. Each term loan will have a term of four years, beginning when the draw is made. The repayment schedule will utilize a five-year (60 month) amortization period, with a balloon on the remaining amount due at the end of four years.

Term loans made pursuant to the agreement shall bear interest, at the Company’s option, (i) at the prime rate, as reported by the Wall Street Journal, or (ii) 3.0% above the LIBOR rate, provided that the minimum interest rate on any term loan will not be less than 3.25%. In addition to the foregoing, on the date that each term loan is made, the Company shall pay to the lender an origination fee equal to 0.25% of the principal amount of such term loan. Pursuant to the loan agreement, the Company paid all lender expenses in connection with the loan agreement.

This agreement contains certain financial and non-financial covenants. The financial covenants are that the Company must maintain a debt service coverage ratio of 1.35 to 1, an effective tangible net worth of a minimum of $25 million, and MSCO must maintain a net capital ratio that is not less than 10% of aggregate debit items. Certain other non-financial covenants include that the Company must promptly notify East West Bank of the creation or acquisition of any subsidiary that at any time owns assets with a value of $100,000 or greater. As of September 30, 2020 and the date of the filing of this report, the Company was in compliance with all of its covenants related to this agreement.

In addition, the Company’s obligations under the agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, individually and as a co-trustee of the John and Gloria Living Trust, U/D/T December 8, 1994 (the “Trust”) and Gloria E. Gebbia, individually and as a co-trustee of the Trust.

As of September 30, 2020, the Company has drawn down a term loan of approximately $4.9 million under this agreement. The Company has incurred interest expense in relation to this term loan of $15,000 for both the three and nine months ended September 30, 2020.

10. Notes Payable - Related Party

As of September 30, 2020, the Company had various notes payable to Gloria E. Gebbia, the Company’s principal stockholder, the details of which are presented below:

Description	Issuance Date	Face Amount
4% due December 2, 2020	December 2, 2019	$3,000,000

Subordinated to MSCO*
4% due November 30, 2021**	November 30, 2018	$3,000,000

Total Notes payable – related party		$6,000,000

*The note payable subordinated to MSCO was acquired as part of the acquisition of StockCross.
**This note payable was renewed on November 30, 2019 for a term of one year. Subsequently, a rate adjustment and extension of its maturity with permissive prepayment was completed on March 3, 2020.

Notes subordinated to MSCO are subordinated to the claims of general creditors, approved by FINRA, and are included in MSCO’s calculation of net capital and the capital requirements under FINRA and SEC regulations.

The Company’s interest expense incurred for these notes for the three months ended September 30, 2020 and 2019 was $104,000 and $24,000, respectively. The Company’s interest expense incurred for these notes for the nine months ended September 30, 2020 and 2019 was $220,000 and $66,000, respectively. The Company’s interest payable was $0 and $10,000 as of September 30, 2020 and December 31, 2019, respectively. Effective March 3, 2020, the interest rate on the loan due November 30, 2021 was renegotiated from 2.75% to 4%. There was no consideration paid or received as part of this renegotiation.

11. Revenue Recognition

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

Stock Borrow / Stock Loan

The Company borrows securities on behalf of retail clients to facilitate short trading, loans excess margin securities from client accounts, facilitates borrow and loan contracts for broker-dealer counterparties, and provides stock locate services to broker-dealer counterparties. The Company does not utilize stock borrow / stock loan activities for the purpose of financing transactions. Stock borrow / stock loan revenue is reported on a monthly basis net of expense. The performance obligation is satisfied on the contract date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to / from the counterparty.

For the three months ended September 30, 2020, stock borrow / stock loan revenue was $1,267,000 ($2,499,000 gross revenue less $1,232,000 expenses). For the three months ended September 30, 2019, stock borrow / stock loan revenue was $349,000 ($2,111,000 gross revenue minus $1,762,000 expenses).

For the nine months ended September 30, 2020, stock borrow / stock loan revenue was $2,482,000 ($6,170,000 gross revenue less $3,688,000 expenses). For the nine months ended September 30, 2019, stock borrow / stock loan revenue was $1,353,000 ($8,381,000 gross revenue minus $7,028,000 expenses).

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

Categorization of Revenue

The following table presents the Company’s major revenue categories and when each category is recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Category	2020	2019	2020	2019	Timing of Recognition

Trading Execution and Clearing Services
Commissions and fees	$4,679,000	$2,273,000	$15,149,000	$7,132,000	Recorded on trade date
Principal transactions	2,342,000	2,327,000	8,126,000	6,138,000	Recorded on trade date
Market making	423,000	330,000	1,508,000	1,303,000	Recorded on trade date
Stock borrow / stock loan	1,267,000	349,000	2,482,000	1,353,000	Recorded as earned
Advisory fees	305,000	211,000	810,000	572,000	Recorded as earned
Total Trading Execution and Clearing Services	9,016,000	5,490,000	28,075,000	16,498,000

Other Income
Margin interest, marketing and distribution fees
Margin interest	2,130,000	3,068,000	6,465,000	8,755,000	Recorded as earned
12b1 fees	181,000	844,000	1,265,000	2,406,000	Recorded as earned
Total Margin interest, marketing and distribution fees	2,311,000	3,912,000	7,730,000	11,161,000

Interest income	915,000	1,061,000	3,155,000	3,417,000	Recorded as earned
Other income	333,000	290,000	1,035,000	633,000	Recorded as earned

Total Other Income	3,559,000	5,263,000	11,920,000	15,211,000

Total Revenue	$12,575,000	$10,753,000	$39,995,000	$31,709,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions, Market making, Stock borrow / stock loan, Advisory fees	Provide financial services to customers and counterparties
Margin interest, marketing and distribution fees, Interest income, Other income	n / a

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

The Company paid client expenses of approximately $142,000 and $494,000 for the three months and nine months ended September 30, 2020, respectively. The Company had an outstanding receivable and payable of approximately $5,000 and $150,000, respectively, as of September 30, 2020. The receivable and payable are in the line items “Other receivables” and “Accounts payable and accrued liabilities,” respectively, on the statement of financial condition.

As of September 30, 2020 and December 31, 2019, no allowance for uncollectible commissions was necessary as the Company believes all commissions receivable and prepaid research services expenses will be realized.

Other Items

For the nine months ended September 30, 2020 and 2019, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities.

The Company concludes that its revenue streams have the same underlying economic factors, and as such, no disaggregation of revenue is required.

12. Referral Fees

Upon the acquisition of WP, the Company has agreements with various third parties to share commissions and pay fees as defined in the respective agreements. These expenses totaled approximately $154,000 and $427,000 for the three and nine months ended September 30, 2020, respectively, which are presented in the line item “Referral fees” in the statements of income.

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2020, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain New Jersey net operating losses.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhanced recoverability of AMT tax credits. The CARES Act did not have a significant impact on the Company’s financial statements as of September 30, 2020.

Income Tax / Benefit and Effective Tax Rate

For the three months ended September 30, 2020, the Company recorded an income tax benefit of $486,000 on income before benefit from income taxes of $95,000. The effective tax rate for the three months ended September 30, 2020 was (511.6)%. The effective tax rate was lower than the federal statutory rate of 21% as the Company recorded a discrete tax benefit related to the anticipated filing of amended 2017 through 2019 federal tax returns in order to claim a refund of previously paid taxes coupled with the recognition of additional deferred tax assets for federal net operating losses as the Company determined that it can utilize additional net operating losses under Section 382.

For the nine months ended September 30, 2020, the Company recorded an income tax provision of $39,000 on income before provision for income taxes of $2,095,000. The effective tax rate for the nine months ended September 30, 2020 was 1.9%. The effective tax rate was lower than the federal statutory rate of 21% as the Company recorded a discrete tax benefit related to the anticipated filing of amended 2017 through 2019 federal tax returns in order to claim a refund of previously paid taxes coupled with the recognition of additional deferred tax assets for federal net operating losses as the Company determined that it can utilize additional net operating losses under Section 382.

For the three and nine months ended September 30, 2019, the Company recorded an income tax provision of $349,000 and $1,365,000, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was 21.5% and 27.6%, respectively. The effective tax rate differs from the statutory rate of 21% primarily related to state taxes.

Uncertain Tax Positions

Income tax benefits are recognized for a tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

As of September 30, 2020, the Company recorded an uncertain tax position of $1,041,000 attributable to the Company’s 2017 to 2019 amended tax returns as the Company’s anticipated tax refunds exceed the amount that meets the more-likely-than-not recognition threshold. The net impact from the uncertain tax position was recorded as a reduction of the Company’s income tax receivable. The Company expects to receive an income tax refund of approximately $248,000 by the first quarter of 2021. In the event that the Company concludes that the Company is subject to interest and / or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes.

The Company recognized the anticipated refunds in three months ended September 30, 2020, as this is the period the Company concluded it would amend its federal tax returns and file refund claims as well as calculated the amount of refund to be received.

14. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average of the number of outstanding common shares during the period. The Company had net income of $581,000 and $1,273,000 for the three months ended September 30, 2020 and 2019, respectively. The Company had net income of $2,056,000 and $3,574,000 for the nine months ended September 30, 2020 and 2019, respectively.

15. Capital Requirements

MSCO and StockCross

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Securities Exchange Act of 1934. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of September 30, 2020, MSCO’s net capital was $27.9 million, which was approximately $25.6 million in excess of its required net capital of $2.3 million, and its percentage of aggregate debit balances to net capital was 24.4%.

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

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of September 30, 2020, MSCO had cash deposits of $264.0 million in the special reserve accounts which was $16.6 million in excess of the deposit requirement of $247.4 million. After adjustments for deposit(s) and / or withdrawal(s) made on October 1, 2020, MSCO had $7.1 million in excess of the customer reserve requirement.

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

As of September 30, 2020, WP’s net capital was approximately $3.7 million which was $3.5 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2019, WP’s net capital was approximately $3.9 million which was $3.7 million in excess of its minimum requirement of $250,000 under 15c3-1.

16. Financial Instruments with Off-Balance Sheet Risk

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

17. Commitments, Contingencies, and Other

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

As part of this plan, the Company recognized expenses of $412,000 and $136,000 for the three months ended September 30, 2020 and 2019, respectively. As part of this plan, the Company recognized expenses of $962,000 and $594,000 for the nine months ended September 30, 2020 and 2019, respectively.

The Company had an accrual of $78,000 as of September 30, 2020, which represents the historical estimate of future claims to be recognized for claims incurred prior to the period.

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

KCA sponsors a 401(k) profit sharing plan which covers substantially all of the Company’s employees. Employee contributions to the plan are at the discretion of eligible employees. There were no contributions by the Company or KCA to the plan for the nine months ended September 30, 2020 and 2019.

In January 2020, MSCO sold approximately $290,000 worth of a private equity security to KCA at cost.

Park Wilshire Companies, Inc.

PWC brokers the insurance policies for related parties. Revenue for PWC from related parties was $21,000 and $3,000 for the three months ended September 30, 2020 and 2019, respectively. Revenue for PWC from related parties was $65,000 and $67,000 for the nine months ended September 30, 2020 and 2019, respectively.

Gloria E. Gebbia and John J. Gebbia

The Company has entered into various debt agreements with Gloria E. Gebbia, the Company’s principal stockholder. See “Note 10 – Notes Payable - Related Party” for additional detail.

In addition, the Company’s obligations under its Agreement with East West Bank are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, individually and as a co-trustee of the John and Gloria Living Trust, U/D/T December 8, 1994 (the “Trust”) and Gloria E. Gebbia, individually and as a co-trustee of the Trust. See “Note 9 – Long-Term Debt” for additional detail.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a relative of the Gebbia Family. For both the three months ended September 30, 2020 and 2019, rent expense was $15,000 for this branch office. For both the nine months ended September 30, 2020 and 2019, rent expense was $45,000 for this branch office.

19. Subsequent Events

The Company has evaluated events that have occurred subsequent to September 30, 2020 and through November 16, 2020, the date of the filing of this report.

On November 10, 2020, the Company issued 150,000 shares of its restricted common stock (the “Shares”) to each of Anthony Palmeri and Gerard Losurdo, each new employees of MSCO, as part of their employment agreements. Mr. Palmeri and Mr. Losurdo each paid the Company approximately $400,000 for their Shares, which was equal to 70% of the closing price of the common stock as reported on Nasdaq on November 9, 2020. The Shares issued to Mr. Palmeri and Mr. Losurdo are subject to a three-year restriction on transfer commencing on the day of issuance. The issuance of the Shares were each approved by unanimous written consent of the Company's board of directors. The shares were issued to Mr. Palmeri and Mr. Losurdo as part of their employment agreements in accordance with Nasdaq Listing Rule 5635(c)(4). The Shares were issued without registration under the Securities Exchange Act of 1933, as amended in reliance upon the exemption provided in Section 4(a)(2) thereunder.

Other than the event described above, there have been no material subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the financial statements as of September 30, 2020.

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

Impact

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

Our commissions and fees and principal transaction revenues decreased due to the high market volatility; however, revenue from our institutional customer base has declined only slightly since the first quarter of 2020. We note that the revenue from our business lines acquired from StockCross that are not directly correlated to interest rates such as market making, stock loan and other income have either increased or been relatively flat from the first quarter of 2020.

Management Response

Operations

In response to the pandemic and for the protection of our employees, clients and business partners, we implemented remote work arrangements for nearly 100% of our employees, restricted business travel and temporarily closed some of our branch offices. With our ability to meet a vast majority of our clients' needs through our technology-based platforms and services, these arrangements did not materially affect our ability to maintain our business operations.

As of the date of this report, we have reopened our branch offices while ensuring compliance with federal, state, and local laws as well as health and safety guidelines. We have taken significant steps to ensure that our employees and customers are operating in a safe environment by implementing measures such as social distancing, sanitizing workstations, temperature checks, requiring masks, and alternating staff. Throughout this challenging time, our unwavering focus on continuing to earn our clients’ trust is made possible by the significant contributions of our employees, and we remain committed to serving our clients while protecting our employees’ wellbeing.

Expense Reduction

To offset the decrease in our earnings associated with COVID-19, we have reduced the salary of higher-level employees and made a reduction in force in certain areas of our business. In addition, all members of our board of directors have either reduced their annual fees or are currently functioning without an annual fee.

We are strategically evaluating our clearing relationship opportunities within our institutional operations to gain more income. We are assessing all of our vendors to identify areas where we can optimize our cost structure while maintaining operational efficiency and quality of the customer experience. As of the date of this report, we are actively involved in contract negotiations with key vendors to reduce many of our fixed costs.

In addition, we have evaluated our branch offices and are transitioning out of legacy office space into more cost-efficient locations. We anticipate the benefits of these transitions to provide cost reductions beginning in the second quarter of 2021 and are looking into ways to further consolidate our office space.

We do not believe any of the changes listed above will have a negative impact on the operations or financials of our business.

Liquidity and Capital Resources

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

We acquired various assets and liabilities from StockCross as of the acquisition date, the fair values of which were assumed to be the historical carrying amounts. The excess of the purchase price over the fair value of the net assets acquired was eliminated due to the transaction being between entities under common control. See “Note 3 – Acquisitions” for additional detail on the transaction with StockCross and the corresponding accounting.

Recent Results

The new business lines acquired from StockCross have added additional revenue streams to our statements of income. These new revenue streams include interest income from clearing operations, market making, and stock borrow / stock loan, all of which have contributed approximately $5.3 million of revenue for the nine months ended September 30, 2020. In terms of our existing revenue streams, StockCross added incremental commissions and fees, margin interest, marketing and distribution fees, and principal transactions from their client base and operations. Our existing expenses primarily related to compensation, occupancy as well as clearing and technology costs have also increased from the corresponding increase in StockCross revenue and operations. See “Note 11 – Revenue Recognition” for further detail on our revenue streams and corresponding accounting policies.

The acquisition of StockCross has also impacted our statements of financial condition as the nature of StockCross’ business requires the presentation of various customer and securities assets and corresponding liabilities on the statements of financial condition. StockCross has added new assets to our statements of financial condition such as cash and securities segregated for regulatory purposes, receivables from customers, and securities borrowed as well as new liabilities such as payables to customers, payables to non-customers and securities loaned. StockCross has also added incremental assets and liabilities to the majority of our existing items within our statements of financial condition such as receivables from broker-dealers and clearing organizations and notes payable – related party.

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

Client Account Metrics – Total Assets Under Management

	As of September 30,
	2020	2019
Total assets under management (in billions)	$14.5	$12.5

Below is a breakout of the account and activity metrics of our various customer bases.

Client Account Metrics – Retail Customers

	As of September 30,
	2020	2019
Retail customer net worth (in billions)	$13.1	$12.5
Retail customer margin debit balances (in billions)	$0.4	$0.4
Retail customer credit balances (in billions)	$0.6	$0.6
Retail customer money market fund value (in billions)	$0.7	$0.6
Retail customer accounts	110,044	105,470

•	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits
•	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions
•	Retail customer credit balances represents client cash held in brokerage accounts
•	Retail customer money market fund value represents all retail customers accounts invested in money market funds
•	Retail customer accounts represents the number of retail customers

Client Account Metrics – Institutional Customers

As of September 30, 2020
Institutional customer net worth (in billions)	$1.4

•
Institutional customer net worth represents the total value of securities and cash in the institutional customer accounts after deducting margin debits and short positions. We did not have institutional customers until our purchase of WP in December 2019.

Client Activity Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total retail trades	112,264	75,969	353,580	230,267
Average commission per retail trade	$15.55	$17.38	$15.32	$18.35

•	Total retail trades represents retail trades that generate commissions
•	Average commission per retail trade represents the average commission generated for all types of retail customer trades

Statements of Income and Financial Condition

Overview

We acquired StockCross in January 2020; however, Siebert and StockCross have been presented on a combined basis for all periods presented. As such, the results of StockCross are included in the statements of income and statements of financial condition discussed below.

We acquired WP in December 2019 which added various revenue streams and corresponding expenses to our statement of income for the three and nine months ended September 30, 2020. As such, the results of WP’s operations impact our comparisons for the statements of income and statements of financial condition discussed below.

Statements of Income for the Three Months Ended September 30, 2020 and 2019

Revenue

Commissions and fees for the three months ended September 30, 2020 were $4,679,000 and increased by $2,406,000 from the corresponding period in the prior year, primarily due to the addition of WP’s commissions and fees in 2020.

Margin interest, marketing and distribution fees for the three months ended September 30, 2020 were $2,311,000 and decreased by $1,601,000 from the corresponding period in the prior year, primarily due to the declining interest rate environment, partially offset by the addition of WP’s margin interest income in 2020.

Principal transactions for the three months ended September 30, 2020 were $2,342,000 and increased by $15,000 from the corresponding period in the prior year.

Interest income for the three months ended September 30, 2020 was $915,000 and decreased by $146,000 from the corresponding period in the prior year, primarily due to the declining interest rate environment, partially offset by the addition of WP’s interest income in 2020.

Market making for the three months ended September 30, 2020 was $423,000 and increased by $93,000 from the corresponding period in the prior year, primarily due to favorable market conditions during the three months ended September 30, 2020.

Stock borrow / stock loan for the three months ended September 30, 2020 was $1,267,000 and increased by $918,000 from the corresponding period in the prior year, primarily due to the organic growth of the business, the expansion of our stock locate function, and strong market conditions.

Advisory fees for the three months ended September 30, 2020 were $305,000 and increased by $94,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line which included revenue growth related to our Robo-Advisor.

Other income for the three months ended September 30, 2020 was $333,000 and increased by $43,000 from the corresponding period in the prior year, primarily due to an increase in miscellaneous account fees.

Operating Expenses

Employee compensation and benefits for the three months ended September 30, 2020 were $6,584,000 and increased by $1,775,000 from the corresponding period in the prior year, primarily due to the addition of WP salaries and commission payouts in 2020.

Clearing fees, including execution costs for the three months ended September 30, 2020 were $1,270,000 and increased by $472,000 from the corresponding period in the prior year, primarily due to the addition of WP’s operations in 2020.

Technology and communications expenses for the three months ended September 30, 2020 were $1,322,000 and increased by $881,000 from the corresponding period in the prior year, primarily due to the addition of WP’s technology operations in 2020 as well as development work with InvestCloud related to our online platform and Robo-Advisor.

Other general and administrative expenses for the three months ended September 30, 2020 were $455,000 and decreased by $413,000 from the corresponding period in the prior year, primarily due to a reduction in office expense as well as travel-related expenses due to COVID-19.

Data processing expenses for the three months ended September 30, 2020 were $784,000 and increased by $257,000 from the corresponding period in the prior year, primarily due to increased technology costs related to clearing operations.

Rent and occupancy expenses for the three months ended September 30, 2020 were $694,000 and increased by $64,000 from the corresponding period in the prior year, primarily due to the increase in rent from the addition of WP’s offices in 2020.

Professional fees for the three months ended September 30, 2020 were $760,000 and decreased by $23,000 from the corresponding period in the prior year, primarily due to a reduction in legal fees.

Depreciation and amortization expenses for the three months ended September 30, 2020 were $368,000 and increased by $124,000 from the corresponding period in the prior year, primarily due to the depreciation and amortization of incremental purchases of fixed assets and software as well as the amortization related to the intangible assets acquired from WP.

Referral fees for the three months ended September 30, 2020 were $154,000 and increased by $154,000 from the corresponding period in the prior year, primarily due to the commission payouts to other institutional brokers for WP in 2020.

Interest expense for the three months ended September 30, 2020 was $89,000 and increased by $58,000 from the corresponding period in the prior year, primarily due to the interest on the promissory note to finance part of the acquisition of WP.

Provision (Benefit) For (From) Income Taxes

Benefit from income taxes for the three months ended September 30, 2020 was $486,000, a decrease of income tax expense of $835,000 from the corresponding period in the prior year, primarily due to a discrete tax benefit related to the anticipated filing of amended 2017 through 2019 federal tax returns in order to claim a refund of previously paid taxes coupled with the recognition of additional deferred tax assets for federal net operating losses as we determined that we can utilize additional net operating losses under Section 382.

Statements of Income for the Nine Months Ended September 30, 2020 and 2019

Revenue

Commissions and fees for the nine months ended September 30, 2020 were $15,149,000 and increased by $8,017,000 from the corresponding period in the prior year, primarily due to the addition of WP’s commissions and fees in 2020.

Margin interest, marketing and distribution fees for the nine months ended September 30, 2020 were $7,730,000 and decreased by $3,431,000 from the corresponding period in the prior year, primarily due to the declining interest rate environment, partially offset by the addition of WP’s margin interest income in 2020.

Principal transactions for the nine months ended September 30, 2020 were $8,126,000 and increased by $1,988,000 from the corresponding period in the prior year, primarily due to strong market conditions during early 2020.

Interest income for the nine months ended September 30, 2020 was $3,155,000 and decreased by $262,000 from the corresponding period in the prior year, primarily due to the declining interest rate environment, partially offset by the addition of WP’s interest income in 2020.

Market making for the nine months ended September 30, 2020 was $1,508,000 and increased by $205,000 from the corresponding period in the prior year, primarily due to favorable market conditions during 2020.

Stock borrow / stock loan for the nine months ended September 30, 2020 was $2,482,000 and increased by $1,129,000 from the corresponding period in the prior year, primarily due to the organic growth of the business, the expansion of our stock locate function, and strong market conditions.

Advisory fees for the nine months ended September 30, 2020 were $810,000 and increased by $238,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line which included revenue growth related to our Robo-Advisor.

Other income for the nine months ended September 30, 2020 was $1,035,000 and increased by $402,000 from the corresponding period in the prior year, primarily due to the addition of WP’s business in 2020 and an increase in miscellaneous account fees.

Operating Expenses

Employee compensation and benefits for the nine months ended September 30, 2020 were $20,489,000 and increased by $6,677,000 from the corresponding period in the prior year, primarily due to the addition of WP salaries and commission payouts in 2020 as well as increased commission payouts corresponding to the increase in principal transaction revenue.

Clearing fees, including execution costs for the nine months ended September 30, 2020 were $3,907,000 and increased by $1,582,000 from the corresponding period in the prior year, primarily due to the addition of WP’s operations in 2020.

Technology and communications expenses for the nine months ended September 30, 2020 were $3,256,000 and increased by $1,992,000 from the corresponding period in the prior year, primarily due to the addition of WP’s technology operations in 2020 as well as development work with InvestCloud related to our online platform and Robo-Advisor.

Other general and administrative expenses for the nine months ended September 30, 2020 were $1,710,000 and decreased by $1,077,000 from the corresponding period in the prior year, primarily due to the expansion of our Jersey City branch office and the establishment of our Miami branch office occurring in the corresponding period in the prior year as well as a reduction in travel related expenses in 2020 due to COVID-19.

Data processing expenses for the nine months ended September 30, 2020 were $2,387,000 and increased by $900,000 from the corresponding period in the prior year, primarily due to increased technology costs related to clearing operations.

Rent and occupancy expenses for the nine months ended September 30, 2020 were $2,119,000 and increased by $365,000 from the corresponding period in the prior year, primarily due to the increase in rent from the addition of WP’s offices in 2020.

Professional fees for the nine months ended September 30, 2020 were $2,159,000 and decreased by $409,000 from the corresponding period in the prior year, primarily due to a reduction in legal fees.

Depreciation and amortization expenses for the nine months ended September 30, 2020 were $1,193,000 and increased by $504,000 from the corresponding period in the prior year, primarily due to the depreciation and amortization of incremental purchases of fixed assets and software as well as the amortization related to the intangible assets acquired from WP.

Referral fees for the nine months ended September 30, 2020 were $427,000 and increased by $427,000 from the corresponding period in the prior year, primarily due to the commission payouts to other institutional brokers for WP in 2020.

Interest expense for the nine months ended September 30, 2020 was $253,000 and increased by $169,000 from the corresponding period in the prior year, primarily due to the interest on the promissory note to finance part of the acquisition of WP.

Provision (Benefit) For (From) Income Taxes

Provision for income taxes for the nine months ended September 30, 2020 was $39,000 and decreased by $1,326,000 from the corresponding period in the prior year, primarily due to a discrete tax benefit related to the anticipated filing of amended 2017 through 2019 federal tax returns in order to claim a refund of previously paid taxes coupled with the recognition of additional deferred tax assets for federal net operating losses as we determined that we can utilize additional net operating losses under Section 382.

Statements of Financial Condition as of September 30, 2020 and December 31, 2019

Assets

Assets as of September 30, 2020 were $673,452,000 and increased by $135,385,000 from December 31, 2019, primarily due to the increase in securities borrowed and cash and securities segregated for regulatory purposes.

Liabilities

Liabilities as of September 30, 2020 were $637,134,000 and increased by $132,202,000 from December 31, 2019, primarily due to the increase in securities loaned and payables to customers.

Liquidity and Capital Resources

Overview

We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under the notes payable – related party, line of credit with East West Bank, and overall access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Net Capital and Special Reserve Account

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Securities Exchange Act of 1934. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. Since MSCO’s aggregate debits may fluctuate, MSCO’s minimum net capital requirements may also fluctuate from period to period. In addition, MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers.

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

See “Note 15 – Capital Requirements” for more detail on our capital requirements.

Line of Credit with East West Bank

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

As of September 30, 2020, we have drawn down approximately $4.9 million under this agreement. See “Note 9 – Long-Term Debt” for more detail on this agreement.

Contractual Obligations

Leases

Future annual minimum payments for operating leases with initial terms of greater than one year as of September 30, 2020 were as follows:

Year	Amount
2020	$606,000
2021	1,403,000
2022	755,000
2023	543,000
2024	56,000
Total	$3,363,000

As of September 30, 2020, we had an operating lease agreement for an office space in Beverly Hills, CA with a term of approximately 5 years. The total commitment of the lease is approximately $1.5 million, and the lease will commence on March 1, 2021. See “Note 7 – Leases” for more detail on our lease arrangements and corresponding disclosures.

Notes Payable – Related Party

As of September 30, 2020, we have $6 million in notes payable to Gloria E. Gebbia, $3 million of which matures in December 2020 and $3 million of which matures in November 2021. See “Note 10 – Notes Payable - Related Party” for more detail.

Prepaid Service Contract

We have entered into an agreement with InvestCloud for development work related to our online platform as well as Robo-Advisor. As part of this agreement, we have an obligation to pay for the license fees associated with the InvestCloud Platform for a three year term. See “Note 5 – Prepaid Service Contract” for more detail.

Off-Balance Sheet Arrangements

Customer transactions are cleared through our clearing firms on a fully disclosed basis. If customers do not fulfill their contractual obligations, we may incur loss in connection with the purchase or sale of securities at prevailing market prices to satisfy customer obligations. We regularly monitor the activity in customer accounts for compliance with margin requirements. We are exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions for the nine months ended September 30, 2020 and 2019.

Impairment

We have concluded that as of September 30, 2020, there have been no impairments to the carrying value of Siebert’s goodwill and other tangible and intangible assets.

Segment

We concluded as of September 30, 2020, Siebert is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of Siebert from a consolidated perspective.

Related Party Disclosures

During the course of business, we enter into various agreements and transactions with related parties. See “Note 18 – Related Party Disclosures” for more detail on our related party disclosures.

Critical Accounting Policies

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2019 Form 10-K. There have been no changes to critical accounting estimates as of September 30, 2020.

Uncertain Tax Positions

Income tax benefits are recognized for a tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

As of September 30, 2020, we recorded an uncertain tax position of $1,041,000 attributable to our 2017 to 2019 amended tax returns as our anticipated tax refunds exceed the amount that meets the more-likely-than-not recognition threshold. The net impact from the uncertain tax position was recorded as a reduction of our income tax receivable. We expect to receive an income tax refund of approximately $248,000 by the first quarter of 2021. In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will present interest and penalties as a component of income taxes.

We recognized the anticipated refunds in three months ended September 30, 2020, as this is the period we concluded we would amend our federal tax returns and file refund claims as well as calculated the amount of refund to be received.

Fair Value Measurements

We have securities that are valued using the fair value framework under ASC 820 within our assets and liabilities as of September 30, 2020 and December 31, 2019. The majority of the assets are level 1 U.S. government securities and equity securities as well as level 2 equity securities that are in the line items “Cash and securities segregated for regulatory purposes” and “Securities owned, at fair value.” The liabilities consist of relatively small amounts of level 1 and level 2 equity securities in the line item “Securities sold, not yet purchased, at fair value.” See “Note 6 – Fair Value Measurements” for more detail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None. See “Note 19 – Subsequent Events” for more detail on shares of our restricted common stock issued on November 10, 2020, subsequent to the end of the reporting period.

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

Dated: November 16, 2020