Form 10-K
period 2020-12-31
SIEBERT FINANCIAL CORP
filed 2021-03-10
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________    to   ____________________

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020), was approximately $43,170,000.

The number of shares of the registrant’s outstanding Common Stock, as of March 1, 2021, was 31,283,364 shares.

Documents Incorporated by Reference: None

SIEBERT FINANCIAL CORP.

Forward-Looking Statements

For purposes of this Annual Report on Form 10-K, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., and its subsidiaries collectively, unless the context otherwise requires.

  The statements contained throughout this Annual Report on Form 10-K, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect the Company’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in under Item 1A. Risk Factors of this Form 10-K as well as in our filings with the SEC.

 We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
Siebert 2020 Form-10K 1

PART I
ITEM 1. BUSINESS

Overview of Company

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned subsidiaries:

●	Retail brokerage business through Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and broker-dealer registered with the U.S Securities and Exchange Commission (“SEC”)
●
Investment advisory services through Siebert AdvisorNXT, Inc. (“SNXT”), a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940, as amended (“Advisers Act”)

●	Insurance services through Park Wilshire Companies, Inc. (“PWC”), a Texas corporation and licensed insurance agency
●	Robo-advisory technology development through Siebert Technologies, LLC. (“STCH”), a Nevada limited liability company
●	Prime brokerage services through WPS Prime Services, LLC (“WPS”), a Delaware limited liability company and a broker-dealer registered with the SEC
●	StockCross Digital Solutions, Ltd. (“STXD”), an inactive subsidiary headquartered in Bermuda

Our headquarters are located at 120 Wall Street, New York, New York, 10005, with primary operations in New Jersey, Florida, and California. Our phone number is (212) 644-2400 and our Internet address is www.siebert.com. We have 18 branch offices throughout the U.S. and clients around the world. Our SEC filings are available through our website at www.siebert.com, where investors are able to obtain copies of our public filings free of charge. Our common stock, par value $.01 per share (“Common Stock”) trades on the Nasdaq Capital Market under the symbol “SIEB.”

Muriel Siebert & Co., Inc.

Discount Brokerage and Related Services

MSCO became a discount broker on May 1, 1975 and is a member of The New York Stock Exchange, Inc. (“NYSE”). The focus of MSCO’s discount brokerage business is to serve retail clients seeking a wide selection of quality investment services, including traditional trading through a broker on the telephone or via the Internet.

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

As of January 1, 2020, StockCross was merged with and into MSCO, and consequently all clearing services provided by StockCross were performed by MSCO. Upon the merger with StockCross, MSCO became a self-clearing broker-dealer and added the business lines of securities lending, equity stock plan services, and market making.

MSCO serves customers who generally make their own equity investment decisions by offering a number of value-added services, including easy access to account information.

Independent Retail Execution Services

MSCO and its clearing firms monitor order flow in an effort to ensure that customers are getting the best possible trade executions.

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

Siebert 2020 Form-10K 2

Retail Customer Service

MSCO believes that its superior customer service enhances its ability to compete with larger discount brokerage firms and provides retail customers with personal service via toll-free access to dedicated customer service personnel for all of its products and services. Customer service personnel are located in each of MSCO’s branch offices. MSCO uses a variety of customer relationship management systems that enables representatives, no matter where located, to review a customer’s requests.

Retirement Accounts

MSCO offers customers a variety of self-directed retirement accounts. Each IRA, SEP IRA, ROTH IRA, 401(k) and KEOGH account can be invested in mutual funds, stocks, bonds and other qualified investments in a consolidated account.

Customer Financing

Customer margin accounts are carried whereby money is lent to customers for a portion of the market value of marginable securities held in the customer’s account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin financing, short sale or any other transaction, MSCO assumes the risk of its customers’ failure to meet their obligations in the event of adverse changes in the market affecting the value of the margined securities positions. MSCO and NFS reserve the right to set margin requirements higher than those established by the Federal Reserve System.

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

Information and Communications Systems

MSCO relies heavily on its data technology platform and the platform provided by its clearing agents. These platforms offer interfaces to MSCO’s clearing service providers’ computing systems where all customer account records are kept and are accessible through MSCO’s data technology platform. MSCO’s systems also utilize browser-based access and other types of data communications. MSCO’s representatives use NFS systems, by way of MSCO’s data technology platform, to perform daily operational functions which include trade entry, trade reporting, clearing-related activities, risk management and account maintenance.

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

MSCO’s voice network offers a call center feature that can route and queue calls for certain departments within the organization. Additionally, the system’s call manager offers reporting and tracking features which enable staff to determine how calls are being managed such as time on hold, call duration and total calls by agent.

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

Client Service and Support

We provide retail customers with personal service via toll-free access to dedicated customer service personnel for all of our products and services. Customer service personnel are located in all of our branch offices across the country.

We use a variety of customer relationship management systems and utilize telephone routing systems to direct customers to the first available customer service representative regardless of branch office location to reduce wait times. We serve our customers through our phone and in-person outlets, and customers can access their account information and retrieve various forms on our website.
Siebert 2020 Form-10K 3

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

Siebert AdvisorNXT, Inc.

SNXT offers customers our proprietary robo-advisory technology that trading algorithms initially developed by STCH. This technology provides clients with cost-efficient, competitively priced, automated wealth management solutions intended to maximize portfolio returns based on their specific risk tolerance. The platform utilizes Nobel Prize-winning Modern Portfolio Theory (“MPT”) to create optimal portfolios for each client. We provide web-based tools to enable clients to monitor and interact with the Robo-Advisor’s automated portfolio manager application. In addition, clients who opt for the “Premier” line of service also have access to traditional wealth managers to supplement the Robo-Advisor where appropriate.

MPT was developed by the economist Harry Markowitz and optimizes expected portfolio returns for specific levels of risk. The technique requires a series of calculations in which all possible combinations of potential asset classes are evaluated to determine the optimal blend of allocations for each individual client. Due to the complexity of the analysis, services like this have historically only been available to clients with large account balances who were willing to pay high fees. By combining state-of-the-art technology with rigorous quantitative research, we provide the same quality of service to clients with smaller account sizes at a lower cost.

The Robo-Advisor selects low-cost, well-managed, exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”) that represent the asset classes that provide clients the necessary risk-adjusted exposure given current market conditions. In order to determine a client’s risk tolerance, a prospective client answers a series of objective questions posed in the form of an interactive digital interview. Once a client’s risk tolerance is determined, the Robo-Advisor’s algorithm utilizes MPT to create a theoretically optimal allocation across a diverse selection of asset classes, thus tailoring a portfolio to a client’s specific investment objectives and risk tolerance. The Robo-Advisor continuously monitors and periodically rebalances portfolios to address changes in market and economic conditions.

We plan to add new features and functionality to enhance this platform. An upgrade to the Robo-Advisor is planned to launch in 2021, complete with a fully integrated mobile app targeting a new generation of investors.

Park Wilshire Companies, Inc.

PWC is a full-service insurance agency founded in 2010 that we acquired in March 2018. Our acquisition of PWC has expanded our product offering to include various insurance products such as fixed annuities and property and casualty insurance.

Siebert Technologies, LLC

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

WPS Prime Services, LLC

In December 2019, we acquired WPS, a leading prime brokerage services provider. Founded in 2007, WPS is a prime brokerage business focused on providing institutional quality services to hedge funds. With a focus on capital raising and cutting-edge technology, WPS has created a platform which clients can leverage in seeking to grow their businesses. This platform offers clients a scalable solution for prime brokerage, capital raising solutions, automated separately managed account infrastructure, exceptional client service and access to custody and clearing partners. WPS’ comprehensive global platform that includes institutional equity, outsourced trading, automated allocation technology and sophisticated portfolio reporting.
Siebert 2020 Form-10K 4

WPS clears its securities transactions on a fully disclosed basis through its clearing broker-dealers, The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Pershing LLC (“Pershing”), and are operating on a month-to-month basis with these entities.

StockCross Financial Services, Inc.

In January 2019, we acquired approximately 15% ownership of StockCross, a clearing broker-dealer that was under common ownership with Siebert. Effective January 1, 2020, we acquired the remaining 85% of StockCross’ outstanding shares, and StockCross was merged with and into MSCO. As of January 1, 2020, all clearing services provided by StockCross were performed by MSCO.

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

Hired New Leaders of Securities Finance Group

In November 2020, we hired Anthony Palmeri and Jerry Losurdo to lead our Securities Finance Group, a division which consists primarily of our stock borrow / stock loan and related services. Mr. Palmeri and Mr. Losurdo bring their industry expertise and  connections to the current strength of the division, and we have already begun to see positive results under their leadership. During 2020, we have increased the quarter-over-quarter revenue of the division as well as added a variety of new counterparties.

Russell 2000

As part of the 2019 Russell U.S. Indexes reconstitution, our stock was included in the Russell 2000® Index, effective after the U.S. market opened on July 1, 2019. Russell U.S. Indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies. Approximately $9 trillion in assets are benchmarked against Russell U.S. Indexes. Russell Indexes are part of FTSE Russell, a leading global index provider.

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

Regulations

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. MSCO and WPS are registered as broker-dealers with the SEC. MSCO is a member of the NYSE and the Financial Industry Regulatory Authority (“FINRA”). Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”), principally FINRA and national securities exchanges such as the NYSE, which is MSCO’s primary regulator with respect to financial and operational compliance. These SROs adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico. These regulations affect our business operations and impose capital, client protection, and market conduct requirements.

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
Siebert 2020 Form-10K 5

Regulation Best Interest

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to RIAs. In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Regulation Best Interest and Form CRS have a compliance date of June 30, 2020.

Regulation Best Interest Rules have impacted the conduct of our business, especially with respect to our business with our retail clients. The need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the increased supervision of sales practices and transactions have increased the amount of record-keeping and training for our sales staff. The related new rules and procedures may bring increased costs associated with compliance and enhanced technology.

We reviewed our business practices and operating models in light of the Regulation Best Interest Rules and made structural, technological and operational changes to our business leading up to the effective date of June 30, 2020 for compliance with the Regulation Best Interest Rules. As a result, we conducted thorough training of all our employees with respect to the requirements of Regulation Best Interest. Additionally, we created the Regulation Best Interest Rule’s required documents and completed each of the required mailings (both electronic and conventional) prior to the effective date. We believe that the changes made to our business processes will result in compliance with these new requirements. As business continues to be conducted under the Regulation Best Interest Rules, it is likely that additional changes may be necessary. It is noteworthy that the newly elected Congress is calling for additional regulation of the securities industry and calling for full fiduciary rules in lieu of Regulation Best Interest.

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
Siebert 2020 Form-10K 6

Investment Advisers Act of 1940

SNXT is registered with the SEC as an investment adviser pursuant to the Advisers Act. The Advisers Act, together with the SEC’s regulations and interpretations thereunder, is a highly prescriptive regulatory statute. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an adviser’s registration and, in the case of willful violations, can refer a matter to the Unites States Department of Justice for criminal prosecution.

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

As a RIA, SNXT is subject to additional requirements that cover, among other things, disclosure of information about its business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees SNXT may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has legal authority to inspect any investment adviser and typically inspects a RIA periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws and regulations, (ii) disclosures made to clients and (iii) adequate systems, policies and procedures reasonably designed to prevent and detect violations.

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

Net Capital and Best Execution

As registered broker-dealers, MSCO and WPS are subject to the requirements of the Exchange Act relating to broker-dealers such as minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1). MSCO is subject to “best execution” requirements for client trades under SEC guidelines and FINRA rules, and segregation of fully paid client funds and securities under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA.

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

As explained in SEC guidelines and FINRA rules, brokers are required to seek the “best execution” reasonably available for their clients’ orders. In part, this requires brokers to use reasonable diligence so that the price to the client is as favorable as possible under prevailing market conditions. MSCO sends client orders to a number of market centers, including market makers and exchanges, which encourages competition and ensures redundancy. For non-directed client orders, it is our policy to route orders to market centers based on a number of factors that are more fully discussed in the Supplemental Materials of FINRA Rule 5310, including, where applicable, but not necessarily limited to, speed of execution, price improvement opportunities, differences in price disimprovement, likelihood of executions, the marketability of the order, size guarantees, service levels and support, the reliability of order handling systems, client needs and expectations, transaction costs, and whether the firm will receive remuneration for routing order flow to such market centers. Price improvement is available under certain market conditions and for certain order types and we regularly monitor executions to ensure best execution standards are met.
Siebert 2020 Form-10K 7

Consumer Financial Information Privacy

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. To the extent they are applicable to us, we must comply with federal and state information-related laws and regulations in the United States, including the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID, as well as the California Consumer Protection Act and further potential federal and state requirements.

Human Capital

Our success depends on our ability to attract, hire, retain and develop highly-skilled professionals in a variety of specialties, including finance, technology, compliance, business development, cybersecurity and management. Due to the complexity of our business, we compete for talent with other companies, both inside and outside of our industry, and in multiple geographical areas in the U.S.
Our human capital efforts focus on establishing a culture of service that emphasizes taking care of our employees, so they can take care of our clients. To that end, we seek employees who are approachable, proactive, collaborative, agile and innovative, and who share our commitment to excellence, integrity and service. As of March 1, 2021, we had 125 employees, one of whom was a corporate officer. None of our employees are represented by a union, and we believe that relations with our employees are good.

To maintain a high-caliber, values-driven workforce that is committed to our culture, we strive to offer total rewards, including compensation and benefits that position our company as an employer of choice. We design our compensation to be competitive in the markets in which we compete, and closely monitor industry trends and practices to ensure we are able to attract and retain the personnel who are critical to our success. To support our employees’ health and well-being, we offer competitive medical, dental and vision plans as well as other health benefits.

We believe in our employees’ potential and provide training and development opportunities intended to maximize their performance and professional growth. We require all of our employees to complete courses in key regulatory areas, such as insider trading and anti-money laundering compliance.

We aim to provide a safe, inclusive environment for our employees, where they feel engaged in our business, supported in who they are and empowered to succeed. We are committed to providing a workplace that is free from violence, harassment and other unsafe or disruptive conditions, and require our personnel to attend regular training sessions and workshops on those topics. To promote safety during the COVID-19 pandemic, we have taken numerous steps to ensure that our employees and customers are operating in a safe environment by implementing measures such as social distancing, sanitizing workstations, temperature checks, requiring masks, and alternating staff.
Siebert 2020 Form-10K 8

ITEM 1A. RISK FACTORS

Regulatory Risks

Legislation has and may continue to result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.

New laws, rules, regulations and guidance, or changes in the interpretation and enforcement of existing federal, state, foreign and self-regulatory organization ("SRO") laws, rules, regulations and guidance may directly affect our business and the profitability of Siebert or the operation of specific business lines. In addition, new and changing laws, rules, regulation and guidance could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements or other costs and could limit our ability to return capital to stockholders.

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

The U.S. Department of Labor (“DOL”) has enacted regulations changing the definition of who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974 (“ERISA”), and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and IRAs. The DOL's final rule defining the term "fiduciary" and exemptions related to it in the context of ERISA and retirement accounts was vacated in June 2018 by the U.S. Court of Appeals for the Fifth Circuit. The SEC and several states then proposed heightened standard of conduct regulations, with the SEC adopting such regulations in June 2019.

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

The new rules and processes related thereto will most likely involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology.

It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that may be imposed, or whether any existing proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

We are subject to extensive government regulation and to third party litigation risk and regulatory risk which could result in significant liabilities and reputational harm which, in turn, could materially adversely affect our business, results of operations and financial condition.

Our business is subject to extensive regulation in the U.S., at both the federal and state level. We are also subject to regulation by SROs and other regulatory bodies in the U.S., such as the SEC, the NYSE, FINRA, MSRB, the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico. The regulations to which MSCO and WPS are subject as broker-dealers cover all aspects of the securities business including training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees.

SNXT is registered as an investment adviser with the SEC under the Advisers Act, and its business is highly regulated. The Advisers Act imposes numerous obligations on RIAs, including fiduciary, record keeping, operational and disclosure obligations. Moreover, the Advisers Act grants broad administrative powers to regulatory agencies such as the SEC to regulate investment advisory businesses. If the SEC or other government agencies believe that SNXT has failed to comply with applicable laws or regulations, these agencies have the power to impose fines, suspensions of a registrant and individual employees or other sanctions, which could include revocation of SNXT’s registration under the Advisers Act. SNXT is also subject to the provisions and regulations of ERISA, to the extent that SNXT acts as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Our subsidiaries, WPS and MSCO, are also regulated by the National Futures Association (“NFA”) and function as a registered introducing broker.
Siebert 2020 Form-10K 9

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

Additionally, like other participants in the financial services industry, we and our subsidiaries face the risks of lawsuits by clients and risks of regulatory proceeding against us. The outcome of regulatory proceedings and client lawsuits is uncertain and difficult to predict. An adverse resolution of any regulatory proceeding or client lawsuit against us could result in substantial costs or reputational harm to us. Further, adverse proceedings could have an adverse effect on our ability to retain key registered representatives, investment advisers and wealth managers, and to retain existing clients or attract new clients, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Our Technology and Information Systems

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

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our branch offices and with our clients and vendors. As the breadth and complexity of this infrastructure continues to grow, the potential risk of security breaches and cyber-attacks increases. As a financial services company, we are continuously subject to cyber-attacks by third parties. Any such security breach could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. The secure transmission of confidential information over public networks is also a critical element of our operations.

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
Siebert 2020 Form-10K 10

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

●
Remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack;

●
Increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants;

●	Lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;
●	Litigation and legal risks, including regulatory actions by state and federal regulators; and
●	Loss of reputation.

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
Siebert 2020 Form-10K 11

Our future success will depend on our ability to:

●	Enhance our existing products and services;
●	Develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our clients and prospective clients;
●	Continue to attract highly-skilled technology personnel; and
●	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our electronic services, our implementation and utilization of our Robo-Advisor and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platform, information databases and network infrastructure to client requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our clients may forego the use of our products and use those of our competitors.

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

Risks Related to Our Business Operations

Potential strategic acquisitions and other business growth could increase costs and regulatory and integration risks.

Acquisitions involve risks that could adversely affect our business. We may pursue acquisitions of businesses and technologies. Acquisitions and other transactions entail numerous risks, including:

●	Difficulties in the integration of acquired operations, services and products;
●	Failure to achieve expected synergies;
●	Diversion of management’s attention from other business concerns;
●	Assumption of unknown material liabilities of acquired companies;
●	Amortization of acquired intangible assets, which could reduce future reported earnings;
●	Potential loss of clients or key employees of acquired companies; and
●	Dilution to existing stockholders.

As part of our growth strategy, we regularly consider and from time to time engage in discussions and negotiations regarding transactions such as acquisitions, mergers and combinations within our industry. The purchase price for possible acquisitions could be paid in cash through the issuance of Common Stock or other securities, borrowings or a combination of these methods.

Our transactions are typically subject to closing conditions including regulatory approvals and the absence of material adverse changes in the business, operations or financial condition of the entity or part of an entity being acquired or sold. To the extent we enter into an agreement to buy or sell an entity or part of an entity, there can be no guarantee that the transaction will close when expected or at all. If a material transaction does not close our stock price could decline.

We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, we could begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. However, opportunities may arise that we will evaluate and any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be unable to realize the anticipated benefits of our cost cutting efforts or it may take longer than anticipated for us to realize any benefits from increased cost efficiencies or economies of scale, if at all.

Our realization of the benefits anticipated as a result of cost cutting efforts and other business efforts and changes will depend in part on the ability of our management team to implement our business plan. We cannot assure shareholders that there will not be substantial costs associated with these activities or other negative consequences as a result of these changes. These effects include, but are not limited to, incurring unexpected costs or delays in connection with implementation of a modified business model, or the failure of our business to perform as expected, which could harm our results of operations.
Siebert 2020 Form-10K 12

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

Risks Related to COVID-19

The continuation of the COVID-19 pandemic could adversely affect our business, financial condition, liquidity and results of operations.

The COVID-19 outbreak has caused significant volatility and disruption in the financial markets both globally and in the U.S. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business.

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

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. As such, impacts of COVID-19 to our business are highly uncertain and we will continue to assess the impact as the situation develops. The disruptions to the U.S. and global economies and financial markets may cause investors to be more cautious and to limit their investments. Trading of securities may be materially and adversely affected with more investors seeking stability. Investment activity may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of job losses and any recession, resulting from the COVID-19 pandemic. Clients holding savings with us in retirement or investment accounts may be required to liquidate some or all of their savings to pay living expenses. All of these factors could materially and adversely impact our revenue streams.

Risks Related to Our Common Stock

There may be a limited public market for our Common Stock; Volatility.

9,236,962 shares of Common Stock, or approximately 30% of our shares of Common Stock outstanding, are currently held by non-affiliates as of March 1, 2021. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our Common Stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.
Siebert 2020 Form-10K 13

Our principal shareholder has the ability to control key decisions submitted to a vote of our shareholders.

Gloria E. Gebbia, who is a director of Siebert and the managing member of Kennedy Cabot Acquisition, LLC (“KCA”), has, along with other family members, the power to elect the entire Board of Directors and, except as otherwise provided by law or our Certificate of Incorporation or by-laws, to approve any action requiring shareholder approval without a shareholders meeting.

The price of our Common Stock in the public markets has experienced, and may in the future experience, extreme volatility due to a variety of factors, many of which are beyond our control.

Since our Common Stock started trading on the Nasdaq Capital Market, our Common Stock has been relatively thinly traded and at times been subject to price volatility. Recently our Common Stock has experienced extreme price volatility. From January 1, 2021 to January 28, 2021, the average close price of our Common Stock was $3.93 per share. On January 29, 2021, the price increased to a high of $18.50 per share and 33,821,000 shares were traded. From February 1, 2021 to February 28, 2021, the average close price was $5.60 per share. The average daily trading volume from March 1, 2020 to March 1, 2021 was approximately 200,000 shares per day. We have not experienced any material changes in our financial condition or results of operations that explain such price volatility or trading volume.

We believe that the trading price of our Common Stock has at times been influenced by trading factors other than industry or Company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), speculation in the press, in the investment community, or on the internet, including on online forums and social media, about Siebert, our industry or our securities access to margin debt, trading in options and other derivatives on our Common Stock, and the amount and status of short interest in our securities (including a “short squeeze”). A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.

As a result of the foregoing, investors in our Common Stock may be subject to the risk of significant, short-term price volatility of our Common Stock and the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition, or results of operations. Further, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

Our ability to pay cash dividends on our Common Stock is also dependent on the ability of our subsidiaries to pay dividends or capital distributions to the Company. MSCO and WPS are subject to requirements of the SEC and FINRA relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for payments to the Company.

Risks Related to Our Industry and Market

Securities market volatility and other securities industry risk could adversely affect our business.
Siebert 2020 Form-10K 14

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

Our businesses are, and will continue to be, susceptible to economic slowdowns, recessions and volatility in the markets, which may lead to financial losses for our customers, and a decrease in revenues and operating results. In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the U.S. and the European Union, renewed concern about China’s economy, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as might occur in the event of a wider pandemic involving COVID-19. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate negative impact on our overall results of operations.

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

Lower price levels of securities may result in (i) reduced volumes of securities, options and futures transactions, with a consequent reduction in our commission revenues, and (ii) losses from declines in the market value of securities we hold in investment. In periods of low volume, our levels of profitability are further adversely affected because certain of our expenses remain relatively fixed. Sudden sharp declines in market values of securities and the failure of issuers and counterparties to perform their obligations can result in illiquid markets which, in turn, may result us having difficulty selling securities. Such negative market conditions, if prolonged, may lower our revenues. A reduction in our revenues could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Siebert 2020 Form-10K 15

ITEM 2. PROPERTIES

We currently maintain 18 branch offices, one of which is our corporate headquarters. Customers can visit our branch offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of our activities are conducted on the Internet or by telephone and mail. We operate our business out of the following branch offices:

Approximate Square Feet
Corporate Headquarters
New York, NY – 120 Wall Street	250

Service and Other Office Spaces
Beverly Hills, CA – 190 N Canon	900
Beverly Hills, CA – 9464 Wilshire	8,600
Boca Raton, FL	1,600
Boston, MA	1,700
Calabasas, CA	3,200
Dallas, TX	250
Horsham, PA	2,000
Houston, TX	3,200
Jersey City, NJ	11,000
Miami, FL	11,600
New York, NY – 1500 Broadway	5,300
Omaha, NE	2,900
Rye Brook, NY	800
Seal Beach, CA	800
Tampa, FL	1,000
Troy, MI	250
Tustin, CA	400

ITEM 3. LEGAL PROCEEDINGS

We are party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit, or involve amounts which would not have a significant effect on our financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Siebert 2020 Form-10K 16

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock traded on the Nasdaq Global Market until June 29, 2011 when our Common Stock started trading on the Nasdaq Capital Market, under the symbol “SIEB”. The high and low sales prices of our Common Stock reported by Nasdaq during the following calendar quarters were as follows:

	2020		2019
	High	Low	High	Low
First Quarter	$9.41	$6.15	$14.54	$10.80
Second Quarter	$7.83	$5.04	$12.00	$8.17
Third Quarter	$5.28	$3.15	$12.36	$8.71
Fourth Quarter	$4.60	$3.13	$12.10	$8.18

The closing sale price of our Common Stock as reported on the Nasdaq Capital Market on March 1, 2021 was $4.89 per share. As of March 1, 2021, there were 100 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 5,789 beneficial holders of our Common Stock as of March 1, 2021.

Dividend Policy

Our Board of Directors periodically considers whether to declare dividends. In considering whether to pay such dividends, our Board of Directors will review our earnings, capital requirements, economic forecasts and such other factors as are deemed relevant. Some portion of our earnings will be retained to provide capital for the operation and expansion of our business.

Share Price Volatility

Since our Common Stock started trading on the Nasdaq Capital Market, our Common Stock has been relatively thinly traded and at times been subject to price volatility. Recently, our Common Stock has experienced extreme price volatility. From January 1, 2021 to January 28, 2021, the average close price of our Common Stock was $3.93 per share. On January 29, 2021, the price increased to a high of $18.50 per share and 33,821,000 shares were traded. From February 1, 2021 to February 28, 2021, the average close price was $5.60 per share. The average daily trading volume from March 1, 2020 to March 1, 2021 was approximately 200,000 shares per day. We have not experienced any material changes in our financial condition or results of operations that explain such price volatility or trading volume.
Siebert 2020 Form-10K 17

Performance Graph

The graph below compares our Common Stock performance from December 31, 2015 through December 31, 2020 against the performance of the Nasdaq Composite Index and a customized peer group.

	Cumulative Total Return*
	2015	2016	2017	2018	2019	2020
Siebert Financial Corp.	100.00	267.97	1,213.95	1,300.28	777.83	377.67
Nasdaq Composite	100.00	108.87	141.13	137.12	187.44	271.64
Peer Group	100.00	121.02	158.72	129.48	150.66	171.13

Siebert 2020 Form-10K 18

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our consolidated financial statements and the related notes thereto.

(In thousands except share and per share data)
	Year Ended December 31,
	2020	2019	*	2018	2017	2016
Consolidated Statements of Operations Data:
Revenue	$54,872	$47,777		$30,036	$13,110	$9,812
Net income / (loss)	$2,975	$3,236		$11,962	$2,157	$(5,578)

Net income / (loss) per share of Common Stock
Basic and diluted	$0.10	$0.11		$0.44	$0.10	$(0.25)
Weighted average shares outstanding (basic and diluted)	30,637,794	30,455,962		27,157,188	22,507,798	22,085,126

Performance Metrics:
Year over year revenue increase / (decrease)	28%	59	%**	129%	34%	(3%)
Income / (loss) before income taxes margin	6%	10	%**	25%	18%	(57%)

	As of December 31,
Consolidated Statements of Financial Condition Data:	2020	2019	*	2018	2017	2016
Cash and cash equivalents	$3,632	$4,670		$7,229	$3,765	$2,730
Total Assets	$1,372,987	$538,067		$18,177	$6,025	$3,816
Total Liabilities	$1,335,001	$504,932		$1,003	$813	$1,563
Total Stockholders’ equity	$37,986	$33,135		$17,174	$5,212	$2,253
Cash dividends declared on common shares	—	—		—	—	$0.20

*Statement of financial condition and statement of income as of and for the year ended December 31, 2019 represent the pro forma combination of Siebert and StockCross balances, which corresponds to the presentation of the financial statements within this report. See “Note 3 – Acquisitions” for additional detail. The periods prior to 2019 presented in the table above represent Siebert’s standalone results.

**Siebert standalone results for 2019 were $28,593,000 in revenue and $3,607,000 in net income, with an income before income taxes margin of 17%.

Siebert 2020 Form-10K 19

ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

We are a financial services company and provide a wide variety of financial services to our clients. We operate in the following business lines through our wholly-owned subsidiaries:

●	Retail brokerage business through MSCO, a Delaware corporation and broker-dealer registered with the SEC
●	Investment advisory services through SNXT, a New York corporation registered with the SEC as a RIA under Advisers Act
●	Insurance services through PWC, a Texas corporation and licensed insurance agency
●	Robo-advisory technology development through STCH, a Nevada limited liability company
●	Prime brokerage services through WPS, a Delaware limited liability company and a broker-dealer registered with the SEC

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

COVID-19

Impact

Overview

 The World Health Organization declared the spread of COVID-19 a worldwide pandemic in March 2020. Since that time the COVID‑19 pandemic has adversely impacted the economic environment, leading to lower interest rates across the curve and heightened volatility in the financial markets. We are actively monitoring the impact of COVID-19 and the possible effects of the roll-out of various vaccines on our business, financial condition, liquidity, operations, employees, clients and business partners.

Financial Impact

The COVID-19 pandemic had varied impacts across our business. In the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate twice for a total of 150 basis points to near zero. This decline in interest rates led to a decrease in our revenue from margin interest, marketing and distribution fees as well as interest income, and may continue to have a negative impact on these revenue streams in the foreseeable future as we do not anticipate short-term interest rates to recover to the level at the beginning of 2020 during 2021.

Market volatility caused by the pandemic resulted in an increase in revenue streams related to our institutional clients within WPS as well as a higher volume of principal transactions and commissions and fees within our retail customer base.

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
Siebert 2020 Form-10K 20

As of the date of this report, we have reopened our branch offices while ensuring compliance with federal, state, and local laws as well as health and safety guidelines. We have taken numerous steps to ensure that our employees and customers are operating in a safe environment by implementing measures such as social distancing, sanitizing workstations, temperature checks, requiring masks, and alternating staff. Throughout this challenging time, our unwavering focus on continuing to earn our clients’ trust is made possible by the significant contributions of our employees, and we remain committed to serving our clients while protecting our employees’ wellbeing.

Expense Reduction

To offset the decrease in certain revenue streams associated with COVID-19, we have reduced the salary of higher-level employees and made a reduction in force in certain areas of our business. In addition, some members of our board of directors reduced their annual fees during 2020.

We are strategically evaluating our clearing relationship opportunities within our institutional operations to increase profitability. We are assessing all of our vendors to identify areas where we can optimize our cost structure while maintaining operational efficiency and quality of the customer experience. As of the date of this report, we are actively involved in contract negotiations with key vendors to reduce many of our fixed costs.

In addition, we have evaluated our branch offices and are transitioning out of legacy office space into more cost-efficient locations. We anticipate the benefits of these transitions to provide cost reductions beginning in the second quarter of 2021 and are looking into ways to further consolidate our office space.

We do not believe any of the changes described above will have a negative impact on the operations or financials of our business.

Liquidity and Capital Resources

The situation surrounding COVID-19 has not materially impacted our liquidity position or future outlook as we have been able to meet all obligations and believe we will be able to do so in the foreseeable future.

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

Significant Events

Hired New Leaders of Securities Finance Group

In November 2020, we hired Anthony Palmeri and Jerry Losurdo to lead our Securities Finance Group, which generally consists of our stock borrow / stock loan and related services. Mr. Palmeri joined from JPMorgan Chase & Co. where he was an Executive Director, and Mr. Losurdo joined from TD Prime Services, LLC where, as a Managing Director, he led its Securities Lending and Equity Finance division. During the fourth quarter of 2020, our Securities Finance Group achieved its highest quarterly revenue of over $1.5 million, which represents an increase of over 500% from the fourth quarter of 2019.

New Fin-Tech Partnership with InvestCloud

In May 2020, we announced a partnership with InvestCloud Inc. (“InvestCloud”), a tech provider of flexible and fully integrated digital apps for financial services, to provide a variety of enhancements and upgrades to our online and mobile client experience, including a state-of-the-art Robo Advisor product. We will implement InvestCloud's full suite of applications, ranging from intuitive client-facing portals and mobile apps to back-office operational automation, as well as centralize our digital transformation into a single partner.

Siebert 2020 Form-10K 21

Expansion of Clearing Operations

In December 2020, MSCO was admitted as a member of Euroclear. The admission into Euroclear is a strategic step in our ability to enhance our clearing capabilities and provide additional services to our clients and counterparties. We anticipate finalizing our Euroclear offerings early in 2021. In addition, we are in the process of expanding our clearing services in the U.S. by acting as a correspondent clearing firm for other broker-dealers and anticipate being able to offer these services in early 2021.

StockCross Acquisition

Overview

Established in 1971, StockCross was one of the largest privately-owned brokerage firms in the nation and its operations consisted primarily of market making, fixed-income products distribution, online and broker-assisted equity trading, securities lending, and equity stock plan services.

In January 2019, we acquired approximately 15% ownership of StockCross which was accounted for under the equity method. Effective January 1, 2020, we acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of our common stock and StockCross was merged with and into MSCO. As of January 1, 2020, the business and operations of StockCross became part of MSCO, and all clearing and other services provided by StockCross were performed by MSCO. In addition, as of January 1, 2020, our equity method investment in StockCross was eliminated.

Accounting for Acquisition

Prior to and as of the date of our acquisition of StockCross, Siebert and StockCross were entities under common control of Gloria E. Gebbia, our principal stockholder, and members of her immediate family (collectively, the “Gebbia Family”). The acquisition represented a change in reporting entity and as such, the companies have been presented on a combined basis for all periods presented in the financial statements. As such, this presentation is reflected in the section below comparing our financial statements from 2020 to 2019.

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

Recent Results

The business lines acquired from StockCross have added new revenue streams to our statements of income. These new revenue streams include interest income from clearing operations, market making, and stock borrow / stock loan, all of which have contributed approximately $7.5 million of revenue for the year ended December 31, 2020, of which included approximately $793,000 related to equity stock plan services.

In terms of our existing revenue streams, StockCross added incremental commissions and fees, margin interest, marketing and distribution fees, and principal transactions from their client base and operations. Our existing expenses primarily related to employee compensation, occupancy, clearing and technology costs have also increased from the corresponding increase in StockCross’ revenue and operations. See “Note 13 – Revenue Recognition” for further detail on our revenue streams and corresponding accounting policies.

The acquisition of StockCross has also impacted our statements of financial condition as the nature of StockCross’ business requires the presentation of various assets and corresponding liabilities related to the new self-clearing business line on the statements of financial condition.

Further, at the time of acquisition, StockCross added approximately $1.5 billion in retail customer net worth and approximately 30,000 retail accounts to Siebert.

WPS Acquisition

Effective December 1, 2019, we acquired all of the issued and outstanding membership interests of WPS, a prime brokerage services provider, for a cash consideration of approximately $7.1 million, and WPS became a wholly-owned subsidiary of Siebert.
Siebert 2020 Form-10K 22

The acquisition resulted in approximately $1,989,000 of goodwill and we acquired two intangible assets, WPS’ customer relationships and trade name. We also acquired other assets consisting mostly of receivables from broker-dealers and clearing organizations and assumed liabilities consisting mostly of accounts payable and accrued expenses.

Since we acquired WPS at the end of 2019, we have reduced fixed costs related to technology, office space, and have also increased the overall operational efficiency of the company. In addition, WPS revenue increased by approximately 15% in 2020 due to market conditions as well as organic growth of the business. The net effect of these developments has resulted in WPS achieving operating income of approximately $1.3 million in 2020, an increase of $2.3 million from an operating loss of $1.0 million in 2019.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated. Retail customers are customers who have accounts with MSCO and institutional customers were acquired from WPS as part of the acquisition effective December 1, 2019.

We acquired StockCross in January 2020; however, the client account and client activity metrics for Siebert and StockCross have been presented on a combined basis for all periods shown below to maintain consistency to the presentation of the financial statements. As such, the results of StockCross are included in metrics for the 2019 data shown below.

Client Account Metrics – Total Assets Under Management

	As of December 31,
	2020	2019
	Total	Siebert	StockCross	Combined 2019
Total assets under management (in billions)	$16.2	$13.3	$1.5	$14.8

●	Total assets under management represents the total of our retail and institutional customer net worth

Client Account Metrics – Retail Customers
	As of December 31,
	2020	2019
	Total	Siebert	StockCross	Combined 2019
Retail customer net worth (in billions)	$14.6	$11.9	$1.5	$13.4
Retail customer margin debit balances (in billions)	$0.5	$0.3	$0.1	$0.4
Retail customer credit balances (in billions)	$0.7	$0.5	$0.1	$0.6
Retail customer money market fund value (in billions)	$0.8	$0.7	$0.0	$0.7
Retail customer accounts	110,699	76,718	30,187	106,905

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits
●	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions
●	Retail customer credit balances represents client cash held in brokerage accounts
●	Retail customer money market fund value represents all retail customers accounts invested in money market funds
●	Retail customer accounts represents the number of retail customers

Client Account Metrics – Institutional Customers

	As of December 31,
	2020	2019
Institutional customer net worth (in billions)	$1.6	$1.4

●
Institutional customer net worth represents the total value of securities and cash in the customer accounts after deducting margin debits and short positions. We did not have institutional customers until our purchase of WPS in December 2019.

Siebert 2020 Form-10K 23

Client Activity Metrics

	Year Ended December 31,
	2020	2019
	Total	Siebert	StockCross	Combined 2019
Total retail trades	471,662	276,018	40,256	316,274
Average commission per retail trade	$15.31	$17.86	$17.70	$17.84

●	Total retail trades represent retail trades that generate commissions
●	Average commission per retail trade represents the average commission generated for all types of retail customer trades

Statements of Income and Financial Condition

Overview

The following table sets forth metrics we use in analyzing our financial performance for the periods indicated:

	Year Ended December 31,
	2020	2019
	Total	Siebert	StockCross	Pro Forma Adj	Combined 2019
Revenue	$54,872,000	$28,593,000	$14,442,000	$(258,000)	$42,777,000
Income / (loss) before income taxes	$3,196,000	$4,725,000	$(507,000)	$66,000	$4,284,000
Net income / (loss)	$2,975,000	$3,607,000	$(419,000)	$48,000	$3,236,000

Effective January 1, 2020, we acquired StockCross and the acquisition represented a change in reporting entity due to common ownership. As such, Siebert and StockCross have been presented on a combined basis for all periods presented in the financial statements. In addition, we acquired WPS in December 2019 which added new revenue streams and corresponding expenses to our statement of income for the year ended December 31, 2020. See “Note 3 – Acquisitions” for additional detail on the transaction with StockCross and WPS and the corresponding accounting.

During the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate twice for a total of 150 basis points to near zero, which led a decrease in our revenue streams related to interest in 2020. Market volatility during 2020 resulted in a benefit for revenue streams related to institutional clients within WPS as well as principal transactions and commission income within our retail customer base. Our stock loan / stock borrow business line has grown significantly from 2019 due to new management within the business line as well as the addition of a substantial number of new counterparties.

Statements of Income for the Year Ended December 31, 2020 and 2019

Revenue

Commissions and fees for the year ended December 31, 2020 were $20,179,000 and increased by $10,429,000 from the corresponding period in the prior year, primarily due to the addition of $9,187,000 in WPS commissions and fees in 2020, as well as strong market conditions during the first and fourth quarter of 2020.

Margin interest, marketing and distribution fees for the year ended December 31, 2020 were $10,183,000 and decreased by 4,527,000 from the corresponding period in the prior year, primarily due to the reduction of the federal funds rate to near zero, partially offset by the addition of $1,255,000 in WPS margin interest income in 2020.

Principal transactions for the year ended December 31, 2020 were $11,850,000 and increased by $2,832,000 from the corresponding period in the prior year, primarily due to strong market conditions during the first and fourth quarter of 2020.

Interest income for the year ended December 31, 2020 was $4,012,000 and decreased by $223,000 from the corresponding period in the prior year, primarily due to the reduction of the federal funds rate to near zero, which was almost fully offset by the addition of $2,341,000 in WPS interest income in 2020.

Market making revenue for the year ended December 31, 2020 was $2,042,000 and increased by $298,000 from the corresponding period in the prior year, primarily due to favorable market conditions during 2020.
Siebert 2020 Form-10K 24

Stock borrow / stock loan revenue for the year ended December 31, 2020 was $4,045,000 and increased by $2,438,000 from the corresponding period in the prior year, primarily due to the organic growth of the business, the addition of key personnel, expansion of our stock locate capabilities, and additional counterparty relationships.

Advisory fees for the year ended December 31, 2020 were $1,142,000 and increased by $341,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line which included revenue growth related to our Robo-Advisor.

Other income for the year ended December 31, 2020 was $1,419,000 and increased by $507,000 from the corresponding period in the prior year, primarily due to the addition of $143,000 in WPS other income in 2020 and an increase in payment for order flow.

Operating Expenses

Employee compensation and benefits for the year ended December 31, 2020 were $28,502,000 and increased by $8,537,000 from the corresponding period in the prior year, primarily due to the addition of $6,511,000 in WPS salaries and commission payouts in 2020 as well as increased commission payouts corresponding to the increase in principal transaction, commissions and fees and stock loan / stock borrow revenue in 2020.

Clearing fees, including execution costs for the year ended December 31, 2020 were $5,107,000 and increased by $1,761,000 from the corresponding period in the prior year, primarily due to the addition of $2,485,000 in WPS clearing fees in 2020, partially offset by a decrease in other clearing costs due to the economies of scale from the acquisition of StockCross.

Technology and communications expenses for the year ended December 31, 2020 were $4,622,000 and increased by $2,752,000 from the corresponding period in the prior year, primarily due to the addition of $1,213,000 in WPS technology expenses in 2020 as well as development work with InvestCloud related to our online platform and Robo-Advisor.

Other general and administrative expenses for the year ended December 31, 2020 were $2,364,000 and decreased by $1,497,000 from the corresponding period in the prior year, primarily due to the expansion of our Jersey City branch office and the establishment of our Miami branch office occurred in 2019 as well as a reduction in travel related expenses in 2020 due to COVID-19.

Data processing expenses for the year ended December 31, 2020 were $2,797,000 and increased by $716,000 from the corresponding period in the prior year, primarily due to increased technology and clearing costs corresponding to increased trading activity.

Rent and occupancy expenses for the year ended December 31, 2020 were $2,767,000 and increased by $197,000 from the corresponding period in the prior year, primarily due to the increase of $409,000 in rent from the addition of WPS branch offices in 2020, partially offset by a decrease in various occupancy expenses.

Professional fees for the year ended December 31, 2020 were $2,864,000 and decreased by $711,000 from the corresponding period in the prior year, primarily due to a reduction in legal fees and other professional services as a result of the transaction with StockCross, partially offset by the addition of $432,000 in WPS professional fees in 2020.

Depreciation and amortization expenses for the year ended December 31, 2020 were $1,566,000 and increased by $564,000 from the corresponding period in the prior year, primarily due to the depreciation and amortization of incremental purchases of fixed assets and software as well as the amortization related to the intangible assets acquired from WPS.

Referral fees for the year ended December 31, 2020 were $738,000 and increased by $652,000 from the corresponding period in the prior year, primarily due to the commission payouts to other broker-dealers for WPS in 2020.

Interest expense for the year ended December 31, 2020 was $349,000 and increased by $214,000 from the corresponding period in the prior year, primarily due to the interest on the promissory note to finance part of the acquisition of WPS and the interest on the line of credit with East West Bank.

Advertising and promotion expense for the year ended December 31, 2020 was $2,000 and increased by $2,000 from the corresponding period in the prior year.

Provision For Income Taxes

Provision for income taxes for the year ended December 31, 2020 was $221,000 and decreased by $827,000 from the corresponding period in the prior year. See “Note 16 - Income Taxes” for additional detail.
Siebert 2020 Form-10K 25

Statements of Financial Condition as of December 31, 2020 and 2019

Assets

Assets as of December 31, 2020 were $1,372,987,000 and increased by $834,920,000 from December 31, 2019, primarily due to the increase in securities borrowed, cash and securities segregated for regulatory purposes, and receivables from broker-dealers and clearing organizations.

Liabilities

Liabilities as of December 31, 2020 were $1,335,001,000 and increased by $830,069,000 from December 31, 2019, primarily due to the increase in securities loaned and payables to customers.

Liquidity and Capital Resources

Overview

In terms of the overall performance of the business in relation to liquidity, for the periods presented we have had strong operating cash flows as well as a reasonable and predictable level of investing activities which are mostly related to software and internal technology development and marginal leasehold improvements.

Despite lower interest rates and the effects of COVID-19, we have performed well and have sufficient cash flows to meet our liquidity needs over the periods presented. We believe our ability to generate cash flows will continue into the foreseeable future.

We have a variety of sources of borrowing capability. In 2019, we had overnight demand borrowing capability with BMO Harris Bank and Texas Capital Bancshares, Inc. (“Texas Capital Bank”) as well as notes payable to Gloria E. Gebbia. During 2020, we secured a line of credit from East West Bancorp, Inc. (“East West Bank”) to finance part of our acquisition of WPS and other operating needs of the business.

The indicators of our liquidity are cash and cash equivalents, and as of the date of this report, there are not any known or material events that we would expect to use large amounts of our liquid assets to cover expenses. As of December 31, 2020, we have a sufficient amount of remaining availability on our various credit lines to facilitate incremental capital needs.

We believe that our operating cash flows, cash and cash equivalents, borrowing capacity, and overall access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Cash and Cash Equivalents

Our cash and cash equivalents are unrestricted and are used to fund our working capital needs. Our cash and cash equivalents as of December 31, 2020 and 2019 were $3.6 and $4.7 million, respectively. We had no cash equivalents as of December 31, 2020 and 2019.

Net Capital, Reserve Accounts, Segregation of Funds, and Other Regulatory Requirements

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) and the Customer Protection Rule (15c3-3) of the Securities Exchange Act of 1934 and maintains capital and segregated cash reserves in excess of regulatory requirements. Requirements under these regulations may vary; however, MSCO has adequate reserves and continency funding plans in place to sufficiently meet any regulatory requirements. In addition to net capital requirements, as a self-clearing broker-dealer, MSCO is subject to cash deposit and collateral requirements with clearing houses, such as the Depository Trust and Clearing Corporation (“DTCC”) and Options Clearing Corporation, which may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility.

As of December 31, 2019, StockCross was also subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. Effective upon our acquisition of StockCross on January 1, 2020, MSCO no longer had a PAB requirement.
Siebert 2020 Form-10K 26

WPS, as a member of FINRA, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. WPS is also subject to the CFTC's minimum financial requirements which require that WPS maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1.

For the years ended December 31, 2020 and 2019, MSCO, StockCross, and WPS had sufficient net capital to meet their respective liquidity and regulatory capital requirements. See “Note 17 – Capital Requirements” for more detail on our capital requirements.

Sources of Liquidity

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
As of December 31, 2020, we have drawn down a $5.0 million term loan under this agreement and have an outstanding balance of $4.7 million. We have an additional $5.0 million remaining to draw down from this line of credit. See “Note 11 – Long-Term Debt” for more detail on this agreement.
Future annual minimum payments for the line of credit with East West Bank as of December 31, 2020 were as follows:

Amount
2021	$998,000
2022	998,000
2023	998,000
2024	1,661,000
Total	$4,655,000

Overnight Financing

We have available lines of credit for short term overnight demand borrowing of up to $15 million with both BMO Harris Bank and Texas Capital Bank as of December 31, 2020. As of December 31, 2020, we had no outstanding loan balances with either institution. There are no commitment fees or other restrictions on the credit lines. MSCO utilizes customer or firm securities as a pledge for short-term borrowing needs.

Notes Payable – Related Party

As of December 31, 2020, we had $5.2 million in notes payable to Gloria E. Gebbia, all of which have maturity dates in 2021. As of December 31, 2019, we had $8 million in notes payable to Gloria E. Gebbia, all of which have maturity dates by November 2021. We have sufficient liquidity to meet all maturities of these notes. See “Note 12 – Notes Payable - Related Party” for more detail.

Statements of Cash Flows

For the year ended December 31, 2020, our income before provision for income taxes was approximately $93.5 million less than our cash flow from operations primarily due a net increase in securities loaned and payables to customers, partially offset by an increase in receivables from clearing broker-dealers.

 For the year ended December 31, 2019, our income before provision for income taxes was approximately $20.1 million less than our cash flow from operations primarily due to a net increase in receivables from customers.

For the year ended December 31, 2020, we had positive operating cash flow and we had a minor investing cash outflow related to software development. We had a financing cash inflow for the line of credit secured with East West Bank and for the shares issued for employee stock purchases, which was partially offset by a financing cash outflow for the maturation of a portion of the notes payable – related party.
Siebert 2020 Form-10K 27

For the year ended December 31, 2019, we had positive operating cash flow. We had investing cash outflows related to the purchase of WPS, the development of our Jersey City and Miami offices, and incremental software assets. We had a financing cash outflow related to the acquisition of StockCross and a financing cash inflow related to securing a note payable – related party.

While we note that our liquid cash and cash equivalents has decreased as of December 31, 2020 from the prior year, we note that since the change of ownership, we have had positive operating cash flow, no liquidity issues, and there are no planned large capital expenditures for the foreseeable future. As such, we believe we will have sufficient cash flows to fund our operations.

Leases

As of December 31, 2020, the remaining balance of our lease payments for operating leases with initial terms of greater than one year was $1.4 million for 2021. The remaining balance of our lease payments for these leases after 2021 was $1.4 million.

In addition to these leases, as of December 31, 2020, we had an operating lease agreement for an office space in Beverly Hills, California with a term of approximately 5 years. The total commitment of the lease is approximately $1.6 million, and the lease will commence on March 1, 2021. See “Note 9 – Leases” for more detail on our lease arrangements and corresponding disclosures.

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk.
 In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and we have to purchase or sell the financial instrument underlying the contract at a loss.
Our customer securities activities are transacted on either a cash or margin basis. In margin transactions, we extend credit to our customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, we execute and clear customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations.
Such transactions may expose us to off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy obligations, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.
We seek to control the risks associated with our customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. We monitor required margin levels daily and pursuant to such guidelines, require customers to deposit additional collateral or to reduce positions when necessary.

Our customer financing and securities settlement activities may require us to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy customer obligations. On a daily basis, we control this risk by monitoring the market value of securities pledged and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, we establish credit limits for such activities and continuously monitor compliance.

There were no material losses for unsettled customer transactions for the years ended December 31, 2020 and 2019.

Uncertain Tax Positions

We account for uncertain tax positions in accordance with the authoritative guidance issued under ASC 740-10, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.
Siebert 2020 Form-10K 28

We recognize interest and penalties related to unrecognized tax benefits on the provision for income taxes line in the statements of income. Accrued interest and penalties would be included on the related tax liability line in the statements of financial condition.

As of December 31, 2020, we recorded an uncertain tax position of $1,105,000 related primarily to our 2017 to 2019 amended tax returns, as the anticipated tax refunds exceed the amount that meets the more-likely-than-not recognition threshold.

Prepaid Service Contract

We have entered into an agreement with InvestCloud for development work related to our online platform and Robo-Advisor. As part of this agreement, we have an obligation to pay for the license fees associated with the InvestCloud Platform for a three-year term. For the year ended December 31, 2020, we have incurred $764,000 of expense related to this contract. See “Note 5 – Prepaid Service Contract” for more detail.

Related Party Disclosures

During the course of business, we enter into various agreements and transactions with related parties. See “Note 21 – Related Party Disclosures” for more detail on our related party disclosures.

Fair Value Measurements

We have securities that are valued using the fair value framework under ASC 820 within our assets and liabilities as of December 31, 2020 and 2019. The majority of these assets are level 1 U.S. government securities and equity securities as well as level 2 equity securities in the line items “Cash and securities segregated for regulatory purposes” and “Securities owned, at fair value” in the statements of financial condition. The liabilities consist of relatively small amounts of level 1 and level 2 equity securities in the line item “Securities sold, not yet purchased, at fair value.” See “Note 6 – Fair Value Measurements” for more detail.

Impairment

We have concluded that as of December 31, 2020, there have been no impairments to the carrying value of our goodwill and other tangible and intangible assets.

Segment

We concluded as of December 31, 2020, Siebert is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of Siebert from a consolidated perspective.

New Accounting Pronouncements

We evaluated all recently issued and adopted accounting pronouncements during the reporting period and determined that other than ASU 2018-15, ASU 2018-07, and ASU 2016-02, the new accounting pronouncements have not and will not have a material impact on our consolidated financial statements. See “Note 2 – Summary of Significant Accounting Policies” for more detail on the new accounting pronouncements and their impact on our financial statements.

Subsequent Events

Acquired 5% Interest in OpenHand

Pursuant to a stock purchase agreement dated as of January 31, 2021, we acquired an interest of 5% of OpenHand Holdings, Inc. ("OpenHand") common stock for consideration of a total of $2,231,000 consisting of $850,000 in cash and 329,654 restricted shares of our Common Stock valued at $1,381,000 or $4.19 per share.
OpenHand is a subscription-based brokerage platform that will provide zero-commission trading for equity and option transactions and credit its members daily with rebates of revenues generated by the clients, less operational expenses. Siebert will be the exclusive broker-dealer for all OpenHand account services and will benefit from their cloud-based technology which uses Amazon Web Services. Through this strategic, operational, regulatory, and technological partnership, OpenHand and the Siebert clients will benefit from numerous financial and operational efficiencies.
The value of the restricted stock was determined using the thirty-day trading average. We agreed to register the shares issued to OpenHand by filing a selling shareholder registration statement.

Siebert 2020 Form-10K 29

We also received an option to purchase an additional 7.5% of OpenHand for approximately $4.5 million, based upon a $60 million valuation of OpenHand.

Regulatory Matters

On January 22, 2021, the California Department of Financial Protection and Innovation proposed that StockCross enter into a consent order related to StockCross and one of its registered representatives for activities that occurred prior to its acquisition by Siebert. The California proposed order seeks an aggregate amount of approximately $900,000 in relation to this matter. Based on the facts of the matter as well as historical resolutions, we do not believe that the matter will have a material impact on our financial statements.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make judgments and estimates that may have a significant impact on our financial results. We believe that the following areas are particularly subject to management's judgments and estimates and could materially affect our results of operations and financial position. See “Note 2 – Summary of Significant Accounting Policies” for additional detail on our significant accounting policies.

Revenue recognition

We have appropriate revenue recognition policies for each our revenue streams. See “Note 13 – Revenue Recognition ” for additional detail on our revenue recognition policies.

Estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize deferred taxes in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the provision for income taxes line in the statements of income. Accrued interest and penalties would be included on the related tax liability line in the statements of financial condition.
Siebert 2020 Form-10K 30

Goodwill, and other intangible assets

Goodwill is recognized as a result of business combinations and represents the excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets acquired.

The valuation of goodwill and acquired intangible assets requires significant judgment and estimates by management. For example, the valuation of certain intangible assets required management’s estimates of future earnings and cash flows as well as judgment in determining market approaches. The useful life of the finite lived intangible assets was determined based on management's estimate of the period over which those intangible assets are expected to provide economic benefit. Management applies judgment in conducting impairment testing for goodwill and intangible assets, including estimates of fair value based on the income or market approach and estimates required to determine the useful lives of finite lived intangible assets.

We test goodwill and all intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, or at least annually. If our estimates of fair value change due to future events differing significantly from the forecasts used to determine fair value or there are changes in our business or other factors, we will assess the amount of impairment and recognize it in our financial statements during that reporting period.

We also evaluate the useful life of finite lived intangible assets on an annual basis to determine if events or trends warrant a change in estimate of the useful life. Changes in the estimated useful lives of finite lived intangible assets could result in the recognition of an impairment or a change in the remaining life of these assets.

We have concluded that as of December 31, 2020, there have been no impairments to the carrying value of Siebert’s goodwill or intangible assets.

See “Note 2 – Summary of Significant Accounting Policies” and “Note 10 – Goodwill and Intangible Assets, Net” for additional detail on the valuation and impairment policies governing goodwill and acquired intangible assets.

Accruals for contingent liabilities

Accruals for contingent liabilities related to legal and regulatory claims as well as employee healthcare expenses under our self-insured plan reflect an estimate of probable losses. In making such estimates for legal and regulatory claims, we consider many factors, including the progress of the matter, prior experience and the experience of others in similar matters, available defenses, insurance coverage, indemnification provisions and the advice of legal counsel and other experts. In making such estimates for employee healthcare expenses, we consider many factors, including trends of health insurance expenses and our insurance reserve limits. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that we will not incur liabilities in excess of recorded reserves or in excess of our insurance limits. Significant judgment is required in making these estimates, and the actual cost may be materially different than the estimated costs. See “Note 19 – Commitments, Contingencies, and Other” for additional detail.
Siebert 2020 Form-10K 31

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

Customer transactions are cleared through clearing brokers on a fully disclosed basis and self-cleared by MSCO. If customers do not fulfill their contractual obligations, any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customer obligations may be incurred by Siebert. We regularly monitor the activity in customer accounts for compliance with margin requirements. We are exposed to the risk of loss on unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in the last five years.
Siebert 2020 Form-10K 32

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP.

Siebert 2020 Form-10K 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Siebert Financial Corp:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. & Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Tax Asset valuation allowance

As described in Note 16 to the consolidated financial statements, the Company’s consolidated net deferred tax asset balance of $4,857,000 primarily related to net operating loss carryforwards. As disclosed by management, the Company has evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies, and projected future taxable income. We identified the valuation allowance over the deferred tax asset as a critical audit matter. The assessment of future realization, particularly auditing management’s forecast of future operating results, involves significant judgment by management and, in turn, a high degree of auditor judgment, subjectivity, and effort.

Siebert 2020 Form-10K 34

The primary procedures we performed to address this critical audit matter included:

●
Testing management’s process for forecasting future taxable income and whether any factors exist that may materially bear on the Company's ability to achieve sufficient taxable income to utilize remaining net operating loss carryforwards.

●
Evaluating whether management’s assumptions were reasonable by considering the past performance of the Company and whether such assumptions were consistent with evidence obtained in other areas of the audit.

The Company's acquisition of StockCross Financial Services, Inc.

As described in Notes 1 and 3 to the consolidated financial statements, the Company acquired the remaining 85% interest in StockCross Financial Services, Inc. Management has concluded that this is an entity under common control with Siebert Financial Corp. and that the transaction represented a change in the reporting unit, and as such, the companies have been presented on a combined basis for all periods presented in the consolidated financial statements. We identified the accounting for this transaction as a critical audit matter. The determination of common control requires management to evaluate the direct and indirect ownership of each entity and elements of control, as well as the period for which common control existed. The determination of a change in reporting unit requires management to exercise significant judgment regarding whether there is a change in the specific subsidiaries that make up the group of entities for which consolidated financial statements are presented. Auditing these aspects of the transaction involved a high degree of subjectivity and complexity.

The primary procedures we performed to address this critical audit matter included:

●	Identifying and testing the direct and indirect ownership of each entity and identifying the period for which common control existed.

●	Evaluating the composition of the Company's subsidiaries that make up the group of entities which are consolidated.

●
Testing the underlying accounting information and assumptions utilized in management's combination of the historical results of Siebert Financial Corp. and StockCross Financial Services, Inc. from the date that common control existed.

/s/ Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

We have served as the Company's auditor since 2017.

New York, New York

March 10, 2021
Siebert 2020 Form-10K 35

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	December 31, 2020	December 31, 2019*
ASSETS

Current assets
Cash and cash equivalents	$3,632,000	$4,670,000
Cash and securities segregated for regulatory purposes	324,924,000	224,924,000
Receivables from customers	95,358,000	86,331,000
Receivables from broker-dealers and clearing organizations	15,815,000	3,524,000
Other receivables	1,692,000	762,000
Prepaid service contract - current	809,000	—
Prepaid expenses and other assets	2,095,000	970,000
Securities borrowed	905,785,000	193,529,000
Securities owned, at fair value	2,623,000	3,018,000
Total Current assets	1,352,733,000	517,728,000

Deposits with broker-dealers and clearing organizations	7,209,000	4,951,000
Prepaid service contract – non-current	1,004,000	—
Furniture, equipment, and leasehold improvements, net	762,000	1,150,000
Software, net	1,334,000	1,888,000
Lease right-of-use assets	2,290,000	3,951,000
Deferred tax assets	4,857,000	5,388,000
Intangible assets, net	809,000	1,022,000
Goodwill	1,989,000	1,989,000
Total Assets	$1,372,987,000	$538,067,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$380,524,000	$308,091,000
Payables to non-customers	11,570,000	8,063,000
Drafts payable	4,021,000	2,834,000
Payables to broker-dealers and clearing organizations	1,810,000	523,000
Accounts payable and accrued liabilities	3,777,000	2,443,000
Securities loaned	920,811,000	170,443,000
Securities sold, not yet purchased, at fair value	21,000	116,000
Interest payable	—	10,000
Notes payable - related party	5,200,000	8,000,000
Current portion of lease liabilities	1,314,000	2,227,000
Current portion of long-term debt	998,000	—
Total Current liabilities	1,330,046,000	502,750,000

Lease liabilities, less current portion	1,298,000	2,182,000
Long-term debt, less current portion	3,657,000	—
Total Liabilities	1,335,001,000	504,932,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 30,953,710 and 30,459,804 shares issued and outstanding as of December 31, 2020 and 2019, respectively**	309,000	304,000
Additional paid-in capital	21,768,000	19,897,000
Retained earnings	15,909,000	12,934,000
Total Stockholders’ equity	37,986,000	33,135,000

Total Liabilities and stockholders' equity	$1,372,987,000	$538,067,000

*Statement of financial condition as of December 31, 2019 represents the pro forma combination of Siebert and StockCross balances. See “Note 3 – Acquisitions” for additional detail.
**Shares outstanding as of December 31, 2019 represents the combined total of the Company’s shares outstanding and the shares issued for the Company’s acquisition of StockCross. See “Note 1 – Organization and Basis of Presentation” for additional detail. Shares authorized were 100 million and 49 million as of December 31, 2020 and 2019, respectively.

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2020 Form-10K 36

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	*
Revenue
Commissions and fees	$20,179,000	$9,750,000
Margin interest, marketing and distribution fees	10,183,000	14,710,000
Principal transactions	11,850,000	9,018,000
Interest income	4,012,000	4,235,000
Market making	2,042,000	1,744,000
Stock borrow / stock loan	4,045,000	1,607,000
Advisory fees	1,142,000	801,000
Other income	1,419,000	912,000
Total Revenue	54,872,000	42,777,000

Expenses
Employee compensation and benefits	28,502,000	19,965,000
Clearing fees, including execution costs	5,107,000	3,346,000
Technology and communications	4,622,000	1,870,000
Other general and administrative	2,364,000	3,861,000
Data processing	2,797,000	2,081,000
Rent and occupancy	2,767,000	2,570,000
Professional fees	2,864,000	3,575,000
Depreciation and amortization	1,566,000	1,002,000
Referral fees	738,000	86,000
Interest expense	349,000	135,000
Advertising and promotion	—	2,000
Total Expenses	51,676,000	38,493,000

Income before provision for income taxes	3,196,000	4,284,000
Provision for income taxes	221,000	1,048,000
Net income	$2,975,000	$3,236,000

Net income per share of common stock
Basic and diluted	$0.10	$0.11

Weighted average shares outstanding
Basic and diluted	30,637,794	30,455,962

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

*Statement of income for the year ended December 31, 2019 represents the pro forma combination of Siebert and StockCross balances. See “Note 3 – Acquisitions” for additional detail.

Siebert 2020 Form-10K 37

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance – January 1, 2019	27,157,188	$271,000	$7,641,000	$9,262,000	$17,174,000
Net income	—	—	—	3,236,000	3,236,000
Shares issued for StockCross purchase*	3,302,616	33,000	12,256,000	436,000	12,725,000
Balance – December 31, 2019	30,459,804	304,000	19,897,000	12,934,000	33,135,000
Shares issued for payment of professional services	193,906	2,000	1,125,000	—	1,127,000
Employee stock purchases	300,000	3,000	797,000	—	800,000
Adjustment for deferred tax asset valuation	—	—	(51,000)	—	(51,000)
Net income	—	—	—	2,975,000	2,975,000
Balance – December 31, 2020	30,953,710	$309,000	$21,768,000	$15,909,000	$37,986,000

*Represents the purchase of the net assets of StockCross less Siebert’s 15% equity method investment in StockCross and also includes other pro forma adjustments. See the statement of financial condition within “Note 3 – Acquisitions” for additional detail.

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2020 Form-10K 38

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$2,975,000	$3,236,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	479,000	490,000
Depreciation and amortization	1,566,000	1,002,000

Changes in
Receivables from customers	(9,027,000)	(6,424,000)
Receivables from and deposits with broker-dealers and clearing organizations	(14,549,000)	383,000
Securities borrowed	(712,256,000)	104,438,000
Securities owned, at fair value	395,000	2,717,000
Prepaid expenses and other assets	(2,055,000)	271,000
Prepaid service contract	(686,000)	—
Payables to customers	72,433,000	30,308,000
Payables to non-customers	3,507,000	(7,179,000)
Drafts payable	1,187,000	289,000
Payables to broker-dealers and clearing organizations	1,287,000	585,000
Accounts payable and accrued liabilities	1,334,000	(505,000)
Securities loaned	750,368,000	(105,796,000)
Securities sold, not yet purchased, at fair value	(95,000)	69,000
Interest payable	(10,000)	10,000
Lease liabilities	(136,000)	458,000
Net cash provided by operating activities	96,717,000	24,352,000

Cash Flows From Investing Activities
Segregated cash acquired in a business acquisition	—	152,000
Cash paid in a business acquisition, net of cash and cash equivalents acquired	—	(3,824,000)
Purchase of furniture, equipment, and leasehold improvements	(13,000)	(1,010,000)
Purchase of software	(397,000)	(1,262,000)
Net cash used in investing activities	(410,000)	(5,944,000)

Cash Flows From Financing Activities
Notes payable – related party	(2,800,000)	2,000,000
Long-term debt	4,655,000	—
Employee stock purchases	800,000	—
Purchase of StockCross common stock	—	(3,424,000)
Return of capital distribution - StockCross	—	(1,600,000)
Treasury stock sales - StockCross	—	172,000
Net cash provided by / (used in) financing activities	2,655,000	(2,852,000)

Net increase / (decrease) in cash and cash equivalents, and cash and securities segregated for regulatory purposes	98,962,000	15,556,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	229,594,000	214,038,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of year	$328,556,000	$229,594,000

Cash and cash equivalents - end of year	$3,632,000	$4,670,000
Cash and securities segregated for regulatory purposes - end of year	324,924,000	224,924,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of year	$328,556,000	$229,594,000

Supplemental cash flow information
Cash paid during the year for income taxes	$167,000	$636,000
Cash paid during the year for interest	$359,000	$125,000

Non-cash investing and financing activities
Shares issued for payment of professional services	$1,127,000	$—

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2020 Form-10K 39

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned subsidiaries:

●	Retail brokerage business through Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and broker-dealer registered with the SEC
●	Investment advisory services through Siebert AdvisorNXT, Inc. (“SNXT”), a New York corporation registered with the SEC as a RIA under the Advisers Act
●	Insurance services through Park Wilshire Companies, Inc. (“PWC”), a Texas corporation and licensed insurance agency
●	Robo-advisory technology development through Siebert Technologies, LLC (“STCH”), a Nevada limited liability company
●	Prime brokerage services through WPS Prime Services, LLC (“WPS”), a Delaware limited liability company and a broker-dealer registered with the SEC
●	StockCross Digital Solutions, Ltd. (“STXD”), an inactive subsidiary headquartered in Bermuda

For purposes of this Annual Report on Form 10-K, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp. and its subsidiaries collectively, unless the context otherwise requires.

The Company is headquartered in New York, New York, with primary operations in New Jersey, Florida, and California. The Company has 18 branch offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the years ended December 31, 2020 and 2019 were derived from its operations in the U.S.

As of December 31, 2020, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

Acquisition of WPS Prime Services, LLC

Effective December 1, 2019, the Company acquired 100% of the member interests in WPS Prime Services, LLC and WPS became wholly-owned subsidiary of the Company. The operating results for the 31-day period ended December 31, 2019 were included in the Company’s statement of income.

Acquisition of StockCross

On January 25, 2019, the Company purchased approximately 15% of the outstanding shares of StockCross Financial Services, Inc. (“StockCross”). Subsequently, the Company acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of the Company’s common stock. Effective January 1, 2020, StockCross was merged with and into MSCO, and as of January 1, 2020, all clearing and other services provided by StockCross were performed by MSCO.

Change in Reporting Entity

As of the date of the Company’s acquisition of StockCross, the Company and StockCross were entities under common control of the Gebbia Family. The acquisition represented a change in reporting entity and as such, the companies have been presented on a combined basis for all periods presented in the consolidated financial statements (“financial statements”). See “Note 3 – Acquisitions” for additional detail on the transaction with StockCross and the corresponding accounting.

COVID-19

The challenges posed by the COVID-19 pandemic on the global economy increased significantly starting in the first quarter of 2020. COVID-19 has spread across the globe during 2020 and has impacted economic activity worldwide. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.
Siebert 2020 Form-10K 40

The Company instituted a number of temporary closures of branch offices; however, as of the date of the filing of this report, all of the Company’s branch offices have been re-opened while maintaining compliance with federal, state and local mandates and guidelines. The Company has taken numerous steps to ensure that its employees and customers are operating in a safe environment by implementing measures such as social distancing, sanitizing workstations, temperature checks, requiring masks, and alternating staff. The financial impact on the Company from the COVID-19 pandemic has been varied as revenue streams related to interest rates have decreased while revenue streams from commissions and fees and principal transactions have largely benefited from the market volatility associated with the pandemic.

The Company is actively monitoring the impact of COVID-19 on its business, financial condition, liquidity, operations, employees, clients and business partners. Based on management’s assessment as of December 31, 2020, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

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

These estimates relate primarily to revenue and expenses in the normal course of business as to which the Company receives no confirmations, invoices, or other documentation at the time the books are closed. The Company uses its best judgment, based on knowledge of these revenue transactions and expenses incurred, to estimate the amount of such revenue and expenses. Actual results could differ from those estimates. The Company is not aware of any material differences between the estimates used in closing the Company’s books for the last five years and the actual amounts of revenue and expenses incurred when the Company subsequently receives the actual confirmations, invoices, or other documentation.

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

Siebert 2020 Form-10K 41

In the event contra-parties do not fulfill their obligations, the Company may sustain a loss if the market value of the instrument is different from the contract value of the transaction. The risk of default primarily depends upon the credit worthiness of the contra-parties involved in the transactions. It is the Company’s policy to review, as necessary, the credit standing of each contra-party with which it conducts business. The Company has experienced no material historical losses in relation to its contra-parties for the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company maintained its cash balances at various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. The Company is subject to credit risk to the extent that the financial institution with which it conducts business is unable to fulfill its contractual obligations and deposits exceed FDIC limits.

Cash and Cash Equivalents

Cash and cash equivalents are all cash balances that are unrestricted. The Company has defined cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business. As of December 31, 2020 and 2019, the Company did not hold any cash equivalents. At time, cash balances may exceed FDIC insured limits.

Cash and Securities Segregated For Regulatory Purposes

MSCO is subject to Exchange Act Rule 15c3-3, referred to as the “Customer Protection Rule,” which requires segregation of funds in a special reserve account for the exclusive benefit of customers. Effective upon the Company’s acquisition of StockCross on January 1, 2020, the requirements and special reserve accounts of MSCO and StockCross were combined. See “Note 17 – Capital Requirements” for additional detail.

As of December 31, 2020 and 2019, MSCO had $0 and $1.3 million of securities segregated for regulatory purposes, respectively.

Receivables From and Payables To Customers

Accounts receivable from and payable to customers include amounts due and owed on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Receivables from customers are reported at their outstanding principal balance, adjusted for any allowance for doubtful accounts. An allowance is established when collectability is not reasonably assured. When the receivable from a brokerage client is considered to be impaired, the amount of impairment is generally measured based on the fair value of the securities acting as collateral, which is measured based on current prices from independent sources such as listed market prices or broker-dealer price quotations. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the statements of financial condition. No valuation allowance for doubtful accounts was necessary as of December 31, 2020 and 2019.
Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Accounts receivable from and payable to broker-dealers includes receivables from or payables to MSCO and WPS clearing broker-dealers, fail-to-deliver and fail-to-receive items, deposits with clearing organizations, and amounts receivable for unsettled regular-way transactions.

The Company operates on a month-to-month basis with its clearing broker-dealers and their fees are offset against the Company's revenues on a monthly basis. See “Note 4 – Receivables from, Payables to, and Deposits with Broker-Dealers and Clearing Organizations” for additional detail.

MSCO customer transactions for the year ended December 31, 2020 were both self-cleared and cleared on a fully disclosed basis through National Financial Services Corp. (“NFS”). MSCO customer transactions for the year ended December 31, 2019 were cleared on a fully disclosed basis through NFS and StockCross, the latter of which was an affiliate. As of January 1, 2020, all clearing and other services provided by StockCross were performed by MSCO and all MSCO deposits with StockCross were eliminated.

WPS customer transactions clear on a fully disclosed basis through The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Pershing LLC (“Pershing”). Amounts payable to broker-dealers and clearing organizations are offset against amounts receivables from broker-dealers and clearing organizations. Receivables from these broker-dealers and clearing organizations are subject to clearing agreements and include the net receivable from net monthly revenues as well as cash on deposit.
Siebert 2020 Form-10K 42

The Company evaluates receivables from broker-dealers and clearing organizations and other receivables for collectability noting no amount was considered uncollectable as of December 31, 2020 and 2019. No valuation allowance is recognized for these receivables as the Company does not have a history of losses from these receivables and does not anticipate losses in the future. See “Note 13 – Revenue Recognition” for additional detail on the accounting policies for the revenue related to these receivables.

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

Securities Owned and Securities Sold, Not Yet Purchased at Fair Value

Securities owned, at fair value represent marketable securities owned by the Company at trade-date valuation. Securities sold, not yet purchased, at fair value represent marketable securities sold by the Company prior to purchase at trade-date valuation. See “Note 6 – Fair Value Measurements” for additional detail.

Furniture, Equipment, and Leasehold Improvements, Net

Furniture, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally not exceeding four years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term unless the lease transfers ownership of the underlying asset to the lessee, or the lessee is reasonably certain to exercise an option to purchase the underlying asset, in which case the lessee will amortize over the estimated useful life of the leasehold improvements.

Software, Net

The Company capitalizes certain costs for software such as website and other internal technology development and amortizes them over their useful life, generally not exceeding three years. Depending on the terms of the contract, the Company either records costs from software hosting arrangements as prepaid assets and amortizes them over the contract term, or the costs are expensed as incurred.

The Company enters into certain software hosting arrangements where the cost associated professional development services is capitalized and then amortized over the term of the contract.

Other software costs such as routine maintenance and various data services to provide market information to customers are expensed as incurred.

Payables to Non-Customers

 Payables to non-customers includes amounts due on cash and margin transactions on accounts owned and controlled by principal officers and directors of MSCO. Payables to non-customers amounts include any amounts received from interest on credit balances.

 Payables to non-customers also include amounts due on cash transactions owned and controlled by the Company’s proprietary accounts of introducing broker-dealers. Effective upon the Company’s acquisition of StockCross on January 1, 2020, the Company no longer had any proprietary accounts of introducing broker-dealers.

Drafts Payable

Drafts payable represent checks drawn by the Company against customer accounts which remained outstanding and had not cleared the bank as of the end of the period.

Siebert 2020 Form-10K 43

Intangible Assets, Net

Certain identifiable intangible assets the Company acquires such as customer relationships and trade names are amortized over their estimated useful lives on a straight-line basis. Amortization expense associated with such intangible assets is included in the “Depreciation and amortization” line item on the statements of income.

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

Revenue Recognition

Revenue from contracts with customers and counterparties includes commissions and fees, principal transactions, market making, stock borrow / stock loan, advisory fees, margin interest, marketing and distribution fees, interest income, and other income. The recognition and measurement of revenue is based on the assessment of individual contract terms. Significant judgment is required to determine whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.

As of December 31, 2020 and 2019, the acquisition of new entities did not impact the Company’s existing revenue streams as the acquired entities had consistent application of the revenue recognition guidance.

Advertising Costs

Advertising costs are expensed as incurred and were $0 and $2,000 for the years ended December 31, 2020, and 2019, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred taxes in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Siebert 2020 Form-10K 44

The Company recognizes interest and penalties related to unrecognized tax benefits on the provision for income taxes line in the statements of income. Accrued interest and penalties would be included on the related tax liability line in the statements of financial condition.

Capital Stock

The authorized capital stock of the Company consists of a single class of common stock. Shares authorized were 100 million and 49 million as of December 31, 2020 and 2019, respectively.

Per Share Data

Basic earnings per share is calculated by dividing net income by the weighted average number of outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income by the number of shares outstanding under the basic calculation and adding, all dilutive securities, which consist of options. The Company has no dilutive securities as of December 31, 2020 and 2019.

Non-Cash Investing and Financing Activities

The Company entered into a promissory note of $3 million with Gloria E. Gebbia to finance part of the acquisition of WPS. This was a non-cash item for the Company for the year ended December 31, 2019 as the $3 million was paid directly from Gloria E. Gebbia to WPS. See “Note 12 – Notes Payable - Related Party” for additional detail.

Recently Issued Accounting Pronouncements

ASU 2019-12 - In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this new standard; however, the Company believes there will be no material impact to its financial statements.

Recently Adopted Accounting Pronouncements

ASU 2020-04 / ASU 2021-01 - In March 2020, the FASB issued Accounting Standards Update (“ASU”), which was subsequently amended in January 2021, related to contracts or hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other reference rates that are expected to be discontinued due to reference rate reform. The new standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships and other transactions affected by reference rate reform. The amendment in ASU 2021-01 clarifies that all derivative instruments affected by changes to interest rates used for discounting, margining or contract price alignment are in the scope of Accounting Standards Codification (“ASC”) 848. The Company adopted the new standards as of January 1, 2020 and determined they were immaterial to the Company’s financial statements as of December 31, 2020.

 ASU 2018-15 - In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Intangibles, Goodwill and Other Internal-Use Software, (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires customers to apply the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement that is hosted by the vendor as they would for an arrangement that has a software license. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The standard can be adopted prospectively or retrospectively. The Company adopted this new standard on January 1, 2020 and there was no material impact to the Company’s financial statements as the only transactions impacted by this new standard occurred during the year ended December 31, 2020. See “Note 5 – Prepaid Service Contract” for additional detail.

 ASU 2018-13 - In August 2018, the FASB issued ASU 2018-13, Fair value Measurement (Accounting Standards Codification (“ASC”) 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The Company adopted the new standard on its effective date, January 1, 2020, and determined it was immaterial to the Company’s financial statements as of December 31, 2020.
Siebert 2020 Form-10K 45

 ASU 2018-07 - In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity - Equity-Based Payments to Nonemployees.” The amendments to ASU 2018-07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers.” The Company adopted this new standard on January 1, 2020 and there was no material impact to the Company’s financial statements as the only transactions impacted by this new standard occurred during the year ended December 31, 2020. See “Note 5 – Prepaid Service Contract” for additional detail.

ASU 2017-04 – In January 2017, the FASB amended the guidance to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The amended guidance requires the Company to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax-deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. The Company will still have the option to perform a qualitative assessment to conclude whether it is more likely than not that the carrying amount of the Company exceeds its fair value. The guidance will be effective for interim and annual periods beginning January 1, 2020, and must be applied prospectively. Early adoption is permitted. The Company adopted the new standard on January 1, 2020 and determined that it did not impact the Company as goodwill was not impaired as of December 31, 2020.

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

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize lease right-of-use assets or lease liabilities. As of December 31, 2020, the financial statements for the periods presented reflect the changes from this accounting guidance.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements and related disclosures as of December 31, 2020.

3. Acquisitions

StockCross

Overview of Acquisition

Established in 1971, StockCross was one of the largest privately-owned brokerage firms in the nation and its operations consisted primarily of market making, fixed-income products distribution, online and broker-assisted equity trading, securities lending, and equity stock plan services.
Siebert 2020 Form-10K 46

Prior to being acquired by the Company, StockCross and the Company were affiliated entities through common ownership and had various related party transactions. In January 2019, the Company acquired approximately 15% ownership of StockCross. Effective January 1, 2020, the Company acquired the remaining 85% of StockCross’ outstanding shares and StockCross was merged with and into MSCO. The purchase price paid was approximately $29,750,000 or 3,298,774 shares of the Company’s restricted common stock which was issued in connection with the acquisition. Prior to the acquisition, MSCO had a clearing agreement with StockCross whereby StockCross provided custody and clearing services to MSCO for its securities broker-dealer business; however, as of January 1, 2020, all clearing and other services provided by StockCross were performed by MSCO.

Accounting for Acquisition

Prior to and as of the date of the acquisition, the Company and StockCross were entities under common control of the Gebbia Family. As such, the acquisition was accounted for as a transaction between entities under common control.

This common-control transaction does not meet the definition of a business combination in accordance with GAAP because there was no change in control over the net assets.

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

The statement of income for the year ended December 31, 2019 reflects the elimination of StockCross’ other income and the Company’s corresponding custody and clearing fees resulting from the fully disclosed clearing relationship between MSCO and StockCross. In addition, the Company’s loss recognized as part of its equity method investment in StockCross for the year ended December 31, 2019 was eliminated upon consolidation. These adjustments to pre-tax income were tax affected using an estimated effective tax rate of 28.0%.

The statement of financial condition as of December 31, 2019 reflects the elimination of intercompany payables and receivables between the Company and StockCross as part of their ongoing business relationship and reflects the elimination of the Company’s 15% ownership of StockCross. The statement of financial condition as of December 31, 2019 reflects an adjustment to increase the Company’s common stock by the par value of the shares issued in connection with the transaction and to eliminate the par value of StockCross’ common stock. The adjustments also increase additional paid-in capital for the net difference, as well as the change in retained earnings from the adjustments in the statement of income.

Prior to the Company’s acquisition of StockCross, StockCross sold its treasury stock totaling $172,000 to third parties and the Company purchased approximately 15% of the outstanding shares of StockCross from an unrelated party for $3,665,000. On September 5, 2019, StockCross made a return of capital distribution in the aggregate amount of $1.6 million, of which the Company received approximately 15%, or $241,000. All of these cash transactions are reflected in the “Cash flows from financing activities” section of the statements of cash flows for the year ended December 31, 2019.

Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

Siebert 2020 Form-10K 47

Assets Acquired and Liabilities Assumed

The Company acquired various assets and assumed liabilities from StockCross which were recorded at their historical carrying amounts and summarized below:

Historical Carrying Value

Assets acquired
Cash and cash equivalents	$1,588,000
Cash and securities segregated for regulatory purposes	224,814,000
Receivables from customers	86,331,000
Receivables from broker-dealers and clearing organizations	3,105,000
Other receivables	627,000
Prepaid expenses and other assets	346,000
Securities borrowed	193,529,000
Securities owned, at fair value	3,018,000
Furniture, equipment, and leasehold improvements, net	19,000
Lease right-of-use assets	1,141,000
Deferred tax assets	407,000
Total Assets acquired	514,925,000

Liabilities assumed
Payables to customers	308,091,000
Payables to non-customers	9,151,000
Drafts payable	2,834,000
Payables to broker-dealers and clearing organizations	1,406,000
Accounts payable and accrued liabilities	963,000
Securities loaned	170,443,000
Securities sold, not yet purchased, at fair value	28,000
Notes payable – related party	5,000,000
Lease liabilities	1,295,000
Total Liabilities assumed	499,211,000

Net Assets acquired	$15,714,000

Siebert 2020 Form-10K 48

WPS

Overview of Acquisition

WPS is a Delaware limited liability company originally organized as a corporation under the laws of the State of Florida in 2007. WPS is a registered broker-dealer with the SEC and Commodity Futures Trading Commission ("CFTC"), and is a member of the FINRA, National Futures Association ("NFA"), and SIPC. WPS operations consist primarily of trade execution and risk management services for customers and is an introducing broker for the transactions of institutional customers.

Prior to being acquired by the Company, WPS was comprised of two members, Weeden Investors L.P. (“WILP”), a Delaware limited partnership, and Weeden Securities Corporation (“WSC”), a Delaware corporation, and was managed by a Board of Managers.

Effective December 1, 2019, the Company purchased 100% of the member interests of WPS from WILP and WSC and WPS became a wholly-owned subsidiary of the Company. The purchase price was approximately $7.1 million paid in cash and the Company borrowed $3 million in a promissory note payable to Gloria E. Gebbia to finance part of the purchase. The operating results for the 31-day period ended December 31, 2019 were included in the Company’s statement of income for the year ended December 31, 2019.

Accounting for Acquisition

The transaction was accounted for under the acquisition method of accounting for business combinations pursuant to ASC 805 - Business Combinations. ASC 805, requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the proposed acquisition date. ASC 820 - Fair Value Measurements, which establishes a framework for measuring fair values, defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

Assets Acquired and Liabilities Assumed

The Company was required to allocate the WPS purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of November 30, 2019. The excess of the purchase price over those fair values was recorded as goodwill. In accordance with ASC 805, the Company was required to finalize the fair value of net assets of the business combination on the acquisition date. As of December 31, 2019, the Company completed its allocation of the WPS purchase price and adjustments were made for tax considerations.

In determining the fair value of assets acquired and liabilities assumed, the Company primarily used discounted cash flow analyses and market approaches. Inputs to the discounted cash flow analyses and other aspects of the allocation of purchase price required judgment. The more significant inputs used in the discounted cash flow analyses and other areas of judgment included assumptions such as future revenue growth or attrition rates, projected margins, discount rates used to present value future cash flows, the amount of synergies expected from the acquisition, and the economic useful life of assets.

Siebert 2020 Form-10K 49

The following table summarizes the Company’s allocation of the purchase price as of the date of acquisition:

Estimated Fair Value
Cash and cash equivalents	$301,000
Cash segregated for regulatory purpose	152,000
Receivables from broker-dealers and clearing organizations	4,616,000
Furniture, equipment, and leasehold improvements, net	41,000
Software, net	51,000
Intangible assets, net	1,057,000
Lease right-of-use assets	214,000
Prepaid expenses and other assets	271,000
Total Assets acquired	6,703,000

Accounts payable and accrued liabilities	1,353,000
Lease liabilities	214,000
Total Liabilities assumed	1,567,000

Net Assets acquired	5,136,000
Goodwill	1,989,000
Purchase price	$7,125,000

The transaction resulted in $1,989,000 of goodwill, all of which is expected to be deductible for tax purposes.

Financial Results from WPS

The following table summarizes the revenue and net income from operations of WPS included in the Company’s statement of income for the year ended December 31, 2019 since the date of acquisition (for the 31-day period ended December 31, 2019):

Year Ended December 31, 2019
Revenue	$968,000
Net income	$203,000

Pro Forma Statements

The following pro forma summary presents the statement of income of the Company as if the acquisition of WPS had occurred on January 1, 2019, inclusive of pro forma adjustments (unaudited). WPS financial statements have already been consolidated as part of the Company’s financial statements for the period presented for 2020.

The pro forma results include adjustments made for the consolidation of both entities. These adjustments take into consideration the interest expense on the promissory note used in financing the acquisition, the amortization of the acquired intangible assets, as well as the tax effect of pro forma adjustments using an estimated effective rate of 28.0%.

Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

Year Ended December 31, 2019
Revenue	$53,938,000
Net income	$1,704,000

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:
Siebert 2020 Form-10K 50

	As of December 31, 2020	As of December 31, 2019
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC	$17,841,000	$3,059,000
Goldman Sachs	2,430,000	2,841,000
Pershing Capital	1,266,000	1,192,000
NFS	1,061,000	1,328,000
Securities fail-to-deliver	379,000	43,000
Globalshares	46,000	2,000
ICBC	—	10,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$23,023,000	$8,475,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$1,810,000	$523,000
Total Payables to broker-dealers and clearing organizations	$1,810,000	$523,000

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of December 31, 2020, MSCO had shares of DTCC common stock valued at approximately $937,000 which is included within the line item “Deposits with broker-dealers and clearing organizations” in the statements of financial condition. As of December 31, 2019, StockCross had shares of DTCC common stock valued at approximately $359,000.

5. Prepaid Service Contract

On April 21, 2020, the Company entered into a Master Services Agreement (“MSA”), with InvestCloud, Inc. (“InvestCloud”). Pursuant to the MSA, InvestCloud agreed to provide the Company with the InvestCloud Platform, a new client and back end interface and related functionalities for the Company’s key operations. The Company agreed to pay InvestCloud as consideration therefore during the initial three-year term an annual license fee of $600,000 as well as an upfront professional service fee of $1.0 million for one-time configuration, installation and customization of the software. Following the initial three-year term, the MSA will automatically renew for additional one-year terms unless terminated by the Company upon 120 days’ notice.

In connection with the MSA, InvestCloud entered into a Side Letter Agreement with the Company pursuant to which InvestCloud acquired 193,906 shares of the Company’s restricted common stock (the “Shares”) at a per share price of $5.81 (the Company’s share price as of the close of May 12, 2020) for a total of $1.1 million for professional services, which approximates the cost of services to be provided, to integrate the InvestCloud Platform into the Company’s existing systems and Robo-Advisor. The Shares were issued to InvestCloud on May 12, 2020 without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(a)(2) thereunder. This transaction is reflected in the “Non-cash investing and financing activities” section of the statements of cash flows.

In accordance with ASU 2018-15, Intangibles, Goodwill and Other Internal-Use Software, the Company initially recorded a prepaid asset equal to the $2.1 million of the total professional services related to the development work performed by InvestCloud, which is within the line item “Prepaid service contract” on the statements of financial condition. The Company amortizes this asset over the 3-year term of the contract, a period during which the arrangement is noncancelable. The license fees related to the Company’s use of the InvestCloud Platform are prepaid three months in advance and are also within the line item “Prepaid service contract” on the statements of financial condition. These prepaid license fees are amortized over the three-month term. The amortization for all the prepaid assets related to InvestCloud is within the line item “Technology and Communications” on the statements of income.

The Company recorded $219,000 in expense related to share-based payments to InvestCloud for professional services and the total cost related to InvestCloud was $764,000 for the year ended December 31, 2020.

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

Siebert 2020 Form-10K 51

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

Siebert 2020 Form-10K 52

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities*	$2,029,000	$—	$—	$2,029,000
Certificates of deposit	—	91,000	—	91,000
Corporate bonds	—	24,000	—	24,000
Equity securities	345,000	134,000	—	479,000
Total Securities owned, at fair value	$2,374,000	$249,000	$—	$2,623,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$21,000	$—	$21,000
Total Securities sold, not yet purchased, at fair value	$—	$21,000	$—	$21,000

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities**	$1,311,000	—	—	$1,311,000

Securities owned, at fair value
U.S. government securities*	$2,007,000	$—	$—	$2,007,000
Corporate bonds	—	25,000	—	25,000
Equity securities	453,000	245,000	288,000	986,000
Total Securities owned, at fair value	$2,460,000	$270,000	$288,000	$3,018,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$88,000	$28,000	$—	$116,000
Total Securities sold, not yet purchased, at fair value	$88,000	$28,000	$—	$116,000

*As of December 31, 2020 and 2019, these U.S. government securities mature on 08/31/21
**As of December 31, 2019, these U.S. government securities mature on 02/29/20

		Changes in Level 3 Equity Assets
		Year Ended December 31, 2020
	Amount	Valuation Technique	Reason for Change
Balance – January 1, 2020	$288,000	Liquidation value based on valuation report
Transfers out of level 3	(288,000)		Sale of equity security
Balance – December 31, 2020	$—

The following represents financial instruments in which the ending balances as of December 31, 2020 and 2019 are not carried at fair value in the statements of financial condition:

Receivables and other assets: Receivables from broker-dealers and clearing organizations, receivables from customers, other receivables, prepaid service contact, and prepaid expenses and other assets are recorded at amounts that approximate fair value and are classified as level 2 under the fair value hierarchy.

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

Siebert 2020 Form-10K 53

Payables: Payables to customers, payables to non-customers, drafts payable, payables to broker-dealers and clearing organizations, accounts payable and accrued liabilities, interest payable, and taxes payable are recorded at amounts that approximate fair value due to their short-term nature and are classified as level 2 under the fair value hierarchy.

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

7. Furniture, Equipment, and Leasehold Improvements, Net

Furniture, equipment, and leasehold improvements consisted of the following as of the periods indicated:

	As of December 31,
	2020	2019
Leasehold improvements	$1,389,000	$1,389,000
Equipment	170,000	170,000
Furniture and fixtures	166,000	154,000
Total Furniture, equipment, and leasehold improvements	1,725,000	1,713,000
Less accumulated depreciation	(963,000)	(563,000)
Total Furniture, equipment, and leasehold improvements, net	$762,000	$1,150,000

Total depreciation expense for furniture, equipment, and leasehold improvements was $402,000 and $405,000 for the years ended December 31, 2020 and 2019, respectively.

8. Software, Net

Software consisted of the following as of the periods indicated:

	As of December 31,
	2020	2019
Robo-Advisor	$763,000	$763,000
Other Software	2,170,000	1,771,000
Total Software	2,933,000	2,534,000
Less accumulated amortization – Robo-Advisor	(509,000)	(254,000)
Less accumulated amortization – Other software	(1,090,000)	(392,000)
Total Software, net	$1,334,000	$1,888,000

Total amortization of software was $951,000 and $562,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company estimates future amortization of software assets of $870,000, $390,000, and $74,000, in the years ended December 31, 2021, 2022, and 2023, respectively.

9. Leases

As of December 31, 2020, the Company rents office space under operating leases expiring in 2021 through 2024, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the statements of financial condition. The Company acquired two leases from both its acquisition of StockCross and WPS, the impact of which is reflected in the following disclosures.

As of December 31, 2020, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis.
Siebert 2020 Form-10K 54

	As of December 31,
	2020	2019
Assets
Lease right-of-use assets	$2,290,000	$3,951,000
Liabilities
Lease liabilities	$2,612,000	$4,409,000

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

	As of December 31,
	2020	2019
Weighted average remaining lease term – operating leases (in years)	2.2	2.7
Weighted average discount rate – operating leases	5.0%	5.0%

The following table represents lease costs and other lease information. The Company has elected the package of practical expedients and as a result, expired leases and classification of leases per ASC 840 were not assessed as of the transition date. In addition, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

	Year Ended December 31,
	2020	2019
Operating lease cost	$2,314,000	$1,764,000
Short-term lease cost	102,000	446,000
Variable lease cost	351,000	360,000
Sublease income	—	—
Total Rent and occupancy	$2,767,000	$2,570,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,457,000	$1,876,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$2,353,000	$5,732,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of December 31, 2020 were as follows:

Year	Amount
2021	$1,405,000
2022	756,000
2023	543,000
2024	56,000
Remaining balance of lease payments	2,760,000
Less difference between undiscounted cash flows and discounted cash flows	146,000
Lease liabilities	$2,614,000

Siebert 2020 Form-10K 55

As of December 31, 2020, the Company had an operating lease agreement for an office space in Beverly Hills, California with a term of approximately 5 years. The total commitment of the lease is approximately $1.6 million, and the lease will commence on March 1, 2021.

Rent and occupancy expenses were $2,767,000 and $2,570,000 for the years ended December 31, 2020 and 2019, respectively.

10. Goodwill and Intangible Assets, Net

Goodwill

As of December 31, 2020 and 2019, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of WPS.

The goodwill from the acquisition consisted of WPS providing a new customer base of institutional clients, several strategic clearing relationships, as well as substantial cross-selling opportunities for the institutional and retail clients. The addition of WPS brings economies of scale in terms of operational and administrative functions as well as a skilled management team within the institutional space to Siebert. See “Note 3 – Acquisitions” for more detail on the acquisition of WPS.

Intangible Assets, Net

As a result of the Company’s acquisition of WPS, the Company acquired intangible assets consisting of WPS customer relationships and trade name, the fair values of which were $987,000 and $70,000, respectively, as of the acquisition date. The Company recorded intangible assets which are subject to amortization over their estimated useful lives. The intangible assets are deductible for tax purposes.

 Pursuant to the Company’s agreement with the original owners of WPS, the Company agreed to discontinue using the name of Weeden Prime Services, LLC and filed to change it to WPS Prime Services, LLC in May 2020. As of December 31, 2020, the WPS trade name was fully amortized.

The following tables summarize information related to the intangible assets as of the dates indicated.

	Date Acquired	Original Useful Life	Remaining Useful Life As of December 31, 2020
WPS Customer Relationships	11/30/19	6.0 years	4.9 years
WPS Trade Name	11/30/19	0.5 years	—

	Purchase Price	2019 Amortization	Balance as of December 31, 2019	2020 Amortization	Balance as of December 31, 2020
WPS Customer Relationships	$987,000	$23,000	$964,000	$155,000	$809,000
WPS Trade Name	70,000	12,000	58,000	58,000	—
Total Intangible assets	$1,057,000	$35,000	$1,022,000	$213,000	$809,000

The weighted average remaining useful life for the above intangible assets as of December 31, 2020 was 4.9 years.

The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for the below periods to be as follows:

Amount
2021	$165,000
2022	165,000
2023	165,000
2024	165,000
2025	149,000
Total future amortization expense	$809,000

Siebert 2020 Form-10K 56

Impairment

For the years ended December 31, 2020 and 2019, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and other tangible and intangible assets.

11. Long-Term Debt

Line of Credit with East West Bank

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
Term loans made pursuant to the agreement shall bear interest at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.25%. In addition to the foregoing, on the date that each term loan is made, the Company shall pay to the lender an origination fee equal to 0.25% of the principal amount of such term loan. Pursuant to the loan agreement, the Company paid all lender expenses in connection with the loan agreement.
This agreement contains certain financial and non-financial covenants. The financial covenants are that the Company must maintain a debt service coverage ratio of 1.35 to 1, an effective tangible net worth of a minimum of $25 million, and MSCO must maintain a net capital ratio that is not less than 10% of aggregate debit items. Certain other non-financial covenants include that the Company must promptly notify East West Bank of the creation or acquisition of any subsidiary that at any time owns assets with a value of $100,000 or greater. As of December 31, 2020 and the date of the filing of this report, the Company was in compliance with all of its covenants related to this agreement.
In addition, the Company’s obligations under the agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, individually and as a co-trustee of the John and Gloria Living Trust, U/D/T December 8, 1994 (the “Trust”) and Gloria E. Gebbia, individually and as a co-trustee of the Trust.
As of December 31, 2020, the Company has drawn down a $5.0 million term loan under this agreement and has an outstanding balance of $4.7 million. The Company has an additional $5.0 million remaining to draw down from this line of credit.
Remaining Payments

Future annual minimum payments for the line of credit with East West Bank as of December 31, 2020 were as follows:

Amount
2021	$998,000
2022	998,000
2023	998,000
2024	1,661,000
Total	$4,655,000
The interest expense and cash interest paid related to this line of credit was both $54,000 for the year ended December 31, 2020. The effective interest rate related to this line of credit was 3.25% for the year ended December 31, 2020.
 12. Note Payables - Related Party

As of December 31, 2020, the Company had various notes payable to Gloria E. Gebbia, the Company’s principal stockholder, the details of which are presented below:
Siebert 2020 Form-10K 57

Description	Issuance Date	Face Amount	Unpaid Principal Amount
4.00% due May 31, 2021	December 1, 2020	$2,200,000	$2,200,000
4.00% due November 30, 2021*	November 30, 2020	3,000,000	3,000,000

Total Notes payable – related party		$5,200,000	$5,200,000

*This note payable is subordinated to MSCO and is subordinated to the claims of general creditors, approved by FINRA, and are included in MSCO’s calculation of net capital and the capital requirements under FINRA and SEC regulations.

As of December 31, 2019, the Company had various notes payable to Gloria E. Gebbia, the details of which are presented below:

Description	Issuance Date	Face Amount	Unpaid Principal Amount
4.00% due December 2, 2020	December 2, 2019	$3,000,000	$3,000,000
2.75% due November 30, 2020*	November 30, 2018	3,000,000	3,000,000
1.75% due September 4, 2020*	September 4, 2020	2,000,000	2,000,000

Total Notes payable – related party		$8,000,000	$8,000,000

*These notes payable are subordinated to MSCO and are subordinated to the claims of general creditors, approved by FINRA, and are included in MSCO’s calculation of net capital and the capital requirements under FINRA and SEC regulations. Subsequently, a rate adjustment was completed on March 3, 2020. These notes were acquired as part of the transaction with StockCross and no consideration was paid or received as part of the renegotiation. MSCO subsequently repaid the notes on September 4, 2020 and November 30, 2020, respectively.

The Company’s interest expense for these notes for the year ended December 31, 2020 and 2019 was $276,000 and $106,000, respectively. Cash paid for these notes for the year ended December 31, 2020 and 2019 was $286,000 and $96,000, respectively.

The Company’s interest payable was $0 and $10,000 as of December 31, 2020 and December 31, 2019, respectively, for notes payable – related party.

13. Revenue Recognition

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

Siebert 2020 Form-10K 58

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

For the year ended December 31, 2020, stock borrow / stock loan revenue was $4,045,000 ($10,068,000 gross revenue less $6,023,000 expenses). For the year ended December 31, 2019, stock borrow / stock loan revenue was $1,607,000 ($10,137,000 gross revenue minus $8,530,000 expenses).

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

Categorization of Revenue

The following table presents the Company’s major revenue categories and when each category is recognized:

Siebert 2020 Form-10K 59

	Year Ended December 31,
Revenue Category	2020	2019	Timing of Recognition

Trading Execution and Clearing Services
Commissions and fees	$20,179,000	$9,750,000	Recorded on trade date
Principal transactions	11,850,000	9,018,000	Recorded on trade date
Market making	2,042,000	1,744,000	Recorded on trade date
Stock borrow / stock loan	4,045,000	1,607,000	Recorded as earned
Advisory fees	1,142,000	801,000	Recorded as earned
Total Trading Execution and Clearing Services	39,258,000	22,920,000

Other Income
Margin interest, marketing and distribution fees
Margin interest	8,725,000	11,502,000	Recorded as earned
12b1 fees	1,458,000	3,208,000	Recorded as earned
Total Margin interest, marketing and distribution fees	10,183,000	14,710,000

Interest income	4,012,000	4,235,000	Recorded as earned
Other income	1,419,000	912,000	Recorded as earned

Total Other Income	15,614,000	19,857,000

Total Revenue	$54,872,000	$42,777,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions, Market making, Stock borrow / stock loan, Advisory fees	Provide financial services to customers and counterparties
Margin interest, marketing and distribution fees, Interest income, Other income	n / a

Soft Dollar Arrangement

As a result of the acquisition of WPS, the Company has soft dollar and commission sharing arrangements with customers that fall both within, and outside of, the safe harbor provisions of Rule 28(e) of the Securities Exchange Act of 1934 ("Rule 28(e)"), as amended. These soft dollar arrangements were determined to be a separate performance obligation that should be allocated a portion of the transaction price.

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

The Company paid client expenses of approximately $693,000 and $48,000 for the years ended December 31, 2020 and 2019, respectively. The Company had an outstanding receivable and payable of approximately $4,000 and $230,000, respectively, as of December 31, 2020. The Company had an outstanding receivable and payable of approximately $31,000 and $158,000, respectively, as of December 31, 2019.

The receivable and payable related to soft dollar arrangements are in the line items “Other receivables” and “Accounts payable and accrued liabilities,” respectively, on the statement of financial condition.

As of December 31, 2020 and 2019, no allowance for uncollectible commissions was necessary as the Company believes all commissions receivable and prepaid research services expenses will be realized.

Siebert 2020 Form-10K 60

Other Items

For the years ended December 31, 2020 and 2019, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities.

The Company concludes that its revenue streams have the same underlying economic factors, and as such, no disaggregation of revenue is required.

14. Employee Stock Purchases

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

The above transaction had no impact to the Company’s statements of income, but is reflected in the Company’s statement of financial condition, statement of changes in stockholders’ equity, and statement of cash flows within cash flows from financing activities for the year ended December 31, 2020.

15. Referral Fees

Upon the acquisition of WPS, the Company has agreements with various third parties to share commissions and pay fees as defined in the respective agreements. These expenses were approximately $738,000 and $86,000 for the years ended December 31, 2020 and 2019, which are presented in the line item “Referral fees” in the statement of income.

16. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhanced recoverability of AMT tax credits. The CARES Act did not have a significant impact on the financial statements.

The Company’s provision for income taxes is comprised of the following:

	Year Ended December 31,
	2020	2019
Current
Federal	$(176,000)	$288,000
State and local	(82,000)	270,000
Total Current	(258,000)	558,000

Deferred
Federal	$161,000	$229,000
State and local	318,000	261,000
Total Deferred	479,000	490,000

Total Provision for income taxes	$221,000	$1,048,000

Siebert 2020 Form-10K 61

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% for 2020 and 2019 as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
Tax amortization of intangible assets	(8.8%)	(1.3%)
Permanent differences	1.5%	0.9%
State and local taxes, net of federal benefit	2.5%	4.3%
Change in valuation allowance	(5.2%)	—
Other	(4.1%)	(0.4%)
Effective tax rate	6.9%	24.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$6,043,000	$6,876,000
Lease liabilities	722,000	810,000
Share-based compensation	61,000	—
Intangible assets	2,000	—
Subtotal	6,828,000	7,686,000
Less: Valuation allowance	(1,070,000)	(1,236,000)
Total Deferred tax assets	5,758,000	6,450,000

Deferred tax liabilities:
Fixed assets	$(901,000)	$(1,062,000)
Total Deferred tax liabilities	(901,000)	(1,062,000)

Net Deferred tax assets	$4,857,000	$5,388,000

In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income.

Based on historical operating profitability, positive trend of earnings and projected future taxable income, the Company concluded as of December 31, 2020 that certain of its U.S. deferred tax assets are realizable on a more-likely-than-not basis. The Company maintains a valuation allowance on certain federal net operating losses that are expected to expire unutilized and certain state net operating losses. The Company’s valuation allowance decreased by $166,000 during 2020. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $13.8 million, of which (i) $12.8 million expire in varying amounts starting in 2033 to 2036 if not utilized, and (ii) $1.0 million have an indefinite carryforward period, but are only available to offset 80% of future taxable income. The U.S. federal net operating loss carryforwards are subject to annual limitation under Section 382 of the Internal Revenue Code.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Siebert 2020 Form-10K 62

	As of December 31,
	2020	2019
Balance at beginning of period	$—	$—
Additions for tax positions taken during current year	1,105,000	—
Additions for tax positions taken during prior year	—	—
Reductions for tax positions taken during prior years	—	—
Settlements	—	—
Expirations of statutes of limitations	—
Balance at end of period	$1,105,000	$—

Of the amounts reflected above as of December 31, 2020, the entire amount would reduce the Company’s effective tax rate if recognized. The Company records accrued interest and penalties related to income tax matters as part of the provision for income taxes. For the year ended December 31, 2020 and December 31, 2019, the Company recognized expense related to interest and penalties on unrecognized tax benefits of $0 and $0, respectively. The Company does not believe that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions. The Company is not currently under examination by the IRS or any state or local taxing authority for any tax year. The open tax years for the federal and state income tax filings is generally 2017 through 2020.

17. Capital Requirements

MSCO and StockCross

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Securities Exchange Act of 1934. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of December 31, 2020, MSCO’s net capital was $27.5 million, which was approximately $25.2 million in excess of its required net capital of $2.3 million, and its percentage of aggregate debit balances to net capital was 24%.

As of December 31, 2019, MSCO’s net capital was $4.4 million, which was $4.2 million in excess of its required net capital of $250,000. As of December 31, 2019, StockCross’ net capital was $18.8 million, which was $16.7 million in excess of its required net capital of $2.1 million, and its percentage of aggregate debit balances to net capital was 18%. Effective upon the Company’s acquisition of StockCross on January 1, 2020, the capital of MSCO and StockCross was combined.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of December 31, 2020, MSCO had cash deposits of $324.9 million in the special reserve accounts which was $5.0 million in excess of the deposit requirement of $319.9 million. After adjustments for deposit(s) and / or withdrawal(s) made on January 2, 2021, MSCO had $1.0 million in excess of the customer reserve requirement.

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

Siebert 2020 Form-10K 63

WPS

Net Capital

WPS, as a member of FINRA, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. WPS is also subject to the CFTC's minimum financial requirements which require that WPS maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1.

As of both December 31, 2020 and 2019, WPS net capital was approximately $3.9 million which was approximately $3.7 million in excess of its minimum requirement of $250,000 under 15c3-1.

Special Reserve Account

As of December 31, 2019, cash of $110,000 for WPS was segregated in a special reserve bank account for the benefit of customers.

18. Financial Instruments with Off-Balance Sheet Risk

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
The Company's customer financing and securities settlement activities may require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. On a daily basis, the Company controls this risk by monitoring the market value of securities pledged and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes credit limits for such activities and continuously monitors compliance.
19. Commitments, Contingencies and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business.

On January 22, 2021, the California Department of Financial Protection and Innovation proposed that StockCross enter into a consent order related to StockCross and one of its registered representatives for activities that occurred prior to its acquisition by Siebert. The California proposed order seeks an aggregate amount of approximately $900,000 in relation to this matter. Based on the facts of the matter as well as historical resolutions, the Company does not believe that the matter will have a material impact on the Company’s financial statements.

Siebert 2020 Form-10K 64

As of December 31, 2020, all other legal matters are without merit or involve amounts which would not have a significant effect on the financial statements of the Company.

Overnight Financing

The Company has available lines of credit for short term overnight demand borrowing of up to $15 million with both BMO Harris Bank and Texas Capital Bank as of December 31, 2020. As of December 31, 2020, the Company had no outstanding loan balances with either institution. There are no commitment fees or other restrictions on the credit lines. MSCO utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense and the cash paid related to the utilization of these credit lines were both $18,000 and $29,000 for the year ended December 31, 2020 December 31, 2019, respectively. There were no fees associated with the utilization of these credit lines for the years ended December 31, 2020 or December 31, 2019.

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

As part of this plan, the Company recognized expenses of $1,308,000 and $876,000 for the years ended December 31, 2020 and 2019, respectively.

The Company had an accrual of $69,000 as of December 31, 2020, which represents the historical estimate of future claims to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

20. Employee Benefit Plans

The Company through its affiliate, Kennedy Cabot Acquisition, LLC (“KCA”), sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. No contributions were made by the Company or KCA for the years ended December 31, 2020 and 2019.
Siebert 2020 Form-10K 65

21. Related Party Disclosures

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

In January 2019, the Company purchased approximately 15% of StockCross’ outstanding shares from an outside party. Effective January 1, 2020, the Company acquired the remaining 85% of StockCross in exchange for 3,298,774 shares of the Company’s common stock and StockCross was merged with and into MSCO. Upon the closing of this transaction on January 1, 2020, all receivables and payables between the Company and StockCross as well as any loss from the Company’s equity method investment in StockCross was eliminated upon consolidation.

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

KCA sponsors a 401(k)-profit sharing plan which covers substantially all of the Company’s employees. In January 2020, MSCO sold approximately $288,000 worth of a private equity security to KCA at cost.

Park Wilshire Companies, Inc.

PWC brokers the insurance policies for related parties. Revenue for PWC from related parties was $73,000 and $69,000 for the years ended December 31, 2020 and 2019.

Gloria E. Gebbia and John J. Gebbia

The Company has entered into various debt agreements with Gloria E. Gebbia, the Company’s principal stockholder. See “Note 12 – Notes Payable - Related Party” for additional detail.
In addition, the Company’s obligations under its agreement with East West Bank are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, individually and as a co-trustee of the John and Gloria Living Trust, U/D/T December 8, 1994 (the “Trust”), and Gloria E. Gebbia, individually and as a co-trustee of the Trust. See “Note 11 – Long-Term Debt” for additional detail.
Gloria E. Gebbia has extended loans to certain Company employees for the purchase of the Company’s shares. These transactions have not materially impacted the Company’s financial statements.
Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a relative of the Gebbia Family. For both years ended December 31, 2020 and 2019, rent expense was $60,000 for this branch office.

22. Subsequent Events

The Company has evaluated events that have occurred subsequent to December 31, 2020 and through March 10, 2021, the date of the filing of this report.

Pursuant to a stock purchase agreement dated as of January 31, 2021, the Company acquired an interest of 5% of OpenHand Holdings, Inc. ("OpenHand") common stock for consideration of a total of $2,231,000 consisting of $850,000 in cash and 329,654 restricted shares of the Company's common stock valued at $1,381,000 or $4.19 per share. The value of the restricted stock was determined using the thirty (30) day trading average. The Company agreed to register the shares issued to OpenHand by filing a selling shareholder registration statement.
Siebert 2020 Form-10K 66

OpenHand is a subscription-based brokerage platform that will provide zero-commission trading for equity and option transactions and credit its members daily with rebates of revenues generated by the clients, less operational expenses. The Company will be the exclusive broker-dealer for all OpenHand account services and will benefit from their cloud-based technology which uses Amazon Web Services. Through this strategic, operational, regulatory, and technological partnership, OpenHand and the Company’s clients will benefit from numerous financial and operational efficiencies.
The Company also received an option to purchase an additional 7.5% of OpenHand for approximately $4.5 million, based upon a $60 million valuation of OpenHand.

Other than the event described above, there have been no material subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of December 31, 2020.

Siebert 2020 Form-10K 67

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) was identified during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To evaluate the effectiveness of our internal control over financial reporting, we use the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, our management, including our Executive Vice President/Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal controls over financial reporting were effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B. OTHER INFORMATION

None.

Siebert 2020 Form-10K 68

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The names of our Directors and their ages, positions, and biographies are set forth below.

Gloria E. Gebbia
Age 78

Gloria E. Gebbia is the managing manager of KCA. Ms. Gebbia was an owner and a director of StockCross. Additionally, Ms. Gebbia also serves as the President of Associates for Breast and Prostate Cancer Research, a non-profit organization that raises funds for the John Wayne Cancer Institute, which, under Ms. Gebbia’s leadership, has raised over $16 million for breast and prostate cancer research.

John J. Gebbia
Age 82

From February 2017 to May 2020, John J. Gebbia served as a Special Advisor to the Board of Directors. John J. Gebbia commenced his employment in the brokerage industry in 1959. In 1962, Mr. Gebbia became Executive Vice President of Walston & Company. After becoming CEO of Jesup & Lamont, an institutional brokerage firm, Mr. Gebbia purchased the company in 1983. Thereafter, Mr. Gebbia owned and/or controlled various brokerage firms including Kennedy Cabot & Co., which was sold in 1997 to Toronto Dominion Bank for $160,000,000.

Charles A. Zabatta
Age 78

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
Age 52

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

Andrew H. Reich
Age 65

Andrew H. Reich has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company and Chief Executive Officer of MSCO since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until his resignation effective as of December 16, 2016, he served as the Chairman of StockCross. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company and has previously served as the CFO of Gebbia Holding Co., a holding company for Gloria E. Gebbia’s family through 2014. Mr. Reich has more than 20 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds a M.B.A. from The University of Southern California and a B.B.A. from the Bernard Baruch College.
Siebert 2020 Form-10K 69

Jerry M. Schneider, CPA
Age 76

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

Identification of Executive Officers

Name	Age	Position
Andrew H. Reich	65	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

Andrew H. Reich has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company and Chief Executive Officer of MSCO since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until his resignation effective as of December 16, 2016, he served as the Chairman of StockCross. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company and has previously served as the CFO of Gebbia Holding Co., a holding company for Gloria E. Gebbia’s family through 2014. Mr. Reich has more than 20 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds a M.B.A. from The University of Southern California and a B.B.A. from the Bernard Baruch College.

Corporate Governance

Board Meetings

The Board of Directors held nine (9) regular meetings and eight (8) special meetings during 2020. Each incumbent director attended at least 75% of his or her Board of Directors meetings and all of his or her committee meetings.

Controlled Company

We are a “Controlled Company” as defined in Rule 5615(c)(1) of the Nasdaq Stock Market because Gloria E. Gebbia and her family members hold more than 50% of our voting power for the election of directors. As a Controlled Company we are not required to have a majority of our Board of Directors comprised of independent directors, a compensation committee comprised solely of independent directors or a nominating committee comprised solely of independent directors.

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

The Audit Committee held five (5) meetings during 2020.

The Board of Directors has determined that Mr. Schneider qualifies as an “audit committee financial expert” under the applicable rules of the SEC.

The Audit Committee was established to (i) assist the Board of Directors in its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements and our auditor’s qualifications and independence, (ii) prepare the report of the Audit Committee contained herein, (iii) retain, consider the continued retention and termination of our independent auditors, (iv) approve audit and non-audit services performed by our independent auditors and (v) perform any other functions from time to time delegated by the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.siebert.com/company/investor-relations/shareholder-information.
Siebert 2020 Form-10K 70

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers and directors. The Compensation Committee will administer a stock option and other employee benefit plans if and when adopted. The Compensation Committee does not function pursuant to a formal written charter and as a Controlled Company we are not required to comply with the Nasdaq Stock Market’s independence requirements. The Compensation Committee held no meetings during 2020.

The Compensation Committee will evaluate the performance of our executive officers in terms of our operating results and financial performance and will determine their compensation in connection therewith.

In accordance with general practice in the securities industry, our executive compensation includes base salaries, an annual discretionary cash bonus, and stock options and other equity incentives that are intended to align the financial interests of our executives with the returns to our shareholders. There were no material increases in compensation to our sole executive officer in 2020.

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

Nominating Committee of the Board of Directors

The Nominating Committee of the Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Nominating Committee does not function pursuant to a formal written charter and as a Controlled Company we are not required to comply with the Nasdaq Stock Market’s independence requirements. The Nominating Committee did not meet in 2020.

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

Annual Shareholders Meeting Attendance Policy

It is the policy of our Board of Directors that all our directors are strongly encouraged to attend each annual shareholder meeting. All of our directors attended the 2020 annual meeting of shareholders.

Siebert 2020 Form-10K 71

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer, Controller, Principal Accounting Officer, and any of our other employees performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.siebert.com/company/investor-relations/shareholder-information.

Board Leadership Structure and Board of Directors

Our Board of Directors does not have a chairman nor a lead independent director. The Company believes this structure allows all of the directors to participate in the full range of the Board of Director’s responsibilities with respect to its oversight of the Company’s management. The Board of Directors has determined that this leadership structure is appropriate given the size of the Company, the number of directors overseeing the Company and the Board of Directors’ oversight responsibilities.

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

Board of Directors’ Role in Risk Oversight

Consistent with its responsibility for oversight of the Company, the Board of Directors, among other things, oversees risk management of the Company’s business affairs directly and through the committee structure that it has established. The principal risks associated with the Company are risks related to securities market volatility and the securities industry, lower price levels in the securities markets, intense competition in the brokerage industry, extensive government regulation, net capital requirements, customers’ failure to pay, an increase in volume on our systems or other events which could cause them to malfunction, reliance on information processing and communications systems, continuing changes in technology, dependence on the ability to attract and retain key personnel, the ability of our principal shareholder to control many key decisions and there may be a limited public market for our Common Stock.

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

Based upon a review of Section 16(a) forms furnished to the Company, the Company believes that all applicable Section 16(a) filing requirements were met during the year ended December 31, 2020.

Siebert 2020 Form-10K 72

Advisors to the Company

Senior Advisors

John M. Gebbia and Richard Gebbia, sons of Gloria E. Gebbia, are registered Co-CEO’s of MSCO and serve as Registered Principals and associated persons of MSCO. Before the close of the acquisition of StockCross, they were also serving as executive officers and directors of StockCross. Both Richard Gebbia and John M. Gebbia have extensive experience in the securities industry and will be working with MSCO and senior management of the Company to identify cost saving opportunities and improvements of the Company’s business.

John M. Gebbia has been in the brokerage industry in various capacities since 1990. Mr. Gebbia was the President and CEO of Kennedy Cabot & Co., from 1992 to 1997 when it was acquired by Toronto Dominion Bank. Thereafter he was active with various Gebbia family businesses. From 2007 to 2020, Mr. Gebbia has been associated with StockCross, most recently as a Director and its Executive Vice President. Mr. Gebbia is the CEO of SNXT.

Richard S. Gebbia has been in the brokerage industry since 1993. Since 2002, Mr. Gebbia has been associated with StockCross in various capacities. Mr. Gebbia was the CEO and a Director of StockCross.

David J. Gebbia has been in the brokerage industry since 1993. Mr. Gebbia is currently the President of the Company’s insurance subsidiary, PWC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the annual compensation paid to or earned by our current Executive Vice President, Chief Operating Officer and Chief Financial Officer (the “Named Executive Officer”) during the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	Other Compensation	Totals
Andrew H. Reich*	2020	$188,000	$17,000	—	—	—	—	—	$205,000
	2019	$200,000	$30,000	—	—	—	—	—	$230,000

* Represents the dollar amount recognized for financial statement reporting in accordance with ASC 718. Mr. Reich was named to the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer effective December 16, 2016.

Outstanding Equity Awards as of December 31, 2020

As of December 31, 2020, the Company had no outstanding equity awards.

Termination of Employment and Change-in-Control Arrangements

Employment Agreements

We are not a party to an employment agreement with any Named Executive Officer. All of our Named Executive Officers are employees at will.

Option Agreements

As of December 31, 2020, we had no option agreements with our Named Executive Officers.

Compensation of Directors

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of the Company’s directors during the year ended December 31, 2020.
Siebert 2020 Form-10K 73

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gloria E. Gebbia	—	—	—	—	—	—	—
John J. Gebbia	—	—	—	—	—	—	—
Andrew H. Reich	—	—	—	—	—	—	—
Francis V. Cuttita	$110,000	—	—	—	—	—	$110,000
Charles Zabatta	$110,000	—	—	—	—	—	$110,000
Jerry M. Schneider	$110,000	—	—	—	—	—	$110,000

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2020. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the PCAOB (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off-balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the PCAOB (United States) regarding “Communication with Audit Committees Concerning Independence.”

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ended December 31, 2020 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the SEC.

Audit Committee,
Jerry M. Schneider, CPA, Chairman
Charles Zabatta
Francis V. Cuttita
Siebert 2020 Form-10K 74

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our Common Stock as of March 1, 2021. The information includes beneficial ownership by each of our directors and the Named Executive Officers, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our Common Stock. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage of ownership is based on 31,283,364 shares of Common Stock outstanding as of March 1, 2021.

Name and Address of Beneficial Owner (1)	Shares of Common Stock	Percent of Class

Named Executive Officers and Directors
Gloria E. Gebbia / John J. Gebbia (2)	18,087,218	58%
Andrew H. Reich	622,034	2%
Francis V. Cuttita	156,000	*
Charles Zabatta	354,257	1%
Jerry M. Schneider	3,000	*
Directors and named executive officers as a group (5 persons)	19,222,509	61%

Other 5% Shareholders
Kennedy Cabot Acquisition, LLC	3,177,283	10%
24005 Ventura Blvd Suite 200
Calabasas, CA 91302

Richard S. Gebbia	2,981,081	10%
9464 Wilshire Blvd.
Beverly Hills, CA 90212

John M. Gebbia	1,862,681	6%
9464 Wilshire Blvd.
Beverly Hills, CA 90212

Andrew McDonald	1,734,812	6%
9464 Wilshire Blvd.
Beverly Hills, CA 90212

* Less than 1% of outstanding shares

1) Unless otherwise indicated, the business address of each individual is c/o Siebert Financial Corp., 120 Wall Street, New York, NY 10005.

2) Includes 9,949,736 shares of our Common Stock owned by Gloria E. Gebbia and 3,177,283 shares owned by KCA. Amount also includes 2,981,081 shares owned by Richard S. Gebbia, 1,862,681 shares owned by John M. Gebbia, as well as 116,437 shares owned by a family trust and certain other members of Gloria E. Gebbia’s family.

Siebert 2020 Form-10K 75

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

Audit Fees

The aggregate fees billed by Baker Tilly for professional services rendered for the 2020 and 2019 audit of our annual financial statements and reviews of our quarterly financial statements were $345,000 and $290,000, respectively. The 2019 amount consists of the combined total of $133,000 and $157,000 for Baker Tilly’s audit fees related to Siebert and Buchbinder Tunick & Company LLP’s audit fees related to StockCross, respectively.

All Other Fees

Baker Tilly rendered no other services for the Company for the years ended December 31, 2020 and 2019.

Pre-Approval Policy

The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairman of the Audit Committee to approve such audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at the next regularly scheduled meeting. All “Audit Fees” and “All Other Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

Siebert 2020 Form-10K 76

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The consolidated Financial statements for the years ended December 31, 2020 and December 31, 2019 commence on page 33 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Siebert 2020 Form-10K 77

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
Certificate of Amendment to Certificate of Incorporation of Siebert Financial Corp., as amended and restated, filed February 2, 2020. (incorporated by reference to Siebert Financial Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

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
10.6
Siebert Financial Corp. 2007 Long-Term Incentive Plan (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-8 (File No. 333-144680) filed with the SEC on July 18, 2007)**

10.7
Fully Disclosed Clearing Agreement, by and between NFS LLC and Muriel Siebert & Co., Inc. dated May 5, 2010. (incorporated by reference to Siebert Financial Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010)*

10.8
Asset Purchase Agreement, dated as of June 26, 2017 by and among StockCross Financial Services, Inc., Muriel Siebert & Co., Inc. and Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the SEC on June 28, 2017)

10.9
StockCross Share Repurchase Agreement dated as of January 18, 2019 by and among tZERO Group, Inc., a Delaware corporation, StockCross Financial Services, Inc., a Massachusetts corporation and Muriel Siebert & Co., Inc., a Delaware Corporation (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the SEC on January 25, 2019)

10.10
Equity Interests Purchase Agreement, dated as of September 27, 2019, by and among Siebert Financial Corp., Weeden Investors L.P. and Weeden Securities Corporation. (incorporated by reference to Seibert Financial Corp.’s Current Report on Form 8-K filed with the SEC on October 3, 2019)

10.11
Promissory Note, dated as of December 2, 2019, made by Siebert Financial Corp. in favor of Gloria E. Gebbia. (incorporated by reference to Seibert Financial Corp.’s Current Report on Form 8-K filed with the SEC on December 4, 2019)

Siebert 2020 Form-10K 78

10.12
Agreement and Plan of Merger, dated as of December 31, 2019 by and among Siebert Financial Corp., Muriel Siebert & Co., Inc., StockCross Financial Services, Inc. (“StockCross”) and each of the shareholders of StockCross. (incorporated by reference to Seibert Financial Corp.’s Current Report on Form 8-K filed with the SEC on January 7, 2020)

10.13
Loan and Security Agreement, dated as of July 22, 2020, by and between East West Bank and Siebert Financial Corp. (incorporated by reference to Seibert Financial Corp.’s Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.14	Form of Term Loan Note (incorporated by reference to Seibert Financial Corp.’s Current Report on Form 8-K filed with the SEC on July 28, 2020)
21.1	Subsidiaries of the registrant***
31.1	Certification of Andrew H. Reich pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Andrew H. Reich of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002***
101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema
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

Siebert 2020 Form-10K 79

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal executive, financial and accounting officer)

Date: March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and	March 10, 2021
Andrew H. Reich	Chief Financial Officer, Secretary and Director (Principal executive, financial and accounting officer)

/s/ Gloria E. Gebbia	Director	March 10, 2021
Gloria E. Gebbia

/s/ John J. Gebbia	Director	March 10, 2021
John J. Gebbia

/s/ Charles Zabatta	Director	March 10, 2021
Charles Zabatta

/s/ Francis V. Cuttita	Director	March 10, 2021
Francis V. Cuttita

/s/ Jerry M. Schneider	Director	March 10, 2021
Jerry M. Schneider

Siebert 2020 Form-10K 80