Form 10-Q
period 2021-03-31
SIEBERT FINANCIAL CORP
filed 2021-05-17
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)
New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2021, there were 31,283,364 shares of the registrant’s common stock.

SIEBERT FINANCIAL CORP.

Forward-Looking Statements

For purposes of this Quarterly Report on Form 10-Q (“Report”), the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., and its subsidiaries collectively, unless the context otherwise requires.

The statements contained throughout this Report, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in under Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) as well as in our filings with the SEC.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS

Current assets
Cash and cash equivalents	$4,097,000	$3,632,000
Cash and securities segregated for regulatory purposes	332,973,000	324,924,000
Receivables from customers	92,273,000	95,358,000
Receivables from non-customers	9,000	—
Receivables from broker-dealers and clearing organizations	6,249,000	15,815,000
Other receivables	1,772,000	1,692,000
Prepaid service contract - current	809,000	809,000
Prepaid expenses and other assets	1,577,000	2,095,000
Securities borrowed	768,615,000	905,785,000
Securities owned, at fair value	4,088,000	2,623,000
Total Current assets	1,212,462,000	1,352,733,000

Deposits with broker-dealers and clearing organizations	9,047,000	7,209,000
Prepaid service contract – non-current	827,000	1,004,000
Furniture, equipment and leasehold improvements, net	755,000	762,000
Software, net	1,164,000	1,334,000
Lease right-of-use assets	3,225,000	2,290,000
Investments, cost	2,231,000	—
Deferred tax assets	4,686,000	4,857,000
Intangible assets, net	768,000	809,000
Goodwill	1,989,000	1,989,000
Total Assets	$1,237,154,000	$1,372,987,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$384,722,000	$380,524,000
Payables to non-customers	9,770,000	11,570,000
Drafts payable	2,702,000	4,021,000
Payables to broker-dealers and clearing organizations	6,047,000	1,810,000
Accounts payable and accrued liabilities	3,731,000	3,777,000
Securities loaned	775,391,000	920,811,000
Securities sold, not yet purchased, at fair value	28,000	21,000
Interest payable	22,000	—
Taxes payable	14,000	—
Notes payable - related party	5,200,000	5,200,000
Current portion of lease liabilities	1,241,000	1,314,000
Current portion of long-term debt	998,000	998,000
Total Current liabilities	1,189,866,000	1,330,046,000

Lease liabilities, less current portion	2,238,000	1,298,000
Long-term debt, less current portion	3,408,000	3,657,000
Total Liabilities	1,195,512,000	1,335,001,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 31,283,364 and 30,953,710 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	312,000	309,000
Additional paid-in capital	23,146,000	21,768,000
Retained earnings	18,184,000	15,909,000
Total Stockholders’ equity	41,642,000	37,986,000

Total Liabilities and stockholders' equity	$1,237,154,000	$1,372,987,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Commissions and fees	$7,008,000	$5,583,000
Interest, marketing and distribution fees	3,459,000	4,625,000
Principal transactions	4,248,000	3,203,000
Market making	1,614,000	470,000
Stock borrow / stock loan	1,847,000	444,000
Advisory fees	356,000	262,000
Other income	392,000	214,000
Total Revenue	18,924,000	14,801,000

Expenses
Employee compensation and benefits	9,166,000	7,291,000
Clearing fees, including execution costs	1,853,000	1,298,000
Technology and communications	1,241,000	981,000
Other general and administrative	770,000	854,000
Data processing	797,000	849,000
Rent and occupancy	570,000	727,000
Professional fees	615,000	655,000
Referral fees	407,000	111,000
Depreciation and amortization	392,000	448,000
Interest expense	103,000	76,000
Total Expenses	15,914,000	13,290,000

Income before provision for income taxes	3,010,000	1,511,000
Provision for income taxes	735,000	535,000
Net income	$2,275,000	$976,000

Net income per share of common stock
Basic and diluted	$0.07	$0.03

Weighted average shares outstanding
Basic and diluted	31,173,149	30,459,804

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance – January 1, 2021	30,953,710	$309,000	$21,768,000	$15,909,000	$37,986,000
Shares issued for OpenHand purchase	329,654	3,000	1,378,000	—	1,381,000
Net income	—	—	—	2,275,000	2,275,000
Balance – March 31, 2021	31,283,364	$312,000	$23,146,000	$18,184,000	$41,642,000

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance – January 1, 2020	27,157,188	$271,000	$7,641,000	$12,869,000	$20,781,000
Shares issued for StockCross purchase	3,302,616	33,000	12,256,000	65,000	12,354,000
Net income	—	—	—	976,000	976,000
Balance – March 31, 2020	30,459,804	$304,000	$19,897,000	$13,910,000	$34,111,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$2,275,000	$976,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	171,000	291,000
Depreciation and amortization	392,000	448,000

Changes in
Receivables from customers	3,085,000	15,884,000
Receivables from non-customers	(9,000)	—
Receivables from and deposits with broker-dealers and clearing organizations	7,728,000	(109,000)
Securities borrowed	137,170,000	131,306,000
Securities owned, at fair value	(1,465,000)	(662,000)
Prepaid expenses and other assets	438,000	44,000
Prepaid service contract	177,000	—
Payables to customers	4,198,000	(23,021,000)
Payables to non-customers	(1,800,000)	(659,000)
Drafts payable	(1,319,000)	(213,000)
Payables to broker-dealers and clearing organizations	4,237,000	510,000
Accounts payable and accrued liabilities	(46,000)	214,000
Securities loaned	(145,420,000)	(121,607,000)
Securities sold, not yet purchased, at fair value	7,000	(85,000)
Interest payable	22,000	30,000
Lease liabilities	(68,000)	(43,000)
Taxes payable	14,000	86,000
Net cash provided by operating activities	9,787,000	3,390,000

Cash Flows From Investing Activities
Purchase of OpenHand common stock	(850,000)	—
Purchase of furniture, equipment, and leasehold improvements	(110,000)	—
Purchase of software	(64,000)	(183,000)
Net cash used in investing activities	(1,024,000)	(183,000)

Cash Flows From Financing Activities
Repayments of long-term debt	(249,000)	—
Net cash used in financing activities	(249,000)	—

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	8,514,000	3,207,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	328,556,000	229,594,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$337,070,000	$232,801,000

Cash and cash equivalents - end of period	$4,097,000	$5,220,000
Cash and securities segregated for regulatory purposes - end of period	332,973,000	227,581,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$337,070,000	$232,801,000

Supplemental cash flow information
Cash paid during the period for income taxes	$1,000	$17,000
Cash paid during the period for interest	$81,000	$116,000

Non-cash investing and financing activities
Shares issued for OpenHand purchase	$1,381,000	$—

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

Overview

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned subsidiaries:

•

Retail brokerage business through Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and broker-dealer registered with the SEC

•

Investment advisory services through Siebert AdvisorNXT, Inc. (“SNXT”), a New York corporation registered with the SEC as a Registered Investment Adviser (“RIA”) under the Investment Advisers Act of 1940, as amended

•

Insurance services through Park Wilshire Companies, Inc. (“PWC”), a Texas corporation and licensed insurance agency

•

Robo-advisory technology development through Siebert Technologies, LLC (“STCH”), a Nevada limited liability company

•

Prime brokerage services through WPS Prime Services, LLC (“WPS”), a Delaware limited liability company and a broker-dealer registered with the SEC

•

StockCross Digital Solutions, Ltd. (“STXD”), an inactive subsidiary headquartered in Bermuda

For purposes of this Quarterly Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PWC, STCH, WPS, and STXD collectively, unless the context otherwise requires.

The Company is headquartered in New York, New York, with primary operations in New Jersey, Florida, and California. The Company has 15+ branch offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the three months ended March 31, 2021 and 2020 were derived from its operations in the U.S.

As of March 31, 2021, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

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

Prior to and as of the date of the Company’s acquisition of StockCross, the Company and StockCross were entities under common control of Gloria E. Gebbia, the Company’s principal stockholder, and members of her immediate family (collectively, the “Gebbia Family”). The acquisition represented a change in reporting entity.

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

The financial impact on the Company from the COVID-19 pandemic has been varied as revenue streams related to interest rates have decreased while revenue streams from commissions and fees, principal transactions, and market making have largely benefited from the market volatility associated with the pandemic.

The Company is actively monitoring the impact of COVID-19 on its business, financial condition, liquidity, operations, employees, clients and business partners. Based on management’s assessment as of March 31, 2021, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Refer to Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report for additional detail on COVID-19 and its impact on the Company.

Basis of Presentation

The accompanying condensed consolidated financial statements (“financial statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s 2020 Form 10-K. The financial statements include the accounts of Siebert and its wholly-owned subsidiaries and upon consolidation, all intercompany balances and transactions are eliminated. The U.S. dollar is the functional currency of the Company and numbers are rounded for presentation purposes.

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2020 Form 10-K.

Investments, Cost

Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, generally requires entities to measure equity investments (other than equity method investments, controlling financial interests that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. However, entities will be able to elect a measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820 to estimate fair value using the net asset value (NAV) per share.

Pursuant to ASU 2016-01, the Company has made an accounting policy election to measure equity securities without readily determinable fair value at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Other than the updates described above and in Note 2 – New Accounting Standards in this Report, there have been no material changes to the Company’s significant accounting policies.

2. New Accounting Standards

Accounting Standards Adopted in Fiscal 2021

ASU 2020-01 - In January 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-01 on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.

ASU 2019-12 - In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes”, as part of its initiative to reduce complexity in the accounting standards. The ASU eliminates certain exceptions from ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.

Accounting Standards Not Yet Adopted

ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial- Instruments”. The ASU changes the impairment model and requires financial assets measured at amortized cost basis, including finance receivables (loans), HTM debt securities, trade receivables, and off-balance sheet credit exposures not accounted for as insurance to be presented at the net amount expected to be collected. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequent ASUs, including 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, and 2020-02 were issued to clarify certain aspects of ASU 2016-13 and to provide transition reliefs. Adoption requires modified retrospective transition through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the entity applies the new guidance. The Company plans to adopt ASU 2016-13 and all subsequent ASU guidance as of January 1, 2023 and is in the process of assessing its impact on the Company’s financial statements.

Management has evaluated other recently issued accounting standards and does not believe that any of these standards will have a significant impact on the Company’s financial statements and related disclosures as of March 31, 2021.

3. Acquisitions

StockCross

Overview of Acquisition

Established in 1971, StockCross was one of the largest privately-owned brokerage firms in the nation and its operations consisted primarily of market making, fixed-income products distribution, online or broker-assisted equity trading, securities lending, and equity stock plan services.

Prior to being acquired by the Company, StockCross and the Company were affiliated entities through common ownership and had various related party transactions. In January 2019, the Company acquired approximately 15% ownership of StockCross. Effective January 1, 2020, the Company acquired the remaining 85% of StockCross’ outstanding shares and StockCross was merged with and into MSCO. The purchase price paid was approximately $29,750,000 or 3,298,774 shares of the Company’s common stock which was issued in connection with the acquisition. The acquisition of StockCross added incremental business lines, revenue streams, cost synergies and an experienced management team to MSCO.

Accounting for Acquisition

Prior to and as of the date of the acquisition, the Company and StockCross were entities under common control of the Gebbia Family. As such, the acquisition was accounted for as a transaction between entities under common control.

The acquisition represented a change in reporting entity. As such, upon the closing of the acquisition, the net assets of the Company were combined with those of StockCross at their historical carrying amounts and no goodwill was recorded as part of the transaction.

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

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of March 31, 2021	As of December 31, 2020
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC	$9,231,000	$17,841,000
Goldman Sachs	2,972,000	2,430,000
Pershing Capital	1,512,000	1,266,000
NFS	1,044,000	1,061,000
Securities fail-to-deliver	508,000	379,000
Globalshares	29,000	46,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$15,296,000	$23,023,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$6,047,000	$1,810,000
Total Payables to broker-dealers and clearing organizations	$6,047,000	$1,810,000

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of March 31, 2021 and December 31, 2020, MSCO had shares of DTCC common stock valued at approximately $1,026,000 and $937,000, respectively, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

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

In connection with the MSA, InvestCloud entered into a side letter agreement with the Company pursuant to which InvestCloud acquired 193,906 shares of the Company’s restricted common stock (the “Shares”) at a per share price of $5.81 (the Company’s share price as of the close of May 12, 2020) for a total of $1.1 million for professional services, which approximates the cost of services to be provided, to integrate the InvestCloud Platform into the Company’s existing systems. The Shares were issued to InvestCloud on May 12, 2020 without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(a)(2) and or Regulation D thereunder.

The Company initially recorded a prepaid asset equal to the $2.1 million of the total professional services related to the development work to be performed by InvestCloud, which is within the line item “Prepaid service contract” on the statements of financial condition. The Company amortizes this asset over the 3-year term of the contract, a period during which the arrangement is noncancelable. The license fees related to the Company’s use of the InvestCloud Platform are prepaid three months in advance and are within the line item “Prepaid service contract” on the statements of financial condition. These prepaid license fees are amortized over the three-month term. The amortization for all the prepaid assets related to InvestCloud is within the line item “Technology and Communications” on the statements of income.

The Company recorded $94,000 and $0 in expense related to share-based payments to InvestCloud for professional services for the three months ended March 31, 2021, and 2020, respectively. The total cost related to InvestCloud was $327,000 and $0 for the three months ended March 31, 2021, and 2020, respectively.

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

Certificates of deposit: Certificates of deposit included in investments are valued at cost, which approximates fair value. When certificates of deposits are held directly with banking institutions and issued directly to the Company, these are categorized within prepaid expenses and other assets in level 2 of the fair value hierarchy. When certificates of deposits are available for trading, they are categorized within securities owned, at fair value in level 2 of the fair value hierarchy.

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

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities*	$2,015,000	$—	$—	$2,015,000
Certificates of deposit	—	91,000	—	91,000
Municipal securities	—	89,000	—	89,000
Corporate bonds	—	46,000	—	46,000
Unit investment trust	—	203,000	—	203,000
Equity securities	1,119,000	525,000	—	1,644,000
Total Securities owned, at fair value	$3,134,000	$954,000	$—	$4,088,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$28,000	$—	$28,000
Total Securities sold, not yet purchased, at fair value	$—	$28,000	$—	$28,000

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities*	$2,029,000	$—	$—	$2,029,000
Certificates of deposit	—	91,000	—	91,000
Corporate bonds	—	24,000	—	24,000
Equity securities	345,000	134,000	—	479,000
Total Securities owned, at fair value	$2,374,000	$249,000	$—	$2,623,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$21,000	$—	$21,000
Total Securities sold, not yet purchased, at fair value	$—	$21,000	$—	$21,000

*As of March 31, 2021 and December 31, 2020, these U.S. government securities mature on 08/31/21

The following represents financial instruments in which the ending balances as of March 31, 2021 and December 31, 2020 are not carried at fair value on the statements of financial condition:

Receivables and other assets: Receivables from broker-dealers and clearing organizations, receivables from customers, other receivables, prepaid service contract, and prepaid expenses and other assets are recorded at amounts that approximate fair value and are classified as level 2 under the fair value hierarchy. The Company may hold cash equivalents related to rent deposits that are categorized as level 2 under the fair value hierarchy.

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

Investments, cost: The carrying amount of the investment approximates fair value due to there being no identified events or changes in circumstances during the reporting period that could have a significant adverse effect on the original valuation of the investment. Under the fair value hierarchy, the investment is classified as level 3.

7. Leases

As of March 31, 2021, the Company rents office space under operating leases expiring in 2021 through 2026, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the statements of financial condition.

As of March 31, 2021, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis.

	As of March 31, 2021	As of December 31, 2020
Assets
Lease right-of-use assets	$3,225,000	$2,290,000
Liabilities
Lease liabilities	$3,479,000	$2,612,000

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

Lease Term and Discount Rate	As of March 31, 2021	As of December 31, 2020
Weighted average remaining lease term – operating leases (in years)	3.5	2.2
Weighted average discount rate – operating leases	5.0%	5.0%

The following table represents lease costs and other lease information. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$489,000	$571,000
Short-term lease cost	21,000	39,000
Variable lease cost	60,000	117,000
Sublease income	—	—
Total Rent and occupancy	$570,000	$727,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$556,000	$614,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$1,388,000	$1,915,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of March 31, 2021 were as follows:

Year	Amount
2021	$1,057,000
2022	1,050,000
2023	847,000
2024	370,000
2025	325,000
Thereafter	139,000
Remaining balance of lease payments	3,788,000
Less: difference between undiscounted cash flows and discounted cash flows	309,000
Lease liabilities	$3,479,000

As of March 31, 2021, the Company had two operating leases agreements for additional office space with terms of approximately 2 years. The total commitment of the leases is approximately $358,000, and the leases will commence on April 1, 2021.

Rent and occupancy expenses were $570,000 and $727,000 for the three months ended March 31, 2021 and 2020, respectively.

8. Investments, Cost

OpenHand Holdings, Inc.

Pursuant to a stock purchase agreement dated as of January 31, 2021, the Company acquired an interest of 5% of OpenHand Holdings, Inc. ("OpenHand") common stock for consideration of a total of $2,231,000 consisting of $850,000 in cash and 329,654 restricted shares of the Company’s common stock valued at $1,381,000 or $4.19 per share. The value of the restricted stock was determined using the thirty-day trading average. The Company agreed to register the shares issued to OpenHand by filing a selling shareholder registration statement.

OpenHand is a subscription-based brokerage platform that will provide zero-commission trading for equity and option transactions and credit its members daily with rebates of revenues generated by the clients, less operational expenses. The Company will be the exclusive broker-dealer for all OpenHand account services and will benefit from their cloud-based technology which uses Amazon Web Services. Through this strategic, operational, regulatory, and technological partnership, OpenHand and the Company’s clients will benefit from numerous financial and operational efficiencies. The Company also received an option to purchase an additional 7.5% of OpenHand for approximately $4.5 million, based upon a $60 million valuation of OpenHand. This option expires 18 months after the launch of the OpenHand platform. No value was attributed to the option because it is not a derivative and there were no transaction costs associated with this option as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, the carrying value of the Company’s investment in OpenHand was $2,231,000 and $0, respectively.

The investment does not have a readily determinable fair value since OpenHand is a private company and its shares are not publicly traded. The Company made an accounting policy election to measure this investment at cost less any impairment. As of March 31, 2021, there were no unrealized gains or losses on this investment. In addition, management concluded that there have been no impairments as there were no identified events or changes in circumstances during the reporting period that could have a significant adverse effect on the original valuation of the investment.

9. Goodwill and Intangible Assets, Net

Goodwill

As of March 31, 2021 and December 31, 2020, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of WPS.

Intangible Assets, Net

As a result of the Company’s acquisition of WPS, the Company acquired intangible assets consisting of WPS’s customer relationships and trade name, the fair values of which were $987,000 and $70,000, respectively, as of the acquisition date. Pursuant to the Company’s agreement with the original owners of WPS, the Company agreed to discontinue using the name of Weeden Prime Services, LLC and filed to change it to WPS Prime Services, LLC in May 2020. The Company amortizes its acquired intangible assets over their respective useful lives, and as of March 31, 2021, the WPS trade name has been fully amortized.

Impairment

As of March 31, 2021, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and other tangible and intangible assets.

10. Long-Term Debt

Line of Credit with East West Bank

Overview

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

This agreement contains certain financial and non-financial covenants. The financial covenants are that the Company must maintain a debt service coverage ratio of 1.35 to 1, an effective tangible net worth of a minimum of $25 million, and MSCO must maintain a net capital ratio that is not less than 10% of aggregate debit items. Certain other non-financial covenants include that the Company must promptly notify East West Bank of the creation or acquisition of any subsidiary that at any time owns assets with a value of $100,000 or greater. As of March 31, 2021 and the date of the filing of this Report, the Company was in compliance with all of its covenants related to this agreement.

In addition, the Company’s obligations under the agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, individually, and as a co-trustee of the John and Gloria Living Trust, U/D/T December 8, 1994, and Gloria E. Gebbia, individually and as a co-trustee of the Trust.

As of March 31, 2021, the Company has drawn down a $5.0 million term loan under this agreement and has an outstanding balance of $4.4 million. The Company has an additional $5.0 million remaining to draw down from this line of credit.

Remaining Payments

Future annual minimum payments for the line of credit with East West Bank as of March 31, 2021 were as follows:

Amount
2021	$749,000
2022	998,000
2023	998,000
2024	1,661,000
Total	$4,406,000

The interest expense and cash paid related to this line of credit was both $37,000 for the three months ended March 31, 2021. The effective interest rate related to this line of credit was 3.25% for the three months ended March 31, 2021.

11. Notes Payable - Related Party

As of both March 31, 2021 and December 31, 2020, the Company had various notes payable to Gloria E. Gebbia, the Company’s principal stockholder, the details of which are presented below:

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

The Company’s interest expense for these notes for the three months ended March 31, 2021 and 2020 was $52,000 and $60,000, respectively. Cash paid for these notes for the three months ended March 31, 2021 and 2020 was both $30,000. The Company’s interest payable related to these notes was $22,000 and $0 as of March 31, 2021 and December 31, 2020, respectively.

12. Revenue Recognition

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

Market Making

Market making revenue is generated from the buying and selling of securities. Market making transactions are recorded on a trade-date basis as the securities transactions occur. The performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to / from the counterparty. Securities owned are recorded at fair market value at the end of the reporting period.

Stock Borrow / Stock Loan

The Company borrows securities on behalf of retail clients to facilitate short trading, loans excess margin and fully-paid securities from client accounts, facilitates borrow and loan contracts for broker-dealer counterparties, and provides stock locate services to broker-dealer counterparties. The Company recognizes all self-clearing revenues net of operating expenses related to stock borrow / stock loan. Stock borrow / stock loan also includes any revenues generated from the Company’s fully paid lending programs on a self-clearing or introducing basis. The Company does not utilize stock borrow / stock loan activities for the purpose of financing transactions.

The performance obligation is satisfied on the contract date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to / from the counterparty.

For the three months ended March 31, 2021, stock borrow / stock loan revenue was $1,847,000 ($4,830,000 gross revenue less $2,983,000 expenses). For the three months ended March 31, 2020, stock borrow / stock loan revenue was $444,000 ($1,663,000 gross revenue minus $1,219,000 expenses).

Advisory Fees

The Company earns advisory fees associated with managing client assets. The performance obligation related to this revenue stream is satisfied over time; however, the advisory fees are variable as they are charged as a percentage of the client’s total asset value, which is determined at the end of the quarter.

Interest, Marketing and Distribution fees

The Company earns interest from clients’ accounts, net of payments to clients’ accounts, and on the Company’s bank balances. Interest income also includes interest payouts from introducing relationships related to short interest, net of charges.

The Company also earns margin interest which is the net interest charged to customers for holding financed margin positions. Marketing and distribution fees consist of 12b-1 fees which are trailing payments from money market funds. Interest, marketing and distribution fees are recorded as earned.

For the periods presented, the Company combined revenue from interest income and revenue from margin interest, marketing and distribution fees as these revenue streams are similar in nature. These revenue streams were historically disaggregated; however, the Company has combined these revenue streams to most accurately present the statements of income.

Other Income

Other income represents fees generated from correspondent clearing fees, corporate services client fees, payment for order flow, and transactional fees generated from client accounts. Transactional fees are recorded concurrently with the related activity. Other income is recorded as earned.

Categorization of Revenue

The following table presents the Company’s major revenue categories and when each category is recognized:

	Three Months Ended March 31,
Revenue Category	2021	2020	Timing of Recognition

Trading Execution and Clearing Services
Commissions and fees	$7,008,000	$5,583,000	Recorded on trade date
Principal transactions	4,248,000	3,203,000	Recorded on trade date
Market making	1,614,000	470,000	Recorded on trade date
Stock borrow / stock loan	1,847,000	444,000	Recorded as earned
Advisory fees	356,000	262,000	Recorded as earned
Total Trading Execution and Clearing Services	15,073,000	9,962,000

Other Income
Interest, marketing and distribution fees
Interest	1,154,000	1,331,000	Recorded as earned
Margin interest	2,152,000	2,506,000	Recorded as earned
12b-1 fees	153,000	788,000	Recorded as earned
Total Interest, marketing and distribution fees	3,459,000	4,625,000

Other income	392,000	214,000	Recorded as earned

Total Revenue	$18,924,000	$14,801,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions, Market making, Stock borrow / stock loan, Advisory fees	Provide financial services to customers and counterparties
Interest, marketing and distribution fees, Other income	n / a

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

Under these arrangements, the Company charges additional dollars on customer trades and uses these fees to pay third parties for research, brokerage services, market data, and related expenses (“research services”) on behalf of clients. The Company is an agent in these arrangements, as it does not control the research services before they are transferred to the customer. As such, the revenue from these agreements are recognized net of cost in the line item “Commissions and fees” on the statements of income.

The Company paid client expenses of approximately $227,000 and $218,000 for the three months ended March 31, 2021 and 2020, respectively. The Company had an outstanding receivable and payable of approximately $20,000 and $278,000, respectively, as of March 31, 2021.

The receivable and payable related to soft dollar arrangements are in the line items “Other receivables” and “Accounts payable and accrued liabilities,” respectively, on the statements of financial condition.

As of March 31, 2021 and December 31, 2020, no allowance for uncollectible commissions was necessary as the Company believes all commissions receivable and prepaid research services expenses will be realized.

Other Items

For the three months ended March 31, 2021 and 2020, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities. The Company concludes that its revenue streams have the same underlying economic factors, and as such, no disaggregation of revenue is required.

13. Referral Fees

Upon the acquisition of WPS, the Company has agreements with various third parties to share commissions and pay fees as defined in the respective agreements. These expenses were approximately $407,000 and $111,000 for the three months ended March 31, 2021 and 2020, which are presented in the line item “Referral fees” on the statements of income.

14. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2021, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain federal net operating losses that are expected to expire unutilized and certain state net operating losses.

On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan”) was signed into law to provide additional relief in connection with the ongoing COVID-19 pandemic. The American Rescue Plan includes, among other things, provisions relating to PPP loan expansion, defined pension contributions, excessive employee remuneration, and the repeal of the election to allocate interest expense on a worldwide basis. Under ASC 740, the effects of new legislation are recognized upon enactment. The enactment of the American Rescue Plan did not impact the Company’s income tax provision.

For the three months ended March 31, 2021, the Company recorded an income tax provision of $735,000 on pre-tax book income of $3,010,000. The effective tax rate for the three months ended March 31, 2021 was 24%. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

For the three months ended March 31, 2020, the Company recorded an income tax provision of $535,000 on pre-tax book income of $1,511,000. The effective tax rate for the three months ended March 31, 2020 was 35%. The effective tax rate differs from the statutory rate of 21% primarily related to an adjustment of certain deferred tax assets and state and local taxes.

15. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average of the number of outstanding common shares during the period. The Company had net income of $2,275,000 and $976,000 for the three months ended March 31, 2021 and 2020, respectively.

16. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Securities Exchange Act of 1934. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of March 31, 2021, MSCO’s net capital was $29.2 million, which was approximately $26.8 million in excess of its required net capital of $2.4 million, and its percentage of aggregate debit balances to net capital was 24.7%.

As of December 31, 2020, MSCO’s net capital was $27.5 million, which was approximately $25.2 million in excess of its required net capital of $2.3 million, and its percentage of aggregate debit balances to net capital was 24.3%.

Effective upon the Company’s acquisition of StockCross on January 1, 2020, the capital of MSCO and StockCross was combined.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of March 31, 2021, MSCO had cash deposits of $333.0 million in the special reserve accounts which was $9.3 million in excess of the deposit requirement of $323.7 million. After adjustments for deposit(s) and / or withdrawal(s) made on April 1, 2021, MSCO had $9.3 million in excess of the deposit requirement.

As of December 31, 2020, MSCO had cash deposits of $324.9 million in the special reserve accounts which was $5.0 million in excess of the deposit requirement of $319.9 million. After adjustments for deposit(s) and / or withdrawal(s) made on January 2, 2021, MSCO had $1.0 million in excess of the deposit requirement.

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

As of March 31, 2021, WPS’s net capital was approximately $3.3 million which was $3.1 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2020, WPS’s net capital was approximately $3.9 million which was $3.7 million in excess of its minimum requirement of $250,000 under 15c3-1.

17. Financial Instruments with Off-Balance Sheet Risk

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

18. Commitments, Contingencies, and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business.

On April 26, 2021, FINRA proposed that StockCross enter into a settlement agreement with FINRA for alleged failures to comply with supervisory requirements relating to certain equity and options and stock lending transactions. These activities occurred prior to Siebert’s acquisition of StockCross, and FINRA proposed a fine of $300,000 in relation to the matter. On January 22, 2021, the California Department of Financial Protection and Innovation proposed that StockCross enter into a consent order related to StockCross and one of its registered representatives for activities that occurred prior to Siebert’s acquisition of StockCross. The California proposed order seeks an aggregate amount of approximately $900,000 in relation to this matter.

The Company has actively worked with legal counsel to evaluate the merit of each matter. Based on the facts of the above matters as well as historical resolutions, the Company does not believe that the above matters will have a material impact on the Company’s results of operation or its financial position.

As of March 31, 2021, all other legal matters are without merit or involve amounts which would not have a material impact on the Company’s results of operations or its financial position.

Overnight Financing

The Company has an available line of credit for short term overnight demand borrowing of up to $15 million with BMO Harris Bank as of March 31, 2021. As of March 31, 2021, the Company had no outstanding loan balance with BMO Harris Bank and there are no commitment fees or other restrictions on line of credit. As of December 31, 2020, MSCO had an additional $15 million line of credit with Texas Capital Bank, which MSCO did not renew. The removal of this line of credit did not impact MSCO’s ability to meet its liquidity requirements. MSCO utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense and the cash paid related to the utilization of this credit line was both $14,000 and $16,000 for the three months ended March 31, 2021 and 2020, respectively. There were no fees associated with the utilization of this credit lines for the three months ended March 31, 2021 and 2020, respectively.

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

As part of this plan, the Company recognized expenses of $291,000 and $210,000 for the three months ended March 31, 2021 and 2020, respectively.

The Company had an accrual of $88,000 as of March 31, 2021, which represents the historical estimate of future claims to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

19. Related Party Disclosures

StockCross

Prior to being acquired by the Company, StockCross and the Company were affiliated entities through common ownership and had various related party transactions. In January 2019, the Company acquired approximately 15% ownership of StockCross. Effective January 1, 2020, the Company acquired the remaining 85% of StockCross’ outstanding shares and StockCross was merged with and into MSCO. The purchase price paid was approximately $29,750,000 or 3,298,774 shares of the Company’s common stock which was issued in connection with the acquisition. Upon the closing of the transaction on January 1, 2020, all receivables and payables between the Company and StockCross were eliminated upon consolidation.

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

KCA sponsors a 401(k) profit sharing plan which covers substantially all of the Company’s employees. Employee contributions to the plan are at the discretion of eligible employees. There were no contributions by the Company or KCA to the plan for the three months ended March 31, 2021 and 2020. In January 2020, MSCO sold approximately $288,000 worth of a private equity security to KCA at cost.

For the three months ended March 31, 2021 and 2020, KCA has earned no profit for providing these services as KCA passes through any revenue or expenses to the Company’s subsidiaries.

Park Wilshire Companies, Inc.

PWC brokers the insurance policies for related parties. Revenue for PWC from related parties was $49,000 and $37,000 for the three months ended March 31, 2021 and 2020, respectively.

Gloria E. Gebbia and John J. Gebbia

The Company has entered into various debt agreements with Gloria E. Gebbia, the Company’s principal stockholder. Refer to Note 11 – Notes Payable - Related Party for additional detail.

In addition, the Company’s obligations under its agreement with East West Bank are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, individually, and as a co-trustee of the John and Gloria Living Trust, U/D/T December 8, 1994, and Gloria E. Gebbia, individually and as a co-trustee of the Trust. Refer to Note 10 – Long-Term Debt for additional detail.

Gloria E. Gebbia has extended loans to certain Company employees for the purchase of the Company’s shares. These transactions have not materially impacted the Company’s financial statements.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended March 31, 2021 and 2020, rent expense was $15,000 for this branch office.

20. Subsequent Events

The Company has evaluated events that have occurred subsequent to March 31, 2021 and through May 17, 2021, the date of the filing of this Report.

There have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of March 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a narrative of our financial performance and condition that should be read in conjunction the accompanying financial statements and related notes included under Part I, Item 1 of this Report.

Overview

We are a financial services company and provide a wide variety of financial services to our clients. We operate in the following business lines through our wholly-owned subsidiaries:

•

Retail brokerage business through MSCO, a Delaware corporation and broker-dealer registered with the SEC

•

Investment advisory services through SNXT, a New York corporation registered with the SEC as a RIA

•

Insurance services through PWC, a Texas corporation and licensed insurance agency

•

Robo-advisory technology development through STCH, a Nevada limited liability company

•

Prime brokerage services through WPS, a Delaware limited liability company and a broker-dealer registered with the SEC

•

STXD, an inactive subsidiary headquartered in Bermuda

Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed-income markets. Market volatility, overall market conditions, interest rates, economic, political, and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control. These factors affect the financial decisions made by market participants who include investors and competitors, impacting their level of participation in the financial markets. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

COVID-19

Impact

Overview

The World Health Organization declared the spread of COVID-19 a worldwide pandemic in March 2020. Since that time, the COVID‑19 pandemic has adversely impacted the economic environment, leading to lower interest rates across the curve and heightened volatility in the financial markets. We are actively monitoring the impact of COVID-19 and the possible effects of the roll-out of various vaccines on our business, financial condition, liquidity, operations, employees, clients and business partners.

Financial Impact

In the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate twice for a total of 150 basis points to near zero. This decline in interest rates led to a decrease in our revenue from interest, marketing and distribution fees, and may continue to have a negative impact on these revenue streams in the foreseeable future as we do not anticipate short-term interest rates to recover to levels experienced at beginning of 2020 during 2021.

Market volatility caused by the pandemic resulted in an increase in revenue streams related to our institutional clients, while higher volumes in retail trading resulted in an increase in principal transactions, commissions and fees, and market making.

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

As of the date of this Report, we have reopened all of our branch offices while ensuring compliance with federal, state, and local laws as well as health and safety guidelines. We have taken numerous steps to ensure that our employees and customers are operating in a safe environment by implementing measures such as social distancing, sanitizing workstations, temperature checks, requiring masks, and alternating staff. Throughout this challenging time, our unwavering focus on continuing to earn our clients’ trust is made possible by the significant contributions of our employees, and we remain committed to serving our clients while protecting our employees’ wellbeing.

Expense Reduction

To offset the decrease in certain revenue streams associated with COVID-19, we are strategically evaluating our clearing relationship opportunities within our institutional operations to increase profitability. We are assessing all of our vendors to identify areas where we can optimize our cost structure while maintaining operational efficiency and quality of the customer experience. As of the date of this Report, we are actively involved in contract negotiations with key vendors to reduce many of our fixed costs.

In addition, we evaluated our branch offices and transitioned out of legacy office space into more cost-efficient locations. We anticipate these transitions to provide cost reductions beginning in the second quarter of 2021 and are looking into ways to further consolidate our office space.

We do not believe any of the changes described above will have a negative impact on the operations or financials of our business.

Liquidity and Capital Resources

The situation surrounding COVID-19 has not materially impacted our liquidity position or future outlook as we have been able to meet all obligations and believe we will be able to do so in the foreseeable future.

Conclusion

We note that the ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the possible effects of the roll-out of various vaccines, which are uncertain and cannot be predicted at this time. We are currently monitoring the COVID-19 situation and will continue to respond to meet the demands of our clients as well as protect our employees.

Significant Events

Acquired 5% Interest in OpenHand

In January 2021, we acquired an interest of 5% of OpenHand common stock for consideration of a total of $2,231,000 consisting of $850,000 in cash and 329,654 restricted shares of our Common Stock valued at $1,381,000 or $4.19 per share. We made an accounting policy election to measure this investment at cost less any impairment.

OpenHand is a subscription-based brokerage platform that will provide zero-commission trading for equity and option transactions and credit its members daily with rebates of revenues generated by the clients, less operational expenses. Siebert will be the exclusive broker-dealer for all OpenHand account services and will benefit from their cloud-based technology which uses Amazon Web Services. Through this strategic, operational, regulatory, and technological partnership, OpenHand and Siebert clients will benefit from additional product offerings and numerous financial and operational efficiencies.

The value of the restricted stock was determined using the thirty-day trading average. We agreed to register the shares issued to OpenHand by filing a selling shareholder registration statement. We also received an option to purchase an additional 7.5% of OpenHand for approximately $4.5 million, based upon a $60 million valuation of OpenHand. This option expires 18 months after the launch of the OpenHand platform. No value was attributed to the option because it is not a derivative and there were no transaction costs associated with this option as of March 31, 2021.

Expansion of Clearing Operations

In December 2020, MSCO was admitted as a member of Euroclear. The admission into Euroclear is a strategic step to enhance our clearing capabilities and provide additional services to our clients, corporate services companies and counterparties. In addition, we are expanding our clearing services in the U.S. by acting as a correspondent clearing firm for other broker-dealers and anticipate being able to offer these services in 2021.

Hired New Leaders of Securities Finance Group

In November 2020, we hired Anthony Palmeri and Gerard Losurdo to lead our Securities Finance Group, which generally consists of our stock borrow / stock loan and related services. Mr. Palmeri joined from JPMorgan Chase & Co. where he was an Executive

Director, and Mr. Losurdo joined from TD Prime Services, LLC where, as a Managing Director, he led its Securities Lending and Equity Finance division.

Mr. Palmeri and Mr. Losurdo have continued to expand this department by adding numerous counterparty relationship in both the securities lending and securities locate business lines. During the first quarter of 2021, our Securities Finance Group again achieved its highest quarterly revenue of over $1.8 million, which represents an increase of over 300% from the first quarter of 2020.

New Fin-Tech Partnership with InvestCloud

In May 2020, we announced a partnership with InvestCloud, a tech provider of flexible and fully integrated digital apps for financial services, to provide a variety of enhancements and upgrades to our online and mobile client experience. We are working to implement InvestCloud's full suite of applications, ranging from intuitive client-facing portals and mobile apps to back-office operational automation, as well as centralize our digital transformation into a single partner.

StockCross Acquisition

Overview

Established in 1971, StockCross was one of the largest privately-owned brokerage firms in the nation and its operations consisted primarily of market making, fixed-income products distribution, online and broker-assisted equity trading, securities lending, and equity stock plan services.

In January 2019, we acquired approximately 15% ownership of StockCross. Effective January 1, 2020, we acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of our common stock, and StockCross was merged with and into MSCO. As of January 1, 2020, the business and operations of StockCross became part of MSCO, and all clearing and other services provided by StockCross were performed by MSCO.

Recent Results

The business lines acquired from StockCross have added new revenue streams and supplemented existing ones within MSCO. The nature of StockCross’ self-clearing business line requires the presentation of various assets and corresponding liabilities on the statements of financial condition. Further, at the time of acquisition, StockCross added approximately $1.5 billion in retail customer net worth and approximately 30,000 retail accounts to Siebert.

The merger of StockCross into MSCO has been fully implemented and we have begun to see an increase in revenue for the acquired business lines. The merger resulted in the expansion of our client services areas and provided additional resources for the combined client base without any material loss of clients during the transition.

In addition, effective March 16, 2021, MSCO received approval to become an IRA nonbank custodian and trustee. Once the conversion of the IRA custodianship is completed, MSCO will be able to offer IRA services to its clients.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Total Assets Under Management

	As of
	March 31, 2021	December 31, 2020
Total assets under management (in billions)	$17.2	$16.2

Client Account Metrics – Retail Customers

	As of
	March 31, 2021	December 31, 2020
Retail customer net worth (in billions)	$15.3	$14.6
Retail customer margin debit balances (in billions)	$0.5	$0.5
Retail customer credit balances (in billions)	$0.7	$0.7
Retail customer money market fund value (in billions)	$0.8	$0.8
Retail customer accounts	112,152	110,699

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

•

Retail customer credit balances represents client cash held in brokerage accounts

•

Retail customer money market fund value represents all retail customers accounts invested in money market funds

•

Retail customer accounts represents the number of retail customers

Client Account Metrics – Institutional Customers

	As of
	March 31, 2021	December 31, 2020
Institutional customer net worth (in billions)	$1.9	$1.6

•

Institutional customer net worth represents the total value of securities and cash in the institutional customer accounts after deducting margin debits and short positions.

Client Activity Metrics – Retail Customers

	Three Months Ended
	March 31,
	2021	2020
Total retail trades	142,875	120,495

•

Total retail trades represents retail trades that generate commissions

Statements of Income and Financial Condition

Statements of Income for the Three Months Ended March 31, 2021 and 2020

Revenue

Commissions and fees for the three months ended March 31, 2021 were $7,008,000 and increased by $1,425,000 from the corresponding period in the prior year, primarily due to incremental WPS clients within our institutional customer base as well as strong market conditions for the retail business during the first quarter of 2021.

Interest, marketing and distribution fees for the three months ended March 31, 2021 were $3,459,000 and decreased by $1,166,000 from the corresponding period in the prior year, primarily due to the reduction of the federal funds rate to near zero at the end of the first quarter of 2021. Note that for the periods presented, we combined revenue from interest income and revenue from margin interest, marketing and distribution fees as these revenue streams are similar in nature. These revenue streams were historically disaggregated; however, we are combining these revenue streams as this most accurately presents the statements of income.

Principal transactions for the three months ended March 31, 2021 were $4,248,000 and increased by $1,045,000 from the corresponding period in the prior year, primarily due to strong market conditions during the first quarter of 2021.

Market making for the three months ended March 31, 2021 was $1,614,000 and increased by $1,144,000 from the corresponding period in the prior year, primarily due to favorable market conditions and increased trading activity during the first quarter of 2021.

Stock borrow / stock loan for the three months ended March 31, 2021 was $1,847,000 and increased by $1,403,000 from the corresponding period in the prior year, primarily due to the organic growth of the business, the addition of key personnel, expansion of our stock locate revenues, and additional securities lending and locate counterparty relationships.

Advisory fees for the three months ended March 31, 2021 were $356,000 and increased by $94,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line.

Other income for the three months ended March 31, 2021 was $392,000 and increased by $178,000 from the corresponding period in the prior year, primarily due to an increase in payment for order flow.

Operating Expenses

Employee compensation and benefits for the three months ended March 31, 2021 were $9,166,000 and increased by $1,875,000 from the corresponding period in the prior year, primarily due to increased commission payouts corresponding to the increase in commissions and fees, principal transactions, market making, and stock borrow / stock loan revenue in the first quarter of 2021.

Clearing fees, including execution costs for the three months ended March 31, 2021 were $1,853,000 and increased by $555,000 from the corresponding period in the prior year, primarily due to an increase in WPS client activities in the first quarter of 2021.

Technology and communications expenses for the three months ended March 31, 2021 were $1,241,000 and increased by $260,000 from the corresponding period in the prior year, primarily due to development work with InvestCloud related to our online platform.

Other general and administrative expenses for the three months ended March 31, 2021 were $770,000 and decreased by $84,000 from the corresponding period in the prior year, primarily due to a reduction in office expense and travel-related expenses due to COVID-19.

Data processing expenses for the three months ended March 31, 2021 were $797,000 and decreased by $52,000 from the corresponding period in the prior year.

Rent and occupancy expenses for the three months ended March 31, 2021 were $570,000 and decreased by $157,000 from the corresponding period in the prior year, primarily due to a decrease in rent related to our transition out of legacy office space into more cost-efficient locations.

Professional fees for the three months ended March 31, 2021 were $615,000 and decreased by $40,000 from the corresponding period in the prior year.

Referral fees for the three months ended March 31, 2021 were $407,000 and increased by $296,000 from the corresponding period in the prior year, primarily due to the expansion of our referral network for WPS in 2021.

Depreciation and amortization expenses for the three months ended March 31, 2021 were $392,000 and decreased by $56,000 from the corresponding period in the prior year, primarily due to writing off certain software in the first quarter of 2020.

Interest expense for the three months ended March 31, 2021 was $103,000 and increased by $27,000 from the corresponding period in the prior year, primarily due to the interest on the line of credit with East West Bank.

Provision For Income Taxes

Provision for income taxes for the three months ended March 31, 2021 was $735,000 and increased by $200,000 from the corresponding period in the prior year, primarily due to higher pre-tax earnings in the first quarter of 2021. Refer to Note 14 – Income Taxes for additional detail.

Statements of Financial Condition as of March 31, 2021 and December 31, 2020

Assets

Assets as of March 31, 2021 were $1,237,154,000 and decreased by $135,833,000 from December 31, 2020, primarily due to a decrease in securities borrowed.

Liabilities

Liabilities as of March 31, 2021 were $1,195,512,000 and decreased by $139,489,000 from December 31, 2020, primarily due to a decrease in securities loaned.

Liquidity and Capital Resources

Overview

In terms of the overall performance of the business in relation to liquidity, for the periods presented we have had strong operating cash flows as well as a reasonable and predictable level of investing activities which are mostly related to the purchase of OpenHand common stock as well as software and internal technology development.

Despite lower interest rates and the effects of COVID-19, we have performed well and have sufficient cash flows to meet our liquidity needs over the periods presented. We believe our ability to generate cash flows will continue into the foreseeable future.

We have a variety of sources of borrowing capability such as an overnight demand borrowing capability with BMO Harris Bank, notes payable to Gloria E. Gebbia, and a line of credit from East West Bank.

The indicators of our liquidity are cash and cash equivalents, and as of the date of this Report, there are not any known or material events that we would expect to use large amounts of our liquid assets to cover expenses. As of March 31, 2021, we have a sufficient amount of remaining availability on our various credit lines to facilitate incremental capital needs.

We believe that our operating cash flows, cash and cash equivalents, borrowing capacity, and overall access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Cash and Cash Equivalents

Our cash and cash equivalents are unrestricted and are used to fund our working capital needs. Our cash and cash equivalents as of March 31, 2021 and December 31, 2020 were $4.1 and $3.6 million, respectively.

Net Capital, Reserve Accounts, Segregation of Funds, and Other Regulatory Requirements

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) and the Customer Protection Rule (15c3-3) of the Securities Exchange Act of 1934 and maintains capital and segregated cash reserves in excess of regulatory requirements. Requirements under these regulations may vary; however, MSCO has adequate reserves and continency funding plans in place to sufficiently meet any regulatory requirements. In addition to net capital requirements, as a self-clearing broker-dealer, MSCO is subject to cash deposit and collateral requirements with clearing houses, such as the DTCC and Options Clearing Corporation, which may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility.

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

For the three months ended March 31, 2021 and 2020, MSCO and WPS had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 16 – Capital Requirements for more detail on our capital requirements.

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

As of March 31, 2021, we have drawn down a $5.0 million term loan under this agreement and have an outstanding balance of $4.4 million. We have an additional $5.0 million remaining to draw down from this line of credit. Refer to Note 10 – Long-Term Debt for more detail on this agreement.

Future annual minimum payments for the line of credit with East West Bank as of March 31, 2021 were as follows:

Amount
2021	$749,000
2022	998,000
2023	998,000
2024	1,661,000
Total	$4,406,000

Overnight Financing

We have an available line of credit for short term overnight demand borrowing of up to $15 million with BMO Harris Bank as of March 31, 2021. As of December 31, 2020, we had an additional $15 million line of credit with Texas Capital Bank, which we did not renew. The removal of this line of credit did not impact our ability to meet our liquidity requirements.

As of March 31, 2021, we had no outstanding loan balance and there are no commitment fees or other restrictions on the line of credit. MSCO utilizes customer or firm securities as a pledge for short-term borrowing needs.

Notes Payable – Related Party

As of both March 31, 2021 and December 31, 2020, we had $5.2 million in notes payable to Gloria E. Gebbia, all of which have maturity dates in 2021. We have sufficient liquidity to meet all maturities of these notes. Refer to Note 11 – Notes Payable - Related Party for more detail.

Leases

As of March 31, 2021, the remaining balance of our lease payments for operating leases with initial terms of greater than one year was $1.1 million for 2021. The remaining balance of our lease payments for these leases after 2021 was $2.7 million.

As of March 31, 2021, we had two operating leases agreements for additional office space with terms of approximately 2 years. The total commitment of the leases is approximately $358,000, and the leases will commence on April 1, 2021. Refer to Note 7 – Leases for more detail.

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

There were no material losses for unsettled customer transactions for the three months ended March 31, 2021 and 2020.

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

We recognize interest and penalties related to unrecognized tax benefits on the provision for income taxes line on the statements of income. Accrued interest and penalties would be included on the related tax liability line on the statements of financial condition.

As of both March 31, 2021 and December 31, 2020, we recorded an uncertain tax position of $1,105,000 related primarily to our 2017 to 2019 amended tax returns, as the anticipated tax refunds exceed the amount that meets the more-likely-than-not recognition threshold.

Prepaid Service Contract

We entered into an agreement with InvestCloud for development work related to our online platform. As part of this agreement, we have an obligation to pay for the license fees associated with the InvestCloud Platform for a three-year term. For the three months ended March 31, 2021, and 2020, we have incurred expense of $327,000 and $0, respectively, related to this contract. Refer to Note 5 – Prepaid Service Contract for more detail.

Related Party Disclosures

During the course of business, we enter into various agreements and transactions with related parties. Refer to Note 19 – Related Party Disclosures for more detail.

Fair Value Measurements

We have securities that are valued using the fair value framework under ASC 820 within our assets and liabilities as of March 31, 2021 and December 31, 2020. The majority of these assets are level 1 U.S. government securities and equity securities as well as level 2 equity securities in the line item “Securities owned, at fair value” on the statements of financial condition. The liabilities consist of relatively small amounts of level 2 equity securities in the line item “Securities sold, not yet purchased, at fair value.” Refer to Note 6 – Fair Value Measurements for more detail.

Impairment

We have concluded as of March 31, 2021, there has been no impairment to the carrying value of Siebert’s goodwill and other tangible and intangible assets.

Segment

We concluded as of March 31, 2020, Siebert is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of Siebert from a consolidated perspective.

New Accounting Standards

We have determined that all accounting standards adopted in the three months ended March 31, 2021 did not have a material impact on our financial statements. We are still assessing the impact the adoption of ASU 2016-13 on January 1, 2023 will have on our financial statements. Refer to Note 2 – New Accounting Standards for more detail.

Critical Accounting Policies

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K. There have been no changes to critical accounting policies or estimates as of March 31, 2021.

Regulatory Matters

On April 26, 2021, FINRA proposed that StockCross enter into a settlement agreement with FINRA for alleged failures to comply with supervisory requirements relating to certain equity and options and stock lending transactions. These activities occurred prior to Siebert’s acquisition of StockCross, and FINRA proposed a fine of $300,000 in relation to the matter. On January 22, 2021, the California Department of Financial Protection and Innovation proposed that StockCross enter into a consent order related to StockCross and one of its registered representatives for activities that occurred prior to Siebert’s acquisition of StockCross. The California proposed order seeks an aggregate amount of approximately $900,000 in relation to this matter.

We have actively worked with legal counsel to evaluate the merit of each matter. Based on the facts of the above matters as well as historical resolutions, we do not believe that the above matters will have a material impact on our results of operations or financial position.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, investors should carefully consider the risk factors discussed in Part I, Item 1A - Risk Factors in our 2020 Form 10-K. Each of such risk factors could materially affect our business, financial position, and results of operations. Other than the supplemental risk factor provided below, there have been no material changes from the risk factors disclosed in our 2020 Form 10-K.

There may be a limited public market for our Common Stock; Volatility.

11,893,202 shares of our common stock, or approximately 38% of our shares of our common stock outstanding, are currently held by non-affiliates as of May 10, 2021. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our common stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 329,654 restricted shares of our common stock to OpenHand pursuant to a stock purchase agreement dated as of January 31, 2021. We issued 150,000 restricted shares of our common stock on November 10, 2020 to Anthony Palmeri and Gerard Losurdo pursuant to an agreement. We issued 193,906 restricted shares of our common stock on May 12, 2020 to InvestCloud pursuant to an agreement.

The above shares were issued without registration under the Securities Exchange Act of 1933, as amended in reliance upon the exemption provided in Section 4(a)(2) and or Regulation D thereunder.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

31.1	Certification of Andrew H. Reich pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew H. Reich of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

10.15	Common Stock Purchase Agreement, dated as of January 31, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 17, 2021