Form 10-Q
period 2021-06-30
SIEBERT FINANCIAL CORP
filed 2021-08-16
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)
New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
535 Fifth Avenue, 4th Floor, New York, NY 10017
(Address of Principal Executive Offices) (Zip Code)
(212) 644-2400
(Registrant’s Telephone Number, Including Area Code)
120 Wall Street, New York, NY 10005
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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2021, there were 31,283,364 shares of the registrant’s common stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS

Current assets
Cash and cash equivalents	$2,332,000	$3,632,000
Cash and securities segregated for regulatory purposes	348,689,000	324,924,000
Receivables from customers	84,850,000	95,358,000
Receivables from broker-dealers and clearing organizations	9,290,000	15,815,000
Other receivables	2,298,000	1,692,000
Prepaid service contract - current	709,000	809,000
Prepaid expenses and other assets	1,284,000	2,095,000
Securities borrowed	638,169,000	905,785,000
Securities owned, at fair value	4,275,000	2,623,000
Total Current assets	1,091,896,000	1,352,733,000

Deposits with broker-dealers and clearing organizations	9,828,000	7,209,000
Prepaid service contract – non-current	650,000	1,004,000
Furniture, equipment and leasehold improvements, net	746,000	762,000
Software, net	1,021,000	1,334,000
Lease right-of-use assets	3,246,000	2,290,000
Investments, cost	2,231,000	—
Deferred tax assets	4,584,000	4,857,000
Intangible assets, net	727,000	809,000
Goodwill	1,989,000	1,989,000
Total Assets	$1,116,918,000	$1,372,987,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$391,874,000	$380,524,000
Payables to non-customers	12,065,000	11,570,000
Drafts payable	1,274,000	4,021,000
Payables to broker-dealers and clearing organizations	6,834,000	1,810,000
Accounts payable and accrued liabilities	3,925,000	3,777,000
Securities loaned	643,645,000	920,811,000
Securities sold, not yet purchased, at fair value	49,000	21,000
Taxes payable	1,270,000	—
Notes payable - related party	5,200,000	5,200,000
Current portion of lease liabilities	1,350,000	1,314,000
Current portion of long-term debt	998,000	998,000
Total Current liabilities	1,068,484,000	1,330,046,000

Lease liabilities, less current portion	2,204,000	1,298,000
Long-term debt, less current portion	3,159,000	3,657,000
Total Liabilities	1,073,847,000	1,335,001,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 31,283,364 and 30,953,710 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	312,000	309,000
Additional paid-in capital	23,146,000	21,768,000
Retained earnings	19,613,000	15,909,000
Total Stockholders’ equity	43,071,000	37,986,000

Total Liabilities and stockholders' equity	$1,116,918,000	$1,372,987,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Commissions and fees	$4,325,000	$4,887,000	$11,333,000	$10,470,000
Interest, marketing and distribution fees	3,623,000	3,034,000	7,082,000	7,659,000
Principal transactions	4,107,000	2,581,000	8,355,000	5,784,000
Market making	1,758,000	615,000	3,372,000	1,085,000
Stock borrow / stock loan	2,240,000	771,000	4,087,000	1,215,000
Advisory fees	403,000	243,000	759,000	505,000
Other income	337,000	488,000	729,000	702,000
Total Revenue	16,793,000	12,619,000	35,717,000	27,420,000

Expenses
Employee compensation and benefits	8,745,000	6,614,000	17,911,000	13,905,000
Clearing fees, including execution costs	1,289,000	1,339,000	3,142,000	2,637,000
Technology and communications	1,100,000	953,000	2,341,000	1,934,000
Other general and administrative	1,188,000	401,000	1,958,000	1,255,000
Data processing	695,000	754,000	1,492,000	1,603,000
Rent and occupancy	470,000	698,000	1,040,000	1,425,000
Professional fees	577,000	744,000	1,192,000	1,399,000
Depreciation and amortization	374,000	377,000	766,000	825,000
Referral fees	353,000	162,000	760,000	273,000
Interest expense	89,000	88,000	192,000	164,000
Total Expenses	14,880,000	12,130,000	30,794,000	25,420,000

Income before provision for income taxes	1,913,000	489,000	4,923,000	2,000,000
Provision for income taxes	484,000	(10,000)	1,219,000	525,000
Net income	$1,429,000	$499,000	$3,704,000	$1,475,000

Net income per share of common stock
Basic and diluted	$0.05	$0.02	$0.12	$0.05

Weighted average shares outstanding
Basic and diluted	31,283,364	30,587,794	31,228,725	30,521,878

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance – January 1, 2021	30,953,710	$309,000	$21,768,000	$15,909,000	$37,986,000
Shares issued for OpenHand purchase	329,654	3,000	1,378,000	—	1,381,000
Net income	—	—	—	2,275,000	2,275,000
Balance – March 31, 2021	31,283,364	$312,000	$23,146,000	$18,184,000	$41,642,000
Net income	—	—	—	1,429,000	1,429,000
Balance – June 30, 2021	31,283,364	$312,000	$23,146,000	$19,613,000	$43,071,000

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance – January 1, 2020	27,157,188	$271,000	$7,641,000	$12,869,000	$20,781,000
Shares issued for StockCross purchase	3,302,616	33,000	12,256,000	65,000	12,354,000
Net income	—	—	—	976,000	976,000
Balance – March 31, 2020	30,459,804	$304,000	$19,897,000	$13,910,000	$34,111,000
Shares issued for payment of professional services	193,906	2,000	1,125,000	—	1,127,000
Net income	—	—	—	499,000	499,000
Balance – June 30, 2020	30,653,710	$306,000	$21,022,000	$14,409,000	$35,737,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$3,704,000	$1,475,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	273,000	233,000
Depreciation and amortization	766,000	825,000

Changes in
Receivables from customers	10,508,000	5,953,000
Receivables from and deposits with broker-dealers and clearing organizations	3,906,000	(856,000)
Securities borrowed	267,616,000	26,277,000
Securities owned, at fair value	(1,652,000)	644,000
Prepaid expenses and other assets	205,000	58,000
Prepaid service contract	454,000	(972,000)
Payables to customers	11,350,000	6,007,000
Payables to non-customers	495,000	(344,000)
Drafts payable	(2,747,000)	(859,000)
Payables to broker-dealers and clearing organizations	5,024,000	3,059,000
Accounts payable and accrued liabilities	147,000	157,000
Securities loaned	(277,166,000)	(10,996,000)
Securities sold, not yet purchased, at fair value	28,000	(99,000)
Interest payable	—	20,000
Lease liabilities	(14,000)	(77,000)
Taxes payable	1,270,000	39,000
Net cash provided by operating activities	24,167,000	30,544,000

Cash Flows From Investing Activities
Purchase of OpenHand common stock	(850,000)	—
Purchase of furniture, equipment, and leasehold improvements	(198,000)	—
Purchase of software	(156,000)	(276,000)
Net cash used in investing activities	(1,204,000)	(276,000)

Cash Flows From Financing Activities
Repayments of long-term debt	(498,000)	—
Net cash used in financing activities	(498,000)	—

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	22,465,000	30,268,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	328,556,000	229,594,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$351,021,000	$259,862,000

Cash and cash equivalents - end of period	$2,332,000	$4,179,000
Cash and securities segregated for regulatory purposes - end of period	348,689,000	255,683,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$351,021,000	$259,862,000

Supplemental cash flow information
Cash paid during the period for income taxes	$97,000	$130,000
Cash paid during the period for interest	$192,000	$150,000

Non-cash investing and financing activities
Shares issued for OpenHand purchase	$1,381,000	$—
Shares issued for payment of professional services	$—	$1,127,000

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

Overview

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned subsidiaries:

•

Retail brokerage business through Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and broker-dealer registered with the SEC

•

Investment advisory services through Siebert AdvisorNXT, Inc. (“SNXT”), a New York corporation registered with the SEC as a Registered Investment Adviser (“RIA”) under the Investment Advisers Act of 1940, as amended

•

Insurance services through Park Wilshire Companies, Inc. (“PW”), a Texas corporation and licensed insurance agency

•

Robo-advisory technology development through Siebert Technologies, LLC (“STCH”), a Nevada limited liability company

•

Prime brokerage services through WPS Prime Services, LLC (“WPS”), a Delaware limited liability company and a broker-dealer registered with the SEC

•

StockCross Digital Solutions, Ltd. (“STXD”), an inactive subsidiary headquartered in Bermuda

For purposes of this Quarterly Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, WPS, and STXD collectively, unless the context otherwise requires.

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

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the three and six months ended June 30, 2021 and 2020 were derived from its operations in the U.S.

As of June 30, 2021, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

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

COVID-19

The challenges posed by the COVID-19 pandemic on the global economy increased significantly starting in the first quarter of 2020. COVID-19 spread across the globe during 2020 and impacted economic activity worldwide. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.

The primary financial impact on the Company from the COVID-19 pandemic for the three months ended June 30, 2021 was lower interest revenue resulting from lower benchmark interest rates.

The Company is actively monitoring the impact of COVID-19 on its business, financial condition, liquidity, operations, employees, clients and business partners. Based on management’s assessment as of June 30, 2021, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2020 Form 10-K, and any updates as of June 30, 2021 are listed below.

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

Other than the updates described above, there have been no material changes to the Company’s significant accounting policies.

2. New Accounting Standards

Accounting Standards Adopted in Fiscal 2021

ASU 2020-01 - In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-01 on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Management has evaluated other recently issued accounting standards and does not believe that any of these standards will have a significant impact on the Company’s financial statements and related disclosures as of June 30, 2021.

3. Acquisitions

StockCross

Overview of Acquisition

Established in 1971, StockCross was one of the largest privately-owned brokerage firms in the nation and its operations consisted primarily of market making, fixed-income products distribution, online or broker-assisted equity trading, securities lending, and equity stock plan services.

Prior to being acquired by the Company, StockCross and the Company were affiliated entities through common ownership and had various related party transactions. In January 2019, the Company acquired approximately 15% ownership of StockCross. Effective January 1, 2020, the Company acquired the remaining 85% of StockCross’ outstanding shares and StockCross was merged with and into MSCO. The purchase price paid was approximately $29,750,000 or 3,298,774 shares of the Company’s common stock which was issued in connection with the acquisition. The acquisition of StockCross added incremental business lines, revenue streams, cost synergies and additional experienced management team members to MSCO.

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

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of June 30, 2021	As of December 31, 2020
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC	$13,844,000	$17,841,000
Goldman Sachs	2,729,000	2,430,000
Pershing Capital	1,104,000	1,266,000
NFS	1,064,000	1,061,000
Securities fail-to-deliver	347,000	379,000
Globalshares	30,000	46,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$19,118,000	$23,023,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$6,789,000	$1,810,000
Payables to broker dealers	45,000	—
Total Payables to broker-dealers and clearing organizations	$6,834,000	$1,810,000

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of June 30, 2021 and December 31, 2020, MSCO had shares of DTCC common stock valued at approximately $905,000 and $937,000, respectively, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

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

The expense related to share-based payments to InvestCloud for professional services was $94,000 and $31,000 for the three months ended June 30, 2021, and 2020, respectively. The expense related to share-based payments to InvestCloud for professional services was $188,000 and $31,000 for the six months ended June 30, 2021, and 2020, respectively.

The total cost related to InvestCloud was $277,000 and $109,000 for the three months ended June 30, 2021, and 2020, respectively. The total cost related to InvestCloud was $604,000 and $109,000 for the six months ended June 30, 2021, and 2020, respectively.

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

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities*	$2,015,000	$—	$—	$2,015,000
Certificates of deposit	—	91,000	—	91,000
Corporate bonds	—	15,000	—	15,000
Equity securities	1,098,000	1,056,000	—	2,154,000
Total Securities owned, at fair value	$3,113,000	$1,162,000	$—	$4,275,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$27,000	$—	$27,000
Unit investment trusts	—	22,000	—	22,000
Total Securities sold, not yet purchased, at fair value	$—	$49,000	$—	$49,000

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities*	$2,029,000	$—	$—	$2,029,000
Certificates of deposit	—	91,000	—	91,000
Corporate bonds	—	24,000	—	24,000
Equity securities	345,000	134,000	—	479,000
Total Securities owned, at fair value	$2,374,000	$249,000	$—	$2,623,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$21,000	$—	$21,000
Total Securities sold, not yet purchased, at fair value	$—	$21,000	$—	$21,000

*As of June 30, 2021 and December 31, 2020, these U.S. government securities mature on 08/31/21

The following represents financial instruments in which the ending balances as of June 30, 2021 and December 31, 2020 are not carried at fair value on the statements of financial condition:

Receivables and other assets: Receivables from customers, receivables from and deposits with broker-dealers and clearing organizations, other receivables, prepaid service contract, and prepaid expenses and other assets are recorded at amounts that approximate fair value and are classified as level 2 under the fair value hierarchy. The Company may hold cash equivalents related to rent deposits that are categorized as level 2 under the fair value hierarchy.

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

Payables: Payables to customers, payables to non-customers, drafts payable, payables to broker-dealers and clearing organizations, accounts payable and accrued liabilities, and taxes payable are recorded at amounts that approximate fair value due to their short-term nature and are classified as level 2 under the fair value hierarchy.

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

7. Leases

As of June 30, 2021, the Company rents office space under operating leases expiring in 2021 through 2026, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the statements of financial condition.

As of June 30, 2021, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis.

	As of June 30, 2021	As of December 31, 2020
Assets
Lease right-of-use assets	$3,246,000	$2,290,000
Liabilities
Lease liabilities	$3,554,000	$2,612,000

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

Lease Term and Discount Rate	As of June 30, 2021	As of December 31, 2020
Weighted average remaining lease term – operating leases (in years)	3.2	2.2
Weighted average discount rate – operating leases	5.0%	5.0%

The following table represents lease costs and other lease information. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$410,000	$575,000	$898,000	$1,146,000
Short-term lease cost	23,000	24,000	44,000	63,000
Variable lease cost	37,000	99,000	98,000	216,000
Sublease income	—	—	—	—
Total Rent and occupancy	$470,000	$698,000	$1,040,000	$1,425,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$338,000	$617,000	$894,000	$1,231,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$487,000	$160,000	$1,875,000	$2,075,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of June 30, 2021 were as follows:

Year	Amount
2021	$798,000
2022	1,287,000
2023	940,000
2024	399,000
2025	325,000
Thereafter	139,000
Remaining balance of lease payments	3,888,000
Less: difference between undiscounted cash flows and discounted cash flows	334,000
Lease liabilities	$3,554,000

As of June 30, 2021, the Company extended its Horsham branch office lease for a term of 3 years. The total commitment of the extension is approximately $128,000, and the lease will commence on August 1, 2021.

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

OpenHand is a subscription-based brokerage platform that will provide zero-commission trading for equity and option transactions and credit its members daily with rebates of revenues generated by the clients, less operational expenses. The Company will be the exclusive broker-dealer for all OpenHand account services and will benefit from their cloud-based technology which uses Amazon Web Services. Through this strategic, operational, regulatory, and technological partnership, OpenHand and the Company’s clients will benefit from numerous financial and operational efficiencies. The Company also received an option to purchase an additional 7.5% of OpenHand for approximately $4.5 million, based upon a $60 million valuation of OpenHand. This option expires 18 months after the launch of the OpenHand platform. No value was attributed to the option because it is not a derivative and there were no transaction costs associated with this option as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in OpenHand was $2,231,000 and $0, respectively.

The investment does not have a readily determinable fair value since OpenHand is a private company and its shares are not publicly traded. The Company made an accounting policy election to measure this investment at cost less any impairment. As of June 30, 2021, there were no unrealized gains or losses on this investment. In addition, management concluded that there have been no impairments as there were no identified events or changes in circumstances during the reporting period that could have a significant adverse effect on the original valuation of the investment.

9. Goodwill and Intangible Assets, Net

Goodwill

As of June 30, 2021 and December 31, 2020, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of WPS.

Intangible Assets, Net

As a result of the Company’s acquisition of WPS, the Company acquired intangible assets consisting of WPS’s customer relationships and trade name, the fair values of which were $987,000 and $70,000, respectively, as of the acquisition date. Pursuant to the Company’s agreement with the original owners of WPS, the Company agreed to discontinue using the name of Weeden Prime Services, LLC and filed to change it to WPS Prime Services, LLC in May 2020. The Company amortizes its acquired intangible assets over their useful lives, and as of June 30, 2021, the WPS trade name has been fully amortized.

Impairment

As of June 30, 2021, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and other tangible and intangible assets.

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

This agreement contains certain financial and non-financial covenants. The financial covenants are that the Company must maintain a debt service coverage ratio of 1.35 to 1, an effective tangible net worth of a minimum of $25 million, and MSCO must maintain a net capital ratio that is not less than 10% of aggregate debit items. Certain other non-financial covenants include that the Company must promptly notify East West Bank of the creation or acquisition of any subsidiary that at any time owns assets with a value of $100,000 or greater. As of June 30, 2021 and the date of the filing of this Report, the Company was in compliance with all of its covenants related to this agreement.

In addition, the Company’s obligations under the agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, individually, and as a co-trustee of the John and Gloria Living Trust, U/D/T December 8, 1994, and Gloria E. Gebbia, individually and as a co-trustee of the Trust.

As of June 30, 2021, the Company has drawn down a $5.0 million term loan under this agreement and has an outstanding balance of $4.2 million. The Company has an additional $5.0 million remaining to draw down from this line of credit.

Remaining Payments

Future annual minimum payments for the line of credit with East West Bank as of June 30, 2021 were as follows:

Amount
2021	$500,000
2022	998,000
2023	998,000
2024	1,661,000
Total	$4,157,000

The interest expense related to this line of credit was $36,000 and $73,000 for the three and six months ended June 30, 2021. The effective interest rate related to this line of credit was 3.25% for the three and six months ended June 30, 2021.

11. Notes Payable - Related Party

As of June 30, 2021, the Company had various notes payable to Gloria E. Gebbia, the Company’s principal stockholder, the details of which are presented below:

Description	Issuance Date	Face Amount	Unpaid Principal Amount
4.00% due September 30, 2021	May 31, 2021	$2,200,000	$2,200,000
4.00% due November 30, 2021**	November 30, 2020	3,000,000	3,000,000

Total Notes payable – related party		$5,200,000	$5,200,000

As of December 31, 2020, the Company had various notes payable to Gloria E. Gebbia, the Company’s principal stockholder, the details of which are presented below:

Description	Issuance Date	Face Amount	Unpaid Principal Amount
4.00% due May 31, 2021*	December 1, 2020	$2,200,000	$2,200,000
4.00% due November 30, 2021**	November 30, 2020	3,000,000	3,000,000

Total Notes payable – related party		$5,200,000	$5,200,000

*On May 31, 2021, this note payable was renewed with a maturity of September 30, 2021.

**This note payable is subordinated to MSCO and is subordinated to the claims of general creditors, approved by FINRA, and is included in MSCO’s calculation of net capital and the capital requirements under FINRA and SEC regulations.

The Company’s interest expense for these notes for the three months ended June 30, 2021 and 2020 was $52,000 and $86,000, respectively. The Company’s interest expense for these notes for the six months ended June 30, 2021 and 2020 was $104,000 and $146,000, respectively. The Company’s interest payable related to these notes was $0 as of June 30, 2021 and December 31, 2020.

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

For the three months ended June 30, 2021, stock borrow / stock loan revenue was $2,240,000 ($7,021,000 gross revenue less $4,781,000 expenses). For the three months ended June 30, 2020, stock borrow / stock loan revenue was $771,000 ($2,008,000 gross revenue minus $1,237,000 expenses).

For the six months ended June 30, 2021, stock borrow / stock loan revenue was $4,087,000 ($11,851,000 gross revenue less $7,764,000 expenses). For the six months ended June 30, 2020, stock borrow / stock loan revenue was $1,215,000 ($3,671,000 gross revenue minus $2,456,000 expenses).

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

Categorization of Revenue

The following table presents the Company’s major revenue categories and when each category is recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Category	2021	2020	2021	2020	Timing of Recognition

Trading Execution and Clearing Services
Commissions and fees	$4,325,000	$4,887,000	$11,333,000	$10,470,000	Recorded on trade date
Principal transactions	4,107,000	2,581,000	8,355,000	5,784,000	Recorded on trade date
Market making	1,758,000	615,000	3,372,000	1,085,000	Recorded on trade date
Stock borrow / stock loan	2,240,000	771,000	4,087,000	1,215,000	Recorded as earned
Advisory fees	403,000	243,000	759,000	505,000	Recorded as earned
Total Trading Execution and Clearing Services	12,833,000	9,097,000	27,906,000	19,059,000

Other Income
Interest, marketing and distribution fees
Interest	1,163,000	909,000	2,317,000	2,240,000	Recorded as earned
Margin interest	2,296,000	1,829,000	4,448,000	4,335,000	Recorded as earned
12b-1 fees	164,000	296,000	317,000	1,084,000	Recorded as earned
Total Interest, marketing and distribution fees	3,623,000	3,034,000	7,082,000	7,659,000

Other income	337,000	488,000	729,000	702,000	Recorded as earned

Total Revenue	$16,793,000	$12,619,000	$35,717,000	$27,420,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions, Market making, Stock borrow / stock loan, Advisory fees	Provide financial services to customers and counterparties
Interest, marketing and distribution fees, Other income	n / a

Soft Dollar Arrangement

For certain clients of WPS, the Company has soft dollar and commission sharing arrangements with customers that fall both within, and outside of, the safe harbor provisions of Rule 28(e) of the Securities Exchange Act of 1934 ("Rule 28(e)"), as amended. These soft dollar arrangements were determined to be a separate performance obligation that should be allocated a portion of the transaction price.

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

The Company paid client expenses of approximately $103,000 and $134,000 for the three months ended June 30, 2021 and 2020, respectively. The Company paid client expenses of approximately $330,000 and $352,000 for the six months ended June 30, 2021 and 2020, respectively. The Company had an outstanding receivable and payable of approximately $34,000 and $225,000, respectively, as of June 30, 2021.

The receivable and payable related to soft dollar arrangements are in the line items “Other receivables” and “Accounts payable and accrued liabilities,” respectively, on the statements of financial condition.

As of June 30, 2021 and December 31, 2020, no allowance for uncollectible commissions was necessary as the Company believes all commissions receivable will be realized.

Other Items

For the three and six months ended June 30, 2021 and 2020, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities. The Company concludes that its revenue streams have the same underlying economic factors, and as such, no disaggregation of revenue is required.

13. Referral Fees

In relation to WPS, the Company has agreements with various third parties to share commissions and pay fees as defined in the respective agreements. These expenses were approximately $353,000 and $162,000 for the three months ended June 30, 2021 and 2020, which are presented in the line item “Referral fees” on the statements of income. These expenses were approximately $760,000 and $273,000 for the six months ended June 30, 2021 and 2020, respectively.

14. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2021, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain federal net operating losses that are expected to expire unutilized and certain state net operating losses.

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

For the three and six months ended June 30, 2021, the Company recorded an income tax provision of $484,000 and $1,219,000 respectively. The effective tax rate for the three and six months ended June 30, 2021 was both 25%. The effective tax rate differs from the statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

For the three months ended June 30, 2020, the Company recorded an income tax benefit of $10,000 on pre-tax book income of $489,000. The effective tax rate for the three months ended June 30, 2020 was (2)%. The Company recorded an income tax benefit of $94,000 primarily related to certain return to provision adjustments as the Company finalized the filing of its 2019 federal and material state and local taxes during the period ended June 30, 2020.

For the six months ended June 30, 2020, the Company recorded an income tax provision of $525,000 on pre-tax book income of $2,000,000. The effective tax rate for the six months ended June 30, 2020 was 26%. The effective tax rate differs from the statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes. The Company recorded a discrete tax expense of $152,000 primarily related to an adjustment of certain deferred tax assets and the impact of finalizing the 2019 federal and material state and local taxes during the period ended June 30, 2020.

15. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average of the number of outstanding common shares during the period. The Company had net income of $1,429,000 and $499,000 for the three months ended June 30, 2021 and 2020, respectively. The Company had net income of $3,704,000 and $1,475,000 for the six months ended June 30, 2021 and 2020, respectively.

16. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Securities Exchange Act of 1934. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of June 30, 2021, MSCO’s net capital was $31.6 million, which was approximately $29.5 million in excess of its required net capital of $2.1 million, and its percentage of aggregate debit balances to net capital was 30.6%.

As of December 31, 2020, MSCO’s net capital was $27.5 million, which was approximately $25.2 million in excess of its required net capital of $2.3 million, and its percentage of aggregate debit balances to net capital was 24.3%.

Effective upon the Company’s acquisition of StockCross on January 1, 2020, the capital of MSCO and StockCross was combined.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of June 30, 2021, MSCO had cash deposits of $348.7 million in the special reserve accounts which was $16 million in excess of the deposit requirement of $332.7 million. After adjustments for deposit(s) and / or withdrawal(s) made on July 1, 2021, MSCO had $1.5 million in excess of the deposit requirement.

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

As of June 30, 2021, WPS’s net capital was approximately $2.8 million which was $2.5 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2020, WPS’s net capital was approximately $3.9 million which was $3.7 million in excess of its minimum requirement of $250,000 under 15c3-1.

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. As of June 30, 2021, the Company had margin loans extended to its customers of approximately $1.1 billion.

Such transactions may expose the Company to off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.

The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines which meet or exceed regulatory requirements. The Company monitors required margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

The Company's customer financing and securities settlement activities may require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company seeks to mitigate this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes credit limits for such activities and continuously monitors compliance.

The Company’s securities lending transactions are subject to master netting agreements with other broker-dealers; however, amounts are presented gross in the statements of financial condition. The Company further mitigates risk by using a program with a clearing organization which guarantees the return of cash to the Company as well as using industry standard software to ensure daily changes to market value are continuously updated and any changes to collateralization are immediately covered.

There were no material losses for unsettled customer transactions for the three and six months ended June 30, 2021 and 2020.

18. Commitments, Contingencies, and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business.

On July 14, 2021, StockCross entered into a Letter of Acceptance, Waiver, and Consent with FINRA in connection with alleged excessive trading and suitability violations by a registered representative of StockCross in a customer’s account, supervisory failures to comply with supervisory requirements relating to certain equity and options and stock lending transactions, and certain record keeping requirements. These activities occurred prior to the Company’s acquisition of StockCross on January 1, 2020. Pursuant to the consent, MSCO agreed to a censure, pay a fine of $250,000, and made an undertaking to retain an independent consultant to conduct a comprehensive review of MSCO’s compliance with suitability rules in connection with solicited equity and options transactions, as well as possession-or-control requirements in connection with the firm’s stock loan business.

On July 9, 2021, StockCross entered into a Consent Order with the California Department of Financial Protection and Innovation in connection with alleged supervisory failures relating to the sale of Unit Investment Trusts to six customers. Pursuant to the Consent Order, StockCross agreed to desist and refrain from violations of California law relating to supervision by broker-dealers, to make a payment of $100,000 to the California Department of Financial Protection and Innovation for administrative costs, and to offer rescission of commissions of approximately $315,000 in aggregate to the six customers.

The foregoing matters were related to activities that occurred prior to the Company’s acquisition of StockCross and will be resolved by the end of the third quarter of 2021. The foregoing matters will not have a material adverse effect on the Company's results of operations or its financial position. For the three and six months ended June 30, 2021, the Company booked an accrual of $250,000 for the FINRA fine and an accrual of $100,000 for the California administrative costs, which are both within the line item “Other general and administrative” in the statements of operations.

As of June 30, 2021, all other legal matters are without merit or involve amounts which would not have a material impact on the Company’s results of operations or its financial position.

Overnight Financing

The Company has an available line of credit for short term overnight demand borrowing of up to $15 million with BMO Harris Bank as of June 30, 2021. As of June 30, 2021, the Company had no outstanding loan balance with BMO Harris Bank and there are no commitment fees or other restrictions on line of credit. As of December 31, 2020, in addition to the $15 million line of credit with BMO Harris Bank, MSCO had a $15 million line of credit with Texas Capital Bank, which MSCO did not renew as of June 30, 2021. The removal of this line of credit did not impact MSCO’s ability to meet its liquidity requirements. MSCO utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense for these credit lines was $1,000 and $2,000 for the three months ended June 30, 2021 and 2020, respectively. The interest expense for these credit lines was $15,000 and $18,000 for the six months ended June 30, 2021 and 2020, respectively.

There were no fees associated with these credit lines for the three and six months ended June 30, 2021 and 2020.

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

The Company is self-insured with respect to employee health claims. The Company maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $65,000 per employee as of June 30, 2021. The estimated liability for self-insurance claims is initially recorded in the year in which the event of loss occurs and may be subsequently adjusted based upon new information and cost estimates. Reserves for losses represent estimates of reported losses and estimates of incurred but not reported losses based on past and current experience. Actual claims paid and settled may differ, perhaps significantly, from the provision for losses. This adds uncertainty to the estimated reserves for losses. Accordingly, it is at least possible that the ultimate settlement of losses may vary significantly from the amounts included in the financial statements.

As part of this plan, the Company recognized expenses of $359,000 and $340,000 for the three months ended June 30, 2021 and 2020, respectively. As part of this plan, the Company recognized expenses of $650,000 and $550,000 for the six months ended June 30, 2021 and 2020, respectively.

The Company had an accrual of $88,000 as of June 30, 2021, which represents the historical estimate of future claims to be recognized for claims incurred during the period.

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

KCA sponsors a 401(k) profit sharing plan which covers substantially all of the Company’s employees. Employee contributions to the plan are at the discretion of eligible employees. There were no contributions by the Company or KCA to the plan for the three and six months ended June 30, 2021 and 2020. In January 2020, MSCO sold approximately $288,000 worth of a private equity security to KCA at cost.

For the three and six months ended June 30, 2021 and 2020, KCA has earned no profit for providing any services to the Company as KCA passes through any revenue or expenses to the Company’s subsidiaries.

Park Wilshire Companies, Inc.

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $7,000 for both the three months ended June 30, 2021 and 2020. Revenue for PW from related parties was $56,000 and $44,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended June 30, 2021 and 2020, rent expense was $15,000 for this branch office. For both the six months ended June 30, 2021 and 2020, rent expense was $30,000 for this branch office.

20. Subsequent Events

The Company has evaluated events that have occurred subsequent to June 30, 2021 and through August 16, 2021, the date of the filing of this Report.

On July 28, 2021, the Company’s Board of Directors approved the Siebert Financial Corp. 2021 Equity Incentive Plan which will be submitted for shareholder approval at the upcoming 2021 Annual Meeting of Shareholders. In addition, on August 6, 2021, the Company’s Board of Directors approved a 401(k) matching program for employees of the Company.

Other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of June 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying financial statements and related notes included under Part I, Item 1 of this Report.

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

•

Insurance services through PW, a Texas corporation and licensed insurance agency

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

Financial Impact

In the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate to near zero. This decline in interest rates led to a decrease in our revenue from interest, marketing and distribution fees, and may continue to have a negative impact on these revenue streams in the near future as we do not anticipate short-term interest rates to recover to levels experienced at beginning of 2020 during 2021.

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

Expense Reduction

As of the date of this Report, we are actively involved in contract negotiations with key vendors to reduce many of our fixed costs. In addition, we successfully transitioned our branch offices out of legacy office space into more cost-efficient locations resulting in savings related to occupancy expense.

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

The value of the restricted stock was determined using the thirty-day trading average. We agreed to register the shares issued to OpenHand by filing a selling shareholder registration statement. We also received an option to purchase an additional 7.5% of OpenHand for approximately $4.5 million, based upon a $60 million valuation of OpenHand. This option expires 18 months after the launch of the OpenHand platform. No value was attributed to the option because it is not a derivative and there were no transaction costs associated with this option as of June 30, 2021.

Expansion of Clearing Operations

In December 2020, MSCO was admitted as a member of Euroclear. The admission into Euroclear is a strategic step to enhance our clearing capabilities and to provide additional services to our clients, corporate services companies and counterparties. In addition, we are expanding our clearing services in the U.S. by acting as a correspondent clearing firm for other broker-dealers and anticipate being able to offer these services in 2021.

Hired New Leaders of Securities Finance Group

In November 2020, we hired Anthony Palmeri and Gerard Losurdo to lead our Securities Finance Group, which primarily consists of our stock borrow / stock loan and related services. Mr. Palmeri joined from JPMorgan Chase & Co. where he was an Executive Director, and Mr. Losurdo joined from TD Prime Services, LLC where, as a Managing Director, he led its Securities Lending and Equity Finance division.

Mr. Palmeri and Mr. Losurdo have continued to expand this business line by adding numerous counterparty relationships in both the securities lending and securities locate areas. For the three months ended June 30, 2021, our Securities Finance Group again achieved its highest quarterly revenue of over $2.2 million, which represents an increase of over 190% from the three months ended June 30, 2020.

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

StockCross Highlights

We have completed the merger of StockCross into MSCO and the acquired business lines have added new revenue streams and supplemented existing ones within MSCO. In addition, the nature of StockCross’ self-clearing business line requires the presentation of various assets and corresponding liabilities on the statements of financial condition.

Operationally, the merger resulted in the expansion of our client services areas and provided additional resources for the combined client base without any material loss of clients during the transition. Further, at the time of acquisition, StockCross added approximately $1.5 billion in retail customer net worth and approximately 30,000 retail accounts to Siebert.

Effective March 16, 2021, MSCO received approval to become an IRA nonbank custodian and trustee. MSCO successfully completed the custodian conversion from StockCross, and MSCO continues to offer IRA services to its clients.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail and Institutional Customer Net Worth

	As of
	June 30, 2021	December 31, 2020
Retail and institutional customer net worth (in billions)	$17.9	$16.2

Client Account Metrics – Retail Customers

	As of
	June 30, 2021	December 31, 2020
Retail customer net worth (in billions)	$16.0	$14.6
Retail customer margin debit balances (in billions)	$0.5	$0.5
Retail customer credit balances (in billions)	$0.7	$0.7
Retail customer money market fund value (in billions)	$0.8	$0.8
Retail customer accounts	113,359	110,699

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

•

Retail customer credit balances represents client cash held in brokerage accounts

•

Retail customer money market fund value represents all retail customers accounts invested in money market funds

•

Retail customer accounts represents the number of retail customers

Client Account Metrics – Institutional Customers

	As of
	June 30, 2021	December 31, 2020
Institutional customer net worth (in billions)	$1.9	$1.6

•

Institutional customer net worth represents the total value of securities and cash in the institutional customer accounts after deducting margin debits and short positions.

Client Activity Metrics – Retail Customers

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total retail trades	111,028	120,821	253,903	241,316

•

Total retail trades represents retail trades that generate commissions

Statements of Income and Financial Condition

Statements of Income for the Three Months Ended June 30, 2021 and 2020

Revenue

Commissions and fees for the three months ended June 30, 2021 were $4,325,000 and decreased by $562,000 from the corresponding period in the prior year, primarily due to a decrease in our institutional business.

Interest, marketing and distribution fees for the three months ended June 30, 2021 were $3,623,000 and increased by $589,000 from the corresponding period in the prior year, primarily due to an increase in our margin financing and institutional short stock interest revenue. Note that for the periods presented, we combined revenue from interest income and revenue from margin interest, marketing and distribution fees as these revenue streams are similar in nature. These revenue streams were historically disaggregated; however, we are combining these revenue streams as this most accurately presents the statements of income.

Principal transactions for the three months ended June 30, 2021 were $4,107,000 and increased by $1,526,000 from the corresponding period in the prior year, primarily due to strong market conditions during the second quarter of 2021.

Market making for the three months ended June 30, 2021 was $1,758,000 and increased by $1,143,000 from the corresponding period in the prior year, primarily due to favorable market conditions and increased trading activity during the second quarter of 2021.

Stock borrow / stock loan for the three months ended June 30, 2021 was $2,240,000 and increased by $1,469,000 from the corresponding period in the prior year, primarily due to the organic growth of the business, the addition of key personnel, expansion of our stock locate revenues, and additional securities lending and locate counterparty relationships.

Advisory fees for the three months ended June 30, 2021 were $403,000 and increased by $160,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line.

Other income for the three months ended June 30, 2021 was $337,000 and decreased by $151,000 from the corresponding period in the prior year, primarily due a decrease in payment for order flow.

Operating Expenses

Employee compensation and benefits for the three months ended June 30, 2021 were $8,745,000 and increased by $2,131,000 from the corresponding period in the prior year, primarily due to increased commission payouts corresponding to the increase in principal transactions, market making, and stock borrow / stock loan revenue in the second quarter of 2021.

Clearing fees, including execution costs for the three months ended June 30, 2021 were $1,289,000 and decreased by $50,000 from the corresponding period in the prior year, primarily due to the decrease of clearing costs corresponding to the decrease of institutional commissions.

Technology and communications expenses for the three months ended June 30, 2021 were $1,100,000 and increased by $147,000 from the corresponding period in the prior year, primarily due to development work with InvestCloud related to our online platform.

Other general and administrative expenses for the three months ended June 30, 2021 were $1,188,000 and increased by $787,000 from the corresponding period in the prior year, primarily due to regulatory fines as well as the increase of exchange and regulatory fees related to incremental trading activities.

Data processing expenses for the three months ended June 30, 2021 were $695,000 and decreased by $59,000 from the corresponding period in the prior year, primarily due to a renegotiated service cost with our clearing organizations.

Rent and occupancy expenses for the three months ended June 30, 2021 were $470,000 and decreased by $228,000 from the corresponding period in the prior year, primarily due to a decrease in rent related to our transition out of legacy office space into more cost-efficient locations.

Professional fees for the three months ended June 30, 2021 were $577,000 and decreased by $167,000 from the corresponding period in the prior year, primarily due to a decrease in legal fees and one time audit fees related to the StockCross acquisition occurring in the second quarter of 2020.

Depreciation and amortization expenses for the three months ended June 30, 2021 were $374,000 and decreased by $3,000 from the corresponding period in the prior year.

Referral fees for the three months ended June 30, 2021 were $353,000 and increased by $191,000 from the corresponding period in the prior year, primarily due to the expansion of our institutional relationships.

Interest expense for the three months ended June 30, 2021 was $89,000 and increased by $1,000 from the corresponding period in the prior year.

Provision For Income Taxes

Provision for income taxes for the three months ended June 30, 2021 was $484,000 and increased by $494,000 from the corresponding period in the prior year, primarily due to an increase in income before income taxes. Refer to Note 14 – Income Taxes for additional detail.

Statements of Income for the Six Months Ended June 30, 2021 and 2020

Revenue

Commissions and fees for the six months ended June 30, 2021 were $11,333,000 and increased by $863,000 from the corresponding period in the prior year, primarily due to strong market conditions during the first six months of 2021.

Interest, marketing and distribution fees for the six months ended June 30, 2021 were $7,082,000 and decreased by $577,000 from the corresponding period in the prior year, primarily due to the reduction of the 12b-1 fees from money market funds. Note that for the periods presented, we combined revenue from interest income and revenue from margin interest, marketing and distribution fees as these revenue streams are similar in nature. These revenue streams were historically disaggregated; however, we are combining these revenue streams as this most accurately presents the statements of income.

Principal transactions for the six months ended June 30, 2021 were $8,355,000 and increased by $2,571,000 from the corresponding period in the prior year, primarily due to strong market conditions during the first six months of 2021.

Market making for the six months ended June 30, 2021 was $3,372,000 and increased by $2,287,000 from the corresponding period in the prior year, primarily due to favorable market conditions and increased trading activity during the first six months of 2021.

Stock borrow / stock loan for the six months ended June 30, 2021 was $4,087,000 and increased by $2,872,000 from the corresponding period in the prior year, primarily due to the organic growth of the business, the addition of key personnel, expansion of our stock locate revenues, and additional securities lending and locate counterparty relationships.

Advisory fees for the six months ended June 30, 2021 were $759,000 and increased by $254,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line.

Other income for the six months ended June 30, 2021 was $729,000 and increased by $27,000 from the corresponding period in the prior year.

Operating Expenses

Employee compensation and benefits for the six months ended June 30, 2021 were $17,911,000 and increased by $4,006,000 from the corresponding period in the prior year, primarily due to increased commission payouts corresponding to the increase in commissions and fees, principal transactions, market making, and stock borrow / stock loan revenue in the first six months of 2021.

Clearing fees, including execution costs for the six months ended June 30, 2021 were $3,142,000 and increased by $505,000 from the corresponding period in the prior year, primarily due to an increase in WPS’ client activities in the first quarter of 2021.

Technology and communications expenses for the six months ended June 30, 2021 were $2,341,000 and increased by $407,000 from the corresponding period in the prior year, primarily due to development work with InvestCloud related to our online platform.

Other general and administrative expenses for the six months ended June 30, 2021 were $1,958,000 and increased by $703,000 from the corresponding period in the prior year, primarily due to regulatory fines and the increase of exchange and regulatory fees related to incremental trading activities.

Data processing expenses for the six months ended June 30, 2021 were $1,492,000 and decreased by $111,000 from the corresponding period in the prior year, primarily due to a renegotiated service cost with our clearing organizations.

Rent and occupancy expenses for the six months ended June 30, 2021 were $1,040,000 and decreased by $385,000 from the corresponding period in the prior year, primarily due to a decrease in rent related to our transition out of legacy office space into more cost-efficient locations.

Professional fees for the six months ended June 30, 2021 were $1,192,000 and decreased by $207,000 from the corresponding period in the prior year, primarily due to a decrease in legal fees and audit fees related to StockCross and WPS acquisition occurring in the second quarter of 2020.

Depreciation and amortization expenses for the six months ended June 30, 2021 were $766,000 and decreased by $59,000 from the corresponding period in the prior year, primarily due to writing off certain obsolete software in the first quarter of 2020.

Referral fees for the six months ended June 30, 2021 were $760,000 and increased by $487,000 from the corresponding period in the prior year, primarily due to the expansion of our institutional relationships.

Interest expense for the six months ended June 30, 2021 was $192,000 and increased by $28,000 from the corresponding period in the prior year, primarily due to the interest on the line of credit with East West Bank.

Provision For Income Taxes

Provision for income taxes for the six months ended June 30, 2021 was $1,219,000 and increased by $694,000 from the corresponding period in the prior year, primarily due to higher pre-tax earnings in the first six months of 2021. Refer to Note 14 – Income Taxes for additional detail.

Statements of Financial Condition as of June 30, 2021 and December 31, 2020

Assets

Assets as of June 30, 2021 were $1,116,918,000 and decreased by $256,069,000 from December 31, 2020, primarily due to a decrease in securities borrowed.

Liabilities

Liabilities as of June 30, 2021 were $1,073,847,000 and decreased by $261,154,000 from December 31, 2020, primarily due to a decrease in securities loaned.

Liquidity and Capital Resources

Overview

In terms of the overall performance of the business in relation to liquidity, for the periods presented we have had strong operating cash flows as well as a reasonable and predictable level of investing activities which are mostly related to the purchase of OpenHand common stock, software and internal technology development, as well as miscellaneous leasehold improvements and equipment.

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

The indicators of our liquidity are cash and cash equivalents, and as of the date of this Report, there are not any known or material events that would require us to use large amounts of our liquid assets to cover expenses. As of June 30, 2021, we have a sufficient amount of remaining availability on our various credit lines to facilitate incremental capital needs.

We believe that our operating cash flows, cash and cash equivalents, borrowing capacity, and overall access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Cash and Cash Equivalents

Our cash and cash equivalents are unrestricted and are used to fund our working capital needs. Our cash and cash equivalents as of June 30, 2021 and December 31, 2020 were $2.3 million and $3.6 million, respectively.

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

For the three and six months ended June 30, 2021 and 2020, MSCO and WPS had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 16 – Capital Requirements for additional detail on our capital requirements.

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

As of June 30, 2021, we have drawn down a $5.0 million term loan under this agreement and have an outstanding balance of $4.2 million. We have an additional $5.0 million remaining to draw down from this line of credit. Refer to Note 10 – Long-Term Debt for additional detail on this agreement.

Future annual minimum payments for the line of credit with East West Bank as of June 30, 2021 were as follows:

Amount
2021	$500,000
2022	998,000
2023	998,000
2024	1,661,000
Total	$4,157,000

Overnight Financing

We have an available line of credit for short term overnight demand borrowing of up to $15 million with BMO Harris Bank as of June 30, 2021. As of December 31, 2020, in addition to the $15 million line of credit with BMO Harris Bank, we had a $15 million line of credit with Texas Capital Bank, which we did not renew as of June 30, 2021. The removal of this line of credit did not impact our ability to meet our liquidity requirements.

As of June 30, 2021, we had no outstanding loan balance and there are no commitment fees or other restrictions on the line of credit. MSCO utilizes customer or firm securities as a pledge for short-term borrowing needs.

Notes Payable – Related Party

As of both June 30, 2021 and December 31, 2020, we had $5.2 million in notes payable to Gloria E. Gebbia, all of which have maturity dates in 2021. We have sufficient liquidity to meet all maturities of these notes. Refer to Note 11 – Notes Payable - Related Party for additional detail.

Leases

As of June 30, 2021, the remaining balance of our lease payments for operating leases with initial terms of greater than one year was $0.8 million for 2021. The remaining balance of our lease payments for these leases after 2021 was $3.1 million.

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

Our customer securities activities are transacted on either a cash or margin basis. In margin transactions, we extend credit to our customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, we execute and clear customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. As of June 30, 2021, we had margin loans extended to our customers of approximately $1.1 billion.

Such transactions may expose us to off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy obligations, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.

We seek to control the risks associated with our customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines which meet or exceed regulatory requirements. We monitor required margin levels daily and pursuant to such guidelines, require customers to deposit additional collateral or to reduce positions when necessary.

Our customer financing and securities settlement activities may require us to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy customer obligations. We seek to mitigate this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, we establish credit limits for such activities and continuously monitor compliance.

Our securities lending transactions are subject to master netting agreements with other broker-dealers; however, amounts are presented gross in the statements of financial condition. We further mitigate risk by using a program with a clearing organization which guarantees the return of cash to us as well as using industry standard software to ensure daily changes to market value are continuously updated and any changes to collateralization are immediately covered.

There were no material losses for unsettled customer transactions for the three and six months ended June 30, 2021 and 2020.

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

We recognize interest and penalties related to unrecognized tax benefits on the provision for income taxes line on the statements of operations. Accrued interest and penalties would be included on the related tax liability line on the statements of financial condition.

As of both June 30, 2021 and December 31, 2020, we recorded an uncertain tax position of $1,105,000 related primarily to our 2017 to 2019 amended tax returns, as the anticipated tax refunds exceed the amount that meets the more-likely-than-not recognition threshold.

Prepaid Service Contract

We entered into an agreement with InvestCloud for development work related to our online platform. As part of this agreement, we have an obligation to pay for the license fees associated with the InvestCloud Platform for a three-year term. Refer to Note 5 – Prepaid Service Contract for additional detail.

Related Party Disclosures

During the course of business, we enter into various agreements and transactions with related parties. Refer to Note 19 – Related Party Disclosures for additional detail.

Fair Value Measurements

We have securities that are valued using the fair value framework under ASC 820 within our assets and liabilities as of June 30, 2021 and December 31, 2020. The majority of these assets are level 1 U.S. government securities and equity securities as well as level 2 equity securities in the line item “Securities owned, at fair value” on the statements of financial condition. The liabilities consist of relatively small amounts of level 2 equity securities in the line item “Securities sold, not yet purchased, at fair value.” Refer to Note 6 – Fair Value Measurements for additional detail.

Impairment

We have concluded as of June 30, 2021, there has been no impairment to the carrying value of Siebert’s goodwill and other tangible and intangible assets.

Segment

We concluded as of June 30, 2021, Siebert is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of Siebert from a consolidated perspective.

Critical Accounting Policies

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K. There have been no changes to our critical accounting policies or estimates as of June 30, 2021.

Subsequent Events

On July 28, 2021, our Board of Directors approved the Siebert Financial Corp. 2021 Equity Incentive Plan which will be submitted for shareholder approval at the upcoming 2021 Annual Meeting of Shareholders. On August 6, 2021, our Board of Directors approved a 401(k) matching program for Siebert employees.

New Accounting Standards

We have determined that all accounting standards adopted in the six months ended June 30, 2021 did not have a material impact on our financial statements. We are still assessing the impact the adoption of ASU 2016-13 on January 1, 2023 will have on our financial statements. Refer to Note 2 – New Accounting Standards for additional detail.

Regulatory Matters

On July 14, 2021, StockCross entered into a Letter of Acceptance, Waiver, and Consent with FINRA in connection with alleged excessive trading and suitability violations by a registered representative of StockCross in a customer’s account, supervisory failures to comply with supervisory requirements relating to certain equity and options and stock lending transactions, and certain record keeping requirements. These activities occurred prior to Siebert’s acquisition of StockCross on January 1, 2020. Pursuant to the consent, MSCO agreed to a censure, pay a fine of $250,000, and made an undertaking to retain an independent consultant to conduct a comprehensive review of MSCO’s compliance with suitability rules in connection with solicited equity and options transactions, as well as possession-or-control requirements in connection with the firm’s stock loan business.

On July 9, 2021, StockCross entered into a Consent Order with the California Department of Financial Protection and Innovation in connection with alleged supervisory failures relating to the sale of Unit Investment Trusts to six customers. Pursuant to the Consent Order, StockCross agreed to desist and refrain from violations of California law relating to supervision by broker-dealers, to make a payment of $100,000 to the California Department of Financial Protection and Innovation for administrative costs, and to offer rescission of commissions of approximately $315,000 in aggregate to the six customers.

The foregoing matters were related to activities that occurred prior to Siebert’s acquisition of StockCross and will be resolved by the end of the third quarter of 2021. The foregoing matters will not have a material adverse effect on the Company's results of operations or its financial position. For the three and six months ended June 30, 2021, we booked an accrual of $250,000 for the FINRA fine and an accrual of $100,000 for the California administrative costs, which are both within the line item “Other general and administrative” in the statements of operations.

As of June 30, 2021, all other legal matters are without merit or involve amounts which would not have a material impact on our results of operations or financial position.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of our management, all such matters are without merit, or involve amounts which would not have a significant effect on the results of operations or financial position of the Company.

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

13,345,657 shares of our common stock, or approximately 43% of our shares of our common stock outstanding, are currently held by non-affiliates as of August 10, 2021. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our common stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

4.1	Siebert Financial Corp. 2021 Equity Incentive Plan

31.1	Certification of Andrew H. Reich pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew H. Reich of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbas

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Dated: August 16, 2021