Form 10-Q
period 2021-09-30
SIEBERT FINANCIAL CORP
filed 2021-11-15
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)
New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2021, there were 30,953,710 shares of the registrant’s common stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS

Current assets
Cash and cash equivalents	$4,260,000	$3,632,000
Cash and securities segregated for regulatory purposes	327,367,000	324,924,000
Receivables from customers	86,913,000	95,358,000
Receivables from non-customers	25,000	—
Receivables from broker-dealers and clearing organizations	7,550,000	15,815,000
Other receivables	2,759,000	1,692,000
Prepaid service contract - current	709,000	809,000
Prepaid expenses and other assets	1,518,000	2,095,000
Securities borrowed	791,349,000	905,785,000
Securities owned, at fair value	4,016,000	2,623,000
Total Current assets	1,226,466,000	1,352,733,000

Deposits with broker-dealers and clearing organizations	8,327,000	7,209,000
Prepaid service contract – non-current	473,000	1,004,000
Furniture, equipment and leasehold improvements, net	724,000	762,000
Software, net	845,000	1,334,000
Lease right-of-use assets	3,002,000	2,290,000
Investments, cost	850,000	—
Deferred tax assets	4,528,000	4,857,000
Intangible assets, net	—	809,000
Goodwill	1,989,000	1,989,000
Total Assets	$1,247,204,000	$1,372,987,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$373,843,000	$380,524,000
Payables to non-customers	16,211,000	11,570,000
Drafts payable	1,060,000	4,021,000
Payables to broker-dealers and clearing organizations	3,132,000	1,810,000
Accounts payable and accrued liabilities	4,118,000	3,777,000
Securities loaned	789,836,000	920,811,000
Securities sold, not yet purchased, at fair value	27,000	21,000
Taxes payable	1,280,000	—
Current portion of notes payable - related party	2,000,000	5,200,000
Current portion of lease liabilities	1,348,000	1,314,000
Current portion of long-term debt	998,000	998,000
Current portion of deferred contract incentive	750,000	—
Total Current liabilities	1,194,603,000	1,330,046,000

Notes payable - related party, less current portion	3,000,000	—
Lease liabilities, less current portion	1,944,000	1,298,000
Long-term debt, less current portion	2,909,000	3,657,000
Deferred contract incentive, less current portion	2,125,000	—
Total Liabilities	1,204,581,000	1,335,001,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 30,953,710 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	309,000	309,000
Additional paid-in capital	21,831,000	21,768,000
Retained earnings	20,483,000	15,909,000
Total Stockholders’ equity	42,623,000	37,986,000

Total Liabilities and stockholders' equity	$1,247,204,000	$1,372,987,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Commissions and fees	$4,019,000	$4,679,000	$15,352,000	$15,149,000
Interest, marketing and distribution fees	3,435,000	3,226,000	10,517,000	10,885,000
Principal transactions	3,924,000	2,342,000	12,279,000	8,126,000
Market making	1,514,000	423,000	4,886,000	1,508,000
Stock borrow / stock loan	3,465,000	1,267,000	7,552,000	2,482,000
Advisory fees	441,000	305,000	1,200,000	810,000
Other income	253,000	333,000	982,000	1,035,000
Total Revenue	17,051,000	12,575,000	52,768,000	39,995,000

Expenses
Employee compensation and benefits	9,294,000	6,584,000	27,205,000	20,489,000
Clearing fees, including execution costs	986,000	1,270,000	4,128,000	3,907,000
Technology and communications	1,196,000	1,322,000	3,537,000	3,256,000
Other general and administrative	927,000	455,000	2,885,000	1,710,000
Data processing	787,000	784,000	2,279,000	2,387,000
Rent and occupancy	441,000	694,000	1,481,000	2,119,000
Professional fees	759,000	760,000	1,951,000	2,159,000
Depreciation and amortization	354,000	368,000	1,120,000	1,193,000
Referral fees	374,000	154,000	1,134,000	427,000
Impairment loss	699,000	—	699,000	—
Interest expense	86,000	89,000	278,000	253,000
Advertising	13,000	—	13,000	—
Total Expenses	15,916,000	12,480,000	46,710,000	37,900,000

Income before provision for income taxes	1,135,000	95,000	6,058,000	2,095,000
Provision for (benefit from) income taxes	265,000	(486,000)	1,484,000	39,000
Net income	$870,000	$581,000	$4,574,000	$2,056,000

Net income per share of common stock
Basic and diluted	$0.03	$0.02	$0.15	$0.07

Weighted average shares outstanding
Basic and diluted	31,125,703	30,653,710	31,194,007	30,565,822

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance – January 1, 2021	30,953,710	$309,000	$21,768,000	$15,909,000	$37,986,000
Shares issued for OpenHand purchase	329,654	3,000	1,378,000	—	1,381,000
Net income	—	—	—	2,275,000	2,275,000
Balance – March 31, 2021	31,283,364	$312,000	$23,146,000	$18,184,000	$41,642,000
Net income	—	—	—	1,429,000	1,429,000
Balance – June 30, 2021	31,283,364	$312,000	$23,146,000	$19,613,000	$43,071,000
Shares retired from OpenHand transaction	(329,654)	(3,000)	(1,315,000)	—	(1,318,000)
Net income	—	—	—	870,000	870,000
Balance – September 30, 2021	30,953,710	$309,000	$21,831,000	$20,483,000	$42,623,000

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance – January 1, 2020	27,157,188	$271,000	$7,641,000	$12,869,000	$20,781,000
Shares issued for StockCross purchase	3,302,616	33,000	12,256,000	65,000	12,354,000
Net income	—	—	—	976,000	976,000
Balance – March 31, 2020	30,459,804	$304,000	$19,897,000	$13,910,000	$34,111,000
Shares issued for payment of professional services	193,906	2,000	1,125,000	—	1,127,000
Net income	—	—	—	499,000	499,000
Balance – June 30, 2020	30,653,710	$306,000	$21,022,000	$14,409,000	$35,737,000
Net income	—	—	—	581,000	581,000
Balance – September 30, 2020	30,653,710	$306,000	$21,022,000	$14,990,000	$36,318,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$4,574,000	$2,056,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	329,000	148,000
Depreciation and amortization	1,120,000	1,193,000
Downward adjustment due to changes in observable prices	63,000	—
Impairment loss	699,000	—

Changes in
Receivables from customers	8,445,000	(5,511,000)
Receivables from non-customers	(25,000)	—
Receivables from and deposits with broker-dealers and clearing organizations	7,147,000	69,000
Securities borrowed	114,436,000	(90,228,000)
Securities owned, at fair value	(1,393,000)	(462,000)
Prepaid expenses and other assets	(490,000)	(586,000)
Prepaid service contract	631,000	(763,000)
Payables to customers	(6,681,000)	34,065,000
Payables to non-customers	4,641,000	1,283,000
Drafts payable	(2,961,000)	(1,199,000)
Payables to broker-dealers and clearing organizations	1,322,000	(167,000)
Accounts payable and accrued liabilities	341,000	311,000
Securities loaned	(130,975,000)	96,334,000
Securities sold, not yet purchased, at fair value	6,000	(91,000)
Interest payable	—	(10,000)
Lease liabilities	(32,000)	(90,000)
Taxes payable	1,280,000	—
NFS business development credits	2,875,000	—
Net cash provided by / (used in) operating activities	5,352,000	36,352,000

Cash Flows From Investing Activities
Purchase of OpenHand common stock	(850,000)	—
Purchase of furniture, equipment, and leasehold improvements	(274,000)	—
Purchase of software	(209,000)	(334,000)
Net cash provided by / (used in) investing activities	(1,333,000)	(334,000)

Cash Flows From Financing Activities
Repayments of notes payable – related party	(200,000)	(2,000,000)
Repayments of long-term debt	(748,000)	4,904,000
Net cash provided by / (used in) financing activities	(948,000)	2,904,000

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	3,071,000	38,922,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	328,556,000	229,594,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$331,627,000	$268,516,000

Cash and cash equivalents - end of period	$4,260,000	$4,536,000
Cash and securities segregated for regulatory purposes - end of period	327,367,000	263,980,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$331,627,000	$268,516,000

Supplemental cash flow information
Cash paid during the period for income taxes	$295,000	$133,000
Cash paid during the period for interest	$278,000	$263,000

Non-cash investing and financing activities
Shares issued for payment of professional services	$—	$1,127,000

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

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the three and nine months ended September 30, 2021 and 2020 were derived from its operations in the U.S.

As of September 30, 2021, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

Non-Binding Letter of Intent with Tigress

On August 23, 2021, the Company signed a non-binding letter of intent between the Company and Tigress Holdings, LLC, a Delaware limited liability company (“Tigress Holdings”). The letter of intent memorializes the parties’ intention to enter into definitive written agreements pursuant to which (i) Tigress Holdings will transfer to the Company limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests in Tigress Financial Partners, LLC, a Delaware limited liability company (“Tigress Financial”); and (ii) the Company will transfer to Tigress Holdings limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests of the Company’s wholly-owned subsidiary, WPS, and such number of shares of the Company’s common stock that shall represent an amount equal to the difference between the parties’ agreed valuation of Tigress Financial and WPS.

Approval of 2021 Equity Incentive Plan

On September 17, 2021, the Company’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”) at the Company’s 2021 Annual Meeting of Shareholders. The Plan provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, and other service providers. There are 3 million shares reserved under the Plan, and the Company issued no securities under the Plan for the three and nine months ended September 30, 2021.

Partnership with JonesTrading and Termination of Goldman Sachs Clearing Arrangement

On August 30, 2021, Goldman Sachs & Co. LLC ("GSCO") notified WPS that its clearing arrangement with WPS will be terminated.

Due to the termination of WPS’s clearing arrangement with GSCO, substantially all of the revenue producing customers of WPS will transition to other prime service providers. The Company does not anticipate the impact of this development will materially adversely affect the Company’s results of operations for the year ended December 31, 2021; however, it will materially adversely affect the Company’s results of operations in future periods.

As a result of this development, the Company recorded a full impairment of its WPS customer relationships intangible asset, and WPS revenue, expenses, and institutional customer assets are expected to be significantly reduced in future periods.

On October 7, 2021, the Company signed an agreement with JonesTrading Institutional Services LLC (“JonesTrading”) to transfer certain customers of WPS to JonesTrading. In exchange, JonesTrading will pay the Company a percentage of the revenue produced by those clients less any related expenses. The percentage paid to the Company related to this agreement will decline every year and the arrangement will end in October 2024.

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

The primary financial impact on the Company from the COVID-19 pandemic for the three and nine months ended September 30, 2021 and 2020 was lower interest revenue resulting from lower benchmark interest rates.

The Company is actively monitoring the impact of COVID-19 on its business, financial condition, liquidity, operations, employees, clients and business partners. Based on management’s assessment as of September 30, 2021, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Refer to Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report for additional detail on COVID-19 and its impact on the Company.

Basis of Presentation

The accompanying condensed consolidated financial statements (“financial statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s 2020 Form 10-K. The financial statements include the accounts of Siebert and its wholly-owned subsidiaries, and upon consolidation, all intercompany balances and transactions are eliminated. The U.S. dollar is the functional currency of the Company and numbers are rounded for presentation purposes.

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2020 Form 10-K, and any updates as of September 30, 2021 are listed below.

Investments, Cost

Accounting Standards Update (“ASU”) 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815,” generally requires entities to measure equity investments (other than equity method investments, controlling financial interests that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. However, entities will be able to elect a measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820 to estimate fair value using the net asset value (“NAV”) per share.

Pursuant to ASU 2020-01, the Company has made an accounting policy election to measure equity securities without readily determinable fair value at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Other than the updates described above, there have been no material changes to the Company’s significant accounting policies.

2. New Accounting Standards

Accounting Standards Adopted in Fiscal 2021

ASU 2020-01 - In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.

ASU 2019-12 - In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes”, as part of its initiative to reduce complexity in the accounting standards. The ASU eliminates certain exceptions from ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company adopted this ASU on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.

Accounting Standards Not Yet Adopted

ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial- Instruments”. The ASU changes the impairment model and requires financial assets measured at amortized cost basis, including finance receivables (loans), HTM debt securities, trade receivables, and off-balance sheet credit exposures not accounted for as insurance to be presented at the net amount expected to be collected. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequent ASUs, including 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, and 2020-02 were issued to clarify certain aspects of ASU 2016-13 and to provide transition reliefs. Adoption requires modified retrospective transition through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the entity applies the new guidance. The Company plans to adopt this ASU and all subsequent ASU guidance and is in the process of assessing its impact on the Company’s financial statements.

Management has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of September 30, 2021.

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

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of September 30, 2021	As of December 31, 2020
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC	$11,030,000	$17,841,000
Goldman Sachs	2,496,000	2,430,000
Pershing Capital	1,178,000	1,266,000
NFS	1,006,000	1,061,000
Securities fail-to-deliver	128,000	379,000
Globalshares	21,000	46,000
Other receivables	18,000	—
Total Receivables from and deposits with broker-dealers and clearing organizations	$15,877,000	$23,023,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$3,093,000	$1,810,000
Payables to broker-dealers	39,000	—
Total Payables to broker-dealers and clearing organizations	$3,132,000	$1,810,000

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of September 30, 2021 and December 31, 2020, MSCO had shares of DTCC common stock valued at approximately $905,000 and $937,000, respectively, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

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

The expense related to share-based payments to InvestCloud for professional services was $94,000 for both the three months ended September 30, 2021, and 2020. The expense related to share-based payments to InvestCloud for professional services was $282,000 and $125,000 for the nine months ended September 30, 2021, and 2020, respectively.

The total cost related to InvestCloud was $178,000 and $327,000 for the three months ended September 30, 2021, and 2020, respectively. The total cost related to InvestCloud was $782,000 and $436,000 for the nine months ended September 30, 2021, and 2020, respectively.

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

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities*	$2,990,000	$—	$—	$2,990,000
Certificates of deposit	—	92,000	—	92,000
Corporate bonds	—	38,000	—	38,000
Equity securities	648,000	248,000	—	896,000
Total Securities owned, at fair value	$3,638,000	$378,000	$—	$4,016,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$27,000	$—	$27,000
Total Securities sold, not yet purchased, at fair value	$—	$27,000	$—	$27,000

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities*	$2,029,000	$—	$—	$2,029,000
Certificates of deposit	—	91,000	—	91,000
Corporate bonds	—	24,000	—	24,000
Equity securities	345,000	134,000	—	479,000
Total Securities owned, at fair value	$2,374,000	$249,000	$—	$2,623,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$21,000	$—	$21,000
Total Securities sold, not yet purchased, at fair value	$—	$21,000	$—	$21,000

*As of September 30, 2021 and December 31, 2020, the U.S. government securities had maturity dates of August 15, 2024 and August 31, 2021, respectively.

The following represents financial instruments in which the ending balances as of September 30, 2021 and December 31, 2020 are not carried at fair value on the statements of financial condition:

Receivables and other assets: Receivables from customers, receivables from non-customers, receivables from and deposits with broker-dealers and clearing organizations, other receivables, prepaid service contract, and prepaid expenses and other assets are recorded at amounts that approximate fair value and are classified as level 2 under the fair value hierarchy. The Company may hold cash equivalents related to rent deposits that are categorized as level 2 under the fair value hierarchy.

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

Investments, cost: As there is no readily determinable fair value, the carrying amount of this investment minus impairment approximates the fair value. The cost will be adjusted upwards or downwards in accordance with observable market transactions. Under the fair value hierarchy, the investment is classified as level 3.

7. Leases

As of September 30, 2021, the Company rents office space under operating leases expiring in 2022 through 2026, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition.

As of September 30, 2021, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis.

	As of September 30, 2021	As of December 31, 2020
Assets
Lease right-of-use assets	$3,002,000	$2,290,000
Liabilities
Lease liabilities	$3,292,000	$2,612,000

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

Lease Term and Discount Rate	As of September 30, 2021	As of December 31, 2020
Weighted average remaining lease term – operating leases (in years)	3.0	2.2
Weighted average discount rate – operating leases	5.0%	5.0%

The following table represents lease costs and other lease information. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$377,000	$609,000	$1,274,000	$1,755,000
Short-term lease cost	24,000	20,000	68,000	83,000
Variable lease cost	40,000	65,000	139,000	281,000
Sublease income	—	—	—	—
Total Rent and occupancy	$441,000	$694,000	$1,481,000	$2,119,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$374,000	$614,000	$1,268,000	$1,845,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$91,000	$278,000	$1,966,000	$2,353,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of September 30, 2021 were as follows:

Year	Amount
2021	$397,000
2022	1,344,000
2023	940,000
2024	399,000
2025	325,000
Thereafter	139,000
Remaining balance of lease payments	3,544,000
Less: difference between undiscounted cash flows and discounted cash flows	252,000
Lease liabilities	$3,292,000

8. Investments, Cost

OpenHand

On January 31, 2021, the Company and OpenHand Holdings, Inc. (“OpenHand”) entered into a stock purchase agreement whereby the Company acquired an interest of 5% of OpenHand common stock for consideration of a total of $2,231,000 consisting of $850,000 in cash and 329,654 restricted shares of the Company’s common stock valued at $1,381,000 or $4.19 per share. The Company and OpenHand intended to develop a subscription-based brokerage platform providing zero-commission trading for equity and option transactions and crediting its members daily with rebates of revenues generated by the clients, less operational expenses.

The value of the Company’s restricted stock was determined using the thirty-day trading average. The Company agreed to register the shares issued to OpenHand by filing a selling shareholder registration statement. The Company also received an option to purchase an additional 7.5% of OpenHand for approximately $4.5 million, based upon a $60 million valuation of OpenHand. This option expires 18 months after the launch of the OpenHand platform.

On August 18, 2021, the Company and OpenHand agreed to terminate their working relationship. In connection therewith, the Company and OpenHand amended and restated their January 31, 2021 stock purchase agreement to provide that the Company would pay $850,000 in cash in exchange for 2% of the total outstanding common stock of OpenHand as of January 31, 2021, and receive a 15-month option to purchase an additional 2% of the outstanding common stock of OpenHand at an exercise price equal to a company valuation of $42.5 million. The parties agreed to rescind OpenHand’s purchase of the 329,654 restricted shares of the Company’s common stock.

No value was attributed to the option because it is not a derivative and there were no transaction costs associated with this option as of September 30, 2021. As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in OpenHand was $850,000 and $0, respectively.

The investment does not have a readily determinable fair value since OpenHand is a private company and its shares are not publicly traded. The Company made an accounting policy election to measure this investment at cost less any impairment adjusted for any changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The transaction on August 18, 2021 represented an updated observable market transaction. Accordingly, for the three and nine months ended September 30, 2021, there was a downward adjustment of $63,000 due to a change in an observable price which is within the line item titled “Other general and administrative” on the statements of income. Management concluded that there have been no additional adjustments as there were no other identified events or changes in circumstances during the reporting period that could have a significant effect on the original valuation of the investment.

9. Goodwill and Intangible Assets, Net

Goodwill

As of September 30, 2021 and December 31, 2020, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of WPS. As of September 30, 2021, management concluded that there have been no impairments to the carrying value of the Company’s goodwill.

Intangible Assets, Net

As a result of the Company’s acquisition of WPS, the Company acquired intangible assets consisting of WPS customer relationships and trade name, the fair values of which were $987,000 and $70,000, respectively, as of the acquisition date. Pursuant to the Company’s agreement with the original owners of WPS, the Company agreed to discontinue using the name of Weeden Prime Services, LLC and filed to change it to WPS Prime Services, LLC in May 2020. The Company amortizes its acquired intangible assets over their useful lives, and as of September 30, 2021, the WPS trade name was fully amortized.

Impairment

On August 30, 2021, GSCO notified WPS that its clearing arrangement with WPS will be terminated. The termination of the clearing arrangement was indicative of a potential impairment and required impairment testing of the Company’s goodwill and intangible assets.

The Company elected to rely on a qualitative assessment to evaluate goodwill, which indicated that the fair value of the Company’s goodwill was in excess of its carrying value. The Company concluded that it has one reportable segment, and in addition to other qualitative factors such current market conditions and macro-economic factors, the Company’s market capitalization was well above its book value as of the date of the assessment. Accordingly, no further impairment assessment was necessary, and no impairment charges related to goodwill were recognized in the three and nine months ended September 30, 2021. Additionally, the Company determined there was not a material risk for future possible impairments to goodwill as of the date of the assessment.

The Company performed a qualitative assessment to evaluate definite-lived intangible assets. The qualitative assessment performed indicated that the fair value of the WPS customer relationships intangible asset was less than its carrying amount, and the Company proceeded to performing the quantitative assessment. Due to the termination of WPS’s clearing arrangement with GSCO, substantially all of the revenue producing customers of WPS will transition to other prime service providers. The forecasted revenue associated with WPS’s remaining customer base was determined to be minimal. As such, the Company determined that the WPS customer relationships intangible asset was fully impaired, resulting in an impairment loss of $699,000 for the three and nine months ended September 30, 2021.

For the three and nine months ended September 30, 2021 and 2020, there were no impairments to the Company’s assets other than the one described above.

10. Deferred Contract Incentive

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with National Financial Services LLC (“NFS”) that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025.

As part of this agreement, the Company received a one-time business development credit of $3 million from NFS which is within the line item “Deferred contract incentive” on the statements of financial condition. This credit will be recognized as contra expense over the term of the agreement in the line item “Clearing fees, including execution costs” on the statements of income. For the three and nine months ended September 30, 2021, the Company recognized $125,000 in contra expense, and the balance of the deferred contract incentive was $2.9 million as of September 30, 2021.

11. Long-Term Debt

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

This agreement contains certain financial and non-financial covenants. The financial covenants are that the Company must maintain a debt service coverage ratio of 1.35 to 1, an effective tangible net worth of a minimum of $25 million, and MSCO must maintain a net capital ratio that is not less than 10% of aggregate debit items. Certain other non-financial covenants include that the Company must promptly notify East West Bank of the creation or acquisition of any subsidiary that at any time owns assets with a value of $100,000 or greater. As of September 30, 2021 and the date of the filing of this Report, the Company was in compliance with all of its covenants related to this agreement.

In addition, the Company’s obligations under the agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, individually, and as a co-trustee of the John and Gloria Living Trust, U/D/T December 8, 1994, and Gloria E. Gebbia, individually and as a co-trustee of the Trust.

As of September 30, 2021, the Company has drawn down a $5.0 million term loan under this agreement and has an outstanding balance of $3.9 million. The Company has an additional $5.0 million remaining to draw down from this line of credit.

Remaining Payments

Future remaining annual minimum payments for the line of credit with East West Bank as of September 30, 2021 were as follows:

Amount
2021	$250,000
2022	998,000
2023	998,000
2024	1,661,000
Total	$3,907,000

The interest expense related to this line of credit was $34,000 and $107,000 for the three and nine months ended September 30, 2021, respectively. The interest expense related to this line of credit was $15,000 for both the three and nine months ended September 30, 2020. The effective interest rate related to this line of credit was 3.25% for the periods this line of credit has been in place.

12. Notes Payable - Related Party

As of September 30, 2021, the Company had various notes payable to Gloria E. Gebbia, the Company’s principal stockholder, the details of which are presented below:

Description	Issuance Date	Face Amount	Unpaid Principal Amount
4.00% due October 31, 2021*	September 17, 2021	$2,000,000	$2,000,000
4.00% due November 30, 2022**	November 30, 2020	3,000,000	3,000,000

Total Notes payable – related party		$5,000,000	$5,000,000

As of December 31, 2020, the Company had various notes payable to Gloria E. Gebbia, the details of which are presented below:

Description	Issuance Date	Face Amount	Unpaid Principal Amount
4.00% due May 31, 2021*	December 1, 2020	$2,200,000	$2,200,000
4.00% due November 30, 2021**	November 30, 2020	3,000,000	3,000,000

Total Notes payable – related party		$5,200,000	$5,200,000

*On May 31, 2021, this note payable was renewed with a maturity of September 30, 2021. On September 30, 2021, this notes payable was renewed with a maturity of October 31, 2021.

**This note payable is subordinated to MSCO and is subordinated to the claims of general creditors, approved by FINRA, and is included in MSCO’s calculation of net capital and the capital requirements under FINRA and SEC regulations. On August 17, 2021, this note payable was renewed with a maturity of November 30, 2022.

The Company’s interest expense for these notes payable for the three months ended September 30, 2021 and 2020 was $52,000 and $74,000, respectively. The Company’s interest expense for these notes payable for the nine months ended September 30, 2021 and 2020 was $156,000 and $220,000, respectively. The Company’s interest payable related to these notes payable was $0 as of both September 30, 2021 and December 31, 2020.

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

Stock Borrow / Stock Loan

The Company borrows securities on behalf of retail clients to facilitate short trading, loans excess margin and fully-paid securities from client accounts, facilitates borrow and loan contracts for broker-dealer counterparties, and provides stock locate services to broker-dealer counterparties. The Company recognizes self-clearing revenues net of operating expenses related to stock borrow / stock loan. Stock borrow / stock loan also includes any revenues generated from the Company’s fully paid lending programs on a self-clearing or introducing basis. The Company does not utilize stock borrow / stock loan activities for the purpose of financing transactions.

The performance obligation is satisfied on the contract date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to / from the counterparty.

For the three months ended September 30, 2021, stock borrow / stock loan revenue was $3,465,000 ($7,754,000 gross revenue less $4,289,000 expenses). For the three months ended September 30, 2020, stock borrow / stock loan revenue was $1,267,000 ($2,499,000 gross revenue minus $1,232,000 expenses).

For the nine months ended September 30, 2021, stock borrow / stock loan revenue was $7,552,000 ($19,605,000 gross revenue less $12,053,000 expenses). For the nine months ended September 30, 2020, stock borrow / stock loan revenue was $2,482,000 ($6,170,000 gross revenue minus $3,688,000 expenses).

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

Categorization of Revenue

The following table presents the Company’s major revenue categories and when each category is recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Category	2021	2020	2021	2020	Timing of Recognition

Trading Execution and Clearing Services
Commissions and fees	$4,019,000	$4,679,000	$15,352,000	$15,149,000	Recorded on trade date
Principal transactions	3,924,000	2,342,000	12,279,000	8,126,000	Recorded on trade date
Market making	1,514,000	423,000	4,886,000	1,508,000	Recorded on trade date
Stock borrow / stock loan	3,465,000	1,267,000	7,552,000	2,482,000	Recorded as earned
Advisory fees	441,000	305,000	1,200,000	810,000	Recorded as earned
Total Trading Execution and Clearing Services	13,363,000	9,016,000	41,269,000	28,075,000

Other Income
Interest, marketing and distribution fees
Interest	1,014,000	915,000	3,331,000	3,155,000	Recorded as earned
Margin interest	2,251,000	2,130,000	6,698,000	6,465,000	Recorded as earned
12b-1 fees	170,000	181,000	488,000	1,265,000	Recorded as earned
Total Interest, marketing and distribution fees	3,435,000	3,226,000	10,517,000	10,885,000

Other income	253,000	333,000	982,000	1,035,000	Recorded as earned

Total Revenue	$17,051,000	$12,575,000	$52,768,000	$39,995,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions, Market making, Stock borrow / stock loan, Advisory fees	Provide financial services to customers and counterparties
Interest, marketing and distribution fees, Other income	n/a

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

Under these arrangements, the Company charges additional dollars on customer trades and uses these fees to pay third parties for research, brokerage services, market data, and related expenses (“research services”) on behalf of clients. The Company is an agent in these arrangements, as it does not control the research services before they are transferred to the customer. As such, the revenue from these agreements are recognized net of cost within the line item “Commissions and fees” on the statements of income.

The Company paid client expenses of approximately $170,000 and $142,000 for the three months ended September 30, 2021 and 2020, respectively. The Company paid client expenses of approximately $500,000 and $494,000 for the nine months ended September 30, 2021 and 2020, respectively.

The Company had an outstanding receivable and payable of approximately $33,000 and $261,000, respectively, as of September 30, 2021 related to these arrangements. The receivable and payable related to soft dollar arrangements are within the line items “Other receivables” and “Accounts payable and accrued liabilities,” respectively, on the statements of financial condition.

As of September 30, 2021 and December 31, 2020, no allowance for uncollectible commissions was necessary as the Company believes all commissions receivable will be realized.

Other Items

For the three and nine months ended September 30, 2021 and 2020, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities. The Company concludes that its revenue streams have the same underlying economic factors, and as such, no disaggregation of revenue is required.

14. Referral Fees

In relation to the operations of WPS, the Company has agreements with various third parties to share commissions and pay fees as defined in the respective agreements. These expenses were approximately $374,000 and $154,000 for the three months ended September 30, 2021 and 2020, respectively, which are within in the line item “Referral fees” on the statements of income. These expenses were approximately $1,134,000 and $427,000 for the nine months ended September 30, 2021 and 2020, respectively.

15. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2021, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain federal net operating losses that are expected to expire unutilized and certain state net operating losses.

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

For the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $265,000 and $1,484,000, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 23% and 24%, respectively. The effective tax rate differs from the statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

For the three and nine months ended September 30, 2020, the Company recorded an income tax benefit of $486,000 and an income tax provision of $39,000, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was (512)% and 2%, respectively. The effective tax rate was lower than the federal statutory rate of 21% primarily due to two factors: (i) the Company recorded a discrete tax benefit related to the anticipated filing of amended 2017 through 2019 federal tax returns in order to claim a refund of previously paid taxes and (ii) the recognition of additional deferred tax assets for federal net operating losses as the Company determined that it can utilize additional net operating losses under Section 382.

As of September 30, 2021 and December 31, 2020, the Company recorded an uncertain tax position of $1,103,000 and $1,105,000, respectively, related primarily to the Company’s 2017 to 2019 amended tax returns, as the anticipated tax refunds exceed the amount that meets the more-likely-than-not recognition threshold.

16. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average of the number of outstanding common shares during the period. The Company had net income of $870,000 and $581,000 for the three months ended September 30, 2021 and 2020, respectively. The Company had net income of $4,574,000 and $2,056,000 for the nine months ended September 30, 2021 and 2020, respectively.

17. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Securities Exchange Act of 1934. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of September 30, 2021, MSCO’s net capital was $35.5 million, which was approximately $33.4 million in excess of its required net capital of $2.1 million, and its percentage of aggregate debit balances to net capital was 33.8%.

As of December 31, 2020, MSCO’s net capital was $27.5 million, which was approximately $25.2 million in excess of its required net capital of $2.3 million, and its percentage of aggregate debit balances to net capital was 24.3%.

Effective upon the Company’s acquisition of StockCross on January 1, 2020, the capital of MSCO and StockCross was combined.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of September 30, 2021, MSCO had cash deposits of $327.4 million in the special reserve accounts which was $30 million in excess of the deposit requirement of $297.4 million. After adjustments for deposit(s) and / or withdrawal(s) made on October 1, 2021, MSCO had $27.5 million in excess of the deposit requirement.

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

As of September 30, 2021, WPS’s net capital was approximately $3.2 million which was $3.0 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2020, WPS’s net capital was approximately $3.9 million which was $3.7 million in excess of its minimum requirement of $250,000 under 15c3-1.

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, and is collateralized by cash and securities in the customers' accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. As of September 30, 2021, the Company had margin loans extended to its customers of approximately $1.2 billion, of which $85.4 million is within the line item “Receivables from customers” on the statements of financial condition.

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

There were no material losses for unsettled customer transactions for the three and nine months ended September 30, 2021 and 2020.

19. Commitments, Contingencies, and Other

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

On July 9, 2021, StockCross entered into a Consent Order with the California Department of Financial Protection and Innovation in connection with alleged supervisory failures relating to the sale of Unit Investment Trusts to six customers. Pursuant to the Consent Order, StockCross agreed to desist and refrain from violations of California law relating to supervision by broker-dealers, to make a payment of $100,000 to the California Department of Financial Protection and Innovation for administrative costs, and to offer restitution of commissions of approximately $315,000 in aggregate to the six customers.

The foregoing matters were related to activities that occurred prior to the Company’s acquisition of StockCross on January 1, 2020.

During the three months ended June 30, 2021, the Company booked an accrual of $250,000 for the FINRA fine and an accrual of $100,000 for the California administrative costs, which are both within the line item “Other general and administrative” in the statements of income. During the three months ended September 30, 2021, the Company made the payments for the above accruals and the six customers rejected the offer of restitutions.

As of September 30, 2021, all other legal matters are without merit or involve amounts which would not have a material impact on the Company’s results of operations or financial position.

Overnight Financing

The Company has an available line of credit for short term overnight demand borrowing of up to $15 million with BMO Harris Bank as of September 30, 2021. As of September 30, 2021, the Company had no outstanding loan balance with BMO Harris Bank and there are no commitment fees or other restrictions on this line of credit. As of December 31, 2020, in addition to the $15 million line of credit with BMO Harris Bank, MSCO had a $15 million line of credit with Texas Capital Bank, which MSCO did not renew as of September 30, 2021. The removal of this line of credit did not impact MSCO’s ability to meet its liquidity requirements. MSCO utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense for these credit lines was $0 for both the three months ended September 30, 2021 and 2020. The interest expense for these credit lines was $15,000 and $18,000 for the nine months ended September 30, 2021 and 2020, respectively. There were no fees associated with these credit lines for the three and nine months ended September 30, 2021 and 2020.

NFS Contract

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. If the Company chooses to exit this agreement before the end of the contract term, the Company is under the obligation to pay an early termination fee upon occurrence pursuant to the table below:

Date of Termination	Early Termination Fee
Prior to August 1, 2022	$8,000,000
Prior to August 1, 2023	$7,250,000
Prior to August 1, 2024	$4,500,000
Prior to August 1, 2025	$3,250,000

For the three and nine months ended September 30, 2021, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to this arrangement and has not recorded any contingent liability in the financial statements related to this arrangement.

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

The Company is self-insured with respect to employee health claims. The Company maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $65,000 per employee as of September 30, 2021. The estimated liability for self-insurance claims is initially recorded in the year in which the event of loss occurs and may be subsequently adjusted based upon new information and cost estimates. Reserves for losses represent estimates of reported losses and estimates of incurred but not reported losses based on past and current experience. Actual claims paid and settled may differ, perhaps significantly, from the provision for losses. This adds uncertainty to the estimated reserves for losses. Accordingly, it is at least possible that the ultimate settlement of losses may vary significantly from the amounts included in the financial statements.

As part of this plan, the Company recognized expenses of $404,000 and $412,000 for the three months ended September 30, 2021 and 2020, respectively. As part of this plan, the Company recognized expenses of $1,054,000 and $962,000 for the nine months ended September 30, 2021 and 2020, respectively.

The Company had an accrual of $102,000 as of September 30, 2021, which represents the historical estimate of future claims to be recognized for claims incurred during the period.

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

KCA sponsors a 401(k) profit sharing plan which covers substantially all of the Company’s employees. Employee contributions to the plan are at the discretion of eligible employees. There were no contributions by the Company or KCA to the plan for the three and nine months ended September 30, 2021 and 2020. In January 2020, MSCO sold approximately $288,000 worth of a private equity security to KCA at cost. On August 6, 2021, the Company’s Board of Directors approved a 401(k) matching program for employees of the Company.

For the three and nine months ended September 30, 2021 and 2020, KCA has earned no profit for providing any services to the Company as KCA passes through any revenue or expenses to the Company’s subsidiaries.

Park Wilshire Companies, Inc.

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $6,000 and $21,000 for the three months ended September 30, 2021 and 2020, respectively. Revenue for PW from related parties was $62,000 and $65,000 for the nine months ended September 30, 2021 and 2020, respectively.

Gloria E. Gebbia and John J. Gebbia

The Company has entered into various debt agreements with Gloria E. Gebbia, the Company’s principal stockholder. Refer to Note 12 – Notes Payable - Related Party for additional detail.

In addition, the Company’s obligations under its agreement with East West Bank are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, individually, and as a co-trustee of the John and Gloria Living Trust, U/D/T December 8, 1994, and Gloria E. Gebbia, individually and as a co-trustee of the Trust. Refer to Note 11 – Long-Term Debt for additional detail.

Gloria E. Gebbia has extended loans to certain Company employees for the purchase of the Company’s shares. These transactions have not materially impacted the Company’s financial statements.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended September 30, 2021 and 2020, rent expense was $15,000 for this branch office. For both the nine months ended September 30, 2021 and 2020, rent expense was $45,000 for this branch office.

21. Subsequent Events

The Company has evaluated events that have occurred subsequent to September 30, 2021 and through November 15, 2021, the date of the filing of this Report.

On October 31, 2021, the notes payable of $2 million to Gloria E. Gebbia was renewed with a maturity of December 31, 2021.

On October 7, 2021, the Company signed an agreement with JonesTrading to transfer certain customers of WPS to JonesTrading. In exchange, JonesTrading will pay the Company a percentage of the revenue produced by those clients less any related expenses. The percentage paid to the Company related to this agreement will decline every year and the arrangement will end in October 2024. The financial impact related to this development cannot be determined as of the date of this Report.

Other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of September 30, 2021.

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

Management Response

Operations

In response to the pandemic and for the protection of our employees, clients and business partners, we implemented remote work arrangements for nearly 100% of our employees, restricted business travel and temporarily closed some of our branch offices. With our ability to meet a vast majority of our clients' needs through our technology-based platforms and services, these arrangements did not materially affect our ability to maintain our business operations. As of the date of this Report we have reopened the majority of our branch offices.

Expense Reduction

As of the date of this Report, we are actively involved in contract negotiations with key vendors to reduce many of our fixed costs. In addition, we successfully transitioned our branch offices out of legacy office space into more cost-efficient locations resulting in savings related to rent and occupancy expense.

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

Significant Events

Non-Binding Letter of Intent with Tigress

On August 23, 2021, Siebert signed a non-binding letter of intent between Siebert and Tigress Holdings, LLC, a Delaware limited liability company (“Tigress Holdings”). The letter of intent memorializes the parties’ intention to enter into definitive written agreements pursuant to which (i) Tigress Holdings will transfer to Siebert limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests in Tigress Financial Partners, LLC, a Delaware limited liability company (“Tigress Financial”); and (ii) Siebert will transfer to Tigress Holdings limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests of Siebert’s wholly-owned subsidiary, WPS, and such number of shares of the Siebert’s common stock that shall represent an amount equal to the difference between the parties’ agreed valuation of Tigress Financial and WPS.

Partnership with JonesTrading and Termination of Goldman Sachs Clearing Arrangement

On August 30, 2021, GSCO notified WPS that the clearing arrangement with WPS will be terminated.

Due to the termination of WPS’s clearing arrangement with GSCO, substantially all of the revenue producing customers of WPS will transition to other prime service providers. We do not anticipate that impact of this development will materially adversely affect Siebert's results of operations for the year ended December 31, 2021; however, it will materially adversely affect Siebert's results of operations in future periods. For the nine months ended September 30, 2021, WPS contributed approximately 22% and 31% of the Company’s total revenue and pretax income, respectively. We anticipate the increase in revenue and pretax income from Siebert's other business lines in future periods will partially offset the reduction in WPS's revenue and pretax income associated with this development.

As a result of this development, we recorded a full impairment of the WPS customer relationships intangible asset, and WPS revenue, expenses, and institutional customer assets are expected to be significantly reduced in future periods.

On October 7, 2021, Siebert signed an agreement with JonesTrading to transfer certain customers of WPS to JonesTrading. In exchange, JonesTrading will pay Siebert a percentage of the revenue produced by those clients less any related expenses. The percentage paid to Siebert related to this agreement will decline every year and the arrangement will end in October 2024. We anticipate the amount Siebert will receive in relation to this agreement will partially offset the reduction in revenue and pretax income related to the development with GSCO.

JonesTrading is comprised of JonesTrading Institutional Services LLC (“JTIS”), JonesTrading Canada Inc. (“JTC”), and JonesTrading International Limited (“JTIL”). JonesTrading is a leading global equities and derivatives broker. Since 1975, JonesTrading has been a trusted, high-touch execution partner for institutional money managers and hedge funds. JonesTrading Institutional Services LLC is a Member of FINRA and SIPC.

OpenHand

On January 31, 2021, Siebert and OpenHand entered into a stock purchase agreement whereby we acquired an interest of 5% of OpenHand common stock for consideration of a total of $2,231,000 consisting of $850,000 in cash and 329,654 restricted shares of the Company’s common stock valued at $1,381,000 or $4.19 per share. Siebert and OpenHand intended to develop a subscription-based brokerage platform providing zero-commission trading for equity and option transactions and crediting its members daily with rebates of revenues generated by the clients, less operational expenses.

The value of Siebert’s restricted stock was determined using the thirty-day trading average. Siebert agreed to register the shares issued to OpenHand by filing a selling shareholder registration statement. Siebert also received an option to purchase an additional 7.5% of OpenHand for approximately $4.5 million, based upon a $60 million valuation of OpenHand. This option expires 18 months after the launch of the OpenHand platform.

On August 18, 2021, Siebert and OpenHand agreed to terminate their working relationship. In connection therewith, Siebert and OpenHand amended and restated their January 31, 2021 stock purchase agreement to provide that Siebert would pay $850,000 in cash in exchange for 2% of the total outstanding common stock of OpenHand as of January 31, 2021, and receive a 15-month option to purchase an additional 2% of the outstanding common stock of OpenHand at an exercise price equal to a company valuation of $42.5 million. The parties agreed to rescind OpenHand’s purchase of the 329,654 restricted shares of Siebert’s common stock.

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

Mr. Palmeri and Mr. Losurdo have continued to expand this business line and have added numerous counterparty relationships in both the securities lending and securities locate areas. For the three months ended September 30, 2021, our Securities Finance Group again achieved its highest quarterly revenue of approximately $3.5 million, which represents an increase of over 173% from the three months ended September 30, 2020.

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

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail and Institutional Customer Net Worth

	As of
	September 30, 2021	December 31, 2020
Retail and institutional customer net worth (in billions)	$17.6	$16.2

Client Account Metrics – Retail Customers

	As of
	September 30, 2021	December 31, 2020
Retail customer net worth (in billions)	$15.7	$14.6
Retail customer margin debit balances (in billions)	$0.6	$0.5
Retail customer credit balances (in billions)	$0.8	$0.7
Retail customer money market fund value (in billions)	$0.8	$0.8
Retail customer accounts	114,155	110,699

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

•

Retail customer credit balances represents client cash held in brokerage accounts

•

Retail customer money market fund value represents all retail customers accounts invested in money market funds

•

Retail customer accounts represents the number of retail customers

Client Account Metrics – Institutional Customers

	As of
	September 30, 2021	December 31, 2020
Institutional customer net worth (in billions)	$1.9	$1.6

•

Institutional customer net worth represents the total value of securities and cash in the institutional customer accounts after deducting margin debits and short positions

Client Activity Metrics – Retail Customers

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total retail trades	94,705	112,264	348,608	353,580

•

Total retail trades represents retail trades that generate commissions

Statements of Income and Financial Condition

Statements of Income for the Three Months Ended September 30, 2021 and 2020

Revenue

Commissions and fees for the three months ended September 30, 2021 were $4,019,000 and decreased by $660,000 from the corresponding period in the prior year, primarily due to a decrease in our institutional business.

Interest, marketing and distribution fees for the three months ended September 30, 2021 were $3,435,000 and increased by $209,000 from the corresponding period in the prior year, primarily due to an increase in our margin financing and institutional short stock interest revenue. Note that for the periods presented, we combined revenue from interest income and revenue from margin interest, marketing and distribution fees as these revenue streams are similar in nature. These revenue streams were historically disaggregated; however, we are combining these revenue streams as this most accurately presents the statements of income.

Principal transactions for the three months ended September 30, 2021 were $3,924,000 and increased by $1,582,000 from the corresponding period in the prior year, primarily due to strong market conditions during the third quarter of 2021.

Market making for the three months ended September 30, 2021 was $1,514,000 and increased by $1,091,000 from the corresponding period in the prior year, primarily due to favorable market conditions and customer growth during the third quarter of 2021.

Stock borrow / stock loan for the three months ended September 30, 2021 was $3,465,000 and increased by $2,198,000 from the corresponding period in the prior year, primarily due to the growth of the business, the addition of key personnel, expansion of our stock locate revenues, and additional securities lending and locate counterparty relationships.

Advisory fees for the three months ended September 30, 2021 were $441,000 and increased by $136,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line.

Other income for the three months ended September 30, 2021 was $253,000 and decreased by $80,000 from the corresponding period in the prior year, primarily due to a reduction in foreign exchange volumes.

Operating Expenses

Employee compensation and benefits for the three months ended September 30, 2021 were $9,294,000 and increased by $2,710,000 from the corresponding period in the prior year, primarily due to increased commission payouts corresponding to the increase in principal transactions, market making, and stock borrow / stock loan revenue in the third quarter of 2021.

Clearing fees, including execution costs for the three months ended September 30, 2021 were $986,000 and decreased by $284,000 from the corresponding period in the prior year, primarily due to the decrease in clearing costs corresponding to the decrease in institutional commissions.

Technology and communications expenses for the three months ended September 30, 2021 were $1,196,000 and decreased by $126,000 from the corresponding period in the prior year, primarily due to the decrease in InvestCloud monthly license fee related to our online platform.

Other general and administrative expenses for the three months ended September 30, 2021 were $927,000 and increased by $472,000 from the corresponding period in the prior year, primarily due to the recovery of traveling activities and the increase in office expenses as well as the increase in exchange and regulatory fees related to incremental trading activities.

Data processing expenses for the three months ended September 30, 2021 were $787,000 and increased by $3,000 from the corresponding period in the prior year.

Rent and occupancy expenses for the three months ended September 30, 2021 were $441,000 and decreased by $253,000 from the corresponding period in the prior year, primarily due to a decrease in rent related to our transition out of legacy office space into more cost-efficient locations.

Professional fees for the three months ended September 30, 2021 were $759,000 and decreased by $1,000 from the corresponding period in the prior year.

Depreciation and amortization expenses for the three months ended September 30, 2021 were $354,000 and decreased by $14,000 from the corresponding period in the prior year, primarily due to the impairment of our WPS customer relationships intangible asset.

Referral fees for the three months ended September 30, 2021 were $374,000 and increased by $220,000 from the corresponding period in the prior year, primarily due to the expansion of our institutional relationships and market activity.

Impairment loss for the three months ended September 30, 2021 was $699,000 and increased by $699,000 from the corresponding period in the prior year, primarily due to the impairment of our WPS customer relationships intangible asset due to the termination of our clearing arrangement with GSCO.

Interest expense for the three months ended September 30, 2021 was $86,000 and decreased by $3,000 from the corresponding period in the prior year.

Advertising expense for the three months ended September 30, 2021 was $13,000 and increased by $13,000 from the corresponding period in the prior year, primarily due to miscellaneous advertising expenses.

Provision For Income Taxes

Provision for income taxes for the three months ended September 30, 2021 was $265,000 and increased by $751,000 from the corresponding period in the prior year. The increase was driven by primarily two factors: (i) the three months ended September 30, 2020 was positively impacted by a discrete tax benefit related to the filing of amended 2017 through 2019 federal tax returns which permitted a refund of previously paid taxes and the recognition of additional deferred tax assets for federal net operating losses and (ii) an increase in pretax earnings for the three months ended September 30, 2021 which resulted in additional tax expense. Refer to Note 15 – Income Taxes for additional detail.

Statements of Income for the Nine Months Ended September 30, 2021 and 2020

Revenue

Commissions and fees for the nine months ended September 30, 2021 were $15,352,000 and increased by $203,000 from the corresponding period in the prior year, primarily due to strong market conditions during the first nine months of 2021.

Interest, marketing and distribution fees for the nine months ended September 30, 2021 were $10,517,000 and decreased by $368,000 from the corresponding period in the prior year, primarily due to the reduction of the 12b-1 fees from money market funds and interest received on bank deposits, partially offset by an increase in the interest from our institutional business. The reduction in interest and 12b-1 fee income was primarily due to lower short-term interest rates in the COVID-19 environment. Note that for the periods presented, we combined revenue from interest income and revenue from margin interest, marketing and distribution fees as these revenue streams are similar in nature. These revenue streams were historically disaggregated; however, we are combining these revenue streams as this most accurately presents the statements of income.

Principal transactions for the nine months ended September 30, 2021 were $12,279,000 and increased by $4,153,000 from the corresponding period in the prior year, primarily due to strong market conditions during the first nine months of 2021.

Market making for the nine months ended September 30, 2021 was $4,886,000 and increased by $3,378,000 from the corresponding period in the prior year, primarily due to favorable market conditions and customer growth during the first nine months of 2021.

Stock borrow / stock loan for the nine months ended September 30, 2021 was $7,552,000 and increased by $5,070,000 from the corresponding period in the prior year, primarily due to the growth of the business, the addition of key personnel, expansion of our stock locate revenues, and additional securities lending and locate counterparty relationships.

Advisory fees for the nine months ended September 30, 2021 were $1,200,000 and increased by $390,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line.

Other income for the nine months ended September 30, 2021 was $982,000 and decreased by $53,000 from the corresponding period in the prior year primarily due to a reduction in foreign exchange volumes.

Operating Expenses

Employee compensation and benefits for the nine months ended September 30, 2021 were $27,205,000 and increased by $6,716,000 from the corresponding period in the prior year, primarily due to increased commission payouts corresponding to the increase in commissions and fees, principal transactions, market making, and stock borrow / stock loan revenue in the first nine months of 2021.

Clearing fees, including execution costs for the nine months ended September 30, 2021 were $4,128,000 and increased by $221,000 from the corresponding period in the prior year, primarily due to an increase in our institutional clearing costs.

Technology and communications expenses for the nine months ended September 30, 2021 were $3,537,000 and increased by $281,000 from the corresponding period in the prior year, primarily due to development work with InvestCloud related to our online platform.

Other general and administrative expenses for the nine months ended September 30, 2021 were $2,885,000 and increased by $1,175,000 from the corresponding period in the prior year, primarily due to regulatory fees, increase in office expenses, and the increase in exchange and regulatory fees related to incremental trading activities.

Data processing expenses for the nine months ended September 30, 2021 were $2,279,000 and decreased by $108,000 from the corresponding period in the prior year, primarily due to a reduction in our service bureau costs.

Rent and occupancy expenses for the nine months ended September 30, 2021 were $1,481,000 and decreased by $638,000 from the corresponding period in the prior year, primarily due to a decrease in rent related to our transition out of legacy office space into more cost-efficient locations.

Professional fees for the nine months ended September 30, 2021 were $1,951,000 and decreased by $208,000 from the corresponding period in the prior year, primarily due to a decrease in legal fees incurred in 2020 related to the StockCross and WPS acquisitions.

Depreciation and amortization expenses for the nine months ended September 30, 2021 were $1,120,000 and decreased by $73,000 from the corresponding period in the prior year, primarily due to a decrease in the purchases of software in 2021.

Referral fees for the nine months ended September 30, 2021 were $1,134,000 and increased by $707,000 from the corresponding period in the prior year, primarily due to the expansion of our institutional relationships.

Impairment loss for the nine months ended September 30, 2021 was $699,000 and increased by $699,000 from the corresponding period in the prior year, primarily due to the impairment of our WPS customer relationships intangible asset due to the termination of our clearing arrangement with GSCO.

Interest expense for the nine months ended September 30, 2021 was $278,000 and increased by $25,000 from the corresponding period in the prior year, primarily due to the interest on the line of credit with East West Bank.

Advertising expense for the nine months ended September 30, 2021 was $13,000 and increased by $13,000 from the corresponding period in the prior year, primarily due to miscellaneous advertising expenses.

Provision For Income Taxes

Provision for income taxes for the nine months ended September 30, 2021 was $1,484,000 and increased by $1,445,000 from the corresponding period in the prior year, primarily due to higher pretax earnings in the first nine months of 2021. Refer to Note 15 – Income Taxes for additional detail.

Statements of Financial Condition as of September 30, 2021 and December 31, 2020

Assets

Assets as of September 30, 2021 were $1,247,204,000 and decreased by $125,783,000 from December 31, 2020, primarily due to a decrease in securities borrowed.

Liabilities

Liabilities as of September 30, 2021 were $1,204,581,000 and decreased by $130,420,000 from December 31, 2020, primarily due to a decrease in securities loaned.

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

We have a variety of sources of borrowing capability such as a short term overnight demand borrowing capability with BMO Harris Bank, notes payable to Gloria E. Gebbia, and a line of credit with East West Bank.

The indicators of our liquidity are cash and cash equivalents, and as of the date of this Report, there are no known or material events that would require us to use large amounts of our liquid assets to cover expenses. As of September 30, 2021, we had a sufficient amount of remaining availability on our various credit lines to facilitate incremental capital needs.

We believe that our operating cash flows, cash and cash equivalents, borrowing capacity, and overall access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Cash and Cash Equivalents

Our cash and cash equivalents are unrestricted and are used to fund our working capital needs. Our cash and cash equivalents as of September 30, 2021 and December 31, 2020 were $4.3 million and $3.6 million, respectively.

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

For the three and nine months ended September 30, 2021 and 2020, MSCO and WPS had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 17 – Capital Requirements for additional detail on our capital requirements.

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

As of September 30, 2021, we have drawn down a $5.0 million term loan under this agreement and have an outstanding balance of $3.9 million. We have an additional $5.0 million remaining to draw down from this line of credit. Refer to Note 11 – Long-Term Debt for additional detail on this agreement.

Future remaining annual minimum payments for the line of credit with East West Bank as of September 30, 2021 were as follows:

Amount
2021	$250,000
2022	998,000
2023	998,000
2024	1,661,000
Total	$3,907,000

Overnight Financing

We have an available line of credit for short term overnight demand borrowing of up to $15 million with BMO Harris Bank as of September 30, 2021. As of December 31, 2020, in addition to the $15 million line of credit with BMO Harris Bank, we had a $15 million line of credit with Texas Capital Bank, which we did not renew as of September 30, 2021. The removal of this line of credit did not impact our ability to meet our liquidity requirements.

As of September 30, 2021, we had no outstanding loan balance and there are no commitment fees or other restrictions on the line of credit. MSCO utilizes customer or firm securities as a pledge for short-term borrowing needs.

Notes Payable – Related Party

As of September 30, 2021 and December 31, 2020, we had $5 million and $5.2 million, respectively, in notes payable to Gloria E. Gebbia, all of which have maturity dates between 2021 and 2022. We have sufficient liquidity to meet all maturities of these notes. Refer to Note 12 – Notes Payable - Related Party for additional detail.

Leases

As of September 30, 2021, the remaining balance of our lease payments during 2021 for operating leases with initial terms of greater than one year was $0.4 million. The remaining balance of our lease payments for these leases after 2021 was $3.1 million.

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

Our customer securities activities are transacted on either a cash or margin basis. In margin transactions, we extend credit to our customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, we execute and clear customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. As of September 30, 2021, we had margin loans extended to our customers of approximately $1.2 billion, of which $85.4 million is within the line item “Receivables from customers” on the statements of financial condition.

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

There were no material losses for unsettled customer transactions for the three and nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021 and December 31, 2020, we recorded an uncertain tax position of $1,103,000 and $1,105,000, respectively, related primarily to our 2017 to 2019 amended tax returns, as the anticipated tax refunds exceed the amount that meets the more-likely-than-not recognition threshold.

Long Term Contracts

Contract with NFS

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. The amendment also provides for an early termination fee; however, as of September 30, 2021, we do not expect to terminate the contract with NFS before the end of the contract term. Refer to Note 10 – Deferred Contract Incentive and Note 18 – Commitments, Contingencies, and Other for additional detail.

Prepaid Service Contract

We entered into an agreement with InvestCloud for development work related to our online platform. As part of this agreement, we have an obligation to pay for the license fees associated with the InvestCloud Platform for a three-year term. Refer to Note 5 – Prepaid Service Contract for additional detail.

Related Party Disclosures

During the course of business, we enter into various agreements and transactions with related parties. Refer to Note 20 – Related Party Disclosures for additional detail.

Fair Value Measurements

We have securities that are valued using the fair value framework under ASC 820 within our assets and liabilities as of September 30, 2021 and December 31, 2020. The majority of these assets are level 1 U.S. government securities and equity securities as well as level 2 equity securities in the line item “Securities owned, at fair value” on the statements of financial condition. The liabilities consist of relatively small amounts of level 2 equity securities in the line item “Securities sold, not yet purchased, at fair value.” Refer to Note 6 – Fair Value Measurements for additional detail.

Impairment

We have concluded as of September 30, 2021, there has been no impairment to the carrying value of Siebert’s goodwill and tangible assets. However, for the three and nine months ended September 30, 2021, there was a full impairment of the WPS customer relationships intangible asset resulting in an impairment loss of $699,000. Refer to Note 9 – Goodwill and Intangible Assets, Net for additional information.

Segment

We concluded as of September 30, 2021, Siebert is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of Siebert from a consolidated perspective.

Critical Accounting Policies

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K. There have been no changes to our critical accounting policies or estimates as of September 30, 2021.

Subsequent Events

On October 31, 2021, the notes payable of $2 million to Gloria E. Gebbia was renewed with a maturity of December 31, 2021.

On October 7, 2021, Siebert signed an agreement with JonesTrading to transfer certain customers of WPS to JonesTrading. In exchange, JonesTrading will pay Siebert a percentage of the revenue produced by those clients less any related expenses. The percentage paid to Siebert related to this agreement will decline every year and the arrangement will end in October 2024. The financial impact related to this development cannot be determined as of the date of this Report.

Other Items

On September 17, 2021, Siebert’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”) at Siebert’s 2021 Annual Meeting of Shareholders. The Plan provides for the grant of stock options, restricted stock, and other equity awards of Siebert’s common stock to employees, officers, consultants, directors, and other service providers. There are 3 million shares reserved under the Plan, and Siebert issued no securities under the Plan for the three and nine months ended September 30, 2021.

New Accounting Standards

We have determined that all accounting standards and policies adopted in the nine months ended September 30, 2021 did not have a material impact on our financial statements. Refer to Note 2 – New Accounting Standards for additional detail.

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

The foregoing matters were related to activities that occurred prior to Siebert’s acquisition of StockCross on January 1, 2020.

During the three months ended June 30, 2021, we booked an accrual of $250,000 for the FINRA fine and an accrual of $100,000 for the California administrative costs, which are both within the line item “Other general and administrative” in the statements of income. During the three months ended September 30, 2021, we made the payments for above accruals and the six customers rejected the offer of restitutions.

As of September 30, 2021, all other legal matters are without merit or involve amounts which would not have a material impact on our results of operations or financial position.

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

11,582,785 shares of our common stock, or approximately 37% of our shares of our common stock outstanding, are currently held by non-affiliates as of November 12, 2021. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our common stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.16	Amendment to Fully Disclosed Clearing Agreement by and between Muriel Siebert & Co., Inc. and National Financial Services LLC

10.17	Guaranty Agreement, dated as of August 1, 2021, between Siebert Financial Corp. and National Financial Services LLC

10.18	Amendment No. 1 to Common Stock Purchase Agreement, dated as of August 18, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc.

31.1	Certification of Andrew H. Reich pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew H. Reich of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: November 15, 2021