Form 10-K
period 2021-12-31
SIEBERT FINANCIAL CORP
filed 2022-03-30
CIK 65596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021), was approximately $64,193,000.

The number of shares of the registrant’s outstanding Common Stock, as of March 14, 2022, was 32,403,235 shares.

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

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in under Part I, Item 1A - Risk Factors of this Form 10-K as well as in our filings with the SEC.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

Siebert 2021 Form-10K 1

PART I

ITEM 1. BUSINESS

Overview of Company

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned and majority-owned subsidiaries:

•

Muriel Siebert & Co., Inc. (“MSCO”), which provides retail brokerage services. MSCO is a Delaware corporation and broker-dealer registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”) and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), and the National Futures Association (“NFA”).

•

Siebert AdvisorNXT, Inc. (“SNXT”), which provides investment advisory services. SNXT is a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940 (“Advisers Act”)

•

Park Wilshire Companies, Inc. (“PW”), which provides insurance services. PW is a Texas corporation and licensed insurance agency

•

Siebert Technologies, LLC. (“STCH”), which provides robo-advisory technology development. STCH is a Nevada limited liability company

•

RISE Financial Services, LLC, (“RISE”), which provides prime brokerage services. RISE was formerly known as WPS Prime Services, LLC (“WPS”), a Delaware limited liability company and a broker-dealer registered with the SEC and NFA. RISE is a woman-owned and operated financial services firm that offers a comprehensive suite of prime brokerage services aligned with the growing mission-driven Environmental Social and Governance (“ESG”) initiatives of institutional investors.

•

StockCross Digital Solutions, Ltd. (“STXD”), an inactive subsidiary headquartered in Bermuda.

Our headquarters are located at 535 Fifth Avenue, 4th Floor, New York, NY 10017, with primary operations in New Jersey, Florida, and California. Our phone number is (212) 644-2400 and our Internet address is www.siebert.com. We have 12 branch offices throughout the U.S. and clients around the world.

Our common stock is registered under Section 12 of the Exchange Act, and we file periodic reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements on Schedule 14. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file documents electronically with the SEC. Our SEC filings are also available through our website at www.siebert.com, where investors are able to obtain copies of our public filings free of charge. Our common stock, par value $.01 per share trades on the Nasdaq Capital Market under the symbol “SIEB.”

Siebert is a financial services company that provides a full range of brokerage, financial advisory, and insurance services through our operating subsidiaries. Our mission is to create a strong financial future for our clients, shareholders, and strategic partners. By leveraging Siebert’s strong legacy while investing in future technologies, we are committed to building a company that values our clients, shareholders, and employees.

Subsidiaries and Business Offerings

Muriel Siebert & Co., Inc.

Overview

MSCO was founded in 1967 by Muriel F. (“Mickie”) Siebert, a trailblazer who was the first woman to own a seat on the NYSE and the first to head one of its member firms. On May 1, 1975, after the federal government banned fixed commissions by brokers, Mickie broke barriers and declared MSCO a discount brokerage firm. Today, MSCO offers a wide range of products and services and serves as the primary subsidiary of Siebert.

Products and Services

•

Self-directed trading

•

Wealth management / financial advice

•

Market making and fixed income investments

•

Stock borrow / stock loan

•

Equity compensation plans (Siebert Corporate Services)

Siebert 2021 Form-10K 2

Additional Information

Brokerage and Related Services

MSCO offers a wide selection of quality investment services, including broker assisted trades and free online self-service features such as real time quotes, market data, and trading tools.

Upon its merger with StockCross Financial Services, Inc., on January 1, 2020, MSCO became a self-clearing broker-dealer and added business lines such as securities lending, equity stock plan services, and market making. MSCO also clears with National Financial Services Corp. (“NFS”), a wholly-owned subsidiary of FMR, LLC.

Independent Retail Execution Services

MSCO and its clearing firms monitor order flow in efforts to ensure that customers are getting the best possible trade executions.

All equity orders are routed in a manner intended to afford MSCO’s customers the most favorable terms on all orders. Customers may buy or sell fixed income securities, municipal bonds, corporate bonds, mortgage-backed securities, government sponsored enterprises, unit investment trusts, mutual funds, certificates of deposit, and other securities. These transactions are serviced by MSCO’s registered representatives.

Retail Customer Service

MSCO believes that its superior customer service enhances its ability to compete with larger brokerage firms and provides retail customers with personal service via access to dedicated customer service personnel for all of its products and services. Customer service personnel, located in MSCO’s branch offices, are cross trained to assist with all clients’ needs for a reliable experience. MSCO uses a variety of customer relationship management systems that enables representatives, in any location, to review and respond to customers’ requests in a timely manner.

Retirement Accounts

MSCO offers customers a variety of self-directed retirement accounts. Each IRA, SEP IRA, ROTH IRA, and KEOGH account can be invested in a variety of qualified investments in a consolidated account. MSCO acts as its own custodian for retirement accounts and also utilizes NFS for IRA custody. MSCO offers self-directed retirement accounts and also has registered representatives dedicated to assisting clients in meeting their retirement goals.

Customer Financing

Customer margin accounts are carried whereby money is lent to customers for a portion of the market value of marginable securities held in the customer’s account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin financing, short sale or any other transaction, MSCO assumes the risk of its customers’ failure to meet their obligations in the event of adverse changes in the market affect the value of the margined securities positions. MSCO and NFS reserve the right to set margin requirements higher than those established by the Federal Reserve System.

MSCO has established policies with respect to maximum purchase commitments for new customers or customers with inadequate collateral to support a requested purchase. When transactions occur outside normal guidelines, MSCO monitors accounts closely until their payment obligations are completed. If the customer does not meet the required commitments, MSCO takes steps to close out the position and minimize any loss. In the last five years, MSCO has not had any significant losses as a result of customers failing to meet commitments.

Siebert AdvisorNXT, Inc.

Overview

SNXT offers customers our proprietary robo-advisory technology that utilizes trading algorithms initially developed by STCH. This technology provides clients with cost-efficient, competitively priced, and automated wealth management solutions intended to maximize portfolio returns based on specific risk tolerance. The platform utilizes Nobel Prize-winning Modern Portfolio Theory (“MPT”) to create optimal portfolios for each client. We provide web-based tools to enable clients to monitor and interact with the Robo-Advisor’s automated portfolio manager application.

Siebert 2021 Form-10K 3

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

SNXT offers its clients access to investment managers and advisory services of Envestnet Asset Management, Inc. (“Envestnet”). Envestnet is registered with the SEC as an investment advisor and provides investment advisory services, technology services, and products to our advisory clients. Upon contracting to an investment strategy proposal, clients grant full discretionary authority to Envestnet to determine the securities to be bought and sold, and the amount and time of those transactions.

Products and Services

•

Managed portfolios

•

Separately managed accounts

Park Wilshire Companies, Inc.

Overview

PW is a full-service insurance agency founded in 2010. Through PW, we have expanded our product offering to include various insurance products such as fixed annuities and property and casualty insurance.

Products and Services

•

Fixed annuities

•

Personal insurance

•

Property and casualty insurance

•

Natural disaster insurance

•

Life and disability

RISE Financial Services, LLC

Overview

In December 2019, we acquired WPS Prime Services, LLC, a prime brokerage focused on providing institutional quality services to hedge funds.

In November 2021, we purchased a minority stake in Tigress Holdings, LLC, (“Tigress”) a disabled and woman-owned financial services firm, in exchange for a minority stake in RISE and shares of Siebert stock. As part of the transaction, Siebert rebranded WPS and changed its name to create RISE. Cynthia DiBartolo, Tigress’ founder, was appointed to the of CEO of RISE, as well as to the Board of Directors of Siebert and RISE. Gloria E. Gebbia was appointed to the position of Chief Impact Officer at RISE as well as to the Board of Directors of RISE.

RISE is a woman-owned, diverse financial services firm, extending Siebert’s 50+ year history of diversity, equity, and inclusion which began with Muriel Siebert. RISE Prime, a division of RISE, specializes in offering a comprehensive suite of prime brokerage services aligned with the growing mission-driven Environmental, Social and Governance (ESG) initiatives of institutional investors. RISE offers state of the art technology solutions, risk and analytic systems, capital introduction and trading capabilities that can accommodate the complex business requirements from the most sophisticated hedge funds to the growing sector of emerging managers. RISE maintains a prime clearing relationship with BNY Mellon Bank - Pershing, positioning RISE to serve as a strategic partner to institutional clients when diversity and access to best-in-class prime brokerage services matter.

Products and Services

•

Financing solutions

•

Execution services

•

Technology

•

Securities lending

•

Client service

•

Capital introductions

Siebert 2021 Form-10K 4

Siebert Technologies, LLC

Overview

STCH is a technology company initially tasked with developing a Robo-Advisor platform. Through STCH, we expanded our products and services by offering a Robo-Advisor through SXNT, and we plan to use this subsidiary for future fintech opportunities and products and services.

Strategic Acquisitions, Investments, and Partnerships

Hedge Connection

In January 2022, we acquired a minority stake in Hedge Connection, Inc. (“Hedge Connection”), a woman-owned FinTech company offering a patented enterprise capital introduction SaaS solution, branded as “FUEL.” The founder of Hedge Connection, Lisa Vioni, was appointed as President of RISE Prime – Head of Capital Introductions, and was appointed to the Board of RISE.

FUEL is a powerful platform that allows hedge fund managers to connect with a global pool of institutional investors and retain control over how their information is shared while helping allocators to streamline due diligence. FUEL provides RISE Prime with a technology solution to efficiently scale a comprehensive capital introduction program for clients.

Tigress Holdings, LLC

In November 2021, we purchased a minority stake in Tigress, the parent company of Tigress Financial Partners, LLC, (“Tigress Financial Partners”), a disabled and woman-owned financial services firm, in exchange for a minority stake in RISE and shares of Siebert stock.

Tigress Financial Partners provides institutional and high net worth investors with expertise in investment banking, capital markets, research, corporate advisory and global trade execution services, asset management and global wealth management. Tigress Financial Partners serves as a strategic diversity partner to corporate issuers, bookrunners, hedge funds and private equity firms and is the first disabled and woman-owned Floor Broker and Member of the NYSE in the Big Board’s 229-Year history.

This partnership aligns two key broker-dealers on Wall Street with a shared culture, and the transaction’s focus on ESG and charitable initiatives aligns with Cynthia DiBartolo and Gloria Gebbia’s extensive involvement with charitable organizations.

StockCross Financial Services, Inc.

Effective January 1, 2020, we acquired the remaining 85% of StockCross’ outstanding shares, and StockCross was merged with and into MSCO. As of January 1, 2020, all clearing services provided by StockCross were performed by MSCO.

The acquisition of StockCross provided new business lines such as market-making, equity stock plan services, self-clearing and custody, IRA custodianship and securities lending. Merging StockCross into MSCO increased our total net capital and assets under management and added two retail branches. StockCross also provided an equity stock plan service business line that offers integrated and comprehensive solutions to corporate service clients and employee participants.

Competition

We encounter significant competition from full-commission, online and discount brokerage firms, including zero commission firms, as well as from financial institutions, mutual fund sponsors, venture-backed technology and cryptocurrency firms, and other organizations. Although there has been consolidation in the industry in both the online and traditional brokerage business during recent years, we believe that additional competitors such as banks, insurance companies, providers of online financial and information services, and others will continue to be attracted to the brokerage industry. We compete with a wide variety of vendors of financial services for the same customers; however, our success in the financial services industry is a result of our high-quality customer service, responsiveness, products offered, and excellent executions.

Siebert 2021 Form-10K 5

Cybersecurity

Cybersecurity presents significant challenges to the business community in general, as well as to the financial services industry. Increasingly, bad actors, both domestically and internationally, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals’ and companies’ files and equipment connected to the Internet. Recently, intruders have become increasingly sophisticated and use deceptive methods to steal funds and personally identifiable information which they either take for their own purposes, release to the Internet, or hold for ransom. Regulators are increasingly requiring companies to provide more advanced levels of cybersecurity measures. We continue to maintain systems and ongoing planning measures to prevent any such attack from disrupting our services to clients as well as to prevent any loss of data concerning our clients, their financial affairs, and company-privileged information. We contract cybersecurity consultants as well as other vendors to oversee detection and defense from such attacks. Refer to Item 1A. – Risk Factors for more detail.

Regulations

Overview

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. MSCO and RISE are registered as broker-dealers with the SEC. MSCO is a member of the NYSE and the FINRA. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”), principally FINRA, which is MSCO’s and RISE’s primary regulator with respect to financial and operational compliance. These SROs adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico, and RISE is registered as a broker-dealer in 22 states and territories. These regulations affect our business operations and impose capital, client protection, and market conduct requirements.

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

Regulation Best Interest

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to RIAs. In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Regulation Best Interest and Form CRS had a compliance date of June 30, 2020.

Regulation Best Interest Rules have impacted the conduct of our business, especially with respect to our business with our retail clients. The need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the increased supervision of sales practices and transactions have increased the amount of record-keeping and training for our sales staff. The related new rules and procedures have and may continue to bring increased costs associated with compliance and enhanced technology.

Siebert 2021 Form-10K 6

We reviewed our business practices and operating models in light of the Regulation Best Interest Rules and made structural, technological and operational changes to our business leading up to the effective date of June 30, 2020 for compliance with the Regulation Best Interest Rules. As a result, we conducted thorough training of all our employees with respect to the requirements of Regulation Best Interest. Additionally, we created the Regulation Best Interest Rule’s required documents and completed each of the required mailings (both electronic and conventional) prior to the effective date. We believe that the changes made to our business processes resulted in compliance with these new requirements. As business continues to be conducted under the Regulation Best Interest Rules, it is likely that additional changes may be necessary.

SIPC

As a registered broker-dealer and FINRA member organization, MSCO is required by federal law to belong to the Securities Investor Protection Corporation (“SIPC”) which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $250,000 on claims for cash balances. SIPC is principally funded through assessments on registered broker-dealers. MSCO purchased $50 million additional account protection above SIPC coverage. Equities, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

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

Siebert 2021 Form-10K 7

Bank Secrecy Act of 1970

We conduct financial services activities that are subject to the Bank Secrecy Act of 1970 (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), which require financial institutions to develop and implement programs reasonably designed to achieve compliance with these regulations. The BSA and PATRIOT Act include a variety of monitoring, recordkeeping, and reporting requirements (such as currency transaction reporting and suspicious activity reporting) as well as identity verification and client due diligence requirements, which are intended to detect, report and/or prevent money laundering, and the financing of terrorism. In addition, we are subject to U.S. sanctions programs administered by the Office of Foreign Assets Control.

Net Capital

As registered broker-dealers, MSCO and RISE are subject to the requirements of the Exchange Act relating to broker-dealers such as minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1), “best execution” requirements for client trades under SEC guidelines and FINRA rules, and segregation of fully paid client funds and securities under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA.

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

Best Execution

As explained in SEC guidelines and FINRA rules, brokers are required to seek the “best execution” reasonably available for their clients’ orders. In part, this requires brokers to use reasonable diligence so that the price to the client is as favorable as possible under prevailing market conditions. MSCO and RISE send client orders to a number of market centers, including market makers and exchanges, which encourages competition and ensures redundancy. For non-directed client orders, it is our policy to route orders to market centers based on a number of factors that are more fully discussed in the Supplemental Materials of FINRA Rule 5310, including, where applicable, but not necessarily limited to, speed of execution, price improvement opportunities, differences in price dis-improvement, likelihood of executions, the marketability of the order, size guarantees, service levels and support, the reliability of order handling systems, client needs and expectations, transaction costs, and whether the firm will receive remuneration for routing order flow to such market centers. Price improvement is available under certain market conditions and for certain order types and we regularly monitor executions to ensure best execution standards are met.

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

Human Capital

Our success depends on our ability to attract, hire, retain and develop highly skilled professionals in a variety of specialties, including finance, technology, compliance, business development, cybersecurity and management. Due to the complexity of our business, we compete for talent with other companies, both inside and outside of our industry, and in multiple geographical areas in the U.S.

Our human capital efforts focus on establishing a culture of service that emphasizes taking care of our employees, so they can take care of our clients. To that end, we seek employees who are approachable, proactive, collaborative, agile and innovative, and who share our commitment to excellence, integrity, and service. As of March 14, 2022, we had 125 employees, one of whom was a corporate officer. None of our employees are represented by a union, and we believe that relations with our employees are good.

Siebert 2021 Form-10K 8

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

In response to the COVID-19 pandemic and for the protection of our employees, clients and business partners, we implemented remote work arrangements for nearly 100% of our employees, restricted business travel and temporarily closed some of our branch offices. As of the date of this Report we have reopened all of our branch offices.

Siebert 2021 Form-10K 9

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

The new rules and processes related thereto have and will most likely continue to involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology. In addition to the foregoing laws affecting regulation of our industry, Congress is considering various proposals to increase taxation relating to investments, which may adversely impact the volume of trading and other transactions from which we derive our revenue.

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

Our business is subject to extensive regulation in the U.S., at both the federal and state level. We are also subject to regulation by SROs and other regulatory bodies in the U.S., such as the SEC, the NYSE, FINRA, MSRB, the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico, and RISE is registered as a broker-dealer in 22 states and territories. The regulations to which MSCO and RISE are subject as broker-dealers cover all aspects of the securities business including training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees.

SNXT is registered as an investment adviser with the SEC under the Advisers Act, and its business is highly regulated. The Advisers Act imposes numerous obligations on RIAs, including fiduciary, record keeping, operational and disclosure obligations. Moreover, the Advisers Act grants broad administrative powers to regulatory agencies such as the SEC to regulate investment advisory businesses. If the SEC or other government agencies believe that SNXT has failed to comply with applicable laws or regulations, these agencies have the power to impose fines, suspensions of a registrant and individual employees or other sanctions, which could include revocation of SNXT’s registration under the Advisers Act. SNXT is also subject to the provisions and regulations of ERISA, to the extent that SNXT acts as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Our subsidiaries, RISE and MSCO, are also regulated by the National Futures Association (“NFA”) and function as a registered introducing broker.

Siebert 2021 Form-10K 10

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

Additionally, like other participants in the financial services industry, we and our subsidiaries face the risks of lawsuits by clients and risks of regulatory proceeding against us. The outcome of regulatory proceedings and client lawsuits is uncertain and difficult to predict. An adverse resolution of any regulatory proceeding or client lawsuit against us could result in substantial costs or reputational harm to us. Further, adverse proceedings could have an adverse effect on our ability to retain key registered representatives, investment advisers and wealth managers, and to retain existing clients or attract new clients, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Refer to Item 3 – Legal Proceedings for additional detail.

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

We rely on third-party platforms for information and communications systems.

We rely heavily on our data technology platforms and the platforms provided by our clearing agents. These platforms offer interfaces to our clearing service providers’ computing systems where customer account records are kept and are accessible through our data technology platforms. Our systems also utilize browser-based access and other types of data communications.

Our data technology platforms offers services used in direct relation to customer activities as well as support for corporate use. Some of these services include email and messaging, market data systems and third-party trading systems, business productivity tools and customer relationship management systems. Our data network is designed with redundancies in case a significant business disruption occurs.

We also rely on third parties that provide data center facilities, infrastructure, back-office systems for clearance, settlement and accounting, customer relationship management, compliance and risk software and systems, website functionality and access, databases, data center facilities and cloud computing, all of which are critical to our operations. To ensure reliability and to conform to regulatory requirements related to business continuity, we maintain backup systems and backup data, leverage cloud-based technology, and have a full-time offsite disaster recovery site to ensure business continuity during a potential wide-spread disruption. However, despite the preventive and protective measures in place, in the event of a wide-spread disruption of our systems or those of the third-parties upon whom we rely, our ability to satisfy the obligations to customers and other securities firms may be significantly hampered or completely disrupted.

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

Siebert 2021 Form-10K 11

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

Siebert 2021 Form-10K 12

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

•

Potential loss of clients or key employees of acquired companies; and

•

Dilution to existing stockholders.

As part of our growth strategy, we regularly consider and from time to time engage in discussions and negotiations regarding transactions such as acquisitions, mergers, combinations and partnerships within our industry. The purchase price for possible acquisitions could be paid in cash, through the issuance of Common Stock or other securities, borrowings or a combination of these methods.

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

Siebert 2021 Form-10K 13

We depend on our ability to attract and retain key personnel.

We are dependent upon our key personnel for our success and the loss of the services of any of these individuals could significantly harm our business, financial condition and operating results.

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

Certain employees, directors and affiliates of RISE and Siebert own equity in RISE Financial Services, LLC

From January 31, 2022 to the date of this Report, RISE issued and Siebert sold membership interests in RISE to certain employees, directors, and affiliates of RISE and Siebert ranging from 1% to 2% individually. This amount represented, as of the date of this Report, an aggregate of 7% of the total issued and outstanding membership interests in RISE. As of the date of this Report, Tigress owns approximately 22% of RISE. Cynthia DiBartolo is the founder and majority owner of Tigress, as well as the Chief Executive Officer of RISE and a director of Siebert. As a result, the interests of the employees, directors, and affiliates of RISE and Siebert who own equity in RISE may differ from the interests of shareholders of Siebert.

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

During the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate twice for a total of 150 basis points to near zero. These developments have had, and may continue to have, a negative impact on our revenue from interest, marketing and distribution fees.

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

Siebert 2021 Form-10K 14

Risks Related to Our Common Stock

There may be a limited public market for our Common Stock; Volatility.

11,635,458 shares of Common Stock, or approximately 36% of our shares of Common Stock outstanding, are currently held by non-affiliates as of March 14, 2022. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our Common Stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

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

Future sales of our Common Stock in the public market could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock and make it more difficult for investors to sell Common Stock at a time and price that investors deem appropriate.

In addition, on February 18, 2022, we filed a shelf registration statement on Form S-3 that was declared effective on March 2, 2022 by the SEC for the potential offering, issuance and sale by us of up to $100.0 million, subject to certain limitations, of our Common Stock, preferred stock, warrants to purchase our Common Stock and/or preferred stock, units consisting of all or some of these securities and subscription rights to purchase all or some of these securities. If we sell our Common Stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales, new investors could gain rights superior to our existing shareholders and the market price of our Common Stock may drop significantly.

The price of our Common Stock in the public markets has experienced, and may in the future experience, extreme volatility due to a variety of factors, many of which are beyond our control.

Since our Common Stock started trading on the Nasdaq Capital Market, our Common Stock has been relatively thinly traded and at times been subject to price volatility. From January 1, 2021 to January 28, 2021, the average close price of our Common Stock was $3.94 per share. On January 29, 2021, the price increased to a high of $18.50 per share and approximately 34 million shares were traded. From February 1, 2021 to February 28, 2021, the average close price was $5.60 per share. The average daily trading volume from March 1, 2021 to March 1, 2022 was approximately 271,000 shares.

We believe that the trading price of our Common Stock has at times been influenced by trading factors other than industry or Company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), speculation in the press, in the investment community, or on the internet, including on online forums and social media, about Siebert, our industry or our security’s access to margin debt, trading in options and other derivatives on our Common Stock, and the amount and status of short interest in our securities (including a “short squeeze”). A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.

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

Siebert 2021 Form-10K 15

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

Our ability to pay cash dividends on our Common Stock is also dependent on the ability of our subsidiaries to pay dividends or capital distributions to Siebert. MSCO and RISE are subject to various regulatory requirements relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for payments to Siebert. The ability of our subsidiaries to pay dividends or capital distributions to Siebert may also be subject to regulatory approval.

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

Our businesses are, and will continue to be, susceptible to economic slowdowns, recessions and volatility in the markets, which may lead to financial losses for our customers, and a decrease in revenues and operating results. In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the U.S. and the European Union, renewed concern about China’s economy, conflict with Russia and Ukraine, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel, such as might occur in the event of a wider pandemic involving COVID-19. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate negative impact on our overall results of operations.

There is intense competition in the brokerage industry.

We encounter significant competition from full-commission, no commission, online and other discount brokerage firms, as well as from financial institutions, mutual fund sponsors, venture-backed technology and cryptocurrency firms, and other organizations. Over the past several years, price wars and lower or no commission rates in the discount brokerage business in general have strengthened our competitors. In addition, while the decline of commissions has been ongoing for decades, some of our competitors charging zero commissions on trades could potentially have an adverse effect on our commission revenue.

The securities brokerage industry has experienced significant consolidation, which may continue in the future, likely increasing competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them on better terms, such as higher interest rates paid on cash held in client accounts. We believe that such changes in the industry will continue to strengthen existing competitors and attract additional competitors such as banks, insurance companies, providers of online financial and information services, and others. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than we do. We compete with a wide variety of vendors of financial services for the same customers. Many of these competitors conduct extensive marketing campaigns and may have or achieve exceptional market name recognition. We may not be able to compete effectively with current or future competitors with stronger capital position, greater name recognition or who partner or combine with other larger firms.

Siebert 2021 Form-10K 16

Some competitors in the discount brokerage business offer services which we may not offer. In addition, some competitors have continued to offer flat rate execution fees that are lower than some of our published rates. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow. Continued or increased competition from ultra-low cost, flat-fee brokers and broader service offerings from other discount brokers could limit our growth or lead to a decline in our customer base which would adversely affect our business, results of operations and financial condition. Further, if we are not able to update or adapt our products and services to take advantage of the latest technologies and standards, or are otherwise unable to offer services to mobile and desktop computing platforms to a growing self-directed investor market, it could have a material adverse effect on our ability to compete.

Lower price levels in the securities markets may reduce our profitability.

Lower price levels of securities may result in (i) reduced volumes of securities, options and futures transactions, with a consequent reduction in our commission revenues, and (ii) losses from declines in the market value of securities we hold in investment. In periods of low volume, our levels of profitability are further adversely affected because certain of our expenses remain relatively fixed. Sudden sharp declines in market values of securities and the failure of issuers and counterparties to perform their obligations can result in illiquid markets which, in turn, may result in us having difficulty selling securities. Such negative market conditions, if prolonged, may lower our revenues. A reduction in our revenues could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain 12 branch offices and customers can visit our branch offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of our activities are conducted on the Internet or by telephone and mail. We operate our business out of the following branch offices:

Approximate Square Feet
Corporate Headquarters
New York, NY - 535 Fifth Avenue	1,200

Branch Offices
Beverly Hills, CA – 190 N Canon	900
Beverly Hills, CA – 9378 Wilshire	3,500
Boca Raton, FL	1,600
Boston, MA	1,700
Calabasas, CA	3,200
Horsham, PA	2,000
Jersey City, NJ	11,000
Miami, FL	11,600
Omaha, NE	2,900
Seal Beach, CA	800
Tampa, FL	1,000
Troy, MI	300

ITEM 3. LEGAL PROCEEDINGS

We are party to certain claims, suits and complaints arising in the ordinary course of business.

For activity related to operations of StockCross prior to our acquisition of StockCross, FINRA’s Division of Enforcement is currently investigating UIT transactions that were executed by StockCross that the enforcement staff believes were terminated early. We believe that many of these transactions were UIT transactions that were the subject of our prior settlements with the Commonwealth of Massachusetts and the State of California. All of these transactions occurred prior to our acquisition of StockCross on January 1, 2020.

Siebert 2021 Form-10K 17

Management cannot at this time assess either the duration or the likely outcome or consequences of the FINRA investigation. Nevertheless, FINRA has the authority to impose sanctions on Siebert or require that it make offers of restitution to other customers who FINRA believes incurred sales charges in early liquidations of UITs. No assurances can be given that a mutual settlement with FINRA regarding the investigation can be reached or that any amount paid in settlement will not be material. Refer to Note 22 – “Commitments, Contingencies and Other” for more detail.

As of December 31, 2021, in the opinion of management, all other legal matters are without merit, or involve amounts which would not have a significant effect on our results of operations or financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Siebert 2021 Form-10K 18

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock traded on the Nasdaq Global Market until June 29, 2011 when our Common Stock started trading on the Nasdaq Capital Market, under the symbol “SIEB.”

The closing sale price of our Common Stock as reported on the Nasdaq Capital Market on March 14, 2022 was $2.00 per share. As of March 14, 2022, there were 84 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 4,731 beneficial holders of our Common Stock as of March 14, 2022.

Dividend Policy

Our Board of Directors periodically considers whether to declare dividends. In considering whether to pay such dividends, our Board of Directors will review our earnings, capital requirements, economic forecasts and such other factors as are deemed relevant. Some portion of our earnings will be retained to provide capital for the operation and expansion of our business.

Share Price Volatility

Since our Common Stock started trading on the Nasdaq Capital Market, our Common Stock has been relatively thinly traded and at times been subject to price volatility. From January 1, 2021 to January 28, 2021, the average close price of our Common Stock was $3.94 per share. On January 29, 2021, the price increased to a high of $18.50 per share and approximately 34 million shares were traded. From February 1, 2021 to February 28, 2021, the average close price was $5.60 per share. The average daily trading volume from March 1, 2021 to March 1, 2022 was approximately 271,000 shares. We have not experienced any material changes in our financial condition or results of operations that explain such price volatility or trading volume.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	NA	3,000,000
Equity compensation plans not approved by security holders	—	NA	NA
Total	—	NA	3,000,000

Unregistered Sales of Equity Securities and Use of Proceeds

On November 16, 2021, we issued 1,449,525 shares of our common stock to Tigress in consideration of an equity interest in Tigress pursuant to a certain contribution agreement, by and among Siebert, RISE, and Tigress. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Refer to Note 10 – “Equity Method Investment in Related Party” for more detail.

On August 18, 2021, we amended our common stock purchase agreement with OpenHand Holdings, Inc. (“OpenHand”), dated January 31, 2021, and, pursuant to the amendment, cancelled 329,654 shares of our common stock that we issued to OpenHand pursuant to the original stock purchase agreement. Refer to Note 11 – “Investments, Cost” for more detail.

Siebert 2021 Form-10K 19

On January 31, 2021, Siebert and OpenHand entered into a stock purchase agreement whereby Siebert acquired an interest of 5% of OpenHand common stock for consideration of a total of $2,231,000 consisting of $850,000 in cash and 329,654 restricted shares of Siebert’s common stock valued at $1,381,000 or $4.19 per share. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Refer to Note 11 – “Investments, Cost” for more detail.

On November 10, 2020, Siebert issued 150,000 shares of its restricted common stock to each of Anthony Palmeri and Gerard Losurdo, each an employee of MSCO, as part of their employment agreements. Mr. Palmeri and Mr. Losurdo each paid Siebert approximately $400,000 for their shares, which was equal to 70% of the closing price of Siebert’s common stock as reported on Nasdaq on November 9, 2020. The common stock issued to Mr. Palmeri and Mr. Losurdo was subject to a three-year restriction on transfer commencing on the day of issuance. The issuance of common stock was approved by unanimous written consent of Siebert’s board of directors. The common stock was issued to Mr. Palmeri and Mr. Losurdo as part of their employment agreements in accordance with Nasdaq Listing Rule 5635(c)(4) and pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Refer to Note 17 – “Employee Stock Purchases” for more detail.

On April 21, 2020, we entered into an agreement with InvestCloud pursuant to which InvestCloud acquired 193,906 shares of our restricted common stock. The common stock was issued on May 12, 2020 at a per share price of $5.81 (Siebert’s share price as of the close of May 12, 2020) for a total of $1.1 million for professional services to integrate InvestCloud’s software into Siebert’s existing platforms as well as its Robo-Advisor. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Refer to Note 5 – “Prepaid Service Contract” for more detail.

Effective January 1, 2020, we acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of our common stock, and StockCross was merged with and into MSCO. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Refer to Note 3 – “Acquisitions” for more detail.

Siebert 2021 Form-10K 20

ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A - Risk Factors.

Overview

We are a financial services company and provide a wide variety of financial services to our clients. We operate in the following business lines through our wholly-owned and majority-owned subsidiaries:

•

Retail brokerage business through Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and broker-dealer registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”) and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), and the National Futures Association (“NFA”). MSCO engages in the business of providing brokerage services for retail customers and trading securities for its own account.

•

Investment advisory services through Siebert AdvisorNXT, Inc. (“SNXT”), a New York corporation registered with the SEC as a Registered Investment Adviser (“RIA”) under the Investment Advisers Act of 1940. SNXT engages in providing investment advisory services to retail and high net worth clients.

•

Insurance services through Park Wilshire Companies, Inc. (“PW”), a Texas corporation and licensed insurance agency. PW provides insurance agency services to retail and institutional accounts.

•

Robo-advisory technology development through Siebert Technologies, LLC (“STCH”), a Nevada limited liability company.

•

Prime brokerage services through RISE Financial Services, LLC (“RISE”), formerly known as WPS Prime Services, LLC (“WPS”), a Delaware limited liability company and a broker-dealer registered with the SEC and NFA. RISE is a woman-owned and operated financial services firm that offers a comprehensive suite of prime brokerage services aligned with the growing mission-driven Environmental Social and Governance (“ESG”) initiatives of institutional investors.

•

StockCross Digital Solutions, Ltd. (“STXD”), an inactive subsidiary headquartered in Bermuda.

Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed-income markets. Market volatility, overall market conditions, interest rates, economic, political, and regulatory trends, and industry competition are among the factors which could affect us and which are unpredictable and beyond our control. These factors affect the financial decisions made by market participants who include investors and competitors, impacting their level of participation in the financial markets. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, as well as portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

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

Siebert 2021 Form-10K 21

Financial Impact

In the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate to near zero. This decline in interest rates led to a decrease in our revenue from interest, marketing and distribution fees, and may continue to have a negative impact on these revenue streams in the near future.

The primary financial impact on Siebert from the COVID-19 pandemic for both the year ended December 31, 2021 and 2020 was lower interest revenue resulting from lower benchmark interest rates beginning in the first quarter of 2020.

Management Response

Operations

In response to the pandemic and for the protection of our employees, clients and business partners, we implemented remote work arrangements for nearly 100% of our employees, restricted business travel and temporarily closed some of our branch offices. With our ability to meet a vast majority of our clients' needs through our technology-based platforms and services, these arrangements did not materially affect our ability to maintain our business operations. As of the date of this Report we have reopened all of our branch offices.

Expense Reduction

As of the date of this Report, we are actively involved in contract negotiations with key vendors to reduce many of our fixed costs. In addition, we successfully transitioned certain branch offices out of legacy office space into more cost-efficient locations resulting in savings related to rent and occupancy expense. We do not believe any of the changes described above will have a negative impact on the operations or financials of our business.

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

Significant Events

Purchase of Office Building in Miami

On December 30, 2021, we acquired a commercial office building and associated property located at 653 Collins Ave, Miami Beach, FL (“Miami office building”) for approximately $6.8 million. The Miami office building contains approximately 12,000 square feet of office space and will be used as one of our primary operating centers.

Transaction with Tigress Holdings, LLC

On November 16, 2021, we entered into an agreement with Tigress, a Delaware limited liability company. As part of the agreement, (i) Tigress transferred to us limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests in Tigress; and (ii) we transferred to Tigress limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests of RISE and 1,449,525 shares of Siebert common stock. For the year ended December 31, 2021, we recognized $172,000 from our equity method investment in Tigress, which is within the line item titled, “Earnings of equity method investment in related party” on the statements of income.

Tigress Financial Partners is a disabled and woman-owned financial services firm providing institutional and high net worth investors with expertise in investment banking, capital markets, research, corporate advisory and global trade execution services, asset management and global wealth management. Tigress Financial Partners serves as a strategic diversity partner to corporate issuers, bookrunners, hedge funds and private equity firms.

Siebert 2021 Form-10K 22

Relaunch of RISE Financial Services, LLC

As part of the transaction with Tigress, WPS Prime Services, LLC was renamed to RISE Financial Services, LLC, and Tigress’ founder, Cynthia DiBartolo, will continue as CEO of Tigress, and assumed the position as CEO of RISE. Gloria E. Gebbia, one of Siebert’s and RISE’s directors, assumed the position of Chief Impact Officer at RISE. Ms. DiBartolo was appointed to Siebert’s and RISE’s Board of Directors and Ms. Gebbia was appointed to Tigress’ Board of Directors.

RISE relaunched its business as a woman-owned and operated prime brokerage with a specific emphasis on aligning the mission-driven initiatives with the technological needs of institutional customers.

While we believe our expertise and industry relationships will enable us to execute our new strategic direction, our business plan for RISE is new and untested, and it is uncertain whether our efforts will attract the prime brokerage customers and revenue necessary to compete in a new market for prime customers. Any failure to adapt to these evolving trends may reduce our revenue or operating margins and could have a material adverse effect on our business, results of operations and financial condition.

Arrangements with JonesTrading and Goldman Sachs

On August 30, 2021, Goldman Sachs & Co. LLC ("GSCO") notified RISE that its clearing arrangement with RISE will be terminated.

Due to the termination of RISE’s clearing arrangement with GSCO, substantially all the revenue producing customers of RISE have transitioned to other prime service providers. Revenue from customers that have transitioned to other prime service providers was approximately $12.6 million and $13.9 million for the year ended December 31, 2021 and 2020, respectively. Pre-tax income from these customers was approximately $1.8 million and $1.3 million for the year ended December 31, 2021, and 2020, respectively.

As a result of this development, we recorded a full impairment of the RISE customer relationships intangible asset of $699,000 and RISE collected its clearing deposit from GSCO of approximately $2 million as of December 31, 2021. In addition, RISE’s institutional customer assets under management were significantly reduced in the year ended December 31, 2021.

On October 7, 2021, RISE signed an agreement with JonesTrading Institutional Services, LLC (“JonesTrading”) to transfer certain customers of RISE to JonesTrading. In exchange, JonesTrading agreed to pay RISE a percentage of the net revenue produced by those clients less any related expenses. The percentage paid to RISE related to this agreement will decline every year and the arrangement will end in October 2024. For the year ended December 31, 2021, this agreement resulted in a net expense of $22,000 as RISE was in the process of transitioning certain customers to JonesTrading. We do not anticipate the revenue related to this agreement will offset the reduction in revenue from customers that have transitioned to other prime service providers.

Contract with NFS

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS will pay us four annual credits of $100,000, which are recorded within the line item “Deferred contract incentive” on the statements of financial condition. The business development credit and annual credits will be recognized as contra expense over four years and one year, respectively, in the line item “Clearing fees, including execution costs” on the statements of income. These credits reduced our expenses for clearing fees, including executions, by $354,000 for the year ended December 31, 2021, and we anticipate an annual expense reduction of approximately $850,000 for the years thereafter through the end of the agreement.

OpenHand

On January 31, 2021, we entered into a stock purchase agreement with OpenHand Holdings, Inc. (“OpenHand”) whereby we acquired an interest of 5% of OpenHand common stock for consideration of a total of $2,231,000 consisting of $850,000 in cash and 329,654 restricted shares of our common stock valued at $1,381,000 or $4.19 per share. We intended to develop a subscription-based brokerage platform with OpenHand, providing zero-commission trading for equity and option transactions and crediting its members daily with rebates of revenues generated by the clients, less operational expenses.

The value of our restricted stock was determined using the thirty-day trading average. We agreed to register the shares issued to OpenHand by filing a selling shareholder registration statement. We also received an option to purchase an additional 7.5% of OpenHand for approximately $4.5 million, based upon a $60 million valuation of OpenHand. This option expires 18 months after the launch of the OpenHand platform.

Siebert 2021 Form-10K 23

On August 18, 2021, we agreed with OpenHand to terminate our working relationship. In connection therewith, Siebert and OpenHand amended and restated their January 31, 2021 stock purchase agreement to provide that we would pay $850,000 in cash in exchange for 2% of the outstanding common stock of OpenHand as of January 31, 2021, and receive a 15-month option to purchase an additional 2% of the outstanding common stock of OpenHand at an exercise price equal to a company valuation of $42.5 million. The parties agreed to rescind OpenHand’s purchase of the 329,654 restricted shares of our common stock.

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

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Total Assets Under Management

	As of December 31,
	2021	2020
Total assets under management (in billions)	$17.3	$16.2

•

Total assets under management represents the total of our retail and institutional customer net worth

Client Account Metrics – Retail Customers

	As of December 31,
	2021	2020
Retail customer net worth (in billions)	$16.8	$14.6
Retail customer margin debit balances (in billions)	$0.5	$0.5
Retail customer credit balances (in billions)	$0.8	$0.7
Retail customer money market fund value (in billions)	$0.8	$0.8
Retail customer accounts	115,380	110,699

•

Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

Siebert 2021 Form-10K 24

•

Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions

•

Retail customer credit balances represents client cash held in brokerage accounts

•

Retail customer money market fund value represents all retail customers accounts invested in money market funds

•

Retail customer accounts represents the number of retail customers

Client Account Metrics – Institutional Customers

	As of December 31,
	2021	2020
Institutional customer net worth (in billions)	$0.5	$1.6

•

Institutional customer net worth represents the total value of securities and cash in the institutional customer accounts after deducting margin debits and short positions.

Siebert 2021 Form-10K 25

Client Activity Metrics

	Year Ended December 31,
	2021	2020
Total retail trades	472,540	471,662

•

Total retail trades represent client trades through our subsidiary MSCO

Statements of Income and Financial Condition

Overview

The following table sets forth metrics we use in analyzing our financial performance for the periods indicated:

	Year Ended December 31,
	2021	2020
Revenue	$67,507,000	$54,872,000
Income before provision for income taxes	$6,754,000	$3,196,000
Net income available to common stockholders	$5,063,000	$2,975,000

Statements of Income for the Year Ended December 31, 2021 and 2020

Revenue

Commissions and fees for the year ended December 31, 2021 were $18,252,000 and decreased by $1,927,000 from the corresponding period in the prior year, primarily due to a loss in institutional customers due to the termination of GSCO’s clearing agreement with RISE.

Interest, marketing and distribution fees for the year ended December 31, 2021 were $12,897,000 and decreased by $1,298,000 from the corresponding period in the prior year, primarily due to the reduction of 12b-1 fees from money market funds and lower interest received on bank deposits from our retail customers of an aggregate of approximately $2 million. This decrease was partially offset by an increase of approximately $0.7 million in interest revenue from institutional customers that have since transitioned to other prime brokerages.

Principal transactions for the year ended December 31, 2021 were $15,647,000 and increased by $3,797,000 from the corresponding period in the prior year, primarily due to strong market conditions during 2021.

Market making for the year ended December 31, 2021 was $5,897,000 and increased by $3,855,000 from the corresponding period in the prior year, primarily due to favorable market conditions during 2021.

Siebert 2021 Form-10K 26

Stock borrow / stock loan for the year ended December 31, 2021 was $11,864,000 and increased by $7,819,000 from the corresponding period in the prior year, primarily due to the addition of key personnel, expansion of our stock locate revenues, and additional securities lending and locate counterparty relationships. The increase in this business line was a significant component of the increase in our income before provision for income taxes for the year ended December 31, 2021 from the corresponding period in the prior year.

Advisory fees for the year ended December 31, 2021 were $1,668,000 and increased by $526,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line and favorable market conditions.

Other income for the year ended December 31, 2021 was $1,282,000 and decreased by $137,000 from the corresponding period in the prior year, primarily due to a reduction in foreign exchange volumes and a decrease in institutional custody fees.

Operating Expenses

Employee compensation and benefits for the year ended December 31, 2021 were $36,424,000 and increased by $7,922,000 from the corresponding period in the prior year, primarily due to increased commission payouts corresponding to the increase in principal transactions, market making, and stock borrow / stock loan revenue in 2021. This increase was partially offset by a decrease in commissions payouts from RISE related to the loss of institutional customers.

Clearing fees, including execution costs for the year ended December 31, 2021 were $4,817,000 and decreased by $290,000 from the corresponding period in the prior year, primarily due to the recognition of the business development credit and annual credits from NFS as contra expense in 2021.

Technology and communications expenses for the year ended December 31, 2021 were $4,762,000 and increased by $140,000 from the corresponding period in the prior year, primarily due to an increase in software licenses and technology support services.

Other general and administrative expenses for the year ended December 31, 2021 were $3,686,000 and increased by $1,322,000 from the corresponding period in the prior year, primarily due to an increase in regulatory fees and exchange fees related to incremental trading volumes and counterparties, as well as an increase in office expenses and insurance cost.

Data processing expenses for the year ended December 31, 2021 were $2,849,000 and increased by $52,000 from the corresponding period in the prior year, primarily due to an increase in our service bureau costs.

Rent and occupancy expenses for the year ended December 31, 2021 were $1,930,000 and decreased by $837,000 from the corresponding period in the prior year, primarily due to a decrease in rent from our transition out of legacy office space into more cost-efficient locations as well as the termination of certain leases within RISE.

Professional fees for the year ended December 31, 2021 were $2,695,000 and decreased by $169,000 from the corresponding period in the prior year, primarily due to a decrease in legal fees.

Depreciation and amortization expenses for the year ended December 31, 2021 were $1,445,000 and decreased by $121,000 from the corresponding period in the prior year, primarily due to the full impairment of the RISE customer relationships intangible asset in August 2021.

Referral fees for the year ended December 31, 2021 were $1,213,000 and increased by $475,000 from the corresponding period in the prior year, primarily due to RISE entering into a referral fee arrangement with a significant customer in 2021.

Impairment loss for the year ended December 31, 2021 was $699,000 and increased by $699,000 from the corresponding period in the prior year, primarily due to the impairment of the RISE customer relationships intangible asset due to the termination of RISE’s clearing arrangement with GSCO.

Interest expense for the year ended December 31, 2021 was $361,000 and increased by $12,000 from the corresponding period in the prior year, primarily due to a full year of interest on the line of credit with East West Bank in 2021, partially offset by a reduction in notes payable related party in 2021.

Advertising expense for the year ended December 31, 2021 was $44,000 and increased by $44,000 from the corresponding period in the prior year, due to an increase in various promotional expenses.

Earnings of Equity Method Investment in Related Party

Earnings of equity method investment in related party for the year ended December 31, 2021 was $172,000 and increased by $172,000 from the corresponding period in the prior year, due to the Company recognizing its proportional earnings from Tigress for 2021.

Siebert 2021 Form-10K 27

Provision For Income Taxes

Provision for income taxes for the year ended December 31, 2021 was $1,721,000 and increased by $1,500,000 from the corresponding period in the prior year. Refer to Note 19 – “Income Taxes” for additional detail.

Net Loss Attributable to Noncontrolling Interests

We are the majority owner of RISE, as such, operate and control all of the business and affairs of RISE and consolidate RISE’s financial results into our financial statements. As of December 31, 2021, we held approximately 76% ownership interest in RISE, and Tigress held 24% ownership interest in RISE. We reflect Tigress’ ownership of RISE as a noncontrolling interest in our financial statements. The net loss attributable to noncontrolling interests for the two months and the year ended December 31, 2021 was $30,000, and increased by $30,000 from the corresponding period in the prior year.

Statements of Financial Condition as of December 31, 2021 and 2020

Assets

Assets as of December 31, 2021 were $1,404,235,000 and increased by $31,248,000 from December 31, 2020, primarily due to an increase in securities borrowed. In addition, there was an increase in property related to the purchase of the Miami office building and our equity method investment in Tigress; however, these were substantially offset by a decrease in receivables from customers and receivables from broker-dealers and clearing organizations.

Liabilities

Liabilities as of December 31, 2021 were $1,353,729,000 and increased by $18,728,000 from December 31, 2020, primarily due to an increase in securities loaned, debt from the mortgage with East West Bank, as well as the deferred contract incentive from NFS.

Liquidity and Capital Resources

Overview

In terms of the overall performance of the business in relation to liquidity, for the periods presented, we have had strong operating cash flows despite lower interest rates and the effects of COVID-19. We also have had sufficient cash flows to meet liquidity needs and believe our ability to generate cash flows will continue into the foreseeable future.

As of December 31, 2021, we had a variety of sources of borrowing capability such as a short-term overnight demand borrowing with BMO Harris Bank, notes payable to Gloria E. Gebbia, and a line of credit and a mortgage with East West Bank.

The indicators of our liquidity are cash and cash equivalents, and as of the date of this Report, there are no known or material events that would require us to use large amounts of our liquid assets to cover expenses. As of December 31, 2021, we had a sufficient amount of remaining availability on our various credit lines to facilitate incremental capital needs.

We believe that our operating cash flows, cash and cash equivalents, borrowing capacity, and overall access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Shelf Registration Statement

On February 18, 2022, we filed a shelf registration statement on Form S-3 that was declared effective on March 2, 2022 by the SEC for the potential offering, issuance and sale by us of up to $100.0 million of our Common Stock, preferred stock, warrants to purchase our Common Stock and/or preferred stock, units consisting of all or some of these securities and subscription rights to purchase all or some of these securities. The registration statement was filed in reliance on General Instruction I.B.6 of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. Assuming we remain subject to General Instruction I.B.6, at the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6 may not exceed one-third of the aggregate market value of our outstanding Common Stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.

Siebert 2021 Form-10K 28

Cash and Cash Equivalents

Our cash and cash equivalents are unrestricted and are used primarily to fund our working capital needs. Our cash and cash equivalents as of December 31, 2021 and 2020 were approximately $3.8 million and $3.6 million, respectively.

Net Capital, Reserve Accounts, Segregation of Funds, and Other Regulatory Requirements

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) and the Customer Protection Rule (15c3-3) of the Securities Exchange Act of 1934 and maintains capital and segregated cash reserves in excess of regulatory requirements. Requirements under these regulations may vary; however, MSCO has adequate reserves and continency funding plans in place to sufficiently meet any regulatory requirements. In addition to net capital requirements, as a self-clearing broker-dealer, MSCO is subject to cash deposit and collateral requirements with clearing houses, such as the DTCC and the Options Clearing Corporation, which may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility.

RISE, as a member of FINRA, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. RISE is also subject to the CFTC's minimum financial requirements which require that RISE maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1.

MSCO can transfer funds to Siebert as long as it maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the year ended December 31, 2021 and 2020, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 20 – “Capital Requirements” for more detail on our capital requirements.

Sources of Liquidity

Mortgage with East West Bank

On December 30, 2021, we entered into a mortgage with East West Bank for approximately $4 million to finance part of the purchase of the Miami office building.

Our obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The agreement contains certain financial and non-financial covenants, and as of December 31, 2021, we have an unused commitment of $338,000 with East West Bank which we intend to use for the build out of the Miami office building. Refer to Note 13 – “Long-Term Debt” for additional detail on this agreement.

Future remaining annual minimum principal payments for the mortgage with East West Bank as of December 31, 2021 were as follows:

Amount
2022	$—
2023	70,000
2024	78,000
2025	81,000
2026	84,000
Thereafter	3,737,000
Total	$4,050,000

Siebert 2021 Form-10K 29

Line of Credit with East West Bank

On July 22, 2020, we entered into a loan and security agreement with East West Bank. In accordance with the terms of this agreement, we have the ability to borrow term loans in an aggregate principal amount not to exceed $10 million during the two-year period after July 22, 2020. The agreement contains certain financial and non-financial covenants, and our obligation under the agreement is guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia, Gloria E. Gebbia and a trust for which they are mutually co-trustees.

As of December 31, 2021, we have drawn down a $5.0 million term loan under this agreement which has an outstanding balance of $3.7 million. We have an additional $5.0 million remaining to draw down from this line of credit. Both lending agreements with East West Bank are considered senior debt facilities. Refer to Note 13 – “Long-Term Debt” for additional detail on this agreement.

Future remaining annual minimum principal payments for the line of credit with East West Bank as of December 31, 2021 were as follows:

Amount
2022	$998,000
2023	998,000
2024	1,661,000
Total	$3,657,000

Notes Payable – Related Party

As of December 31, 2021 and 2020, we had $7 million and $5.2 million, respectively, in notes payable to Gloria E. Gebbia. As of December 31, 2021, these notes payable have maturity dates in 2022 and we have sufficient liquidity to meet all maturities of these notes. Refer to Note 14 – “Notes Payable - Related Party” for additional detail.

Overnight Financing

As of December 31, 2021, we had an available line of credit for short term overnight demand borrowing of up to $15 million with BMO Harris Bank. As of December 31, 2020, we had $15 million line of credit with BMO Harris Bank and a $15 million line of credit with Texas Capital Bank, the latter of which was not renewed as of December 31, 2021. The removal of this line of credit was the result of Texas Capital Bank exiting the business line and did not impact our ability to meet liquidity requirements.

As of December 31, 2021, we had no outstanding loan balance and there were no commitment fees or other restrictions on this line of credit. MSCO utilizes customer or firm securities as a pledge for short-term borrowing needs.

Statements of Cash Flows

The total changes in our statements of cash flows are not necessarily indicative of the ongoing results of our business as we have customer assets and liabilities on our statements of financial condition.

For the year ended December 31, 2021, we had positive operating cash flow. We had investing cash outflows related to the purchase of the Miami office building, equity of OpenHand, software assets and miscellaneous office facilities. We had financing cash inflow related to the mortgage from East West Bank to finance part of the purchase of the Miami office building as well as an incremental notes payable from Gloria E. Gebbia.

For the year ended December 31, 2020, we had positive operating cash flow and a minor investing cash outflow related to software development. We had a financing cash inflow for the line of credit secured with East West Bank and for the shares issued for employee stock purchases, which was partially offset by a financing cash outflow for the maturation of a portion of the notes payable from Gloria E. Gebbia.

Our cash and cash equivalents as of December 31, 2021 were approximately $3.8 million and increased from the same period in the prior year. There is an estimated $700,000 in build out costs for the Miami office building that will be incurred in 2022, of which approximately 50% will be financed by East West Bank. We believe we will have sufficient cash flows to fund our operations for the foreseeable future.

Siebert 2021 Form-10K 30

Leases

As of December 31, 2021, the remaining balance of our lease payments for 2022 for operating leases with initial terms of greater than one year was $1.3 million. The remaining balance of the lease payments for these leases after 2022 was $1.8 million. Refer to Note 9 – “Leases” for more detail on our lease arrangements and corresponding disclosures.

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk.

In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss.

Our customer securities activities are transacted on either a cash or margin basis. In margin transactions, we extend credit to our customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, we execute and clear customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. As of December 31, 2021, we had margin loans extended to customers of approximately $0.6 billion, of which $84.2 million is within the line item “Receivables from customers” on the statements of financial condition.

Such transactions may expose us to off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy obligations, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.

We seek to control the risks associated with our customer activities by requiring customers to maintain margin collateral in compliance with various regulatory requirements and internal guidelines which meet or exceed regulatory requirements. We monitor required margin levels daily and pursuant to such guidelines, require customers to deposit additional collateral or to reduce positions when necessary.

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

There were no material losses for unsettled customer transactions for the year ended December 31, 2021 and 2020.

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

Siebert 2021 Form-10K 31

As of December 31, 2021, we recorded an uncertain tax position of $2,418,000 related to various tax matters. As of December 31, 2020, we recorded an uncertain tax position of $1,105,000 related primarily to our 2017 to 2019 amended tax returns, as the anticipated tax refunds exceed the amount that meets the more-likely-than-not recognition threshold.

We recognize interest and penalties related to unrecognized tax benefits on the provision for income taxes line item in the statements of income. Accrued interest and penalties would be included on the related tax liability line in the statements of financial condition.

Long Term Contracts

Contract with NFS

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS will pay us four annual credits of $100,000 over the term of the agreement. The amendment also provides for an early termination fee; however, as of December 31, 2021, we do not expect to terminate the contract with NFS before the end of the contract term. Refer to Note 15 – “Deferred Contract Incentive” and Note 22 – “Commitments, Contingencies and Other” for additional detail.

Prepaid Service Contract

We entered into an agreement with InvestCloud for development work related to our online platform. As part of this agreement, we have an obligation to pay for the license fees associated with the InvestCloud Platform for a three-year term. Refer to Note 5 – “Prepaid Service Contract” for additional detail.

Related Party Disclosures

During the course of business, we enter into various agreements and transactions with related parties. Refer to Note 24 – “Related Party Disclosures” for additional detail.

Fair Value Measurements

We have securities that are valued using the fair value framework under ASC 820 within our assets and liabilities as of December 31, 2021 and 2020. The majority of these assets are level 1 U.S. government securities and equity securities and level 2 equity securities in the line item “Securities owned, at fair value” on the statements of financial condition. The liabilities consist of relatively small amounts of level 2 equity securities in the line item “Securities sold, not yet purchased, at fair value.” Refer to Note 6 – “Fair Value Measurements” for additional detail.

Impairment

We have concluded as of December 31, 2021 that there has been no impairment to the carrying value of Siebert’s goodwill and tangible assets. However, due to the termination of RISE’s clearing arrangement with GSCO, substantially all of the revenue producing customers of RISE have transitioned to other prime service providers. The forecasted revenue associated with RISE’s historical customer base was determined to be minimal. As such, we determined that the RISE customer relationships intangible asset was fully impaired, resulting in an impairment loss of $699,000 for the year ended December 31, 2021. Refer to Note 12 – “Goodwill and Intangible Assets, Net” for additional information.

Segment

We concluded as of December 31, 2021, Siebert is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of Siebert from a consolidated perspective.

Subsequent Events

From January 31, 2022 to the date of this Report, RISE issued and Siebert sold membership interests in RISE to certain employees, directors, and affiliates of RISE and Siebert. This amount represented, as of the date of this Report, an aggregate of 7% of the total issued and outstanding membership interests in RISE.

Siebert 2021 Form-10K 32

Transaction with Hedge Connection

On January 21, 2022, RISE entered into an agreement with Hedge Connection, Inc. (“Hedge Connection”), a Florida corporation and a woman-owned fintech company founded by Lisa Vioni that provides capital introduction software solutions for the prime brokerage industry.

Pursuant to the agreement, Hedge Connection transferred to RISE common stock representing twenty percent (20%) of the outstanding post-closing issued and outstanding capitalization in Hedge Connection and an option from Ms. Vioni to acquire 100% of the remaining interest in Hedge Connection at fair value market at the time of the option exercise, provided such valuation of Hedge Connection is not less than $5 million for a consideration of $1,000,000. This consideration is to be paid in three cash installments over 180 days totaling $600,000 as well as approximately 3.33% of the issued and outstanding membership interests of RISE.

In addition, RISE acquired a technology license agreement from Hedge Connection to use its capital introduction software, Fintroz, for an annual license fee of $250,000, Ms. Vioni provided RISE with the right to appoint one director to the Board of Directors of Hedge Connection, and Ms. Vioni was appointed to the Board of Directors of RISE as well as to the position of President of RISE Prime – Capital Introduction, a division of RISE.

Shelf Registration Statement

On February 18, 2022, Siebert filed a shelf registration statement on Form S-3 with the SEC, File No. 333-262895, pursuant to General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”), that was declared effective on March 2, 2022 (the “Registration Statement”). Siebert may from time to time sell any combination of the securities described in the Registration Statement in one or more offerings up to an aggregate offering price of $100.0 million; provided, however, at the time Siebert sells securities pursuant to the Registration Statement, the amount of securities to be sold plus the amount of any securities it has sold during the prior twelve months in reliance on General Instruction I.B.6 may not exceed one-third of the aggregate market value of Siebert’s outstanding Common Stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6 while Siebert remains subject to the Baby Shelf Rule.

Other Items

On September 17, 2021, Siebert’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”) at Siebert’s 2021 Annual Meeting of Shareholders. The Plan provides for the grant of stock options, restricted stock, and other equity awards of Siebert’s common stock to employees, officers, consultants, directors, affiliates, and other service providers of Siebert. There are 3 million shares reserved under the Plan, and Siebert issued no securities under the Plan for the year ended December 31, 2021.

Legal and Regulatory Matters

We are party to certain claims, suits and complaints arising in the ordinary course of business. All of the below legal matters are related to activities related to operations of StockCross Financial Services, Inc. (“StockCross”), prior to our acquisition of StockCross on January 1, 2020.

On July 14, 2021, StockCross entered into a Letter of Acceptance, Waiver, and Consent with FINRA in connection with alleged excessive trading and suitability violations by a registered representative of StockCross in a customer’s account, supervisory failures to comply with supervisory requirements relating to certain equity and options and stock lending transactions, and certain record keeping requirements. Pursuant to the consent, we agreed to a censure, pay a fine of $250,000, and made an undertaking to retain an independent consultant to conduct a comprehensive review of our compliance with suitability rules in connection with solicited equity and options transactions, as well as possession-or-control requirements in connection with the firm’s stock loan business. As of December 31, 2021, this legal matter has been resolved and we paid $250,000 for the year ended December 31, 2021, which is within the line item “Other general and administrative” in the statement of income.

On July 9, 2021, StockCross entered into a Consent Order with the California Department of Financial Protection and Innovation in connection with alleged supervisory failures relating to the sale of Unit Investment Trusts to six customers. Pursuant to the consent order, we agreed to desist and refrain from violations of California law relating to supervision by broker-dealers, to make a payment of $100,000 to the California Department of Financial Protection and Innovation for administrative costs, and to offer restitution of commissions of approximately $315,000 in aggregate to the six customers. We paid $100,000 for the year ended December 31, 2021 related to this legal matter, which is within the line item “Other general and administrative” in the statements of income. As of December 31, 2021, this legal matter has been resolved and the six customers rejected the offer of restitutions.

For activity related to operations of StockCross prior to our acquisition of StockCross, FINRA’s Division of Enforcement is currently investigating UIT transactions that were executed by StockCross that the enforcement staff believes were terminated early. We believe that many of these transactions were UIT transactions that were the subject of our prior settlements with the Commonwealth of Massachusetts and the State of California. All of these transactions occurred prior to our acquisition of StockCross on January 1, 2020. Management cannot at this time assess either the duration or the likely outcome or consequences of the FINRA investigation. Nevertheless, FINRA has the authority to impose sanctions on us or require that it make offers of restitution to other customers who FINRA believes incurred sales charges in early liquidations of UITs. No assurances can be given that a mutual settlement with FINRA regarding the investigation can be reached or that any amount paid in settlement will not be material.

Siebert 2021 Form-10K 33

As of December 31, 2021, all other legal matters are without merit or involve amounts which would not have a material impact on our results of operations or financial position.

New Accounting Standards

We have determined that all accounting standards and policies adopted in the year ended December 31, 2021 did not have a material impact on our financial statements. Refer to Note 2 – “Summary of Significant Accounting Policies” for additional detail.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make judgments and estimates that may have a significant impact on our financial results. We believe that the following areas are particularly subject to management's judgments and estimates and could materially affect our results of operations and financial position. Refer to Note 2 – “Summary of Significant Accounting Policies” for additional detail on our significant accounting policies.

Revenue recognition

We have appropriate revenue recognition policies for each our revenue streams. Refer to Note 16 – “Revenue Recognition” for additional detail on our revenue recognition policies.

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

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Siebert 2021 Form-10K 34

We recognize interest and penalties related to unrecognized tax benefits on the provision for income taxes line in the statements of income. Accrued interest and penalties would be included on the related tax liability line in the statements of financial condition.

Goodwill and other intangible assets

Goodwill is recognized as a result of business combinations and represents the excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets acquired.

The valuation of goodwill and acquired intangible assets requires significant judgment and estimates by management. For example, the valuation of certain intangible assets required management’s estimates of future earnings and cash flows as well as judgment in determining market approaches. The useful life of the finite lived intangible assets was determined based on management's estimate of the period over which those intangible assets were expected to provide economic benefit. Management applies judgment in conducting impairment testing for goodwill and intangible assets, including estimates of fair value based on the income or market approach and estimates required to determine the useful lives of finite lived intangible assets.

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

We have concluded that as of December 31, 2021, there has been no impairment to the carrying value of Siebert’s goodwill; however, there has been an impairment of $699,000 to the RISE customer relationships intangible asset for the year ended December 31, 2021 due to the termination of GSCO’s clearing arrangement with RISE.

Refer to Note 2 – “Summary of Significant Accounting Policies” and Note 12 – “Goodwill and Intangible Assets, Net” for additional detail.

Accruals for contingent liabilities

Accruals for contingent liabilities related to legal and regulatory claims as well as employee healthcare expenses under our self-insured plan reflect an estimate of probable losses. In making such estimates for legal and regulatory claims, we consider many factors, including the progress of the matter, prior experience and the experience of others in similar matters, available defenses, insurance coverage, indemnification provisions and the advice of legal counsel and other experts. In making such estimates for employee healthcare expenses, we consider many factors, including trends of our health insurance expenses and our insurance reserve limits. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that we will not incur liabilities in excess of recorded reserves or in excess of our insurance limits. Significant judgment is required in making these estimates, and the actual cost may be materially different than the estimated costs. Refer to Note 22 – “Commitments, Contingencies and Other” for additional detail.

Allowance for credit losses

Management adopted CECL for Siebert which changed the methodology for estimating the allowance for credit losses from an incurred loss model to current expected loss model. Management applied quantitative and qualitative assessments in determining the risk characteristics and pooling different assets that are carried at amortized cost. Management applied the collateral maintenance practical expedient for the secured receivables and fully reserved the unsecured assets that are greater than 90 days past due. Adoption of CECL did not have a material impact on the financial statements due to the existing credit management policies and short-term nature of the assets.

Siebert 2021 Form-10K 35

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

Siebert 2021 Form-10K 36

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP.

Siebert 2021 Form-10K 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 23)

To the Shareholders and the Board of Directors of Siebert Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. & Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2017.

New York, New York

March 30, 2022

Siebert 2021 Form-10K 38

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2021	December 31, 2020
ASSETS

Current assets
Cash and cash equivalents	$3,758,000	$3,632,000
Cash and securities segregated for regulatory purposes	326,826,000	324,924,000
Receivables from customers	85,327,000	95,358,000
Receivables from broker-dealers and clearing organizations	8,185,000	15,815,000
Receivables from non-customers	81,000	—
Other receivables	2,242,000	1,692,000
Prepaid service contract - current	709,000	809,000
Prepaid expenses and other assets	1,596,000	2,095,000
Securities borrowed	939,518,000	905,785,000
Securities owned, at fair value	3,991,000	2,623,000
Total Current assets	1,372,233,000	1,352,733,000

Deposits with broker-dealers and clearing organizations	5,541,000	7,209,000
Prepaid service contract – non-current	295,000	1,004,000
Property, office facilities, and equipment, net	7,463,000	762,000
Software, net	752,000	1,334,000
Lease right-of-use assets	2,662,000	2,290,000
Equity method investment in related party	8,156,000	—
Investments, cost	850,000	—
Deferred tax assets	4,294,000	4,857,000
Intangible assets, net	—	809,000
Goodwill	1,989,000	1,989,000
Total Assets	$1,404,235,000	$1,372,987,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$376,670,000	$380,524,000
Payables to non-customers	17,430,000	11,570,000
Drafts payable	1,804,000	4,021,000
Payables to broker-dealers and clearing organizations	254,000	1,810,000
Accounts payable and accrued liabilities	3,677,000	3,777,000
Taxes payable	1,748,000	—
Securities loaned	931,735,000	920,811,000
Securities sold, not yet purchased, at fair value	24,000	21,000
Notes payable - related party	7,000,000	5,200,000
Current portion of lease liabilities	1,234,000	1,314,000
Current portion of long-term debt	998,000	998,000
Current portion of deferred contract incentive	808,000	—
Total Current liabilities	1,343,382,000	1,330,046,000

Lease liabilities, less current portion	1,699,000	1,298,000
Long-term debt, less current portion	6,710,000	3,657,000
Deferred contract incentive, less current portion	1,938,000	—
Total Liabilities	1,353,729,000	1,335,001,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 32,403,235 and 30,953,710 shares issued and outstanding as of December 31, 2021 and 2020, respectively	324,000	309,000
Additional paid-in capital	27,967,000	21,768,000
Retained earnings	20,972,000	15,909,000
Total Stockholders’ equity	49,263,000	37,986,000
Noncontrolling interests	1,243,000	—
Total Equity	50,506,000	37,986,000

Total Liabilities and Equity	$1,404,235,000	$1,372,987,000

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2021 Form-10K 39

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020
Revenue
Commissions and fees	$18,252,000	$20,179,000
Interest, marketing and distribution fees	12,897,000	14,195,000
Principal transactions	15,647,000	11,850,000
Market making	5,897,000	2,042,000
Stock borrow / stock loan	11,864,000	4,045,000
Advisory fees	1,668,000	1,142,000
Other income	1,282,000	1,419,000
Total Revenue	67,507,000	54,872,000

Expenses
Employee compensation and benefits	36,424,000	28,502,000
Clearing fees, including execution costs	4,817,000	5,107,000
Technology and communications	4,762,000	4,622,000
Other general and administrative	3,686,000	2,364,000
Data processing	2,849,000	2,797,000
Rent and occupancy	1,930,000	2,767,000
Professional fees	2,695,000	2,864,000
Depreciation and amortization	1,445,000	1,566,000
Referral fees	1,213,000	738,000
Impairment loss	699,000	—
Interest expense	361,000	349,000
Advertising and promotion	44,000	—
Total Expenses	60,925,000	51,676,000

Earnings of equity method investment in related party	172,000	—

Income before provision for income taxes	6,754,000	3,196,000
Provision for income taxes	1,721,000	221,000
Net income	5,033,000	2,975,000
Less net loss attributable to noncontrolling interests	(30,000)	—
Net income available to common stockholders	$5,063,000	$2,975,000

Net income available to common stockholders per share of common stock
Basic and diluted	$0.16	$0.10

Weighted average shares outstanding
Basic and diluted	31,316,119	30,637,794

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2021 Form-10K 40

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance – January 1, 2020	27,157,188	$271,000	$7,641,000	$12,869,000	$20,781,000	$—	$20,781,000
Shares issued for StockCross purchase	3,302,616	33,000	12,256,000	65,000	12,354,000	—	12,354,000
Shares issued for payment of professional services	193,906	2,000	1,125,000	—	1,127,000	—	1,127,000
Employee stock purchases	300,000	3,000	797,000	—	800,000	—	800,000
Adjustment for deferred tax asset valuation	—	—	(51,000)	—	(51,000)	—	(51,000)
Net income	—	—	—	2,975,000	2,975,000	—	2,975,000
Balance – December 31, 2020	30,953,710	$309,000	$21,768,000	$15,909,000	$37,986,000	$—	$37,986,000
Shares issued for OpenHand transaction	329,654	3,000	1,378,000	—	1,381,000	—	1,381,000
Shares retired from OpenHand transaction	(329,654)	(3,000)	(1,315,000)	—	(1,318,000)	—	(1,318,000)
Shares issued for Tigress Transaction	1,449,525	15,000	6,136,000	—	6,151,000	1,273,000	7,424,000
Net income	—	—	—	5,063,000	5,063,000	(30,000)	5,033,000
Balance – December 31, 2021	32,403,235	$324,000	$27,967,000	$20,972,000	$49,263,000	$1,243,000	$50,506,000

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2021 Form-10K 41

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$5,033,000	$2,975,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	523,000	479,000
Depreciation and amortization	1,445,000	1,566,000
Net lease liabilities	(51,000)	(136,000)
Loss on sale of OpenHand common stock	63,000	—
Impairment loss	699,000	—
Earnings of equity method investment in related party	(172,000)	—

Changes in
Receivables from customers	10,031,000	(9,027,000)
Receivables from non-customers	(81,000)	—
Receivables from and deposits with broker-dealers and clearing organizations	9,298,000	(14,549,000)
Securities borrowed	(33,733,000)	(712,256,000)
Securities owned, at fair value	(1,368,000)	395,000
Prepaid expenses and other assets	(51,000)	(2,055,000)
Prepaid service contract	809,000	(686,000)
Payables to customers	(3,854,000)	72,433,000
Payables to non-customers	5,860,000	3,507,000
Drafts payable	(2,217,000)	1,187,000
Payables to broker-dealers and clearing organizations	(1,556,000)	1,287,000
Accounts payable and accrued liabilities	(100,000)	1,334,000
Securities loaned	10,924,000	750,368,000
Securities sold, not yet purchased, at fair value	3,000	(95,000)
Interest payable	—	(10,000)
Taxes payable	1,292,000	—
Deferred contract incentive	2,746,000	—
Net cash provided by operating activities	5,543,000	96,717,000

Cash Flows From Investing Activities
Equity method investment in related party	(64,000)	—
Purchase of Openhand common stock	(850,000)	—
Purchase of office facilities and equipment	(296,000)	(13,000)
Purchase of property	(6,815,000)	—
Purchase of software	(343,000)	(397,000)
Net cash used in investing activities	(8,368,000)	(410,000)

Cash Flows From Financing Activities
Notes payable – related party	1,800,000	(2,800,000)
Long-term debt	3,053,000	4,655,000
Employee stock purchases	—	800,000
Net cash provided by financing activities	4,853,000	2,655,000

Net increase in cash and cash equivalents, and cash and securities segregated for regulatory purposes	2,028,000	98,962,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	328,556,000	229,594,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of year	$330,584,000	$328,556,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of year	$3,758,000	$3,632,000
Cash and securities segregated for regulatory purposes - end of year	326,826,000	324,924,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of year	$330,584,000	$328,556,000

Supplemental cash flow information
Cash paid / (refunds received) during the year for income taxes	$(642,000)	$167,000
Cash paid during the year for interest	$361,000	$359,000

Non-cash investing and financing activities
Shares issued for payment of professional services	$—	$1,127,000
Equity method investment in related party	$7,920,000	$—

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2021 Form-10K 42

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Overview

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned and majority-owned subsidiaries:

•

Retail brokerage business through Muriel Siebert & Co., Inc. (“MSCO”), a Delaware corporation and broker-dealer registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”) and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), and the National Futures Association (“NFA”). MSCO engages in the business of providing brokerage services for retail customers and trading securities for its own account.

•

Investment advisory services through Siebert AdvisorNXT, Inc. (“SNXT”), a New York corporation registered with the SEC as a Registered Investment Adviser (“RIA”) under the Investment Advisers Act of 1940. SNXT engages in providing investment advisory services to retail and high net worth clients.

•

Insurance services through Park Wilshire Companies, Inc. (“PW”), a Texas corporation and licensed insurance agency. PW provides insurance agency services to retail and institutional accounts.

•

Robo-advisory technology development through Siebert Technologies, LLC (“STCH”), a Nevada limited liability company.

•

Prime brokerage services through RISE Financial Services, LLC (“RISE”), formerly known as WPS Prime Services, LLC (“WPS”), a Delaware limited liability company and a broker-dealer registered with the SEC and NFA. RISE is a woman-owned and operated financial services firm that offers a comprehensive suite of prime brokerage services aligned with the growing mission-driven Environmental Social and Governance (“ESG”) initiatives of institutional investors.

•

StockCross Digital Solutions, Ltd. (“STXD”), an inactive subsidiary headquartered in Bermuda.

For purposes of this Annual Report on Form 10-K, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, and STXD collectively, unless the context otherwise requires.

The Company is headquartered in New York, NY, with primary operations in New Jersey, Florida, and California. The Company has 12 branch offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the year ended December 31, 2021 and 2020 were derived from its operations in the U.S.

As of December 31, 2021, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

Transaction with Tigress Holdings, LLC

On November 16, 2021, the Company entered into an agreement with Tigress, a Delaware limited liability company. As part of the agreement, (i) Tigress transferred to the Company limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests in Tigress; and (ii) the Company transferred to Tigress limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests of RISE and 1,449,525 shares of the Company’s common stock. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Siebert 2021 Form-10K 43

As of December 31, 2021 and 2020, Siebert holds a controlling financial interest in RISE and therefore consolidates RISE within its financial statements. Siebert owns the majority of RISE’s membership interest which has voting rights in proportion to its ownership interest in RISE. Siebert’s ownership percentage of RISE as of December 31, 2021 and 2020 was 76% and 100%, respectively. These consolidated financial statements reflect the results of operations and financial position of RISE, including consolidation of its investment in RISE. The noncontrolling interests in RISE are reported as a component of total equity in the consolidated statement of financial condition.

As part of the transaction, WPS Prime Services, LLC was renamed to RISE Financial Services, LLC, and Tigress’ founder, Cynthia DiBartolo, will continue as CEO of Tigress, and assumed the position as CEO of RISE. Gloria E. Gebbia, one of the Company’s and RISE’s directors, assumed the position of Chief Impact Officer at RISE. Ms. DiBartolo was appointed to the Company’s and RISE’s Board of Directors and Ms. Gebbia was appointed to Tigress’ Board of Directors.

RISE relaunched its business as a woman-owned and operated prime brokerage with a specific emphasis on aligning the mission-driven initiatives with the technological needs of institutional customers.

Arrangements with JonesTrading and Goldman Sachs

On August 30, 2021, Goldman Sachs & Co. LLC ("GSCO") notified RISE that its clearing arrangement with RISE will be terminated.

Due to the termination of RISE’s clearing arrangement with GSCO, substantially all the revenue producing customers of RISE have transitioned to other prime service providers. Revenue from customers that have transitioned to other prime service providers was approximately $12.6 million and $13.9 million for the year ended December 31, 2021 and 2020, respectively. Pre-tax income from these customers was approximately $1.8 million and $1.3 million for the year ended December 31, 2021, and 2020, respectively.

As a result of this development, the Company recorded a full impairment of the RISE customer relationships intangible asset of $699,000 and RISE collected its clearing deposit from GSCO of approximately $2 million as of December 31, 2021. In addition, RISE’s institutional customer assets under management were significantly reduced in the year ended December 31, 2021.

On October 7, 2021, RISE signed an agreement with JonesTrading Institutional Services, LLC (“JonesTrading”) to transfer certain customers of RISE to JonesTrading. In exchange, JonesTrading agreed to pay RISE a percentage of the net revenue produced by those clients less any related expenses. The percentage paid to RISE related to this agreement will decline every year and the arrangement will end in October 2024. For the year ended December 31, 2021, this agreement resulted in a net expense of $22,000 as RISE was in the process of transitioning customers to JonesTrading.

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

The primary financial impact on the Company from the COVID-19 pandemic for both the year ended December 31, 2021 and 2020 was lower interest revenue resulting from lower benchmark interest rates beginning in early 2020.

The Company is actively monitoring the impact of COVID-19 on its business, financial condition, liquidity, operations, employees, clients and business partners. Based on management’s assessment as of December 31, 2021, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Siebert 2021 Form-10K 44

Acquisition of StockCross

On January 25, 2019, the Company purchased approximately 15% of the outstanding shares of StockCross Financial Services, Inc. (“StockCross”). Subsequently, the Company acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of the Company’s common stock. The Company’s common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Effective January 1, 2020, StockCross was merged with and into MSCO, and as of January 1, 2020, all clearing and other services provided by StockCross were performed by MSCO.

Prior to and as of the date of the Company’s acquisition of StockCross, the Company and StockCross were entities under common control of Gloria E. Gebbia, the Company’s principal stockholder, and members of her immediate family (collectively, the “Gebbia Family”). The acquisition represented a change in reporting entity.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition. The consolidated financial statements include the accounts of Siebert and its wholly-owned and majority-owned subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated. The U.S. dollar is the functional currency of the Company and numbers are rounded for presentation purposes.

The Company’s investments in non-majority-owned partnerships and affiliates are accounted for using the equity method until such time that they become wholly or majority-owned. Earnings attributable to noncontrolling interests are recorded on the statements of income relating to wholly or majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to the Company’s ownership interest recorded on the statements of financial condition in each period.

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

Estimates are used in the allowance for credit losses, valuation of certain investments, intangible asset valuations and useful lives, depreciation, income taxes, and the contingent liabilities related to legal and healthcare expenses. The Company also estimates the valuation allowance for its deferred tax assets based on the more likely than not criteria. The Company believes that its estimates are reasonable.

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

Siebert 2021 Form-10K 45

In the event contra-parties do not fulfill their obligations, the Company may sustain a loss if the market value of the instrument is different from the contract value of the transaction. The risk of default primarily depends upon the credit worthiness of the contra-parties involved in the transactions. It is the Company’s policy to review, as necessary, the credit standing of each contra-party with which it conducts business. The Company has experienced no material historical losses in relation to its contra-parties for the year ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company maintained its cash balances at various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. The Company is subject to credit risk to the extent that the financial institution with which it conducts business is unable to fulfill its contractual obligations and deposits exceed FDIC limits.

Allowance for Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial-Instruments.” This ASU amends several aspects of the measurement of credit losses on financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses model (“CECL”). Under CECL, the allowance for credit losses on financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings, and adoption of the ASU will generally result in earlier recognition of credit losses. Expected credit losses will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount, and credit losses will be generally recognized earlier than under previous U.S. GAAP.

The Company’s adoption of this ASU using the modified retrospective approach for all in-scope assets did not result in an adjustment to the opening balance in retained earnings. The ASU impacts only those financial instruments that are carried by the Company at amortized cost such as securities borrowed / loaned, receivables from customers, receivables from broker-dealers and clearing organizations, and other receivables. The adoption of this ASU did not have a material impact to the Company's financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are all cash balances that are unrestricted. The Company has defined cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business. As of December 31, 2021 and 2020, the Company did not hold any cash equivalents. At certain times, cash balances may exceed FDIC insured limits.

Cash and Securities Segregated For Regulatory Purposes

MSCO is subject to Exchange Act Rule 15c3-3, referred to as the “Customer Protection Rule,” which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of December 31, 2021, and 2020 the Company did not have any securities segregated for regulatory purposes. Effective upon the Company’s acquisition of StockCross on January 1, 2020, the requirements and special reserve accounts of MSCO and StockCross were combined.

Receivables From and Payables To Customers

Receivables from and payables to customers include amounts due and owed on cash and margin transactions. Receivables from customers include margin loans to securities brokerage clients and other trading receivables. Margin loans are collateralized by customers securities and are carried at the amount receivable, net of an allowance for credit losses. Collateral is required to be maintained at specified minimum levels at all times. The Company monitors margin levels and requires customers to provide additional collateral, or reduce margin positions, to meet minimum collateral requirements if the fair value of the collateral changes. The Company expects the borrowers will continually replenish the collateral as necessary because the Company subjects the borrowers to an internal qualification process to align investing objectives and risk tolerance in addition to monitoring customer activity.

The Company elected the practical expedient for Topic 326 which permits it to compare the amortized cost basis of the loaned amount with the fair value of collateral received at the reporting date to measure the estimate of expected credit losses. The Company has no expectation of credit losses for its receivables from customers as of December 31, 2021 and 2020. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the statements of financial condition.

Siebert 2021 Form-10K 46

Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Receivables from and payables to broker-dealers includes receivables from or payables to MSCO and RISE clearing broker-dealers, fail-to-deliver and fail-to-receive items, and amounts receivable for unsettled regular-way transactions. Deposits with broker-dealers and clearing organizations include amounts held on deposit with broker-dealers and clearing organizations.

Amounts payables to broker-dealers and clearing organizations are offset against corresponding amounts receivables from broker-dealers and clearing organizations. Receivables from these broker-dealers and clearing organizations are subject to clearing agreements and include the net receivable from net monthly revenues as well as cash on deposit.

Receivables from and deposits with broker-dealers and clearing organizations are in scope of the amended guidance for Topic 326. The Company continually reviews the credit quality of its counterparties and historically has not experienced a default. Further, management reassessed the risk characteristics of its receivables and applied the collateral maintenance practical expedient for the secured receivables in line with the CECL guidance. As a result, the Company has no expectation of credit losses for these arrangements as of December 31, 2021 and 2020.

MSCO customer transactions for the year ended December 31, 2021 and 2020 were both self-cleared and cleared on a fully disclosed basis through National Financial Services Corp. (“NFS”). RISE customer transactions for the year ended December 31, 2021 and 2020 were cleared on fully disclosed basis through GSCO and Pershing LLC (“Pershing”).

The Company signed a four-year renewal with NFS commencing August 1, 2021 and ending on July 31, 2025, and NFS’s fees are offset against the Company’s revenues on a monthly basis. All other broker-dealer and clearing organization relationships operate on a month-to-month basis.

Securities Borrowed and Securities Loaned

Securities borrowed transactions are recorded at the amount of cash collateral delivered to the counterparty. Securities loaned are recorded at the amount of cash collateral received. For securities borrowed and loaned, the Company monitors the market value of the securities and obtains or refunds collateral as necessary.

The Company can elect to use an approach to measure the allowance for credit losses using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Company has elected to use this approach for its allowance for credit losses on securities borrowed. As a result of this election, and the fully collateralized nature of these arrangements, the Company has no expectation of credit losses on its securities borrowed balances as of December 31, 2021 and 2020.

Securities Owned and Securities Sold, Not Yet Purchased at Fair Value

Securities owned, at fair value represent marketable securities owned by the Company at trade-date valuation. Securities sold, not yet purchased, at fair value represent marketable securities sold by the Company prior to purchase at trade-date valuation.

Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation for equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally not exceeding four years. Office facilities are amortized over the shorter of their estimated useful life or the remaining lease term unless the lease transfers ownership of the underlying asset to the lessee, or the lessee is reasonably certain to exercise an option to purchase the underlying asset, in which case the lessee will amortize over the estimated useful life of the leasehold improvements. Depreciation for property is calculated using the straight-line-method over the estimated useful life of the property, not exceeding 40 years.

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

Siebert 2021 Form-10K 47

The Company enters into certain software hosting arrangements where the cost for professional development services is capitalized and then amortized over the term of the contract.

Other software costs such as routine maintenance and various data services to provide market information to customers are expensed as incurred.

Equity Method Investments

Investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are included in the equity method investment in related party line item in the statements of financial condition. Under this method of accounting, the Company’s share of the net income or loss of the investee is presented before the income before provision for income taxes on the statements of income.

The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment.

Investments, Cost

The Company measures equity investments (other than equity method investments, controlling financial interests that result in consolidation of the investee and certain other investments) at fair value and recognizes any changes in fair value in net income.

Pursuant to ASU 2020-01, the Company has made an accounting policy election to measure equity securities without readily determinable fair value at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Intangible Assets, Net

Certain identifiable intangible assets the Company acquires such as customer relationships and trade names are amortized over their estimated useful lives on a straight-line basis. Amortization expense associated with such intangible assets is included in the line item “Depreciation and amortization” on the statements of income.

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

Siebert 2021 Form-10K 48

Drafts Payable

Drafts payable represent checks drawn by the Company against customer accounts which remained outstanding and had not cleared the bank as of the end of the period.

Deferred Contract Incentive

The Company entered into an amendment with its agreement with NFS whereby the Company received a one-time business development credit of $3 million, and NFS will pay the Company four annual credits of $100,000, which are recorded within the line item “Deferred contract incentive” on the statements of financial condition. Annual credits shall be paid on the anniversary of the date on which the first credit was paid. The business development credit and annual credits will be recognized as contra expense over four years and one year, respectively, in the line item “Clearing fees, including execution costs” on the statements of income.

Revenue Recognition

Revenue from contracts with customers and counterparties includes commissions and fees, principal transactions, market making, stock borrow / stock loan, advisory fees, interest, marketing and distribution fees, as well as other income. The recognition and measurement of revenue is based on the assessment of individual contract terms. Significant judgment is required to determine whether performance obligations are satisfied at a point in time or over time, how to allocate transaction prices where multiple performance obligations are identified, when to recognize revenue based on the appropriate measure of the Company’s progress under the contract, and whether constraints on variable consideration should be applied due to uncertain future events.

Advertising Costs

Advertising costs are expensed as incurred and were $44,000 and $0 for the year ended December 31, 2021, and 2020, respectively.

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

Capital Stock

The authorized capital stock of the Company consists of a single class of common stock. Shares authorized were 100 million as of both December 31, 2021 and 2020.

Per Share Data

Basic earnings per share is calculated by dividing net income available to the Company’s common stockholders by the weighted average number of outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income available to the Company’s common stockholders by the number of shares outstanding under the basic calculation and adding, all dilutive securities, which consist of options. The Company has no dilutive securities as of December 31, 2021 and 2020.

Siebert 2021 Form-10K 49

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

ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial-Instruments”. This ASU amends several aspects of the measurement of credit losses on financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses model (“CECL”). Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings, and adoption of the ASU will generally result in earlier recognition of credit losses. Expected credit losses will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount, and credit losses will be generally recognized earlier than under previous U.S. GAAP.

The Company adopted this ASU on January 1, 2021 using the modified retrospective approach for all in-scope assets, which did not result in an adjustment to the opening balance in retained earnings. The ASU impacts only those financial instruments that are carried by the Company at amortized cost such as securities borrowed / loaned, receivables from customers, non-customers, broker dealers and clearing organizations and other receivables. The adoption of this ASU did not have a material impact to the Company's financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s financial statements and related disclosures as of December 31, 2021.

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

Siebert 2021 Form-10K 50

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

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of December 31, 2021	As of December 31, 2020
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC	$10,968,000	$17,841,000
Goldman Sachs	335,000	2,430,000
Pershing Capital	1,193,000	1,266,000
NFS	974,000	1,061,000
Securities fail-to-deliver	174,000	379,000
Globalshares	55,000	46,000
Other receivables	27,000	—
Total Receivables from and deposits with broker-dealers and clearing organizations	$13,726,000	$23,023,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$254,000	$1,810,000
Total Payables to broker-dealers and clearing organizations	$254,000	$1,810,000

Siebert 2021 Form-10K 51

Under the Depository Trust and Clearing Corporation (“DTCC”) shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of December 31, 2021 and 2020, MSCO had shares of DTCC common stock valued at approximately $905,000 and $937,000, respectively, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

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

In connection with the MSA, InvestCloud entered into a side letter agreement with the Company pursuant to which InvestCloud acquired 193,906 shares of the Company’s restricted common stock at a per share price of $5.81 (the Company’s share price as of the close of May 12, 2020) for a total of $1.1 million for professional services, which approximates the cost of services to be provided, to integrate the InvestCloud Platform into the Company’s existing systems. The common stock was issued on May 12, 2020 pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The expense related to share-based payments to InvestCloud for professional services was $376,000 and $219,000 for the year ended December 31, 2021, and 2020, respectively.

The total cost related to InvestCloud was $959,000 and $764,000 for the year ended December 31, 2021, and 2020, respectively.

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

Siebert 2021 Form-10K 52

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

Certificates of deposit: Certificates of deposit are included in investments valued at cost, which approximates fair value. When certificates of deposits are held directly with banking institutions and issued directly to the Company, these are categorized within cash equivalents in level 2 of the fair value hierarchy. When certificates of deposits are available for trading, they are categorized within securities owned, at fair value in level 2 of the fair value hierarchy.

Corporate bonds: The fair value of corporate bonds is determined using recently executed transactions, market price quotations (when observable), bond spreads, or credit default swap spreads obtained from independent external parties such as vendors and brokers, adjusted for any basis difference between cash and derivative instruments. The spread data used is for the same maturity as the bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When position-specific external price data is not observable, fair value is determined based on either benchmarking to similar instruments or cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates as significant inputs. Corporate bonds are generally categorized in level 2 of the fair value hierarchy.

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

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities*	$2,966,000	$—	$—	$2,966,000
Certificates of deposit	—	91,000	—	91,000
Corporate bonds	—	12,000	—	12,000
Equity securities	489,000	433,000	—	922,000
Total Securities owned, at fair value	$3,455,000	$536,000	$—	$3,991,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$24,000	$—	$24,000
Total Securities sold, not yet purchased, at fair value	$—	$24,000	$—	$24,000

Siebert 2021 Form-10K 53

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities*	$2,029,000	$—	$—	$2,029,000
Certificates of deposit	—	91,000	—	91,000
Corporate bonds	—	24,000	—	24,000
Equity securities	345,000	134,000	—	479,000
Total Securities owned, at fair value	$2,374,000	$249,000	$—	$2,623,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$21,000	$—	$21,000
Total Securities sold, not yet purchased, at fair value	$—	$21,000	$—	$21,000

*As of December 31, 2021 and 2020, the U.S. government securities had maturity dates of August 15, 2024 and August 31, 2021, respectively.

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a non-recurring basis is as follows:

Non-marketable equity securities: The Company’s non-marketable equity securities are investments in privately held companies that do not have a readily determinable market value. Due to the absence of quoted market prices, these are classified as level 3 since considerable judgement and estimation is involved in determining the fair value of these securities.

The table below summarized the total carrying value of Level 3 equity assets and changes made during the periods presented.

Changes in Level 3 Equity Assets

	Year Ended December 31, 2020
	Amount	Valuation Technique	Reason for Change
Securities owned, at fair value
Balance – January 1, 2020	$288,000	Liquidation value based on valuation report
Sale of equity security	(288,000)		Sale of equity security
Balance – December 31, 2020	$—

The following represents financial instruments in which the ending balances as of December 31, 2021 and 2020 are not carried at fair value on the statements of financial condition:

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents as well as cash and securities segregated for regulatory purposes are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. The Company had no cash equivalents or securities segregated for regulatory purposes as of December 31, 2021 and 2020. Cash and cash equivalents and cash and securities segregated for regulatory purposes are classified as level 1.

Siebert 2021 Form-10K 54

Receivables and other assets: Receivables from customers, receivables from non-customers, receivables from and deposits with broker-dealers and clearing organizations, other receivables, prepaid service contract, and prepaid expenses and other assets are recorded at amounts that approximate fair value and are classified as level 2 under the fair value hierarchy. The Company may hold cash equivalents related to rent deposits that are categorized as level 2 under the fair value hierarchy in other receivables.

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

Long-term debt: The carrying amount of the line of credit and mortgage with East West Bank approximates fair value as they reflect terms that approximate current market terms for similar arrangements. Under the fair value hierarchy, the line of credit is classified as level 2.

Investments, cost: The Company’s non-marketable equity securities are investments in privately held companies without readily determinable market values. Due to the absence of quoted market prices, the inherent lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. As there is no readily determinable fair value, the carrying amount of these investments minus impairment approximates the fair value. The cost will be adjusted upwards or downwards in accordance with observable market transactions and is recorded in the line item “Other general and administrative” in the statements of income. Under the fair value hierarchy, the investments, cost is classified as level 3.

7. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of December 31,
	2021	2020
Property	$6,815,000	$—
Office facilities	1,608,000	1,554,000
Equipment	413,000	171,000
Total Property, office facilities, and equipment	8,836,000	1,725,000
Less accumulated depreciation	(1,373,000)	(963,000)
Total Property, office facilities, and equipment, net	$7,463,000	$762,000

Total depreciation expense for property, office facilities, and equipment was 410,000 and $402,000 for the year ended December 31, 2021 and 2020, respectively.

Purchase of Office Building

On December 30, 2021, the Company acquired the Miami office building located at 653 Collins Ave, Miami Beach, FL. The Miami office building contains approximately 12,000 square feet of office space, which will be used as one of the primary operating centers for the Company. The seller of the property is City National Bank of Florida, a national banking association, as trustee under the provisions of a certain Trust Agreement, dated March 22, 1993 (the “Seller”). The Seller has no material relationship with the Company.

The contract purchase price for the Miami office building was $6,750,000, exclusive of customary real estate transaction costs. The Company funded the purchase price via approximately $750,000 of the Company’s cash, a $2 million notes payable with Gloria E. Gebbia, and the remaining $4 million via the mortgage with East West Bank.

Siebert 2021 Form-10K 55

8. Software, Net

Software consisted of the following as of the periods indicated:

	As of December 31,
	2021	2020
Robo-advisor	$763,000	$763,000
Other software	2,512,000	2,170,000
Total Software	3,275,000	2,933,000
Less accumulated amortization – robo-advisor	(763,000)	(509,000)
Less accumulated amortization – other software	(1,760,000)	(1,090,000)
Total Software, net	$752,000	$1,334,000

Total amortization of software was $925,000 and $951,000 for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company estimates future amortization of software assets of $506,000, $187,000, and $59,000, in the year ended December 31, 2022, 2023, and 2024, respectively.

9. Leases

As of December 31, 2021, the Company rents office space under operating leases expiring in 2022 through 2026, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition.

As of December 31, 2021, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis.

	As of December 31, 2021	As of December 31, 2020
Assets
Lease right-of-use assets	$2,662,000	$2,290,000
Liabilities
Lease liabilities	$2,933,000	$2,612,000

The calculated amounts of the lease right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company leases miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of income rather than capitalizing them as lease right-of-use assets. The Company determined a discount rate of 5.0% would approximate the Company’s cost to obtain financing given its size, growth, and risk profile.

Siebert 2021 Form-10K 56

Lease Term and Discount Rate	As of December 31, 2021	As of December 31, 2020
Weighted average remaining lease term – operating leases (in years)	2.9	2.2
Weighted average discount rate – operating leases	5.0%	5.0%

The following table represents lease costs and other lease information. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

	Year Ended December 31,
	2021	2020
Operating lease cost	$1,653,000	$2,314,000
Short-term lease cost	97,000	102,000
Variable lease cost	180,000	351,000
Sublease income	—	—
Total Rent and occupancy	$1,930,000	$2,767,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,665,000	$2,457,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$1,966,000	$2,353,000

Siebert 2021 Form-10K 57

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of December 31, 2021 were as follows:

Year	Amount
2022	$1,344,000
2023	940,000
2024	399,000
2025	325,000
2026	139,000
Remaining balance of lease payments	3,147,000
Less: difference between undiscounted cash flows and discounted cash flows	214,000
Lease liabilities	$2,933,000

10. Equity Method Investment in Related Party

On November 16, 2021, the Company entered into an agreement with Tigress, a Delaware limited liability company. As part of the agreement, (i) Tigress transferred to the Company limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests in Tigress; and (ii) the Company transferred to Tigress limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests of RISE, and 1,449,525 shares of the Company’s common stock. The value of the shares of the Company’s common stock was determined using a 60-day average of the Company’s common stock price as reported by the NASDAQ Capital Market. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company’s ownership in Tigress is accounted for under the equity method of accounting. In determining whether the investment in Tigress should be accounted for under the equity method of accounting, the Company considered the guidance under ASC 323, Investments – Equity Method and Joint Ventures. The Company maintains 24% ownership interest in Tigress, which represents a significant ownership level, the Company and Tigress have common representation on their respective board of directors, and certain employees of Tigress are employees of RISE. Based on these criteria, the Company determined that it was able to exercise significant influence of Tigress, and therefore the equity method of accounting was used for this transaction.

This investment is reported in the equity method investment in related party in the statements of financial condition. Under the equity method, the Company recognizes its share of Tigress’ income or loss in the earnings of equity method investment in related party line item on the statements of income. The Company has elected to classify distributions received from equity method investees using the cumulative earnings approach. For the year ended December 31, 2021, the earnings recognized from the Company’s investment in Tigress was $172,000 and the Company did not receive any cash distributions. As of December 31, 2021, the carrying amount of the investment in Tigress was $8,156,000.

The Company evaluates its equity method investments for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment. As of December 31, 2021, the fair value of the investment in Tigress is not estimated because there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and thus, no impairment was recorded.

Siebert 2021 Form-10K 58

Below is a table showing the summary from the consolidated statements of operations and financial condition for Tigress for the periods indicated (unaudited):

	Year Ended December 31,
	2021	2020
Revenue	$15,000,000	$9,900,000
Operating income	$4,800,000	$3,100,000

	As of December 31,
	2021	2020
Assets	$28,400,000	$22,200,000
Liabilities	$6,100,000	$5,800,000
Stockholders’ Equity	$22,300,000	$16,400,000

11. Investments, Cost

OpenHand

On January 31, 2021, the Company and OpenHand Holdings, Inc. (“OpenHand”) entered into a stock purchase agreement whereby the Company acquired an interest of 5% of OpenHand common stock for consideration of a total of $2,231,000 consisting of $850,000 in cash and 329,654 restricted shares of the Company’s common stock valued at $1,381,000 or $4.19 per share. The Company’s common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Company and OpenHand intended to develop a subscription-based brokerage platform providing zero-commission trading for equity and option transactions and crediting its members daily with rebates of revenues generated by the clients, less operational expenses.

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

On August 18, 2021, the Company and OpenHand agreed to terminate their working relationship. In connection therewith, the Company and OpenHand amended and restated their January 31, 2021 stock purchase agreement to provide that the Company would pay $850,000 in cash in exchange for 2% of the outstanding common stock of OpenHand as of January 31, 2021, and receive a 15-month option to purchase an additional 2% of the outstanding common stock of OpenHand at an exercise price equal to a company valuation of $42.5 million. The parties agreed to rescind OpenHand’s purchase of the 329,654 restricted shares of the Company’s common stock.

No value was attributed to the option because it is not a derivative and there were no transaction costs associated with this option as of December 31, 2021. As of December 31, 2021 and 2020, the carrying value of the Company’s investment in OpenHand was $850,000 and $0, respectively.

The investment does not have a readily determinable fair value since OpenHand is a private company and its shares are not publicly traded. The Company made an accounting policy election to measure this investment at cost less any impairment adjusted for any changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

For the year ended December 31, 2021, there was a loss on sale of $63,000 as a result of the August 18, 2021 amendment and is included within the line item titled “Other general and administrative” on the statements of income. Management concluded that there have been no additional adjustments as there were no other identified events or changes in circumstances during the reporting period that could have a significant effect on the original valuation of the investment.

12. Goodwill and Intangible Assets, Net

Goodwill

Overview

As of both December 31, 2021 and 2020, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of RISE.

Siebert 2021 Form-10K 59

Impairment

On August 30, 2021, GSCO notified RISE that its clearing arrangement with RISE will be terminated. The termination of the clearing arrangement was indicative of a potential impairment event and required impairment testing of the Company’s goodwill.

The Company elected to rely on a qualitative assessment to evaluate goodwill, which indicated that the fair value of the Company’s goodwill was in excess of its carrying value. The Company concluded that it has one reportable segment and tested goodwill on a consolidated basis. In addition to other qualitative factors such current market conditions and macro-economic factors, the Company’s market capitalization was above its book value as of the date of the assessment. Accordingly, as of December 31, 2021, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized in the year ended December 31, 2021 and 2020. Additionally, the Company determined there was not a material risk for future possible impairments to goodwill as of the date of the assessment.

Intangible Assets, Net

Overview

As a result of the Company’s acquisition of RISE, the Company acquired intangible assets consisting of the RISE customer relationships and trade name, the fair values of which were $987,000 and $70,000, respectively, as of the acquisition date. The Company amortizes its acquired intangible assets over their useful lives and the intangible assets are deductible for tax purposes.

Impairment

The termination of GSCO’s clearing arrangement with RISE was indicative of a potential impairment event and required impairment testing of the Company’s intangible assets.

The Company performed a qualitative assessment to evaluate definite-lived intangible assets. The qualitative assessment performed indicated that the fair value of the RISE customer relationships intangible asset was less than its carrying amount, and the Company proceeded to performing the quantitative assessment. Due to the termination of GSCO’s clearing arrangement with RISE, substantially all of the revenue producing customers of RISE have transitioned to other prime service providers. The forecasted revenue associated with RISE’s historical customer base was determined to be minimal. As such, the Company determined that the RISE customer relationships intangible asset was fully impaired, resulting in an impairment loss of $699,000 for the year ended December 31, 2021.

Financial Information

The following tables summarize information related to the Company’s intangible assets as of the dates indicated.

	Date Acquired	Original Useful Life	Remaining Useful Life As of December 31, 2021
RISE Customer Relationships	11/30/19	6.0 years	—
RISE Trade Name	11/30/19	0.5 years	—

	Purchase Price	2019 Amort	2020 Amort	Balance as of December 31, 2020	2021 Amort	2021 Impairment Loss	Balance as of December 31, 2021
RISE Customer Relationships	$987,000	$23,000	$155,000	$809,000	$110,000	$699,000	$—
RISE Trade Name	70,000	12,000	58,000	—	—	—	—
Total Intangible assets	$1,057,000	$35,000	$213,000	$809,000	$110,000	$699,000	$—

Siebert 2021 Form-10K 60

13. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company entered into a mortgage with East West Bank for approximately $4 million to finance part of the purchase of the Miami office building.

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years.

As of December 31, 2021, the Company has an unused commitment of $338,000 with East West Bank which the Company intends to use for the build out of the Miami office building.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of December 31, 2021 were as follows:

Amount
2022	$—
2023	70,000
2024	78,000
2025	81,000
2026	84,000
Thereafter	3,737,000
Total	$4,050,000

There is no interest expense related to this line of credit for the year ended December 31, 2021. The effective interest rate related to this line of credit was 3.6 % for the periods this line of credit has been in place.

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

This agreement contains certain financial and non-financial covenants. The financial covenants are that the Company must maintain a debt service coverage ratio of 1.35 to 1, an effective tangible net worth of a minimum of $25 million, and MSCO must maintain a net capital ratio that is not less than 10% of aggregate debit items. Certain other non-financial covenants include that the Company must promptly notify East West Bank of the creation or acquisition of any subsidiary that at any time owns assets with a value of $100,000 or greater. As of December 31, 2021 and the date of the filing of this Report, the Company was in compliance with all of its covenants related to this agreement.

Siebert 2021 Form-10K 61

In addition, the Company’s obligations under the agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia and Gloria E. Gebbia individually, and as a co-trustees of the John and Gloria Living Trust, U/D/T December 8, 1994. Both lending agreements with East West Bank are considered senior debt facilities.

As of December 31, 2021, the Company has drawn down a $5.0 million term loan under this agreement and has an outstanding balance of $3.7 million. The Company has an additional $5.0 million remaining to draw down from this line of credit.

Remaining Payments

Future remaining annual minimum principal payments for the line of credit with East West Bank as of December 31, 2021 were as follows:

Amount
2022	$998,000
2023	998,000
2024	1,661,000
Total	$3,657,000

The interest expense related to this line of credit was $138,000 and $54,000 for the year ended December 31, 2021, and 2020, respectively. The effective interest rate related to this line of credit was 3.25% for the periods this line of credit has been in place.

14. Notes Payable - Related Party

On December 30, 2021, Gloria E. Gebbia, the Company’s principal stockholder, entered into a note agreement to lend the Company $2 million to finance part of the purchase of the Miami office building. The annual interest rate is 4% which will be paid monthly. The note matures on 12/30/2022 and can be renewed at any time.

As of December 31, 2021, the Company had various notes payable to Gloria E. Gebbia, the details of which are presented below:

Description	Issuance Date	Face Amount	Unpaid Principal Amount
4.00% due December 30, 2022	December 30, 2021	$2,000,000	$2,000,000
4.00% due June 30, 2022*	December 31, 2021	2,000,000	2,000,000
4.00% due November 30, 2022**	November 30, 2020	3,000,000	3,000,000

Total Notes payable – related party		$7,000,000	$7,000,000

As of December 31, 2020, the Company had various notes payable to Gloria E. Gebbia, the details of which are presented below:

Description	Issuance Date	Face Amount	Unpaid Principal Amount
4.00% due May 31, 2021*	December 1, 2020	$2,200,000	$2,200,000
4.00% due November 30, 2021**	November 30, 2020	3,000,000	3,000,000

Total Notes payable – related party		$5,200,000	$5,200,000

*From May 31, 2021 to December 31, 2021, this notes payable was renewed multiple times with short term maturities. On December 31, 2021, this notes payable was renewed with a maturity of June 30, 2022 and a new face amount of $2 million.

**This note payable is subordinated to MSCO and is subordinated to the claims of general creditors, approved by FINRA, and is included in MSCO’s calculation of net capital and the capital requirements under FINRA and SEC regulations. On August 17, 2021, this note payable was renewed with a maturity of November 30, 2022.

The Company’s interest expense for these notes payable for the year ended December 31, 2021 and 2020 was $206,000 and $276,000, respectively.

Siebert 2021 Form-10K 62

The Company’s interest payable related to these notes payable was $0 as of both December 31, 2021 and 2020.

15. Deferred Contract Incentive

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025.

As part of this agreement, the Company received a one-time business development credit of $3 million, and NFS will pay the Company four annual credits of $100,000, which are recorded within the line item “Deferred contract incentive” on the statements of financial condition. Annual credits shall be paid on the anniversary of the date on which the first credit was paid. The business development credit and annual credits will be recognized as contra expense over four years and one year, respectively, in the line item “Clearing fees, including execution costs” on the statements of income. The amendment also provides for an early termination fee if the Company chooses to end its agreement before the end of the contract term.

In relation to this agreement, the Company recognized $354,000 in contra expense for the year ended December 31, 2021, and the balance of the deferred contract incentive was approximately $2.7 million as of December 31, 2021.

16. Revenue Recognition

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

Siebert 2021 Form-10K 63

For the year ended December 31, 2021, stock borrow / stock loan revenue was $11,864,000 ($29,441,000 gross revenue less $17,577,000 expenses). For the year ended December 31, 2020, stock borrow / stock loan revenue was $4,045,000 ($10,068,000 gross revenue minus $6,023,000 expenses).

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

Other Income

Other income represents revenue generated from correspondent clearing fees, corporate services client fees, payment for order flow, and transactional fees generated from client accounts. Transactional fees are recorded concurrently with the related activity. Other income is recorded as earned.

Categorization of Revenue

The following table presents the Company’s major revenue categories and when each category is recognized:

	Year Ended December 31,
Revenue Category	2021	2020	Timing of Recognition

Trading Execution and Clearing Services
Commissions and fees	$18,252,000	$20,179,000	Recorded on trade date
Principal transactions	15,647,000	11,850,000	Recorded on trade date
Market making	5,897,000	2,042,000	Recorded on trade date
Stock borrow / stock loan	11,864,000	4,045,000	Recorded as earned
Advisory fees	1,668,000	1,142,000	Recorded as earned
Total Trading Execution and Clearing Services	53,328,000	39,258,000

Other Income
Interest, marketing and distribution fees
Interest	3,619,000	4,012,000	Recorded as earned
Margin interest	8,618,000	8,725,000	Recorded as earned
12b-1 fees	660,000	1,458,000	Recorded as earned
Total Interest, marketing and distribution fees	12,897,000	14,195,000

Other income	1,282,000	1,419,000	Recorded as earned

Total Revenue	$67,507,000	$54,872,000

Siebert 2021 Form-10K 64

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions, Market making, Stock borrow / stock loan, Advisory fees	Provide financial services to customers and counterparties
Interest, marketing and distribution fees, Other income	n / a

Soft Dollar Arrangement

For certain clients of RISE, the Company has soft dollar and commission sharing arrangements with customers that fall both within, and outside of, the safe harbor provisions of Rule 28(e) of the Securities Exchange Act of 1934 ("Rule 28(e)"), as amended. These soft dollar arrangements were determined to be a separate performance obligation that should be allocated a portion of the transaction price.

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

The Company paid client expenses of approximately $625,000 and $693,000 for the year ended December 31, 2021 and 2020, respectively. The Company had an outstanding receivable and payable of approximately $30,000 and $247,000, respectively, as of December 31, 2021 related to these arrangements.

The receivable and payable related to soft dollar arrangements are within the line items “Other receivables” and “Accounts payable and accrued liabilities,” respectively, on the statements of financial condition.

As of December 31, 2021 and 2020, no allowance for uncollectible commissions was necessary as the Company believes all commissions receivable will be realized.

Other Items

For the year ended December 31, 2021 and 2020, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities. In addition, the acquisition of new entities did not impact the Company’s existing revenue streams as the acquired entities had consistent application of the revenue recognition guidance. The Company concludes that its revenue streams have the same underlying economic factors, and as such, no disaggregation of revenue is required.

17. Employee Stock Purchases

On November 10, 2020, the Company issued 150,000 shares of its restricted common stock to each of Anthony Palmeri and Gerard Losurdo, each an employee of MSCO, as part of their employment agreements. Mr. Palmeri and Mr. Losurdo each paid the Company approximately $400,000 for their common stock, which was equal to 70% of the closing price of the common stock as reported on Nasdaq on November 9, 2020. The common stock issued to Mr. Palmeri and Mr. Losurdo was subject to a three-year restriction on transfer commencing on the day of issuance.

The issuance of the common stock was each approved by unanimous written consent of the Company's board of directors. The shares were issued to Mr. Palmeri and Mr. Losurdo as part of their employment agreements in accordance with Nasdaq Listing Rule 5635(c)(4) and pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The above transaction had no impact to the Company’s statements of income, but it is reflected in the Company’s statement of financial condition, statement of changes in stockholders’ equity, and statement of cash flows within cash flows from financing activities for the year ended December 31, 2020.

18. Referral Fees

In relation to the operations of RISE, the Company has agreements with various third parties to share commissions and pay fees as defined in the respective agreements. These expenses were approximately $1,213,000 and $738,000 for the year ended December 31, 2021 and 2020, respectively, which are within in the line item “Referral fees” on the statements of income.

Siebert 2021 Form-10K 65

19. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhanced recoverability of AMT tax credits. The CARES Act did not have a significant impact on the Company’s financial statements.

The Company’s provision for income taxes is comprised of the following:

	Year Ending December 31,
	2021	2020
Current
Federal	$1,084,000	$(176,000)
State and local	114,000	(82,000)
Total Current	1,198,000	(258,000)

Deferred
Federal	$96,000	$161,000
State and local	427,000	318,000
Total Deferred	523,000	479,000

Total Provision for income taxes	$1,721,000	$221,000

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% for 2021 and 2020 as follows:

	Year Ending December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Tax amortization of intangible assets	(4.1%)	(8.8%)
Non-deductible fines and penalties	0.8%	—
Share based compensation	1.0%	—
Permanent differences	0.8%	1.5%
State and local taxes, net of federal benefit	5.6%	2.5%
Change in valuation allowance	—	(5.2%)
Other	0.4%	(4.1%)
Effective tax rate	25.5%	6.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$5,437,000	$6,043,000
Lease liabilities	749,000	722,000
Share-based compensation	—	61,000
Intangible assets	—	2,000
Investment in RISE	140,000	—
Accrued compensation	62,000	—
Other	13,000	—
Subtotal	6,401,000	6,828,000
Less: valuation allowance	(1,070,000)	(1,070,000)
Total Deferred tax assets	$5,331,000	$5,758,000

Deferred tax liabilities:
Fixed assets	$(892,000)	$(901,000)
Share-based compensation	(145,000)	—
Total Deferred tax liabilities	(1,037,000)	(901,000)

Net Deferred tax assets	$4,294,000	$4,857,000

Siebert 2021 Form-10K 66

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

Based on historical operating profitability, positive trend of earnings and projected future taxable income, the Company concluded as of December 31, 2021 that its U.S. deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain federal net operating losses that are expected to expire unutilized as a result of limitations imposed by Section 382 of the Internal Revenue Code and certain state net operating losses. The amount of the Company’s valuation allowance did not change during 2021. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $6.4 million which expire in varying amounts in 2035 and 2036 if not utilized. The U.S. federal net operating loss carryforwards are subject to annual limitation under Section 382.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Amount
Balance as of December 31, 2019	$—
Additions for tax positions taken during current year	1,105,000
Additions for tax positions taken during prior year	—
Reductions for tax positions taken during prior years	—
Settlements	—
Expirations of statutes of limitations	—
Balance as of December 31, 2020	$1,105,000
Additions for tax positions taken during current year	1,315,000
Additions for tax positions taken during prior year	—
Reductions for tax positions taken during prior years	(2,000)
Settlements	—
Expirations of statutes of limitations	—
Balance as of December 31, 2021	$2,418,000

Of the amounts reflected above as of December 31, 2021, the entire amount would reduce the Company’s effective tax rate if recognized. The Company records accrued interest and penalties related to income tax matters as part of the provision for income taxes. For the year ended December 31, 2021 and 2020, the Company recognized expense related to interest and penalties on unrecognized tax benefits of $27,000 and $0, respectively. For the year ended December 31, 2021 and 2020, the accrued balance of interest and penalties on unrecognized tax benefits was $27,000 and $0, respectively. The Company does not believe that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions. The Company is not currently under examination by the IRS or any state or local taxing authority for any tax year. The open tax years for the federal and state income tax filings is generally 2018 through 2021.

Siebert 2021 Form-10K 67

20. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Securities Exchange Act of 1934. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of December 31, 2021, MSCO’s net capital was $36.4 million, which was approximately $34.3 million in excess of its required net capital of $2.1 million, and its percentage of aggregate debit balances to net capital was 34.9%.

As of December 31, 2020, MSCO’s net capital was $27.5 million, which was approximately $25.2 million in excess of its required net capital of $2.3 million, and its percentage of aggregate debit balances to net capital was 24.3%.

Effective upon the Company’s acquisition of StockCross on January 1, 2020, the capital of MSCO and StockCross was combined.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of December 31, 2021, MSCO had cash deposits of $326.8 million in the special reserve accounts which was $31.9 million in excess of the deposit requirement of $294.9 million. After adjustments for deposit(s) and / or withdrawal(s) made on January 3, 2022, MSCO had $1.9 million in excess of the deposit requirement.

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

Siebert 2021 Form-10K 68

RISE

Net Capital

RISE, as a member of FINRA, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. RISE is also subject to the CFTC's minimum financial requirements which require that RISE maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1.

As of December 31, 2021, RISE’s net capital was approximately $1.7 million which was $1.4 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2020, RISE’s net capital was approximately $3.9 million which was $3.7 million in excess of its minimum requirement of $250,000 under 15c3-1.

21. Financial Instruments with Off-Balance Sheet Risk

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

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, and is collateralized by cash and securities in the customers' accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. As of December 31, 2021, the Company had margin loans extended to its customers of approximately $0.6 billion, of which $84.2 million is within the line item “Receivables from customers” on the statements of financial condition.

Siebert 2021 Form-10K 69

Such transactions may expose the Company to off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.

The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory requirements and internal guidelines which meet or exceed regulatory requirements. The Company monitors required margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

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

There were no material losses for unsettled customer transactions for the year ended December 31, 2021 and 2020.

22. Commitments, Contingencies and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. All of the below legal matters are related to activities related to operations of StockCross Financial Services, Inc. (“StockCross”), prior to the Company’s acquisition of StockCross on January 1, 2020.

On July 14, 2021, StockCross entered into a Letter of Acceptance, Waiver, and Consent with FINRA in connection with alleged excessive trading and suitability violations by a registered representative of StockCross in a customer’s account, supervisory failures to comply with supervisory requirements relating to certain equity and options and stock lending transactions, and certain record keeping requirements. Pursuant to the consent, the Company agreed to a censure, pay a fine of $250,000, and made an undertaking to retain an independent consultant to conduct a comprehensive review of the Company’s compliance with suitability rules in connection with solicited equity and options transactions, as well as possession-or-control requirements in connection with the firm’s stock loan business. As of December 31, 2021, this legal matter has been resolved and the Company paid $250,000 for the year ended December 31, 2021, which is within the line item “Other general and administrative” in the statements of income.

On July 9, 2021, StockCross entered into a Consent Order with the California Department of Financial Protection and Innovation in connection with alleged supervisory failures relating to the sale of Unit Investment Trusts to six customers. Pursuant to the consent order, the Company agreed to desist and refrain from violations of California law relating to supervision by broker-dealers, to make a payment of $100,000 to the California Department of Financial Protection and Innovation for administrative costs, and to offer restitution of commissions of approximately $315,000 in aggregate to the six customers. The Company paid $100,000 for the year ended December 31, 2021 related to this legal matter, which is within the line item “Other general and administrative” in the statements of income. As of December 31, 2021, this legal matter has been resolved and the six customers rejected the offer of restitutions.

For activity related to operations of StockCross prior to the Company’s acquisition of StockCross, FINRA’s Division of Enforcement is currently investigating UIT transactions that were executed by StockCross that the enforcement staff believes were terminated early. All of these transactions occurred prior to the Company’s acquisition of StockCross on January 1, 2020. Management cannot at this time assess either the duration or the likely outcome or consequences of this matter. Nevertheless, FINRA has the authority to impose sanctions on the Company or require that it make offers of restitution to other customers who FINRA believes incurred sales charges in early liquidations of UITs. No assurances can be given that a mutual settlement with FINRA regarding these matters can be reached or that any amount paid in settlement will not be material.

As of December 31, 2021, all other legal matters are without merit or involve amounts which would not have a material impact on the Company’s results of operations or financial position.

Siebert 2021 Form-10K 70

Overnight Financing

As of December 31, 2021, MSCO had an available line of credit for short term overnight demand borrowing of up to $15 million with BMO Harris Bank. As of December 31, 2021, MSCO had no outstanding loan balance with BMO Harris Bank and there were no commitment fees or other restrictions on this line of credit.

As of December 31, 2020, in addition to the $15 million line of credit with BMO Harris Bank, MSCO had a $15 million line of credit with Texas Capital Bank, which MSCO did not renew as of December 31, 2021. The removal of this line of credit was due to Texas Capital Bank exiting the business line and did not impact MSCO’s ability to meet its liquidity requirements. MSCO utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense for these credit lines was $17,000 and $19,000 the year ended December 31, 2021 and 2020, respectively. There were no fees associated with these credit lines for the year ended December 31, 2021 and 2020.

NFS Contract

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of the arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. If the Company chooses to exit this agreement before the end of the contract term, the Company is under the obligation to pay an early termination fee upon occurrence pursuant to the table below:

Date of Termination	Early Termination Fee
Prior to August 1, 2022	$8,000,000
Prior to August 1, 2023	$7,250,000
Prior to August 1, 2024	$4,500,000
Prior to August 1, 2025	$3,250,000

For the year ended December 31, 2021, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements for these fees.

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

The Company, through its affiliate, Kennedy Cabot Acquisition, LLC (“KCA”), is self-insured with respect to employee health claims. KCA maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $65,000 per employee as of December 31, 2021. The estimated liability for self-insurance claims is initially recorded in the year in which the event of loss occurs and may be subsequently adjusted based upon new information and cost estimates. Reserves for losses represent estimates of reported losses and estimates of incurred but not reported losses based on past and current experience. Actual claims paid and settled may differ, perhaps significantly, from the provision for losses. This adds uncertainty to the estimated reserves for losses. Accordingly, it is at least possible that the ultimate settlement of losses may vary significantly from the amounts included in the financial statements.

Siebert 2021 Form-10K 71

As part of this plan, the Company recognized expenses of $1,405,000 and $1,308,000 for the year ended December 31, 2021 and 2020, respectively.

The Company had an accrual of $105,000 as of December 31, 2021, which represents the historical estimate of future claims to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

23. Employee Benefit Plans

The Company through KCA sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. No contributions were made by the Company or KCA for the year ended December 31, 2021 and 2020. On August 6, 2021, the Company’s Board of Directors approved a 401(k) matching program for employees of the Company.

On September 17, 2021, the Company’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”) at the Company’s 2021 Annual Meeting of Shareholders. The Plan provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There are 3 million shares reserved under the Plan, and the Company issued no securities under the Plan for the year ended December 31, 2021.

24. Related Party Disclosures

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

KCA sponsors a 401(k) profit sharing plan which covers substantially all of the Company’s employees. Employee contributions to the plan are at the discretion of eligible employees. There were no contributions by the Company or KCA to the plan for the year ended December 31, 2021 and 2020. In January 2020, MSCO sold approximately $288,000 worth of a private equity security to KCA at cost.

For the year ended December 31, 2021 and 2020, KCA has earned no profit for providing any services to the Company as KCA passes through any revenue or expenses to the Company’s subsidiaries.

Park Wilshire Companies, Inc.

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $70,000 and $73,000 for the year ended December 31, 2021 and 2020, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

The Company has entered into various debt agreements with Gloria E. Gebbia, the Company’s principal stockholder. Refer to Note 14 – “Notes Payable - Related Party” for additional detail.

Siebert 2021 Form-10K 72

In addition, the Company’s obligations under its line of credit with East West Bank are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia and Gloria E. Gebbia, individually, and as a co-trustees of the John and Gloria Living Trust, U/D/T December 8, 1994. Refer to Note 13 – “Long-Term Debt” for additional detail.

Gloria E. Gebbia has extended loans to certain Company employees for the purchase of the Company’s shares. These transactions have not materially impacted the Company’s financial statements.

The sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries. Their compensation was in aggregate $1,179,000 and $543,000 for the year ended December 31, 2021 and 2020, respectively. Their compensation was higher in the year ended December 31, 2021 primarily due to voluntary reductions in their salaries and bonuses during the COVID-19 crisis in 2020.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the year ended December 31, 2021 and 2020, rent expense was $60,000 for this branch office.

Tigress Holdings, LLC and Cynthia DiBartolo

On November 16, 2021, the Company entered into an agreement with Tigress in exchange for 24% of RISE and shares of the Company’s common stock. Refer to Note 1 – “Organization” for additional detail.

As part of the transaction, WPS was renamed to RISE, and Tigress’ founder, Cynthia DiBartolo, will continue as CEO of Tigress, and will assume the position as CEO of RISE. Gloria E. Gebbia will assume the position of Chief Impact Officer at RISE. Ms. DiBartolo will be appointed to the Company’s Board of Directors and Ms. Gebbia was appointed to Tigress’ Board of Directors. Certain employees of Tigress are also employees of RISE.

25. Subsequent Events

The Company has evaluated events that have occurred subsequent to December 31, 2021 and through March 30, 2022, the date of the filing of this report.

From January 31, 2022 to the date of this Report, RISE issued and Siebert sold membership interests in RISE to certain employees, directors, and affiliates of RISE and Siebert. This amount represented, as of the date of this Report, an aggregate of 7% of the total issued and outstanding membership interests in RISE.

Transaction with Hedge Connection

On January 21, 2022, RISE entered into an agreement with Hedge Connection, Inc. (“Hedge Connection”), a Florida corporation and a woman-owned fintech company founded by Lisa Vioni that provides capital introduction software solutions for the prime brokerage industry.

Pursuant to the agreement, Hedge Connection transferred to RISE common stock representing twenty percent (20%) of the outstanding post-closing issued and outstanding capitalization in Hedge Connection and an option from Ms. Vioni to acquire 100% of the remaining interest in Hedge Connection at fair value market at the time of the option exercise, provided such valuation of Hedge Connection is not less than $5 million for a consideration of $1,000,000. This consideration is to be paid in three cash installments over 180 days totaling $600,000 as well as approximately 3.33% of the issued and outstanding membership interests of RISE.

In addition, RISE acquired a technology license agreement from Hedge Connection to use its capital introduction software, Fintroz, for an annual license fee of $250,000, Ms. Vioni provided RISE with the right to appoint one director to the Board of Directors of Hedge Connection, and Ms. Vioni was appointed to the Board of Directors of RISE as well as to the position of President of RISE Prime – Capital Introduction, a division of RISE.

Shelf Registration Statement

On February 18, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC, File No. 333-262895, pursuant to General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”), that was declared effective on March 2, 2022 (the “Registration Statement”). The Company may from time to time sell any combination of the securities described in the Registration Statement in one or more offerings up to an aggregate offering price of $100.0 million; provided, however, at the time the Company sells securities pursuant to the Registration Statement, the amount of securities to be sold plus the amount of any securities it has sold during the prior twelve months in reliance on General Instruction I.B.6 may not exceed one-third of the aggregate market value of the Company’s outstanding Common Stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6 while the Company remains subject to the Baby Shelf Rule.

Other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of December 31, 2021.

Siebert 2021 Form-10K 73

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) was identified during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To evaluate the effectiveness of our internal control over financial reporting, we use the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, our management, including our Executive Vice President/Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal controls over financial reporting were effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B. OTHER INFORMATION

None.

Siebert 2021 Form-10K 74

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The names of our Directors and their ages, positions, and biographies are set forth below.

Gloria E. Gebbia

Age 79

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

Age 83

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

Age 79

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

Age 53

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

Andrew H. Reich

Age 66

Andrew H. Reich has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until 2016. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company. Mr. Reich has more than 20 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds a M.B.A. from The University of Southern California and a B.B.A. from the Bernard Baruch College.

Siebert 2021 Form-10K 75

Jerry M. Schneider, CPA

Age 77

Jerry M. Schneider is a certified public accountant and has over 40 years of relevant accounting experience. Mr. Schneider is licensed to practice public accounting in New York and Florida and is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Schneider was the Managing Partner of Schneider & Associates LLP, a CPA firm with approximately 20 professional staff and was the driving force in that firm’s growth and development until it merged with Marks Paneth LLP in 2008. From January 2011 to December 31, 2017, Mr. Schneider was a Partner Emeritus and Senior Consultant at Marks Paneth LLP. Mr. Schneider is also a member of the Board of Directors of Prometheum, Inc., a company that is authorized by FINRA to run an AST for the general public for digital asset securities. In 2018, Mr. Schneider was appointed to the Board of Directors and the Audit Committee of Fiduciary Trust International South (a subsidiary of Fiduciary Trust International, which is owned by Franklin Templeton). In December 2019, Mr. Schneider was elected to be the chairman of the Audit Committee and was appointed to the Board of Directors of the Trust Committee of Fiduciary Trust International South. Mr. Schneider’s practice was concentrated in the areas of business planning, high net worth individuals, manufacturing, retailing, securities broker-dealers, the hospitality industry, private educational institutions and estate planning.

Cynthia DiBartolo

Age 59

Cynthia DiBartolo is the Founder and has served as Chief Executive Officer of Tigress Financial Partners since 2011. In her professional life, Ms. DiBartolo has 35 years of accomplishment-laden practice working in finance. She spent more than two decades aligned with Fortune 500 companies, driving achievements in revenue growth, brand expansion and new offerings. Beginning her career as an institutional credit analyst with Bear Stearns, then as an attorney on Wall Street with Merrill Lynch, Ms. DiBartolo developed excellent analytical and problem-solving skills and segued into the role of a Compliance Director at Smith Barney. During her time at Smith Barney, Ms. DiBartolo was credited as the visionary leader behind a joint venture plan between Smith Barney and Citicorp Investment Services to develop offerings for the Mass Affluent market segment. Ms. DiBartolo has also served as a Business Leader to the White House Business Council for the Obama Administration. For the past several years, she shared the panel at the Comptrollers Summit along with New York State Comptroller Tom DiNapoli, and New York City Comptroller Scott Stringer to discuss advancing diversity and inclusion in financial services. Ms. DiBartolo served as a Business Leader for Governor Cuomo’s Ten Points-Women’s Initiative, which aims to break down barriers to women's full participation in society and create a positive and sustainable meritocracy in business.

Siebert 2021 Form-10K 76

Identification of Executive Officers

Name	Age	Position

Andrew H. Reich	66	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

Andrew H. Reich has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until 2016. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company. Mr. Reich has more than 20 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds a M.B.A. from The University of Southern California and a B.B.A. from the Bernard Baruch College.

Corporate Governance

Board Meetings

The Board of Directors held 5 regular meetings and 3 special meetings during 2021. Each incumbent director attended at least 75% of his or her Board of Directors meetings and all of his or her committee meetings.

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

The Audit Committee held 4 meetings during 2021.

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

Siebert 2021 Form-10K 77

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers and directors. The Compensation Committee will administer a stock option and other employee benefit plans if and when adopted. The Compensation Committee does not function pursuant to a formal written charter and as a Controlled Company we are not required to comply with the Nasdaq Stock Market’s independence requirements. The Compensation Committee held no meetings during 2021.

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

Nominating Committee of the Board of Directors

The Nominating Committee of the Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Nominating Committee does not function pursuant to a formal written charter and as a Controlled Company we are not required to comply with the Nasdaq Stock Market’s independence requirements. The Nominating Committee did not meet in 2021.

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

Indemnification of Officers and Directors

We are parties to indemnification agreements with our executive officers and directors and indemnify them to the extent permitted by applicable law against liabilities incurred as a result of their service to us and against liabilities incurred as a result of their service as directors of other corporations when serving at our request. We have a director’s and officer’s liability insurance policy, underwritten by the American International Group, Inc., in the annual aggregate amount of $5 million. As to reimbursements by the insurer of our indemnification expenses, the policy has a $250,000 deductible; there is no deductible for covered liabilities of individual directors and officers.

Annual Shareholders Meeting Attendance Policy

It is the policy of our Board of Directors that all our directors are strongly encouraged to attend each annual shareholder meeting. All of our directors attended the 2021 annual meeting of shareholders.

Siebert 2021 Form-10K 78

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

Board Leadership Structure and Board of Directors

Our Board of Directors does not have a chairman nor a lead independent director. The Company believes this structure allows all of the directors to participate in the full range of the Board of Director’s responsibilities with respect to its oversight of the Company’s management. The Board of Directors has determined that this leadership structure is appropriate given the size of the Company, the number of directors overseeing the Company, and the Board of Directors’ oversight responsibilities.

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

Board of Directors’ Role in Risk Oversight

Consistent with its responsibility for oversight of the Company, the Board of Directors, among other things, oversees risk management of the Company’s business affairs directly and through the committee structure that it has established. The principal risks associated with the Company are risks related to securities market volatility and the securities industry, lower price levels in the securities markets, intense competition in the brokerage industry, extensive government regulation, net capital requirements, customers’ failure to pay, an increase in volume on our systems or other events which could cause them to malfunction, reliance on information processing and communications systems, continuing changes in technology, dependence on the ability to attract and retain key personnel, the ability of our principal shareholder to control many key decisions and there may be a limited public market for our Common Stock, among other risks and uncertainties detailed in under Part I, Item 1A - Risk Factors of this Form 10-K as well as in our filings with the SEC.

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

The Board of Directors requires management to report to the full Board of Directors on a variety of matters at regular meetings of the Board of Directors and on an as-needed basis, including the performance and operations of the Company and other matters relating to risk management. The Audit Committee also receives reports from the Company’s independent registered public accounting firm on internal control and financial reporting matters. These reviews are conducted in conjunction with the Board of Directors’ risk oversight function and enable the Board of Directors to review and assess any material risks facing Siebert.

10b5-1 Plans

Andrew H. Reich, Gloria E. Gebbia, Charles Zabatta, Francis V. Cuttita, and certain employees of Siebert entered into 10b5-1 plans in September 2021.

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

Based upon a review of Section 16(a) forms furnished to the Company, the Company believes that all applicable Section 16(a) filing requirements were met during the year ended December 31, 2021.

Siebert 2021 Form-10K 79

Advisors to the Company

Senior Advisors

John M. Gebbia and Richard Gebbia, sons of Gloria E. Gebbia, are Co-CEO’s of MSCO and serve as Registered Principals and associated persons of MSCO. Before the close of the acquisition of StockCross, they were also serving as executive officers and directors of StockCross. Both Richard Gebbia and John M. Gebbia have extensive experience in the securities industry and work with MSCO and senior management of the Company to identify cost saving opportunities and improvements to the Company’s business.

John M. Gebbia has been in the brokerage industry in various capacities since 1990. Mr. Gebbia was the President and CEO of Kennedy Cabot & Co., from 1992 to 1997 when it was acquired by Toronto Dominion Bank. Thereafter he was active with various Gebbia family businesses. From 2007 to 2020, Mr. Gebbia was associated with StockCross, most recently as a Director and its Executive Vice President.

Richard S. Gebbia has been in the brokerage industry since 1993. From 2007 to 2020, Mr. Gebbia was associated with StockCross in various capacities. Mr. Gebbia was the CEO and a Director of StockCross.

David J. Gebbia has been in the brokerage industry since 1993. Mr. Gebbia is currently the President of the Company’s insurance subsidiary, PW.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the annual compensation paid to or earned by our current Executive Vice President, Chief Operating Officer and Chief Financial Officer (the “Named Executive Officer”) during the year ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	Other Compensation	Totals
Andrew H. Reich*	2021	$225,000	$125,000	—	—	—	—	—	$350,000
	2020	$188,000	$17,000	—	—	—	—	—	$205,000

* Represents the dollar amount recognized for financial statement reporting in accordance with ASC 718. Mr. Reich was named to the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer effective December 16, 2016.

Outstanding Equity Awards as of December 31, 2021

As of December 31, 2021, the Company had no outstanding equity awards.

Termination of Employment and Change-in-Control Arrangements

Employment Agreements

We are not a party to an employment agreement with any Named Executive Officer. All of our Named Executive Officers are employees at will.

Option Agreements

As of December 31, 2021, we had no option agreements with our Named Executive Officers.

Compensation of Directors

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of the Company’s directors during the year ended December 31, 2021.

Siebert 2021 Form-10K 80

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gloria E. Gebbia	—	—	—	—	—	—	—
John J. Gebbia	—	—	—	—	—	—	—
Andrew H. Reich	—	—	—	—	—	—	—
Francis V. Cuttita	$106,000	—	—	—	—	—	$106,000
Charles Zabatta	$106,000	—	—	—	—	—	$106,000
Jerry M. Schneider	$106,000	—	—	—	—	—	$106,000
Cynthia DiBartolo	—	—	—	—	—	—	—

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2021. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the PCAOB (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off-balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the PCAOB (United States) regarding “Communication with Audit Committees Concerning Independence.”

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ended December 31, 2021 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the SEC.

Audit Committee,

Jerry M. Schneider, CPA, Chairman

Charles Zabatta

Francis V. Cuttita

Siebert 2021 Form-10K 81

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our Common Stock as of March 14, 2022. The information includes beneficial ownership by each of our directors and the Named Executive Officers, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our Common Stock. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage of ownership is based on 32,403,235 shares of Common Stock outstanding as of March 14, 2022.

Name and Address of Beneficial Owner (1)	Shares of Common Stock	Percent of Class

Named Executive Officers and Directors
Gloria E. Gebbia / John J. Gebbia(2)	17,838,473	55%
Andrew H. Reich	733,238	2%
Francis V. Cuttita	187,773	*
Cynthia DiBartolo	1,218,760	4%
Charles Zabatta(3)	608,439	2%
Jerry M. Schneider	3,000	*
Directors and named executive officers as a group (7 persons)	20,589,683	64%

Other Shareholders with 5% or More
Kimberly Gebbia(4)	3,457,673	11%
9378 Wilshire Blvd.
Beverly Hills, CA 90212

John M. Gebbia	2,087,091	6%
15 Exchange Place
Jersey City, NJ 07302

* Less than 1% of outstanding shares

1) Unless otherwise indicated, the business address of each individual is c/o Siebert Financial Corp., 535 Fifth Avenue, 4th Floor, New York, NY 10017.

2) Gloria E. Gebbia and John J. Gebbia are husband and wife. Includes 10,744,054 shares of our Common Stock owned by Gloria E. Gebbia, 2,689,592 shares owned by Kimberly Gebbia, 2,087,091 shares owned by John M. Gebbia, 1,433,218 shares owned by David J Gebbia, 116,437 shares owned by a family trust, and 768,081 shares owned by Richard S. Gebbia and the children of Richard and Kimberly Gebbia.

3) Includes 508,439 shares owned by Charles Zabatta’s wife.

4) Includes 768,081 shares owned by Richard S. Gebbia and the children of Richard and Kimberly Gebbia.

Siebert 2021 Form-10K 82

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Baker Tilly US, LLP (“Baker Tilly”) currently serves as our independent registered public accounting firm.

Audit and Tax Fees

Our Audit Committee has determined that the services described below that were rendered by Baker Tilly are compatible with the maintenance of Baker Tilly’s independence from our management.

Audit Fees

The aggregate fees billed by Baker Tilly for professional services rendered for the 2021 and 2020 audit of our annual financial statements and reviews of our quarterly financial statements were both $345,000.

All Other Fees

Baker Tilly rendered no other services for Siebert for the year ended December 31, 2021 and 2020.

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

Siebert 2021 Form-10K 83

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a) The following documents are filed as part of this report:

1.Financial Statements

The consolidated financial statements for the year ended December 31, 2021 and 2020 commence on page 37 of this Annual Report on Form 10-K.

2.Financial Statement Schedules

None.

3. Exhibits

The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Siebert 2021 Form-10K 84

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

3.2	By-laws of Siebert Financial Corp. (incorporated by reference to Siebert Financial Corp.’s Registration Statement on Form S-1 (File No. 333-49843) filed with the SEC on April 10, 1998)

4.0	Description of Registrant’s Securities

4.1	Siebert Financial Corp. 2021 Equity Incentive Plan**

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

Siebert 2021 Form-10K 85

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

10.14	Form of Term Loan Note (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.15	Common Stock Purchase Agreement, dated as of January 31, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc.

10.16	Amendment to Fully Disclosed Clearing Agreement, dated as of August 1, 2021, by and between Muriel Siebert & Co., Inc. and National Financial Services LLC.

10.17	Guaranty Agreement, dated as of August 1, 2021, between Siebert Financial Corp. and National Financial Services LLC

10.18	Amendment No. 1 to Common Stock Purchase Agreement, dated as of August 18, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc.

10.19	Agreement between Siebert Financial Corp. and Tigress Holdings, LLC, dated November 16, 2021.

10.20

Purchase Agreement dated as of December 30, 2021, for 653 Collins Ave, Miami Beach, FL, between Siebert Financial Corp. and City National Bank of Florida, a national banking association, as trustee under the provisions of a certain Trust Agreement, dated 22nd day of March, 1993

10.21	Promissory Note, dated as of December 30, 2021, made by Siebert Financial Corp. in favor of Gloria E. Gebbia

10.22	Promissory Note and Loan and Security Agreement, dated as of December 30, 2021, between East West Bank and Siebert Financial Corp.

10.23	Agreement between Siebert Financial Corp. and Hedge Connection, Inc., dated January 21, 2022.

21.1	Subsidiaries of the registrant***

23.1	Consent of Baker Tilly US, LLP

31.1	Certification of Andrew H. Reich pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Andrew H. Reich of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002***

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema
101.	CAL XBRL Taxonomy Extension Calculation Linkbase
101.	DEF XBRL Taxonomy Extension Definition Linkbase
101.	LAB XBRL Taxonomy Extension Label Linkbase
101.	PRE XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded with Inline XBRL document).

*              Portions of the indicated document have been afforded confidential treatment and have been filed separately with the SEC pursuant to Rule 24b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended.

** Management contract or compensatory plan or arrangement.

*** Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

Siebert 2021 Form-10K 86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal executive, financial and accounting officer)

Date: March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and	March 30, 2022
Andrew H. Reich	Chief Financial Officer, Secretary and Director (Principal executive, financial and accounting officer)

/s/ Gloria E. Gebbia	Director	March 30, 2022
Gloria E. Gebbia

/s/ John J. Gebbia	Director	March 30, 2022
John J. Gebbia

/s/ Charles Zabatta	Director	March 30, 2022
Charles Zabatta

/s/ Francis V. Cuttita	Director	March 30, 2022
Francis V. Cuttita

/s/ Jerry M. Schneider	Director	March 30, 2022
Jerry M. Schneider

/s/Cynthia DiBartolo	Director	March 30, 2022
Cynthia DiBartolo

Siebert 2021 Form-10K 87