Form 10-K/A
period 2021-12-31
SIEBERT FINANCIAL CORP
filed 2022-05-20
CIK 65596

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

The number of shares of the registrant’s outstanding Common Stock, as of May 20, 2022, was 32,403,235 shares.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Siebert Financial Corp. (the “Company”) is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”) that was filed with the Securities and Exchange Commission on March 30, 2022 for the purpose of correcting the report of the Company’s independent registered public accounting firm, Baker Tilly US, LLP (PCAOB ID 23), which due to an error by Baker Tilly US, LLP, did not include the appropriate language.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Annual Report and does not modify or update in any way disclosures made in the Annual Report except to furnish the corrected independent registered public accounting firm’s report.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2017.

New York, New York

March 30, 2022

EXHIBIT INDEX

Exhibit No.	Description Of Document
31.1	Certification of Andrew H. Reich pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
23.1	Consent of Baker Tilly US, LLP***

*** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report on Form 10-K of Siebert Financial Corp. to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal executive, financial and accounting officer)

Date: May 20, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the annual report on Form 10-K of Siebert Financial Corp. has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and	May 20, 2022
Andrew H. Reich	Chief Financial Officer, Secretary and Director (Principal executive, financial and accounting officer)

/s/ Gloria E. Gebbia	Director	May 20, 2022
Gloria E. Gebbia

/s/ John J. Gebbia	Director	May 20, 2022
John J. Gebbia

/s/ Charles Zabatta	Director	May 20, 2022
Charles Zabatta

/s/ Francis V. Cuttita	Director	May 20, 2022
Francis V. Cuttita

/s/ Jerry M. Schneider	Director	May 20, 2022
Jerry M. Schneider

/s/Cynthia DiBartolo	Director	May 20, 2022
Cynthia DiBartolo