Form 10-Q
period 2022-03-31
SIEBERT FINANCIAL CORP
filed 2022-05-23
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)
New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 23, 2022, there were 32,403,235 shares of the registrant’s common stock.

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

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in under Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended on May 20, 2022 (“2021 Form 10-K”), as well as in our filings with the SEC.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022 (unaudited)	December 31, 2021 (unaudited)
ASSETS

Current assets
Cash and cash equivalents	$7,669,000	$3,758,000
Cash and securities segregated for regulatory purposes	278,408,000	326,826,000
Receivables from customers	78,336,000	85,327,000
Receivables from broker-dealers and clearing organizations	14,068,000	8,185,000
Receivables from non-customers	55,000	81,000
Other receivables	4,256,000	2,242,000
Prepaid service contract - current	709,000	709,000
Prepaid expenses and other assets	1,868,000	1,596,000
Securities borrowed	707,319,000	939,518,000
Securities owned, at fair value	3,400,000	3,991,000
Total Current assets	1,096,088,000	1,372,233,000

Deposits with broker-dealers and clearing organizations	4,602,000	5,541,000
Prepaid service contract – non-current	118,000	295,000
Property, office facilities, and equipment, net	7,700,000	7,463,000
Software, net	666,000	752,000
Lease right-of-use assets	2,281,000	2,662,000
Equity method investment in related party	8,165,000	8,156,000
Other equity investment in related party, at fair value	1,036,000	—
Investments, cost	850,000	850,000
Deferred tax assets	4,341,000	4,294,000
Goodwill	1,989,000	1,989,000
Total Assets	$1,127,836,000	$1,404,235,000

LIABILITIES AND EQUITY

Liabilities
Current liabilities
Payables to customers	$335,120,000	$376,670,000
Payables to non-customers	7,298,000	17,430,000
Drafts payable	1,889,000	1,804,000
Payables to broker-dealers and clearing organizations	801,000	254,000
Accounts payable and accrued liabilities	3,156,000	3,677,000
Taxes payable	2,056,000	1,748,000
Securities loaned	707,996,000	931,735,000
Securities sold, not yet purchased, at fair value	52,000	24,000
Notes payable - related party	4,120,000	7,000,000
Current portion of lease liabilities	1,091,000	1,234,000
Current portion of long-term debt	1,010,000	998,000
Current portion of deferred contract incentive	783,000	808,000
Total Current liabilities	1,065,372,000	1,343,382,000

Lease liabilities, less current portion	1,438,000	1,699,000
Long-term debt, less current portion	6,448,000	6,710,000
Deferred contract incentive, less current portion	1,750,000	1,938,000
Total Liabilities	1,075,008,000	1,353,729,000

Commitments and Contingencies
Equity
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 32,403,235 shares issued and outstanding as of both March 31, 2022 and December 31, 2021	324,000	324,000
Additional paid-in capital	29,540,000	27,967,000
Retained earnings	19,999,000	20,972,000
Total Stockholders’ equity	49,863,000	49,263,000
Noncontrolling interests	2,965,000	1,243,000
Total Equity	52,828,000	50,506,000

Total Liabilities and Equity	$1,127,836,000	$1,404,235,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Commissions and fees	$2,340,000	$7,008,000
Interest, marketing and distribution fees	2,362,000	3,459,000
Principal transactions and proprietary trading	(267,000)	4,248,000
Market making	764,000	1,614,000
Stock borrow / stock loan	3,578,000	1,847,000
Advisory fees	507,000	356,000
Other income	1,060,000	392,000
Total Revenue	10,344,000	18,924,000

Expenses
Employee compensation and benefits	7,094,000	9,166,000
Clearing fees, including execution costs	494,000	1,853,000
Technology and communications	1,182,000	1,241,000
Other general and administrative	932,000	770,000
Data processing	516,000	797,000
Rent and occupancy	473,000	570,000
Professional fees	696,000	615,000
Depreciation and amortization	259,000	392,000
Referral fees	—	407,000
Interest expense	124,000	103,000
Advertising and promotion	113,000	—
Total Expenses	11,883,000	15,914,000

Earnings of equity method investment in related party	165,000	—

Income (loss) before provision for (benefit from) income taxes	(1,374,000)	3,010,000
Provision for (benefit from) income taxes	(282,000)	735,000
Net income (loss)	(1,092,000)	2,275,000
Less net loss attributable to noncontrolling interests	(119,000)	—
Net income (loss) available to common stockholders	$(973,000)	$2,275,000

Net income (loss) available to common stockholders per share of common stock
Basic and diluted	$(0.04)	$0.07

Weighted average shares outstanding
Basic and diluted	32,403,235	31,173,149

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance – January 1, 2021	30,953,710	$309,000	$21,768,000	$15,909,000	$37,986,000	$—	$37,986,000
Shares issued for OpenHand transaction	329,654	3,000	1,378,000	—	1,381,000	—	1,381,000
Net income	—	—	—	2,275,000	2,275,000	—	2,275,000
Balance – March 31, 2021	31,283,364	$312,000	$23,146,000	$18,184,000	$41,642,000	$—	$41,642,000

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance – January 1, 2022	32,403,235	$324,000	$27,967,000	$20,972,000	$49,263,000	$1,243,000	$50,506,000
Issuance and transfers of RISE membership interests	—	—	1,573,000	—	1,573,000	1,841,000	3,414,000
Net (loss)	—	—	—	(973,000)	(973,000)	(119,000)	(1,092,000)
Balance – March 31, 2022	32,403,235	$324,000	$29,540,000	$19,999,000	$49,863,000	$2,965,000	$52,828,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(1,092,000)	$2,275,000
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Deferred income tax expense / (benefit)	(47,000)	171,000
Depreciation and amortization	259,000	392,000
Net lease liabilities	(23,000)	(68,000)
Earnings of other equity investment in related party, at fair value	(36,000)	—
Earnings of equity method investment in related party	(165,000)	—

Changes in
Receivables from customers	6,991,000	3,085,000
Receivables from non-customers	26,000	(9,000)
Receivables from and deposits with broker-dealers and clearing organizations	(4,944,000)	7,728,000
Securities borrowed	232,199,000	137,170,000
Securities owned, at fair value	591,000	(1,465,000)
Prepaid expenses and other assets	(2,286,000)	438,000
Prepaid service contract	177,000	177,000
Payables to customers	(41,550,000)	4,198,000
Payables to non-customers	(10,132,000)	(1,800,000)
Drafts payable	85,000	(1,319,000)
Payables to broker-dealers and clearing organizations	547,000	4,237,000
Accounts payable and accrued liabilities	(521,000)	(46,000)
Securities loaned	(223,739,000)	(145,420,000)
Securities sold, not yet purchased, at fair value	28,000	7,000
Interest payable	—	22,000
Taxes payable	(243,000)	14,000
Deferred contract incentive	(213,000)	—
Net cash provided by (used in) operating activities	(44,088,000)	9,787,000

Cash Flows From Investing Activities
Other equity investment in related party, at fair value	(100,000)	—
Purchase of OpenHand common stock	—	(850,000)
Purchase of furniture, equipment, and leasehold improvements	(57,000)	(110,000)
Purchase of software	(76,000)	(64,000)
Build out of property	(276,000)	—
Net cash (used in) investing activities	(509,000)	(1,024,000)

Cash Flows From Financing Activities
Issuance of RISE membership interests	600,000	—
Transfers of RISE membership interests	240,000	—
Repayments of notes payable – related party	(500,000)	—
Repayments of long-term debt	(250,000)	(249,000)
Net cash provided by (used in) financing activities	90,000	(249,000)

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	(44,507,000)	8,514,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	330,584,000	328,556,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$286,077,000	$337,070,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of period	$7,669,000	$4,097,000
Cash and securities segregated for regulatory purposes - end of period	278,408,000	332,973,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$286,077,000	$337,070,000

Supplemental cash flow information
Cash paid / (refunds received) during the period for income taxes	$8,000	$1,000
Cash paid during the period for interest	$124,000	$81,000

Non-cash investing and financing activities
Shares issued for OpenHand transaction	$—	$1,381,000
Transfers of RISE membership interests	$2,880,000	$—
Purchase of other equity investment in related party, at fair value, net of cash paid of $100,000	$900,000	$—

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Organization

Overview

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned subsidiaries and variable interest entity (“VIE”):

•

Muriel Siebert & Co., Inc. (“MSCO”) provides retail brokerage services. MSCO is a Delaware corporation and broker-dealer registered with the Securities and Exchange Commission (“SEC”) under the Exchange Act and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), and the National Futures Association (“NFA”).

•

Siebert AdvisorNXT, Inc. (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940

•

Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

•

Siebert Technologies, LLC (“STCH”) provides robo-advisory technology development. STCH is a Nevada limited liability company.

•

RISE Financial Services, LLC (“RISE”) provides prime brokerage services. RISE was formerly known as WPS Prime Services, LLC (“WPS”), and is a Delaware limited liability company and a broker-dealer registered with the SEC and NFA. RISE is a woman-owned and operated financial services firm that offers a comprehensive suite of prime brokerage services aligned with the growing mission-driven environmental, social and governance (“ESG”) initiatives of institutional investors.

•

StockCross Digital Solutions, Ltd. (“STXD”), an inactive subsidiary headquartered in Bermuda.

For purposes of this Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, and STXD collectively, unless the context otherwise requires.

The Company is headquartered in New York, NY, with primary operations in New Jersey, Florida, and California. The Company has 14 branch offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the three months ended March 31, 2022 and 2021 were derived from its operations in the U.S.

As of March 31, 2022, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

Transaction with Hedge Connection

On January 21, 2022, RISE entered into an agreement with Hedge Connection, Inc. (“Hedge Connection”), a Florida corporation and a woman-owned fintech company founded by Lisa Vioni that provides capital introduction software solutions for the prime brokerage industry. Refer to Note 9 – Other Equity Investment in Related Party, at Fair Value for additional detail.

Change in Membership Interests of RISE

During the three months ended March 31, 2022, RISE issued and Siebert sold membership interests in RISE to certain employees, directors, and affiliates of RISE and Siebert.

From January 1, 2022 to March 30, 2022, RISE issued 8.3% of RISE’s total issued and outstanding membership interests in exchange for a net increase in assets of $1,000,000. Siebert sold membership interests representing 2% of RISE’s total issued and outstanding membership interests to two Siebert employees. Through March 30, 2022 Siebert continued to hold a majority ownership interest in RISE.

On March 31, 2022, Siebert exchanged $2,880,000 in aggregate of notes payable to Gloria E. Gebbia for 24% ownership interest in RISE. As a result of the aforementioned transactions, Siebert’s direct ownership percentage in RISE declined from 76% as of December 31, 2021 to approximately 44% as of March 31, 2022. The change in membership interest on March 31, 2022 required Siebert to reassess its interest in RISE in accordance with Accounting Standards Codification (“ASC”) Topic 810 – Consolidation. As of March 31, 2022, Siebert determined that RISE is a VIE as the equity holders lack the characteristics of a controlling financial interest. Siebert holds a variable interest in RISE and is the primary beneficiary of RISE since it holds both the power to direct the activities of RISE that most significantly impact RISE’s economic performance, as well as the obligation to absorb losses and right to receive the returns from RISE that would be significant to RISE. Accordingly, Siebert consolidates RISE as a VIE. Refer to Note 3 – Consolidation of Variable Interest Entity for further information.

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

In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s 2021 Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Siebert and its consolidated subsidiaries, each of which is a wholly-owned subsidiary, as well as the 44% investment in a VIE for which the Company has determined it is the primary beneficiary. Upon consolidation, all intercompany balances and transactions are eliminated. The U.S. dollar is the functional currency of the Company and numbers are rounded for presentation purposes.

The Company’s investments in non-majority-owned partnerships and affiliates are accounted for using the equity method or at fair value, until such time that they become wholly or majority-owned. Earnings attributable to noncontrolling interests are recorded on the statements of operations relating to wholly or majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to the Company’s ownership interest recorded on the statements of financial condition in each period.

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2021 Form 10-K. Other than the below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

Variable Interest Entities

The Company evaluates whether an entity is a VIE and determines if the primary beneficiary status is appropriate on a quarterly basis. The Company consolidates a VIE for which it is the primary beneficiary. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including factors such as the power to direct the activities of the VIE that most significantly impact its economic performance, the obligation to absorb the losses and/or the right to receive the expected returns of the VIE. Through this evaluation, the Company determined that RISE is a VIE and the Company is the primary beneficiary, primarily due to the Company having the power to direct the activities of RISE that most significantly impact its economic performance. Additionally, the Company may be obligated to fund RISE’s operations at an amount that is disproportional to its ownership percentage.

2. New Accounting Standards

The Company did not adopt any new accounting standards during the three months ended March 31, 2022. In addition, the Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of March 31, 2022.

3. Consolidation of Variable Interest Entity

As of March 31, 2022, the Company owned approximately 44% of RISE. RISE was deemed to be a VIE as the equity investors at risk, as a group, lack the characteristics of a controlling financial interest. The major factor that led to the conclusion that the Company is the primary beneficiary of this VIE is that the Company has the power to direct the activities of RISE that most significantly impact its economic performance, as well as the potential obligation to fund operations and absorb losses in amount that is disproportional to the Company’s ownership percentage.

As of March 31, 2022, RISE reported assets of $4 million and liabilities of $0.8 million. There are no restrictions on the consolidated VIE’s assets.

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of March 31, 2022	As of December 31, 2021
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$15,974,000	$10,968,000
Goldman Sachs & Co. LLC ("GSCO")	267,000	335,000
Pershing Capital	1,191,000	1,193,000
National Financial Services, LLC (“NFS”)	1,113,000	974,000
Securities fail-to-deliver	89,000	174,000
Globalshares	32,000	55,000
Other receivables	4,000	27,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$18,670,000	$13,726,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$447,000	$254,000
Payables to broker-dealers	354,000	—
Total Payables to broker-dealers and clearing organizations	$801,000	$254,000

(1) Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of March 31, 2022 and December 31, 2021, MSCO had shares of DTCC common stock valued at approximately $1,054,000 and $905,000, respectively, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

5. Fair Value Measurements

Overview

ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a hierarchy of fair value inputs. Refer to the below as well as Note 6 – Fair Value Measurements in the Company’s 2021 Form 10-K for further information regarding fair value hierarchy, valuation techniques and other items related to fair value measurements.

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

Options: Options are valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in level 1 of the fair value hierarchy. Securities quoted in inactive markets or with observable inputs are categorized into level 2. If there are no observable inputs or quoted prices, securities are categorized as level 3 assets in the fair value hierarchy. Level 3 assets are not actively traded and subjective estimates based on managements’ assumptions are utilized for valuation.

Other equity investment in related party, at fair value: The Company’s other equity investments in related party are investments in privately held companies. The transaction price, excluding transaction costs, is the best estimate of fair value at acquisition. When evidence supports a change to the carrying value from the transaction price, then adjustments are made to reflect expected exit values in the investment’s principal market under current market conditions. Privately held equity investments are typically valued by using a market approach. Under the fair value hierarchy, these investments are classified as level 3. As of March 31, 2022, the unobservable inputs utilized to estimate the fair value were the original transaction price adjusted for the performance of the investment during the period.

Unit investment trusts (“UITs”): Units of UITs are carried at redemption value, which represents fair value. Units of UITs are categorized as level 2.

Fair Value Hierarchy Tables

The following tables present the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the periods presented.

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities*	$97,655,000	$—	$—	$97,655,000

Securities owned, at fair value
U.S. government securities**	$2,860,000	$172,000	$—	$3,032,000
Certificates of deposit	—	91,000	—	91,000
Municipal securities	—	10,000	—	10,000
Corporate bonds	—	11,000	—	11,000
Options	1,000	—	—	1,000
Equity securities	116,000	139,000	—	255,000
Total Securities owned, at fair value	$2,977,000	$423,000	$—	$3,400,000

Other equity investment in related party, at fair value	$—	$—	$1,036,000	$1,036,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$27,000	$—	$27,000
UITs	—	25,000	—	25,000
Total Securities sold, not yet purchased, at fair value	$—	$52,000	$—	$52,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities**	$2,966,000	$—	$—	$2,966,000
Certificates of deposit	—	91,000	—	91,000
Corporate bonds	—	12,000	—	12,000
Equity securities	489,000	433,000	—	922,000
Total Securities owned, at fair value	$3,455,000	$536,000	$—	$3,991,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$24,000	$—	$24,000
Total Securities sold, not yet purchased, at fair value	$—	$24,000	$—	$24,000

*As of March 31, 2022, the Company had U.S. government securities with market values of approximately $9.9 million, $63.4 million, and $24.4 million and corresponding maturity dates of August 31, 2023, December 31, 2023 and January 31, 2024, respectively. As of December 31, 2021, the Company did not have any U.S. government securities classified as cash and securities segregated for regulatory purposes.

**As of both March 31, 2022 and December 31, 2021, the U.S. government securities had a maturity date of August 15, 2024.

The table below summarizes the total carrying value of Level 3 equity assets and changes made during the periods presented.

Changes in Level 3 Investments

Three Months Ended March 31, 2022
Amount
Balance – January 1, 2022	$—
Purchases	1,000,000
Unrealized gain	36,000
Balance – March 31, 2022	$1,036,000

Refer to the below as well as Note 6 – Fair Value Measurements in the Company’s 2021 Form 10-K for further information regarding financial instruments not carried at fair value on the statements of financial condition as of March 31, 2022 and December 31, 2021.

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents as well as cash and securities segregated for regulatory purposes, are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. The Company had no cash equivalents for regulatory purposes as of March 31, 2022 and December 31, 2021. Securities segregated for regulatory purposes consist solely of U.S. government securities and are included in the fair value hierarchy table above. Cash and cash equivalents and cash and securities segregated for regulatory purposes are classified as level 1.

6. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of March 31, 2022	As of December 31, 2021
Property	$6,815,000	$6,815,000
Office facilities	1,884,000	1,608,000
Equipment	470,000	413,000
Total Property, office facilities, and equipment	9,169,000	8,836,000
Less accumulated depreciation	(1,469,000)	(1,373,000)
Total Property, office facilities, and equipment, net	$7,700,000	$7,463,000

Total depreciation expense for property, office facilities, and equipment was $97,000 and $117,000 for the three months ended March 31, 2022 and 2021, respectively.

Miami Office Building

On December 30, 2021, the Company acquired an office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space, which will be used as one of the primary operating centers for the Company.

As of March 31, 2022, no depreciation expense has been recorded for the Miami office building. Depreciation expense will commence when the Miami office building is completed and placed in service, which is expected to occur in the third quarter of 2022. The Company invested $276,000 in the three months ended March 31, 2022 to build out the Miami office building.

7. Leases

As of March 31, 2022, the Company rents office space under operating leases expiring in 2022 through 2026, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition.

As of March 31, 2022, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis.

	As of March 31, 2022	As of December 31, 2021
Assets
Lease right-of-use assets	$2,281,000	$2,662,000
Liabilities
Lease liabilities	$2,529,000	$2,933,000

The calculated amounts of the lease right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The Company determined a discount rate of 5.0% would approximate the Company’s cost to obtain financing given its size, growth, and risk profile.

Lease Term and Discount Rate	As of March 31, 2022	As of December 31, 2021
Weighted average remaining lease term – operating leases (in years)	2.8	2.9
Weighted average discount rate – operating leases	5.0%	5.0%

The following table represents lease costs and other lease information. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$378,000	$489,000
Short-term lease cost	25,000	21,000
Variable lease cost	70,000	60,000
Sublease income	—	—
Total Rent and occupancy	$473,000	$570,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$400,000	$556,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$—	$1,388,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of March 31, 2022 were as follows:

Year	Amount
2022	$916,000
2023	931,000
2024	399,000
2025	325,000
2026	139,000
Remaining balance of lease payments	2,710,000
Less: difference between undiscounted cash flows and discounted cash flows	181,000
Lease liabilities	$2,529,000

8. Equity Method Investment in Related Party

Transaction with Tigress

On November 16, 2021, the Company entered into an agreement with Tigress Holdings, LLC, (“Tigress”), a Delaware limited liability company. As part of the agreement, (i) Tigress transferred to the Company limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests in Tigress; and (ii) the Company transferred to Tigress limited liability company membership interests representing twenty-four percent (24%) of the outstanding membership interests of RISE, and 1,449,525 shares of the Company’s common stock. The value of the shares of the Company’s common stock was determined using a 60-day average of the Company’s common stock price as reported by the Nasdaq Capital Market. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

This investment is reported in the equity method investment in related party in the statements of financial condition. Under the equity method, the Company recognizes its share of Tigress’ income or loss in the earnings of equity method investment in related party line item in the statements of operations. The Company has elected to classify distributions received from equity method investees using the cumulative earnings approach. For the three months ended March 31, 2022 and 2021, the earnings recognized from the Company’s investment in Tigress was $165,000 and $0, respectively. The Company has not received any cash distributions from Tigress for the three months ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, the carrying amount of the investment in Tigress was $8,165,000 and $8,156,000, respectively. The Company evaluates its equity method investments for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment. There were no events or circumstances suggesting the carrying amount of the investment may be impaired as of March 31, 2022 and December 31, 2021.

Below is a table showing the summary from the consolidated statements of operations and financial condition for Tigress for the periods indicated (unaudited):

	Three Months Ended March 31,
	2022	2021
Revenue	3,399,000	4,052,000
Operating income	689,000	1,710,000
Net income	689,000	1,710,000

	As of
	March 31, 2022	December 31, 2021
Assets	11,316,000	10,793,000
Liabilities	5,925,000	6,096,000
Stockholders’ Equity	5,391,000	4,697,000

9. Other Equity Investment in Related Party, at Fair Value

Transaction with Hedge Connection

On January 21, 2022, RISE entered into an agreement to acquire a minority stake in Hedge Connection, a Florida corporation and a woman-owned fintech company founded by Lisa Vioni that provides capital introduction software solutions for the prime brokerage industry. Refer to Note 25 – Subsequent Events in the Company’s 2021 Form 10-K for additional details.

The Company paid Hedge Connection for licensing and consulting fees related to this agreement in an aggregate amount of $108,000 and $0, for the three months ended March 31, 2022 and 2021, respectively. The Company has not received any cash distributions from Hedge Connection for the three months ended March 31, 2022 and 2021.

10. Investments, Cost

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

No value was attributed to the option because it is not a derivative and there were no transaction costs associated with this option as of March 31, 2022. There was no impairment or observable price changes (orderly transactions for the identical or similar security from the same issuer) which required an adjustment to the carrying value of the Company’s investment in OpenHand as of March 31, 2022.

The investment does not have a readily determinable fair value since OpenHand is a private company and its shares are not publicly traded. The Company made an accounting policy election to measure this investment at cost less any impairment adjusted for any changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Management concluded that there have been no additional adjustments as there were no other identified events or changes in circumstances as of March 31, 2022 that could have a significant effect on the original valuation of the investment.

11. Goodwill

As of both March 31, 2022 and December 31, 2021, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of RISE. As of March 31, 2022, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized in the three months ended March 31, 2022 and 2021. Additionally, the Company determined there was not a material risk for future possible impairments to goodwill as of the date of the assessment.

12. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company acquired the Miami office building for approximately $6.8 million, and the Company entered into a mortgage with East West Bancorp, Inc. (“East West Bank”) for approximately $4 million to finance part of the purchase of the Miami office building.

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

As of both March 31, 2022 and December 31, 2021, the Company had an unused commitment of $338,000 with East West Bank which the Company intended to use for the build out of the Miami office building.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of March 31, 2022 were as follows:

Amount
2022	$—
2023	70,000
2024	78,000
2025	81,000
2026	84,000
Thereafter	3,737,000
Total	$4,050,000

The interest expense related to this mortgage was $25,000 and $0 for the three months ended March 31, 2022, and 2021, respectively. The effective interest rate related to this line of credit was 3.6% for the periods this line of credit has been in place.

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

This agreement contains certain financial and non-financial covenants. The financial covenants are that the Company must maintain a debt service coverage ratio of 1.35 to 1, an effective tangible net worth of a minimum of $25 million, and MSCO must maintain a net capital ratio that is not less than 10% of aggregate debit items. Certain other non-financial covenants include that the Company must promptly notify East West Bank of the creation or acquisition of any subsidiary that at any time owns assets with a value of $100,000 or greater. As of March 31, 2022 and the date of the filing of this Report, the Company was in compliance with all of its covenants related to this agreement.

In addition, the Company’s obligations under the agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia and Gloria E. Gebbia, individually, and as a co-trustees of the John and Gloria Living Trust, U/D/T December 8, 1994 (“John and Gloria Gebbia Trust”).

As of March 31, 2022, the Company has drawn down a $5.0 million term loan under this agreement and has an outstanding balance of $3.4 million. The Company has an additional $5.0 million remaining to draw down from this line of credit.

Remaining Payments

Future remaining annual minimum payments for the line of credit with East West Bank as of March 31, 2022 were as follows:

Amount
2022	$749,000
2023	998,000
2024	1,661,000
Total	$3,408,000

The interest expense related to this line of credit was $29,000 and $37,000 for the three months ended March 31, 2022 and 2021, respectively. The effective interest rate related to this line of credit was 3.50% and 3.25% for the three months ended March 31, 2022 and 2021, respectively.

13. Notes Payable - Related Party

As of March 31, 2022, the Company had various notes payable to Gloria E. Gebbia and Hedge Connection, the details of which are presented below:

Description	Issuance Date	Face Amount	Unpaid Principal Amount
0.00% due July 20, 2022*	January 21, 2022	$600,000	$500,000
4.00% due December 30, 2022**	December 30, 2021	2,000,000	620,000
4.00% due November 30, 2022***	November 30, 2020	3,000,000	3,000,000

Total Notes payable – related party		$5,600,000	$4,120,000

As of December 31, 2021, the Company had various notes payable to Gloria E. Gebbia, the details of which are presented below:

Description	Issuance Date	Face Amount	Unpaid Principal Amount
4.00% due December 30, 2022**	December 30, 2021	$2,000,000	$2,000,000
4.00% due June 30, 2022**	December 31, 2021	2,000,000	2,000,000
4.00% due November 30, 2022***	November 30, 2020	3,000,000	3,000,000

Total Notes payable – related party		$7,000,000	$7,000,000

*On January 21, 2022, the Company entered into a $600,000 note payable to Hedge Connection.

**On March 31, 2022, $2,880,000 in aggregate of notes payable to Gloria E. Gebbia was exchanged for 24% ownership interest in RISE.

***This note payable is subordinated to MSCO and is subordinated to the claims of general creditors, approved by FINRA, and is included in MSCO’s calculation of net capital and the capital requirements under FINRA and SEC regulations. On August 17, 2021, this note payable was renewed with a maturity of November 30, 2022.

The Company’s interest expense for these notes payable for the three months ended March 31, 2022 and 2021 was $70,000 and $52,000, respectively.

14. Deferred Contract Incentive

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025.

As part of this agreement, the Company received a one-time business development credit of $3 million from NFS which is within the line item “Deferred contract incentive” on the statements of financial condition. This credit will be recognized as contra expense over the term of the agreement in the line item “Clearing fees, including execution costs” on the statements of operations. For the three months ended March 31, 2022 and 2021, the Company recognized $213,000 and $0 in contra expense, respectively. As of March 31, 2022 and December 31, 2021, the balance of the deferred contract incentive was $2.5 million and $2.7 million, respectively.

15. Revenue Recognition

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

Principal Transactions and Proprietary Trading

Principal transactions and proprietary trading primarily represent two business lines. The first business line is riskless transactions in which the Company, after executing a solicited order, buys or sells securities as principal and at the same time buys or sells the securities with a markup or markdown to satisfy the order. The second business line is entering into transactions where proprietary U.S. government securities and other securities are traded by the Company.

Principal transactions and proprietary trading are recognized at a point in time on the trade date when the performance obligation is satisfied. The performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to / from the customer.

For the three months ended March 31, 2022, the Company invested in a portfolio of U.S. government securities, which is primarily within the line item cash and securities segregated for regulatory purposes on the statements of financial condition. The following table represents detail related to principal transactions and proprietary trading. Refer to the year-over-year comparisons within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Report for additional detail.

	Three Months Ended March 31,
	2022	2021	(Year over Year Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$1,919,000	$4,254,000	$(2,335,000)
Unrealized loss on portfolio of U.S. government securities	(2,186,000)	(6,000)	(2,180,000)
Total Principal transactions and proprietary trading	$(267,000)	$4,248,000	$(4,515,000)

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

For the three months ended March 31, 2022, stock borrow / stock loan revenue was $3,578,000 ($7,465,000 gross revenue less $3,887,000 expenses). For the three months ended March 31, 2021, stock borrow / stock loan revenue was $1,847,000 ($4,830,000 gross revenue minus $2,983,000 expenses).

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

Other Income

Other income represents fees generated from consulting services to institutional partners, corporate services client fees, payment for order flow, and transactional fees generated from client accounts. Transactional fees are recorded concurrently with the related activity. Other income is recorded as earned.

Categorization of Revenue

The following table presents the Company’s major revenue categories and when each category is recognized:

	Three Months Ended March 31,
Revenue Category	2022	2021	Timing of Recognition

Trading Execution and Clearing Services
Commissions and fees	$2,340,000	$7,008,000	Recorded on trade date
Principal transactions and proprietary trading	(267,000)	4,248,000	Recorded on trade date
Market making	764,000	1,614,000	Recorded on trade date
Stock borrow / stock loan	3,578,000	1,847,000	Recorded as earned
Advisory fees	507,000	356,000	Recorded as earned
Total Trading Execution and Clearing Services	6,922,000	15,073,000

Other Income
Interest, marketing and distribution fees
Interest	235,000	1,154,000	Recorded as earned
Margin interest	1,968,000	2,152,000	Recorded as earned
12b-1 fees	159,000	153,000	Recorded as earned
Total Interest, marketing and distribution fees	2,362,000	3,459,000

Other income	1,060,000	392,000	Recorded as earned

Total Revenue	$10,344,000	$18,924,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions and proprietary trading, Market making, Stock borrow / stock loan, Advisory fees	Provide financial services to customers and counterparties
Interest, marketing and distribution fees, Other income	n / a

Other Items

For the periods presented, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities. The Company concludes that its revenue streams have the same underlying economic factors, and as such, no disaggregation of revenue is required.

16. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2022, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain federal net operating losses that are expected to expire unutilized and certain state net operating losses.

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

For the three months ended March 31, 2022, the Company recorded an income tax benefit of $282,000 on pre-tax book loss of $1,374,000. The effective tax rate for the three months ended March 31, 2022 was 21%.

For the three months ended March 31, 2021, the Company recorded an income tax provision of $735,000 on pre-tax book income of $3,010,000. The effective tax rate for the three months ended March 31, 2021 was 24%. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

As of both March 31, 2022 and December 31, 2021, the Company recorded an uncertain tax position of $2,418,000. The uncertain tax position related primarily to the Company’s 2017 to 2019 amended tax returns, as the anticipated tax refunds exceed the amount that meets the more-likely-than-not recognition threshold.

17. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of March 31, 2022, MSCO’s net capital was $30.5 million, which was approximately $28.7 million in excess of its required net capital of $1.8 million, and its percentage of aggregate debit balances to net capital was 33.4%.

As of December 31, 2021, MSCO’s net capital was $36.4 million, which was approximately $34.3 million in excess of its required net capital of $2.1 million, and its percentage of aggregate debit balances to net capital was 34.9%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of March 31, 2022, MSCO had cash deposits of $278.6 million in the special reserve accounts which was $4.5 million in excess of the deposit requirement of $274.1 million. After adjustments for deposit(s) and / or withdrawal(s) made on April 1, 2022, MSCO had $11.5 million in excess of the deposit requirement.

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

As of March 31, 2022, RISE’s net capital was approximately $1.7 million which was $1.5 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2021, RISE’s net capital was approximately $1.7 million which was $1.4 million in excess of its minimum requirement of $250,000 under 15c3-1.

18. Financial Instruments with Off-Balance Sheet Risk

The Company enters into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and is, therefore, subject to varying degrees of market and credit risk. Refer to the below as well as Note 21 – Financial Instruments with Off-Balance Sheet Risk in the Company’s 2021 Form 10-K for further information.

As of March 31, 2022, the Company had margin loans extended to its customers of approximately $0.5 billion, of which $76.2 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2021, the Company had margin loans extended to its customers of approximately $0.6 billion, of which $84.2 million is within the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three months ended March 31, 2022 and 2021.

19. Commitments, Contingencies, and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. The below legal matter is related to operations of StockCross Financial Services, Inc. (“StockCross”), prior to the Company’s acquisition of StockCross on January 1, 2020.

For activity related to operations of StockCross prior to the Company’s acquisition of StockCross, FINRA’s Division of Enforcement is currently investigating UIT transactions that were executed by StockCross that the enforcement staff believes were terminated early. Management cannot at this time assess either the duration or the likely outcome or consequences of this matter. Nevertheless, FINRA has the authority to impose sanctions on the Company or require that it make offers of restitution to other customers who FINRA believes incurred sales charges in early liquidations of UITs. No assurances can be given that a mutual settlement with FINRA regarding this matter can be reached or that any amount paid in settlement will not be material.

As of both March 31, 2022 and December 31, 2021, all other legal matters are without merit or involve amounts which would not have a material impact on the Company’s results of operations or financial position.

Overnight Financing

As of both March 31, 2022 and December 31, 2021, MSCO had an available line of credit for short term overnight demand borrowing of up to $15 million with BMO Harris Bank (“BMO Harris”); however, as of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on this line of credit.

The interest expense for this line of credit was $0 and $14,000 for the three months ended March 31, 2022 and 2021, respectively. There were no fees related to this line of credit for both the three months ended March 31, 2022 and 2021.

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

For the three months ended March 31, 2022 and 2021, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to this early termination arrangement and has not recorded any contingent liability in the financial statements related to this arrangement.

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

The Company, through its affiliate, Kennedy Cabot Acquisition, LLC (“KCA”), is self-insured with respect to employee health claims. KCA maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $65,000 per employee as of March 31, 2022. The estimated liability for self-insurance claims is initially recorded in the year in which the event of loss occurs and may be subsequently adjusted based upon new information and cost estimates. Reserves for losses represent estimates of reported losses and estimates of incurred but not reported losses based on past and current experience. Actual claims paid and settled may differ, perhaps significantly, from the provision for losses. This adds uncertainty to the estimated reserves for losses. Accordingly, it is at least possible that the ultimate settlement of losses may vary significantly from the amounts included in the financial statements.

As part of this plan, the Company recognized expenses of $496,000 and $291,000 for the three months ended March 31, 2022 and 2021, respectively.

The Company had an accrual of $65,000 as of March 31, 2022, which represents the historical estimate of future claims to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

Employee Benefit Plans

The Company, through KCA, sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. No contributions were made by the Company or KCA for the three months ended March 31, 2022 and 2021. On August 6, 2021, the Company’s Board of Directors approved a 401(k) matching program for employees of the Company.

The Company has an equity incentive plan that provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There are 3 million shares reserved under the plan, and the Company issued no securities under the plan for the three months ended March 31, 2022 and 2021.

20. Related Party Disclosures

KCA

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

KCA sponsors a 401(k) profit sharing plan which covers substantially all of the Company’s employees. For the three months ended March 31, 2022 and 2021, KCA has earned no profit for providing any services to the Company as KCA passes through any revenue or expenses to the Company’s subsidiaries.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $75,000 and $49,000 for the three months ended March 31, 2022 and 2021, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

On March 31, 2022, Gloria E. Gebbia exchanged approximately $2.9 million of her notes payable to Company for 24% of the outstanding and issued membership interests in RISE.

The Company has entered into various debt agreements with Gloria E. Gebbia, the Company’s principal stockholder. Refer to Note 13 – Notes Payable - Related Party for additional detail.

The Company’s obligations under its line of credit with East West Bank are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia and Gloria E. Gebbia, individually, and as a co-trustees of the John and Gloria Gebbia Trust. Refer to Note 12 – Long-Term Debt for additional detail.

Gloria E. Gebbia has extended loans to certain Company employees for the purchase of the Company’s shares. These transactions have not materially impacted the Company’s financial statements.

The sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $443,000 and $188,000 for the three months ended March 31, 2022 and 2021, respectively.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended March 31, 2022 and 2021, rent expense was $15,000 for this branch office.

Tigress and Cynthia DiBartolo

On November 16, 2021, the Company entered into an agreement with Tigress in exchange for 24% of RISE and shares of the Company’s common stock. Refer to Note 8 – Equity Method Investment in Related Party for additional detail.

As part of the transaction, Tigress’ founder, Cynthia DiBartolo, will continue as CEO of Tigress, and assumed the position as CEO of RISE. Gloria E. Gebbia, one of Siebert’s and RISE’s directors, assumed the position of Chief Impact Officer at RISE. Ms. DiBartolo was appointed to Siebert’s and RISE’s Board of Directors and Ms. Gebbia was appointed to Tigress’ Board of Directors.

Hedge Connection and Lisa Vioni

On January 21, 2022, RISE entered into an agreement with Hedge Connection, a Florida corporation and a woman-owned fintech company founded by Lisa Vioni that provides capital introduction software solutions for the prime brokerage industry.

Refer to Note 9 – Other Equity Investment in Related Party, at Fair Value and Note 13 – Notes Payable – Related Party for additional detail.

21. Subsequent Events

The Company has evaluated events that have occurred subsequent to March 31, 2022 and through May 23, 2022, the date of the filing of this Report. Based on the Company’s assessment, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying financial statements and related notes included under Part I, Item 1 of this Report.

Overview

We are a financial services company and provide a wide variety of financial services to our clients. We operate in business lines such as retail brokerage, investment advisory, insurance, robo-advisory technology development, and prime brokerage through our wholly-owned and majority-owned subsidiaries.

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

Interest Rates

We are exposed to market risk from changes in interest rates. Such changes in interest rates primarily impact revenue from interest, marketing, and distribution fees. The Company primarily earns interest, marketing and distribution fees from margin interest charged on clients’ margin balances, interest on cash and securities segregated for regulatory purposes, and distribution fees from money market mutual funds in clients’ accounts. Securities segregated for regulatory purposes consist solely of U.S. government securities. If prices in U.S. government securities decline, we anticipate the impact to be temporary as we intend to hold these securities to maturity. We seek to mitigate this risk by managing the average maturities of its U.S. government securities portfolio and setting risk parameters for securities owned, at fair value.

RISE

Arrangements with GSCO and JonesTrading

On August 30, 2021, GSCO notified RISE that its clearing arrangement with RISE will be terminated. Due to the termination of RISE’s clearing arrangement with GSCO, substantially all the revenue producing customers of RISE have transitioned to other prime service providers. Revenue and pre-tax income from customers that have transitioned to other prime service providers was approximately $5.0 million and $1.0 million, respectively, for the three months ended March 31, 2021.

On October 7, 2021, RISE signed an agreement with JonesTrading to transfer certain customers of RISE to JonesTrading. In exchange, JonesTrading agreed to pay RISE a percentage of the net revenue produced by those clients less any related expenses. For the three months ended March 31, 2022, this agreement resulted in pre-tax income of $39,000, and we do not anticipate the pre-tax income related to this agreement will offset the reduction in pre-tax income from customers that have transitioned to other prime service providers.

Relaunch of RISE

RISE relaunched its business as a woman-owned and operated prime brokerage with a specific emphasis on aligning the mission-driven initiatives with the technological needs of institutional customers. Cynthia DiBartolo was appointed as the new CEO of RISE, and Gloria E. Gebbia, one of Siebert’s and RISE’s directors, was appointed as the Chief Impact Officer of RISE.

As part of this new strategic direction, on January 21, 2022, RISE entered into an agreement with Hedge Connection, a woman-owned fintech company founded by Lisa Vioni that provides capital introduction software solutions for the prime brokerage industry. Hedge Connection’s powerful platform, branded as “FUEL,” allows hedge fund managers to connect with a global pool of institutional investors and retain control over how their information is shared while helping allocators to streamline due diligence. FUEL serves as a fintech differentiator and provides RISE with a technology solution to efficiently scale a comprehensive capital introduction program for clients. FUEL also serves as a complementary revenue stream for RISE, and Ms. Vioni serves as a key partner in growing the business.

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

Change in Membership Interests of RISE

During the three months ended March 31, 2022, RISE issued and Siebert sold membership interests in RISE to certain employees, directors, and affiliates of RISE and Siebert. As a result of these transactions, Siebert’s ownership percentage in RISE declined from 76% as of December 31, 2021 to approximately 44% as of March 31, 2022. As RISE continues to grow and the operations of the entity change, management will assess whether RISE remains a VIE and whether Siebert remains the primary beneficiary on an on-going basis. Refer to Note 1 – Organization and Basis of Presentation for additional detail.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail and Institutional Customer Net Worth

	As of
	March 31, 2022	December 31, 2021
Retail and institutional customer net worth (in billions)	$16.3	$17.3

Client Account Metrics – Retail Customers

	As of
	March 31, 2022	December 31, 2021
Retail customer net worth (in billions)	$16.1	$16.8
Retail customer margin debit balances (in billions)	$0.5	$0.5
Retail customer credit balances (in billions)	$0.8	$0.8
Retail customer money market fund value (in billions)	$0.7	$0.8
Retail customer accounts	116,369	115,380

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

•

Retail customer credit balances represents client cash held in brokerage accounts

•

Retail customer money market fund value represents all retail customers accounts invested in money market funds

•

Retail customer accounts represents the number of retail customers

Client Account Metrics – Institutional Customers

	As of
	March 31, 2022	December 31, 2021
Institutional customer net worth (in billions)	$0.2	$0.5

•

Institutional customer net worth represents the total value of securities and cash in the institutional customer accounts after deducting margin debits and short positions

Client Activity Metrics – Retail Customers

	Three Months Ended
	March 31,
	2022	2021
Total retail trades	109,952	142,875

•

Total retail trades represents retail trades that generate commissions

Statements of Operations and Financial Condition

Statements of Operations for the Three Months Ended March 31, 2022 and 2021

Revenue

Commissions and fees for the three months ended March 31, 2022 were $2,340,000 and decreased by $4,668,000 from the corresponding period in the prior year, primarily due to a loss in institutional customers due to the termination of GSCO’s clearing agreement with RISE as well as market conditions during the first quarter of 2022.

Interest, marketing and distribution fees for the three months ended March 31, 2022 were $2,362,000 and decreased by $1,097,000 from the corresponding period in the prior year, primarily due to a loss in institutional customers due to the termination of GSCO’s clearing agreement with RISE.

Principal transactions and proprietary trading for the three months ended March 31, 2022 were a loss of $267,000 and decreased by $4,515,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

The decrease in realized and unrealized gain on primarily riskless principal transactions was primarily due to market conditions. The increase in unrealized loss on our portfolio of U.S. government securities was due to the following. From January to February 2022, Siebert invested approximately $100 million in 2-year treasury notes in order to enhance its yield on its excess 15c3-3 deposits. During February and March 2022, there was a substantial increase in mid-term treasury yields, which created an unrealized loss of approximately $2.2 million on these treasury notes. We intend to hold these securities to maturity and as such, the unrealized loss of $2.2 million will be returned over the duration of the treasury notes, at a point no later than the maturity of the securities, the latest maturity being the beginning of 2024. If the value of treasury notes continue to decline, we will incur further unrealized losses; however, we anticipate this loss to be temporary as we intend to hold these securities to maturity. The portfolio of U.S. government securities represents less than half of the total value of our cash and securities segregated for regulatory purposes, and we believe that the level invested reduces the risk of having to liquidate the securities prior to maturity.

Below is a summary of the change in the principal transactions and proprietary trading line item as well as a maturity schedule of our portfolio of U.S. government securities for the periods presented.

	Three Months Ended March 31,
	2022	2021	(Year over Year Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$1,919,000	$4,254,000	$(2,335,000)
Unrealized loss on portfolio of U.S. government securities	(2,186,000)	(6,000)	(2,180,000)
Total Principal transactions and proprietary trading	$(267,000)	$4,248,000	$(4,515,000)

	As of
	March 31, 2022	December 31, 2021
Market value of U.S. government securities
Maturing 08/31/2023, 1.375% Coupon Rate	$9,908,000	$—
Maturing 12/31/2023, 0.75% Coupon Rate	63,363,000	—
Maturing 01/31/2024, 0.875% Coupon Rate	24,384,000	—
Maturing 08/15/2024, 0.375% Coupon Rate	2,860,000	2,966,000
Total Market value of U.S. government securities	$100,515,000	$2,966,000

Market making for the three months ended March 31, 2022 was $764,000 and decreased by $850,000 from the corresponding period in the prior year, primarily due to market conditions.

Stock borrow / stock loan for the three months ended March 31, 2022 was $3,578,000 and increased by $1,731,000 from the corresponding period in the prior year, primarily due to the growth of the business, expansion of our stock locate revenues, and additional securities lending and locate counterparty relationships.

Advisory fees for the three months ended March 31, 2022 were $507,000 and increased by $151,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line.

Other income for the three months ended March 31, 2022 was $1,060,000 and increased by $668,000 from the corresponding period in the prior year primarily due to an increase in consulting services to institutional partners.

Operating Expenses

Employee compensation and benefits for the three months ended March 31, 2022 were $7,094,000 and decreased by $2,072,000 from the corresponding period in the prior year, primarily due to a decrease in commissions payouts from RISE related to the loss of our institutional customers.

Clearing fees, including execution costs for the three months ended March 31, 2022 were $494,000 and decreased by $1,359,000 from the corresponding period in the prior year, primarily due to a decrease in our institutional clearing costs.

Technology and communications expenses for the three months ended March 31, 2022 were $1,182,000 and decreased by $59,000 from the corresponding period in the prior year, primarily due to a decrease in licensing fees, partially offset by an increase in other technology expenses.

Other general and administrative expenses for the three months ended March 31, 2022 were $932,000 and increased by $162,000 from the corresponding period in the prior year, primarily due to an increase in exchange and regulatory fees related to trading activities as well as travel and entertainment expenses, partially offset by lower office expenses.

Data processing expenses for the three months ended March 31, 2022 were $516,000 and decreased by $281,000 from the corresponding period in the prior year, primarily due to a reduction in market data analytics and service bureau costs.

Rent and occupancy expenses for the three months ended March 31, 2022 were $473,000 and decreased by $97,000 from the corresponding period in the prior year, primarily due to a decrease in rent related to our transition out of legacy office space into more cost-efficient locations.

Professional fees for the three months ended March 31, 2022 were $696,000 and increased by $81,000 from the corresponding period in the prior year, primarily due to the increase in consulting services for various marketing initiatives.

Depreciation and amortization expenses for the three months ended March 31, 2022 were $259,000 and decreased by $133,000 from the corresponding period in the prior year, primarily due to write-offs and the completion of the useful lives of assets within RISE and STCH in 2021.

Referral fees for the three months ended March 31, 2022 were $0 and decreased by $407,000 from the corresponding period in the prior year, primarily due to the transition of our institutional clients related to the termination of our clearing arrangement with GSCO.

Interest expense for the three months ended March 31, 2022 was $124,000 and increased by $21,000 from the corresponding period in the prior year, primarily due to the interest on the mortgage with East West Bank in 2022.

Advertising and promotion expense for the three months ended March 31, 2022 was $113,000 and increased by $113,000 from the corresponding period in the prior year, primarily due to an increase in promotional costs for various marketing initiatives.

Benefit From Income Taxes

The benefit from income taxes for the three months ended March 31, 2022 was ($282,000) and decreased by $1,017,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to lower pre-tax earnings in the first quarter of 2022. Refer to Note 16 – Income Taxes for additional detail.

Net Loss Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interests in our financial statements. The net loss attributable to noncontrolling interests for the three months ended March 31, 2022 was $119,000, and increased by $119,000 from the corresponding period in the prior year.

Statements of Financial Condition as of March 31, 2022 and December 31, 2021

Assets

Assets as of March 31, 2022 were $1,127,836,000 and decreased by $276,399,000 from December 31, 2021, primarily due to a decrease in securities borrowed and cash and securities segregated for regulatory purposes.

Liabilities

Liabilities as of March 31, 2022 were $1,065,372,000 and decreased by $278,010,000 from December 31, 2021, primarily due to a decrease in securities loaned and payables to customers.

Liquidity and Capital Resources

Overview

The indicators of our liquidity are cash and cash equivalents. Our cash and cash equivalents are unrestricted and are used to fund our working capital needs. Our cash and cash equivalents as of March 31, 2022 and December 31, 2021 were $7.7 million and $3.8 million, respectively. We believe that our operating cash flows, cash and cash equivalents, borrowing capacity, and overall access to capital markets are sufficient to fund our operating, investing and financing requirements for the foreseeable future.

Sources of Liquidity and Planned Obligations

As of March 31, 2022, we had a variety of debt instruments and sources of borrowing capability. As of March 31, 2022, the debt instruments and their outstanding obligations were as follows: $4.0 million mortgage with East West Bank, $3.4 million line of credit with East West Bank, and $4.1 in notes payable to related parties. We have an additional $5.0 million available on our line of credit with East West Bank and have an available line of credit for short term overnight demand borrowing of up to $15 million with BMO Harris. Our ability to borrow incremental amounts for the line of credit with East West Bank is set to terminate by July 2022; however, we intend to renew this line of credit before the termination occurs.

As of March 31, 2022, the aggregate future payment obligations related to these debt instruments are $7.8 million through 2026 and $3.7 million thereafter. The remaining balance of our lease payments for operating leases with initial terms of greater than one year was $0.9 million during 2022, and $1.8 million thereafter.

On December 30, 2021, we acquired the Miami office building and plan on building out this space so it can be used as one of our primary operating centers for an estimated $1.4 million, with $338,000 being financed through a commitment with East West Bank and the remainder being cash.

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

Net Capital, Reserve Accounts, Segregation of Funds, and Other Regulatory Requirements

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) and the Customer Protection Rule (15c3-3) of the Exchange Act and maintains capital and segregated cash reserves in excess of regulatory requirements. Requirements under these regulations may vary; however, MSCO has adequate reserves and contingency funding plans in place to sufficiently meet any regulatory requirements. In addition to net capital requirements, as a self-clearing broker-dealer, MSCO is subject to cash deposit and collateral requirements with clearing houses, such as the DTCC and OCC, which may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility. RISE, as a member of FINRA, is subject to the SEC Uniform Net Capital Rule 15c3-1 and the corresponding regulatory capital requirements.

For the three months ended March 31, 2022 and 2021, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 17 – Capital Requirements for additional detail on our capital requirements.

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three months ended March 31, 2022 and 2021. Refer to Note 18 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

As of both March 31, 2022 and December 31, 2021, the Company recorded an uncertain tax position of $2,418,000. This uncertain tax position was related primarily to the Company’s 2017 to 2019 amended tax returns, as the anticipated tax refunds exceed the amount that meets the more-likely-than-not recognition threshold.

Related Party Disclosures

During the course of business, we enter into various agreements and transactions with related parties. Refer to Note 20 – Related Party Disclosures for additional detail.

Fair Value Measurements

We have securities that are valued using the fair value framework under ASC 820 within our assets and liabilities as of March 31, 2022 and December 31, 2021. Refer to Note 5 – Fair Value Measurements for additional detail.

Impairment

We have concluded as of March 31, 2022, there has been no impairment to the carrying value of Siebert’s goodwill and tangible assets, and there are no intangible assets. Refer to Note 11 – Goodwill for additional information.

Segment

We concluded as of March 31, 2022, Siebert is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of Siebert from a consolidated perspective.

Critical Accounting Policies

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K as well as in the below section. As of March 31, 2021, there have been no changes to our critical accounting policies or estimates other than the below.

Variable Interest Entities

We evaluate whether an entity is a VIE and determine if the primary beneficiary status is appropriate on a quarterly basis. We consolidate a VIE for which we are the primary beneficiary. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including factors such as the power to direct the activities of the VIE that most significantly impact its economic performance, the obligation to absorb the losses and/or the right to receive the expected returns of the VIE. Through this evaluation, we determined that RISE is a VIE and we are the primary beneficiary, primarily due to Siebert’s power to direct the activities of RISE that most significantly impact its economic performance. Additionally, Siebert may be obligated to fund RISE’s operations at an amount that is disproportional to its ownership percentage.

New Accounting Standards

We did not adopt any new accounting standards during the three months ended March 31, 2022. In addition, we evaluated other recently issued accounting standards and do not believe that any of these standards will have a material impact on our financial statements and related disclosures as of March 31, 2022.

Regulatory Matters

We are party to certain claims, suits and complaints arising in the ordinary course of business. As of March 31, 2022, we had one pending regulatory matter related to operations of StockCross prior to our acquisition of StockCross on January 1, 2020. Refer to Note 19 – Commitments, Contingencies, and Other for additional detail.

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

We invest cash and securities segregated for regulatory purposes in dollar denominated bank accounts which are not subject to material changes in value due to interest rate movements. We also invest cash and securities segregated for regulatory purposes and securities owned, at fair value in U.S. government securities which may be subject to material changes in value due to interest rate movements. Securities owned, at fair value invested in U.S. government securities are generally purchased to enhance yields on required regulatory deposits. While the value of the government securities may be subject to material changes in value, we believe any reduction in value would be temporary since the securities would mature at par value.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of our management, as of the date of this Report, all such matters are without merit, or involve amounts which would not have a significant effect on the results of operations or financial position of the Company.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, investors should carefully consider the risk factors discussed in Part I, Item 1A - Risk Factors in our 2021 Form 10-K. Each of such risk factors could materially affect our business, financial position, and results of operations. As of the date of this Report, other than the supplemental risk factor provided below, there have been no material changes from the risk factors disclosed in our 2021 Form 10-K.

There may be a limited public market for our common stock; Volatility.

11,635,458 shares of our common stock, or approximately 36% of our shares of our common stock outstanding, are currently held by non-affiliates as of May 23, 2022. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our common stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

Interest rate changes could affect our profitability.

The direction and level of interest rates are important factors in our earnings. Such changes in interest rates primarily impact our revenue from interest, marketing, and distribution fees.

As the U.S. economy recovers, aided by stimulus packages and fiscal and monetary policies, inflation has been rising at historically high rates, and the Federal Reserve has signaled that it will continue increasing the target federal funds effective rate. Although we believe we may benefit from a rising interest rate environment, a rise in interest rates may cause our funding costs to increase if market conditions or the competitive environment induces us to raise our interest rates to avoid losing deposits, or replace deposits with higher cost funding sources without offsetting increases in yields on interest-earning assets which can reduce our interest revenue.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.24	Debt Exchange Agreement between Siebert Financial Corp. and Gloria E. Gebbia, dated March 31, 2022.
31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded with Inline XBRL document).

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

Dated: May 23, 2022