Form 10-Q
period 2022-09-30
SIEBERT FINANCIAL CORP
filed 2022-11-14
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
	Commission file number	0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)
New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2022, there were 32,347,329 shares outstanding of the registrant’s common stock.

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

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in under Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended on May 20, 2022 (“2021 Form 10-K”), our Quarterly Reports on Form 10-Q.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS

Current assets
Cash and cash equivalents	$4,489,000	$3,758,000
Cash and securities segregated for regulatory purposes	295,133,000	326,826,000
Receivables from customers	65,606,000	85,327,000
Receivables from broker-dealers and clearing organizations	5,220,000	8,185,000
Receivables from non-customers	62,000	81,000
Other receivables	2,903,000	2,242,000
Prepaid service contract - current	—	709,000
Prepaid expenses and other assets	1,758,000	1,596,000
Securities borrowed	615,024,000	939,518,000
Securities owned, at fair value	3,468,000	3,991,000
Total Current assets	993,663,000	1,372,233,000

Deposits with broker-dealers and clearing organizations	4,221,000	5,541,000
Prepaid service contract – non-current	—	295,000
Property, office facilities, and equipment, net	8,222,000	7,463,000
Software, net	670,000	752,000
Lease right-of-use assets	2,348,000	2,662,000
Equity method investments in related parties	8,895,000	8,156,000
Investments, cost	850,000	850,000
Deferred tax assets	4,289,000	4,294,000
Goodwill	1,989,000	1,989,000
Total Assets	$1,025,147,000	$1,404,235,000

LIABILITIES AND EQUITY

Liabilities
Current liabilities
Payables to customers	$322,603,000	$376,670,000
Payables to non-customers	9,349,000	17,430,000
Drafts payable	1,308,000	1,804,000
Payables to broker-dealers and clearing organizations	442,000	254,000
Accounts payable and accrued liabilities	1,854,000	3,677,000
Taxes payable	1,416,000	1,748,000
Securities loaned	618,701,000	931,735,000
Securities sold, not yet purchased, at fair value	11,000	24,000
Notes payable - related party	3,250,000	7,000,000
Current portion of lease liabilities	1,051,000	1,234,000
Current portion of long-term debt	1,052,000	998,000
Current portion of deferred contract incentive	750,000	808,000
Total Current liabilities	961,787,000	1,343,382,000

Lease liabilities, less current portion	1,494,000	1,699,000
Long-term debt, less current portion	6,245,000	6,710,000
Deferred contract incentive, less current portion	1,375,000	1,938,000
Total Liabilities	970,901,000	1,353,729,000

Commitments and Contingencies
Equity
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 32,541,235 shares issued and 32,347,329 shares outstanding, respectively, as of September 30, 2022; 32,403,235 shares issued and outstanding as of December 31, 2021	325,000	324,000
Treasury stock, 193,906 and 0 shares held as of September 30, 2022 and December 31, 2021, respectively	(293,000)	—
Additional paid-in capital	29,773,000	27,967,000
Retained earnings	21,762,000	20,972,000
Total Stockholders’ equity	51,567,000	49,263,000
Noncontrolling interests	2,679,000	1,243,000
Total Equity	54,246,000	50,506,000
Total Liabilities and Equity	$1,025,147,000	$1,404,235,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Commissions and fees	$1,750,000	$4,019,000	$5,943,000	$15,352,000
Interest, marketing and distribution fees	5,204,000	3,435,000	10,717,000	10,517,000
Principal transactions and proprietary trading	953,000	3,924,000	1,767,000	12,279,000
Market making	723,000	1,514,000	2,022,000	4,886,000
Stock borrow / stock loan	4,183,000	3,465,000	11,909,000	7,552,000
Advisory fees	437,000	441,000	1,420,000	1,200,000
Other income	1,086,000	253,000	2,589,000	982,000
Total Revenue	14,336,000	17,051,000	36,367,000	52,768,000

Expenses
Employee compensation and benefits	7,290,000	9,294,000	21,752,000	27,205,000
Clearing fees, including execution costs	398,000	986,000	1,267,000	4,128,000
Technology and communications	1,214,000	1,196,000	3,374,000	3,537,000
Other general and administrative	1,072,000	927,000	2,939,000	2,885,000
Data processing	932,000	787,000	2,135,000	2,279,000
Rent and occupancy	562,000	441,000	1,491,000	1,481,000
Professional fees	874,000	759,000	2,602,000	1,951,000
Depreciation and amortization	240,000	354,000	760,000	1,120,000
Referral fees	—	374,000	—	1,134,000
Loss on impairment	—	699,000	—	699,000
Interest expense	108,000	86,000	335,000	278,000
Advertising and promotion	58,000	13,000	230,000	13,000
Total Expenses	12,748,000	15,916,000	36,885,000	46,710,000

Earnings of (loss from) equity method investments in related parties	(148,000)	—	67,000	—

Income (loss) before provision for (benefit from) income taxes	1,440,000	1,135,000	(451,000)	6,058,000
Provision for (benefit from) income taxes	473,000	265,000	(836,000)	1,484,000
Net income	967,000	870,000	385,000	4,574,000
Less net loss attributable to noncontrolling interests	(85,000)	—	(405,000)	—
Net income available to common stockholders	$1,052,000	$870,000	$790,000	$4,574,000

Net income available to common stockholders per share of common stock
Basic and diluted	$0.03	$0.03	$0.02	$0.15

Weighted average shares outstanding
Basic and diluted	32,403,235	31,125,703	32,419,398	31,194,007

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance – January 1, 2021	30,953,710	$309,000	$21,768,000	$15,909,000	$37,986,000	$—	$37,986,000
Shares issued for OpenHand transaction	329,654	3,000	1,378,000	—	1,381,000	—	1,381,000
Net income	—	—	—	2,275,000	2,275,000	—	2,275,000
Balance – March 31, 2021	31,283,364	$312,000	$23,146,000	$18,184,000	$41,642,000	$—	$41,642,000
Net income	—	—	—	1,429,000	1,429,000	—	1,429,000
Balance – June 30, 2021	31,283,364	$312,000	$23,146,000	$19,613,000	$43,071,000	$—	$43,071,000
Shares retired from Openhand transaction	(329,654)	(3,000)	(1,315,000)	—	(1,318,000)	—	(1,318,000)
Net income	—	—	—	870,000	870,000	—	870,000
Balance – September 30, 2021	30,953,710	$309,000	$21,831,000	$20,483,000	$42,623,000	$—	$42,623,000

	Number of Shares Issued	$.01 Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance – January 1, 2022	32,403,235	$324,000	$—	$27,967,000	$20,972,000	$49,263,000	$1,243,000	$50,506,000
Issuance and transfers of RISE membership interests	—	—	—	1,573,000	—	1,573,000	1,841,000	3,414,000
Net income (loss)	—	—	—	—	(973,000)	(973,000)	(119,000)	(1,092,000)
Balance – March 31, 2022	32,403,235	$324,000	$—	$29,540,000	$19,999,000	$49,863,000	$2,965,000	$52,828,000
Net income (loss)	—	—	—	—	711,000	711,000	(201,000)	510,000
Balance – June 30, 2022	32,403,235	$324,000	$—	$29,540,000	$20,710,000	$50,574,000	$2,764,000	$53,338,000
Termination of agreement with technology partner	—	—	(293,000)	—	—	(293,000)	—	(293,000)
Share-based compensation	138,000	1,000	—	233,000	—	234,000	—	234,000
Net income (loss)	—	—	—	—	1,052,000	1,052,000	(85,000)	967,000
Balance – September 30, 2022	32,541,235	$325,000	$(293,000)	$29,773,000	$21,762,000	$51,567,000	$2,679,000	$54,246,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$385,000	$4,574,000
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Deferred income tax expense / (benefit)	(22,000)	329,000
Depreciation and amortization	760,000	1,120,000
Net lease liabilities	(74,000)	(32,000)
Downward adjustment due to changes in observable prices	—	63,000
Loss on impairment	—	699,000
Earnings of equity method investments in related parties	(67,000)	—
Share-based compensation	234,000	—

Changes in
Receivables from customers	19,721,000	8,445,000
Receivables from non-customers	19,000	(25,000)
Receivables from and deposits with broker-dealers and clearing organizations	4,285,000	7,147,000
Securities borrowed	324,494,000	114,436,000
Securities owned, at fair value	523,000	(1,393,000)
Prepaid expenses and other assets	(823,000)	(490,000)
Prepaid service contract	711,000	631,000
Payables to customers	(54,067,000)	(6,681,000)
Payables to non-customers	(8,081,000)	4,641,000
Drafts payable	(496,000)	(2,961,000)
Payables to broker-dealers and clearing organizations	188,000	1,322,000
Accounts payable and accrued liabilities	(1,824,000)	341,000
Securities loaned	(313,034,000)	(130,975,000)
Securities sold, not yet purchased, at fair value	(13,000)	6,000
Taxes payable	(855,000)	1,280,000
Deferred contract incentive	(621,000)	2,875,000
Net cash provided by (used in) operating activities	(28,657,000)	5,352,000

Cash Flows From Investing Activities
Distribution from equity method investment in related party	172,000	—
Purchase of OpenHand common stock	—	(850,000)
Purchase of office facilities and equipment	(165,000)	(274,000)
Purchase of software	(379,000)	(209,000)
Build out of property	(892,000)	—
Net cash (used in) investing activities	(1,264,000)	(1,333,000)

Cash Flows From Financing Activities
Issuance of RISE membership interests	600,000	—
Transfers of RISE membership interests	240,000	—
Repayments of notes payable – related party	(1,470,000)	(200,000)
Repayments of long-term debt	(411,000)	(748,000)
Net cash (used in) financing activities	(1,041,000)	(948,000)

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	(30,962,000)	3,071,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	330,584,000	328,556,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$299,622,000	$331,627,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of period	$4,489,000	$4,260,000
Cash and securities segregated for regulatory purposes - end of period	295,133,000	327,367,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$299,622,000	$331,627,000

Supplemental cash flow information
Cash paid (refunds received) during the period for income taxes	$42,000	$(674,000)
Cash paid during the period for interest	$335,000	$278,000

Non-cash investing and financing activities
Treasury stock	$(293,000)	$—
Transfers of RISE membership interests	$2,880,000	$—
Purchase of equity method investment in related party, net of cash paid of $350,000	$650,000	$—

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

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the three and nine months ended September 30, 2022 and 2021 were derived from its operations in the U.S.

As of September 30, 2022, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

Termination of Agreement with Technology Partner

On April 21, 2020, the Company entered into a Master Services Agreement (“MSA”), with a technology partner. Refer to Note 5 – Prepaid Service Contract in the Company’s 2021 Form 10-K for further detail.

The Company entered into a Consulting Services Agreement (“CSA”) in February 2022 with the technology partner, whereby the Company would provide certain consulting services over an 18-month period. The consulting fee income was being recognized on a straight-line basis over the service period. The Company recorded $867,000 and $1,170,000 for the three and nine months ended September 30, 2022 related to this agreement in the line item “Other income” on the statements of operations.

On September 26, 2022, the Company and the technology partner mutually agreed to terminate the services being provided under both the MSA and the CSA. Per the terms of the respective termination agreements, neither the Company nor the technology partner will have any further obligations to provide future services. As part of the termination, the technology partner returned 193,906 shares of the Company’s common stock previously issued and agreed to pay the Company a total of $950,000.

As of September 30, 2022, the Company has a receivable of $475,000 in the line item “Other receivables” on the statements of financial condition which is expected to be paid in December 2022. As a result of the termination, the Company wrote off the remaining balance of the prepaid service contract of $532,000 and the expense is included in “Technology and Communications” on the statements of operations for the three and nine months ended September 30, 2022. The payment of $950,000 is included in the line item “Other income” on the statements of operations for the three and nine months ended September 30, 2022.

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

On March 31, 2022, Siebert exchanged $2,880,000 in aggregate of notes payable to Gloria E. Gebbia for 24% ownership interest in RISE. As a result of the aforementioned transactions, Siebert’s direct ownership percentage in RISE declined from 76% as of December 31, 2021 to approximately 44% as of March 31, 2022, and remained unchanged as of September 30, 2022.

The change in membership interest on March 31, 2022 required Siebert to reassess its interest in RISE in accordance with Accounting Standards Codification (“ASC”) Topic 810 – Consolidation. As of March 31, 2022, Siebert determined that RISE is a VIE as the equity holders lack the characteristics of a controlling financial interest. Siebert holds a variable interest in RISE and is the primary beneficiary of RISE since it holds both the power to direct the activities of RISE that most significantly impact RISE’s economic performance, as well as the obligation to absorb losses and right to receive the returns from RISE that would be significant to RISE. Accordingly, Siebert consolidates RISE as a VIE. As of September 30, 2022, there have been no changes to this conclusion. Refer to Note 3 – Consolidation of Variable Interest Entity for further information.

The Company entered into several arrangements in the fourth quarter of 2022 that will impact its ownership interests of RISE, Tigress, and Hedge Connection and as well as various arrangements with these entities. Refer to Note 20 – Subsequent Events for further detail.

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

For consolidated subsidiaries that are not wholly-owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income or loss attributable to noncontrolling interests for such subsidiaries is presented as net income or loss attributable to noncontrolling interests in the statements of operations. The portion of total equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests in the statements of financial condition.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2021 Form 10-K. Other than the below, there have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2022.

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

Share-Based Compensation

The Company grants share-based compensation, which is described in the Employee Benefit Plan section of Note 18 – Commitments, Contingencies, and Other. The Company accounts for share-based compensation in accordance with ASC Topic 718, “Compensation-Stock Compensation,” which establishes accounting for share-based compensation to employees for services. Under the provisions of ASC 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award on that date and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods.

2. New Accounting Standards

The Company did not adopt any new accounting standards during the three and nine months ended September 30, 2022. In addition, the Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of September 30, 2022.

3. Consolidation of Variable Interest Entity

As of September 30, 2022, the Company owned approximately 44% of RISE. RISE was deemed to be a VIE as the equity investors at risk, as a group, lack the characteristics of a controlling financial interest. The major factor that led to the conclusion that the Company is the primary beneficiary of this VIE is that the Company has the power to direct the activities of RISE that most significantly impact its economic performance, as well as the potential obligation to fund operations and absorb losses in amount that is disproportional to the Company’s ownership percentage.

As of September 30, 2022, RISE reported assets of $2.9 million and liabilities of $0.3 million. There are no restrictions on the consolidated VIE’s assets.

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of September 30, 2022	As of December 31, 2021
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC(1)	$6,381,000	$10,968,000
Goldman Sachs & Co. LLC ("GSCO")	30,000	335,000
Pershing Capital	1,027,000	1,193,000
National Financial Services, LLC (“NFS”)	1,721,000	974,000
Securities fail-to-deliver	192,000	174,000
Globalshares	16,000	55,000
Other receivables	74,000	27,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$9,441,000	$13,726,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$412,000	$254,000
Payables to broker-dealers	30,000	—
Total Payables to broker-dealers and clearing organizations	$442,000	$254,000

(1)	Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of September 30, 2022 and December 31, 2021, MSCO had shares of DTCC common stock valued at approximately $1,054,000 and $905,000, respectively, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO. The resulting asset of RISE and liability of MSCO is eliminated in consolidation.

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

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities*	$140,197,000	$—	$—	$140,197,000

Securities owned, at fair value
U.S. government securities**	$2,823,000	$—	$—	$2,823,000
Certificates of deposit	—	92,000	—	92,000
Municipal securities	—	174,000	—	174,000
Corporate bonds	—	106,000	—	106,000
Equity securities	96,000	177,000	—	273,000
Total Securities owned, at fair value	$2,919,000	$549,000	$—	$3,468,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$4,000	$—	$—	$4,000
Unit investment trust	—	7,000	—	7,000
Total Securities sold, not yet purchased, at fair value	$4,000	$7,000	$—	$11,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities**	$2,966,000	$—	$—	$2,966,000
Certificates of deposit	—	91,000	—	91,000
Corporate bonds	—	12,000	—	12,000
Equity securities	489,000	433,000	—	922,000
Total Securities owned, at fair value	$3,455,000	$536,000	$—	$3,991,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$24,000	$—	$24,000
Total Securities sold, not yet purchased, at fair value	$—	$24,000	$—	$24,000

*As of September 30, 2022, the Company had U.S. government securities with market values of approximately $24.6 million, $9.8million, $9.7 million, $62.2 million, $23.9 million, and $9.7 million with corresponding maturity dates of March 23, 2023, May 18, 2023, August 31, 2023, December 31, 2023, January 31, 2024, and May 31, 2024, respectively as well as approximately $0.3 million of interest. As of December 31, 2021, the Company did not have any U.S. government securities classified as cash and securities segregated for regulatory purposes.

**As of September 30, 2022, the Company had U.S. government securities with market values of approximately $24,000, $5,000 and $2.8 million with corresponding maturity dates of June 30, 2024, September 30, 2024, and August 15, 2024, respectively. As of December 31, 2021, the U.S. government securities had a maturity date of August 15, 2024.

Refer to the below as well as Note 6 – Fair Value Measurements in the Company’s 2021 Form 10-K for further information regarding financial instruments not carried at fair value on the statements of financial condition as of September 30, 2022 and December 31, 2021.

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents as well as cash and securities segregated for regulatory purposes, are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. The Company had no cash equivalents for regulatory purposes as of September 30, 2022 and December 31, 2021. Securities segregated for regulatory purposes consist solely of U.S. government securities and are included in the fair value hierarchy table above. Cash and cash equivalents and cash and securities segregated for regulatory purposes are classified as level 1.

6. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of September 30, 2022	As of December 31, 2021
Property	$6,815,000	$6,815,000
Office facilities	2,522,000	1,608,000
Equipment	555,000	413,000
Total Property, office facilities, and equipment	9,892,000	8,836,000
Less accumulated depreciation	(1,670,000)	(1,373,000)
Total Property, office facilities, and equipment, net	$8,222,000	$7,463,000

Total depreciation expense for property, office facilities, and equipment was $102,000 and $98,000 for the three months ended September 30, 2022 and 2021, respectively. Total depreciation expense for property, office facilities, and equipment was $298,000 and $312,000 for the nine months ended September 30, 2022 and 2021, respectively.

Miami Office Building

On December 30, 2021, the Company purchased an office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space and will serve as a primary operating center of the Company.

As of September 30, 2022, no depreciation expense has been recorded for the Miami office building. Depreciation expense will commence when the build out of the Miami office building is completed and placed in service, which is expected to occur in the first quarter of 2023. The Company invested $296,000 and $892,000 in the three and nine months ended September 30, 2022, respectively, to build out the Miami office building.

7. Leases

As of September 30, 2022, the Company rents office space under operating leases expiring in 2023 through 2027, and the Company has no financing leases. The leases call for base rent plus escalations as well as other operating expenses. The following table represents the Company’s lease right-of-use assets and lease liabilities on the statements of financial condition. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition.

As of September 30, 2022, the Company does not believe that any of the renewal options under the existing leases are reasonably certain to be exercised; however, the Company will continue to assess and monitor the lease renewal options on an ongoing basis.

	As of September 30, 2022	As of December 31, 2021
Assets
Lease right-of-use assets	$2,348,000	$2,662,000
Liabilities
Lease liabilities	$2,545,000	$2,933,000

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

Lease Term and Discount Rate	As of September 30, 2022	As of December 31, 2021
Weighted average remaining lease term – operating leases (in years)	2.9	2.9
Weighted average discount rate – operating leases	5.0%	5.0%

The following table represents lease costs and other lease information. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$283,000	$377,000	$1,008,000	$1,274,000
Short-term lease cost	151,000	24,000	228,000	68,000
Variable lease cost	128,000	40,000	255,000	139,000
Total Rent and occupancy	$562,000	$441,000	$1,491,000	$1,481,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$299,000	$374,000	$1,074,000	$1,268,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$152,000	$91,000	$754,000	$1,966,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of September 30, 2022 were as follows:

Year	Amount
2022	$288,000
2023	1,128,000
2024	588,000
2025	450,000
2026	234,000
2027	48,000
Remaining balance of lease payments	2,736,000
Less: difference between undiscounted cash flows and discounted cash flows	191,000
Lease liabilities	$2,545,000

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

For the three months ended September 30, 2022 and 2021, the loss recognized from the Company’s investment in Tigress was $151,000 and $0, respectively. For the nine months ended September 30, 2022 and 2021, the earnings recognized from the Company’s investment in Tigress was $46,000 and $0, respectively. For the three and nine months ended September 30, 2022, the Company received cash distributions from Tigress of $172,000. The Company did not receive any cash distributions from Tigress in 2021; however, RISE made a distribution of $156,000 to SFC in 2021 in lieu of a corresponding distribution from Tigress.

As of September 30, 2022 and December 31, 2021, the carrying amount of the investment in Tigress was $7,874,000 and $8,156,000, respectively. The Company evaluates its equity method investments for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment.

There were no events or circumstances suggesting the carrying amount of the investment may be impaired as of September 30, 2022 and December 31, 2021.

Below is a table showing the summary from the consolidated statements of operations and financial condition for Tigress for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,213,000	$3,816,000	$6,945,000	$11,211,000
Operating income (loss)	$(627,000)	$1,375,000	$196,000	$4,027,000
Net income (loss)	$(627,000)	$1,375,000	$196,000	$4,027,000

	As of
	September 30, 2022	December 31, 2021
Assets	$10,127,000	$10,793,000
Liabilities	$5,270,000	$6,096,000
Stockholders’ Equity	$4,857,000	$4,697,000

Transaction with Hedge Connection

On January 21, 2022, RISE entered into an agreement to acquire a minority stake in Hedge Connection, a Florida corporation and a woman-owned fintech company founded by Lisa Vioni that provides capital introduction software solutions for the prime brokerage industry. Refer to Note 25 – Subsequent Events in the Company’s 2021 Form 10-K for additional details.

For the three months ended September 30, 2022 and 2021, the earnings recognized from the Company’s investment in Hedge Connection was $3,000 and $0, respectively. For the nine months ended September 30, 2022 and 2021, the earnings recognized from the Company’s investment in Hedge Connection was $20,000 and $0, respectively. The Company has not received any cash distributions from Hedge Connection for the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021, the carrying amount of the investment in Hedge Connection was $1,020,000 and $0, respectively. The Company evaluates its equity method investments for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment. There were no events or circumstances suggesting the carrying amount of the investment may be impaired as of September 30, 2022.

The Company incurred no expenses from Hedge Connection for licensing and consulting fees for the three months ended September 30, 2022 and 2021. The Company incurred expenses from Hedge Connection for licensing and consulting fees in an aggregate amount of $186,000 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

The Company entered into several arrangements in the fourth quarter of 2022 that will impact its ownership interests of RISE, Tigress, and Hedge Connection and as well as various arrangements with these entities. Refer to Note 20 – Subsequent Events for further detail.

9. Investments, Cost

OpenHand

As of September 30, 2022, the Company maintained a 2% ownership interest in OpenHand Holdings, Inc. (“OpenHand”) and an option to purchase an additional 2% of the outstanding common stock of OpenHand at an exercise price equal to a $42.5 million valuation of OpenHand. The option expires in November 2022 and the Company is currently evaluating whether to exercise the option.

The investment does not have a readily determinable fair value since OpenHand is a private company and its shares are not publicly traded. The Company made an accounting policy election to measure this investment at cost less any impairment adjusted for any changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

As of September 30, 2022, management concluded that the investment in OpenHand is not impaired and that no additional events or changes in circumstances were identified that could have a significant effect on the original valuation of the investment. As of both September 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in OpenHand was $850,000.

As of both September 30, 2022 and December 31, 2021, no value was attributed to the option to purchase an additional 2% of OpenHand because the option is not a derivative and there were no transaction costs associated with this option as of those periods.

Refer to Note 11 – Investments, Cost in the Company’s 2021 Form 10-K for further information regarding this transaction and the corresponding accounting treatment.

10. Goodwill and Intangible Assets, Net

As of both September 30, 2022 and December 31, 2021, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of RISE. As of September 30, 2022, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized in the three and nine months ended September 30, 2022 and 2021. Additionally, the Company determined there was not a material risk for future possible impairments to goodwill as of the date of the assessment.

For the three and nine months ended September 30, 2021, the Company recorded a full impairment of its RISE customer relationships intangible asset of $699,000.

11. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company purchased the Miami office building for approximately $6.8 million, and the Company entered into a mortgage with East West Bancorp, Inc. (“East West Bank”) for approximately $4 million to finance part of the purchase of the Miami office building as well as $338,000 to finance part of the build out of the Miami office building.

The Company's obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of September 30, 2022, the Company was in compliance with all of its covenants related to this agreement.

As of September 30, 2022, the Company used its full commitment of $338,000 with East West Bank for the build out of the Miami office building.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of September 30, 2022 were as follows:

Amount
2023	$75,000
2024	84,000
2025	88,000
2026	91,000
Thereafter	4,048,000
Total	$4,386,000

The interest expense related to this mortgage was $38,000 and $0 for the three months ended September 30, 2022, and 2021, respectively. The interest expense related to this mortgage was $103,000 and $0 for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, the interest rate for this mortgage was 3.6%.

Line of Credit with East West Bank

Overview

On July 22, 2020, the Company entered into a loan and security agreement with East West Bank. In accordance with the terms of this agreement, the Company had the ability to borrow term loans in an aggregate principal amount not to exceed $10 million during the two-year period after July 22, 2020. The Company originally borrowed $5.0 million and had an outstanding balance of $2.9 million as of September 30, 2022. The Company’s ability to borrow an additional $5.0 million available on its line of credit with East West Bank expired on July 22, 2022; however, the Company does not believe this will impact its ability to fund its operations.

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

This agreement contains certain financial and non-financial covenants. The financial covenants are that the Company must maintain a debt service coverage ratio of 1.35 to 1, an effective tangible net worth of a minimum of $25 million, and MSCO must maintain a net capital ratio that is not less than 10% of aggregate debit items. Certain other non-financial covenants include that the Company must promptly notify East West Bank of the creation or acquisition of any subsidiary that at any time owns assets with a value of $100,000 or greater. As of September 30, 2022, the Company was in compliance with all its covenants related to this agreement.

In addition, the Company’s obligations under the agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia and Gloria E. Gebbia, individually, and as a co-trustees of the John and Gloria Living Trust, U/D/T December 8, 1994 (“John and Gloria Gebbia Trust”).

Remaining Payments

Future remaining annual minimum principal payments for the line of credit with East West Bank as of September 30, 2022 were as follows:

Amount
2022	$250,000
2023	998,000
2024	1,661,000
Total	$2,909,000

The interest expense related to the line of credit was $39,000 and $34,000 for the three months ended September 30, 2022 and 2021, respectively. The interest expense related to the line of credit was $99,000 and $107,000 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the interest rate for this line of credit was 6.3%.

12. Notes Payable - Related Party

As of September 30, 2022, the Company had various notes payable to Gloria E. Gebbia and Hedge Connection, the details of which are presented below:

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

*On January 21, 2022, the Company entered into a $600,000 note payable to Hedge Connection. During the nine months ended September 30, 2022, the Company paid $350,000 of this note payable. See Note 20 – Subsequent Events for further detail.

**On March 31, 2022, $2,880,000 in aggregate of notes payable to Gloria E. Gebbia was exchanged for 24% ownership interest in RISE. During the nine months ended September 30, 2022, the Company paid the remainder of these notes payable.

***This note payable is subordinated to MSCO and is subordinated to the claims of general creditors, approved by FINRA, and is included in MSCO’s calculation of net capital and the capital requirements under FINRA and SEC regulations. On August 17, 2021, this note payable was renewed with a maturity of November 30, 2022.

The Company’s interest expense for these notes payable for the three months ended September 30, 2022 and 2021 was $30,000 and $52,000, respectively. The Company’s interest expense for these notes payable for the nine months ended September 30, 2022 and 2021 was $131,000 and $156,000, respectively.

13. Deferred Contract Incentive

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of the arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025.

As part of this agreement, the Company received a one-time business development credit of $3 million from NFS which was recorded in the line item “Deferred contract incentive” on the statements of financial condition. This credit will be recognized as contra expense over the term of the agreement in the line item “Clearing fees, including execution costs” on the statements of operations. For the three months ended September 30, 2022 and 2021, the Company recognized $196,000 and $0 in contra expense, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized $621,000 and $0 in contra expense, respectively. As of September 30, 2022 and December 31, 2021, the balance of the deferred contract incentive was $2.1 million and $2.7 million, respectively.

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

During the nine months ended September 30, 2022, the Company invested in a portfolio of U.S. government securities, which is primarily within the line item “Cash and securities segregated for regulatory purposes” on the statements of financial condition. The following table represents detail related to principal transactions and proprietary trading. Refer to the year-over-year comparisons within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Report for additional detail.

	Three Months Ended September 30,
	2022	2021	(Year over Year Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$2,339,000	$3,931,000	$(1,592,000)
Unrealized loss on portfolio of U.S. government securities	(1,386,000)	(7,000)	(1,379,000)
Total Principal transactions and proprietary trading	$953,000	$3,924,000	$(2,971,000)

	Nine Months Ended September 30,
	2022	2021	(Year over Year Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$5,956,000	$12,300,000	$(6,344,000)
Unrealized loss on portfolio of U.S. government securities	(4,189,000)	(21,000)	(4,168,000)
Total Principal transactions and proprietary trading	$1,767,000	$12,279,000	$(10,512,000)

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

For the three months ended September 30, 2022, stock borrow / stock loan revenue was $4,183,000 ($9,921,000 gross revenue less $5,738,000 expenses). For the three months ended September 30, 2021, stock borrow / stock loan revenue was $3,465,000 ($7,754,000 gross revenue minus $4,289,000 expenses).

For the nine months ended September 30, 2022, stock borrow / stock loan revenue was $11,909,000 ($26,222,000 gross revenue less $14,313,000 expenses). For the nine months ended September 30, 2021, stock borrow / stock loan revenue was $7,552,000 ($19,605,000 gross revenue minus $12,053,000 expenses).

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

Other Income

Other income represents fees generated from consulting services to technology providers, corporate services client fees, payment for order flow, and transactional fees generated from client accounts. Transactional fees are recorded concurrently with the related activity. Other income is recorded as earned.

Categorization of Revenue

The following table presents the Company’s major revenue categories and when each category is recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Category	2022	2021	2022	2021	Timing of Recognition

Trading Execution and Clearing Services
Commissions and fees	$1,750,000	$4,019,000	$5,943,000	$15,352,000	Recorded on trade date
Principal transactions and proprietary trading	953,000	3,924,000	1,767,000	12,279,000	Recorded on trade date
Market making	723,000	1,514,000	2,022,000	4,886,000	Recorded on trade date
Stock borrow / stock loan	4,183,000	3,465,000	11,909,000	7,552,000	Recorded as earned
Advisory fees	437,000	441,000	1,420,000	1,200,000	Recorded as earned
Total Trading Execution and Clearing Services	8,046,000	13,363,000	23,061,000	41,269,000

Other Income
Interest, marketing and distribution fees
Interest	1,387,000	1,014,000	2,195,000	3,331,000	Recorded as earned
Margin interest	3,169,000	2,251,000	7,336,000	6,698,000	Recorded as earned
12b-1 fees	648,000	170,000	1,186,000	488,000	Recorded as earned
Total Interest, marketing and distribution fees	5,204,000	3,435,000	10,717,000	10,517,000

Other income	1,086,000	253,000	2,589,000	982,000	Recorded as earned

Total Revenue	$14,336,000	$17,051,000	$36,367,000	$52,768,000

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions and proprietary trading, Market making, Stock borrow / stock loan, Advisory fees	Provide financial services to customers and counterparties
Interest, marketing and distribution fees, Other income	n / a

Other Items

For the periods presented, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities. The Company concludes that its revenue streams have the same underlying economic factors, and as such, no disaggregation of revenue is required.

15. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2022, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain state net operating losses.

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

For the three months ended September 30, 2022, the Company recorded an income tax provision of $473,000 on pre-tax book income of $1,440,000. For the nine months ended September 30, 2022, the Company recorded an income tax benefit of $836,000 on pre-tax book loss of $451,000. The effective tax rate for the three and nine months ended September 30, 2022 was 33% and 185%, respectively. The effective tax rate differs from the federal statutory rate of 21% primarily related to the benefit from the reversal of the uncertain tax position related to the 2018 amended tax return due to the expiration of the statute of limitations and certain permanent tax differences and state and local taxes.

For the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $265,000 and $1,484,000, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 23% and 24% respectively. The effective tax rate differs from the statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

As of September 30, 2022 and December 31, 2021, the Company recorded an uncertain tax position of $1,583,000 and $2,418,000, respectively, related to various tax matters. During the nine months ended September 30, 2022, the Company reversed its uncertain tax position related to the 2018 amended tax return due to the expiration of the statute of limitations.

16. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of September 30, 2022, MSCO’s net capital was $32.9 million, which was approximately $31.2 million in excess of its required net capital of $1.7 million, and its percentage of aggregate debit balances to net capital was 38.7%.

As of December 31, 2021, MSCO’s net capital was $36.4 million, which was approximately $34.3 million in excess of its required net capital of $2.1 million, and its percentage of aggregate debit balances to net capital was 34.9%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of September 30, 2022, MSCO had cash and securities deposits of $295.1 million in the special reserve accounts which was $29.2 million in excess of the deposit requirement of $265.9 million. After adjustments for deposit(s) and / or withdrawal(s) made on October 3, 2022, MSCO had $13.3 million in excess of the deposit requirement.

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

As of September 30, 2022, RISE’s net capital was approximately $1.1 million which was $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2021, RISE’s net capital was approximately $1.7 million which was $1.4 million in excess of its minimum requirement of $250,000 under 15c3-1.

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

As of September 30, 2022, the Company had margin loans extended to its customers of approximately $437.8 million, of which $59.8 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2021, the Company had margin loans extended to its customers of approximately $581.8 million, of which $84.2 million is within the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three and nine months ended September 30, 2022 and 2021.

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

As of both September 30, 2022 and December 31, 2021, all other legal matters are without merit or involve amounts which would not have a material impact on the Company’s results of operations or financial position.

Overnight Financing

As of September 30, 2022 and December 31, 2021, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million and $15 million, respectively. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on this line of credit. On May 23, 2022, MSCO increased its principal amount for this line of credit from $15 million to $25 million.

The interest expense for this line of credit was $1,000 and $0 for the three months ended September 30, 2022 and 2021, respectively. The interest expense for this line of credit was $2,000 and $15,000 for the nine months ended September 30, 2022 and 2021, respectively. There were no fees related to this line of credit for both the three and nine months ended September 30, 2022 and 2021.

At the Market Offering

On May 27, 2022, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading as agent, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock having an aggregate offering amount of up to $9.6 million under the Company’s shelf registration statement on Form S-3. The Company is not obligated to make any sales of shares under the Sales Agreement. The Company agreed to pay JonesTrading a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares. The Company or JonesTrading may suspend or terminate the offering upon notice to the other party and subject to other conditions. Whether the Company sells securities under the Sales Agreement will depend on a number of factors, including the market conditions at that time, the Company’s cash position at that time and the availability and terms of alternative sources of capital.

For the nine months ended September 30, 2022, the Company did not sell any shares pursuant to this Sales Agreement. For the nine months ended September 30, 2022, the Company incurred approximately $98,000 in legal and audit fees related to this Sales Agreement, which are within the line item “Professional services” on the statements of operations, and were expensed as incurred.

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

For the three and nine months ended September 30, 2022 and 2021, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

General Contingencies

The Company’s general contingencies are included in Note 22 – Commitments, Contingencies, and Other in the Company’s 2021 Form 10-K. Other than the below, there have been no material updates to the Company’s general contingencies during the three and nine months ended September 30, 2022.

The Company, through its affiliate, Kennedy Cabot Acquisition, LLC (“KCA”), is self-insured with respect to employee health claims. KCA maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $65,000 per employee as of September 30, 2022.

As part of this plan, the Company recognized expenses of $234,000 and $404,000 for the three months ended September 30, 2022 and 2021, respectively. The Company recognized expenses of $1,139,000 and $1,054,000 for the nine months ended September 30, 2022 and 2021, respectively.

The Company had an accrual of $80,000 as of September 30, 2022, which represents the estimate of future expense to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

Employee Benefit Plans

The Company, through KCA, sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. No contributions were made by the Company or KCA for the three and nine months ended September 30, 2022 and 2021.

The Company has an equity incentive plan that provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There are 3 million shares reserved under the plan. For the three and nine months ended September 30, 2022, the Company granted 138,000 restricted units that were fully vested upon grant date. The restricted units had a grant date fair value of $1.70 per share and compensation expense of $235,000 was recognized and is included in the line item “Employee compensation and benefits” in the statements of operations both for the three and nine months ended September 30, 2022. The Company issued no securities under the plan for the three and nine months ended September 30, 2021.

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

KCA sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. For the three and nine months ended September 30, 2022 and 2021, KCA has earned no profit for providing any services to the Company as KCA passes through any revenue or expenses to the Company’s subsidiaries.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $7,000 and $6,000 for the three months ended September 30, 2022 and 2021, respectively. Revenue for PW from related parties was $102,000 and $62,000 for the nine months ended September 30, 2022 and 2021, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

On March 31, 2022, Gloria E. Gebbia exchanged approximately $2.9 million of her notes payable to Company for 24% of the outstanding and issued membership interests in RISE.

The Company has entered into various debt agreements with Gloria E. Gebbia, the Company’s principal stockholder. Refer to Note 12 – Notes Payable – Related Party for additional detail.

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

The sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $820,000 and $210,000 for the three months ended September 30, 2022 and 2021, respectively. The compensation for the sons of Gloria E. Gebbia and John J. Gebbia was in aggregate $1,894,000 and $608,000 for the nine months ended September 30, 2022 and 2021, respectively.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended September 30, 2022 and 2021, rent expense was $15,000 for this branch office. For both the nine months ended September 30, 2022 and 2021, rent expense was $45,000 for this branch office.

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

Hedge Connection and Lisa Vioni

On January 21, 2022, RISE entered into an agreement with Hedge Connection, a Florida corporation and a woman-owned fintech company founded by Lisa Vioni. Refer to Note 8 –Equity Method Investments in Related Parties and Note 12 – Notes Payable – Related Party for additional detail.

20. Subsequent Events

The Company has evaluated events that have occurred subsequent to September 30, 2022 and through November 14, 2022, the date of the filing of this Report.

On October 18, 2022, the Company entered into a Reorganization Agreement (“Reorganization Agreement”) with Tigress Holdings, LLC, a limited liability company organized under the laws of Delaware (“Tigress Holdings”), whereby the Company exchanged seven percent (7%) of the outstanding membership interests in Tigress Holdings for all of Tigress Holdings’ ownership interest in the Company’s subsidiary RISE Financial Services, LLC, a limited liability company organized under the laws of Delaware (“RISE”). The Company may sell its remaining interest in Tigress Holdings, representing seventeen percent (17%) of the outstanding membership interests in Tigress Holdings, to Gloria E. Gebbia for a consideration to be determined subject to an independent fairness opinion. Gloria E. Gebbia is a director and controlling shareholder of the Company.

Pursuant to the Reorganization Agreement, Cynthia DiBartolo, the Chief Executive Officer and controlling owner of Tigress Holdings, resigned from her position as Chief Executive Officer and board member of RISE and will not stand for re-election to the Company’s board of directors.

Concurrent with the Reorganization Agreement, RISE entered into a Termination Agreement (“Termination Agreement”) with Hedge Connection, Inc., a corporation organized under the laws of Florida (“Hedge Connection”), and its Chief Executive Officer and principal shareholder, Lisa Vioni. Pursuant to the Termination Agreement, the parties terminated the Purchase Agreement, dated January 21, 2022, by and among the parties. Under the terms of the Termination Agreement, the Company will re-convey to Hedge Connection, Hedge Connection common stock representing twenty percent (20%) of Hedge Connection and the related option from Ms. Vioni to acquire 100% of Ms. Vioni’s remaining interest in Hedge Connection.

The Termination Agreement also terminates the Hedge Connection technology license agreement, and terminates a voting agreement with Ms. Vioni providing the Company with the right to appoint one director to the board of directors of Hedge Connection. Pursuant to the Termination Agreement, Ms. Vioni will resign from her position from the Board of Directors of RISE, as well as the President of RISE Prime – Capital Introduction, a division of RISE.

Under the Termination Agreement, Ms. Vioni shall become a registered representative of the broker-dealer subsidiary of Tigress Holdings, Tigress Financial Partners, LLC, a limited liability company organized under the laws of Delaware (“Tigress Financial”), and RISE shall assign to Tigress Financial prospective prime brokerage customers of RISE who were solicited by RISE from January 1, 2022 through the closing date of the Reorganization Agreement. In exchange, Tigress Financial will split revenue with RISE on certain customers pursuant to the Reorganization Agreement.

As part of this Termination Agreement, the Company’s obligation to repay the remaining $250,000 of its note payable to Hedge Connection was cancelled. See Note 12 – Notes Payable – Related Party for further detail.

As of the date of this Report, the Company is assessing the financial impact of these transactions which may result in a material one-time charge to the Company’s financial statements.

Based on the Company’s assessment, other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of September 30, 2022.

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

Technology Partner

In third quarter of 2022, Siebert reassessed its technology needs and entered into a software license agreement with another technology provider for the development of a new retail trading platform, which resulted in the termination of our original technology relationship. We believe this new technology provider will be key to creating a platform for the next generation of retail customers and the termination of our original technology partnership had minimal impact on our current operations. Refer to Note 1 – Organization and Basis of Presentation for further detail on the accounting and financial impact of this transaction.

RISE

Arrangements with GSCO and JonesTrading

On August 30, 2021, GSCO notified RISE that its clearing arrangement with RISE will be terminated. Due to the termination of RISE’s clearing arrangement with GSCO, substantially all the revenue producing customers of RISE have transitioned to other prime service providers. Revenue and pre-tax income from customers that have transitioned to other prime service providers was approximately $3.2 million and $0.4 million, respectively, for the three months ended September 30, 2021. Revenue and pre-tax income from customers that have transitioned to other prime service providers was approximately $11.6 million and $1.9 million, respectively, for the nine months ended September 30, 2021.

On October 7, 2021, RISE signed an agreement with JonesTrading Institutional Services, LLC (“JonesTrading”) to transfer certain customers of RISE to JonesTrading. In exchange, JonesTrading agreed to pay RISE a percentage of the net revenue produced by those clients less any related expenses. For the three and nine months ended September 30, 2022, this agreement resulted in pre-tax income of $61,000 and $137,000, respectively. There was no pre-tax income for the three or nine months ended September 30, 2021 related to this agreement. We do not anticipate the pre-tax income related to this agreement will offset the reduction in pre-tax income from customers that have transitioned to other prime service providers.

Operations of RISE

In 2022, RISE relaunched its business as a woman-owned and operated prime brokerage with a specific emphasis on aligning the mission-driven initiatives with the technological needs of institutional customers. Cynthia DiBartolo was appointed as the new CEO of RISE, and Gloria E. Gebbia, one of Siebert’s and RISE’s directors, was appointed as the Chief Impact Officer of RISE. In addition, on January 21, 2022, RISE entered into an agreement with Hedge Connection, a woman-owned fintech company founded by Lisa Vioni that provides capital introduction software solutions for the prime brokerage industry.

Since the relaunch, management decided to change the strategic direction and leadership of RISE. As part of this, Siebert entered into an agreement to exchange its 7% ownership of Tigress for Tigress’ ownership of RISE, and Siebert may sell its remaining 17% ownership of Tigress to Gloria E. Gebbia. Siebert also entered into an agreement with Hedge Connection whereby Siebert re-conveyed 20% of the common stock of Hedge Connection and the related option to acquire 100% of Hedge Connection.

As part of these agreements, Cynthia DiBartolo and Lisa Vioni resigned from their respective positions within Siebert and RISE, and Ms. DiBartolo will not stand for re-election for Siebert’s Board of Directors. Refer to Note 20 – Subsequent Events for further detail on these transactions.

Management is assessing the future strategic direction of RISE, taking into consideration current market conditions, demand trends, and resources. While we believe our expertise and industry relationships will enable us to execute a new strategic direction, our business plan for RISE is untested, and it is uncertain whether our efforts will attract the customers and revenue necessary to compete in the market.

Membership Interests of RISE

During the first quarter of 2022, RISE issued and Siebert sold membership interests in RISE to certain employees, directors, and affiliates of RISE and Siebert. As a result of these transactions, Siebert’s ownership percentage in RISE declined from 76% as of December 31, 2021 to approximately 44% as of March 31, 2022, and remained unchanged as of September 30, 2022. Management will continue to assess whether RISE remains a VIE and whether Siebert remains the primary beneficiary on an on-going basis. Refer to Note 1 – Organization and Basis of Presentation for additional detail.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail and Institutional Customer Net Worth

	As of
	September 30, 2022	December 31, 2021
Retail and institutional customer net worth (in billions)	$12.8	$17.3

Client Account Metrics – Retail Customers

	As of
	September 30, 2022	December 31, 2021
Retail customer net worth (in billions)	$12.8	$16.8
Retail customer margin debit balances (in billions)	$0.4	$0.5
Retail customer credit balances (in billions)	$0.7	$0.8
Retail customer money market fund value (in billions)	$0.6	$0.8
Retail customer accounts	120,929	115,380

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

•

Retail customer credit balances represents client cash held in brokerage accounts

•

Retail customer money market fund value represents all retail customers accounts invested in money market funds

•

Retail customer accounts represents the number of retail customers

Client Account Metrics – Institutional Customers

	As of
	September 30, 2022	December 31, 2021
Institutional customer net worth (in billions)	$—	$0.5

•

Institutional customer net worth represents the total value of securities and cash in the institutional customer accounts after deducting margin debits and short positions

Client Activity Metrics – Retail Customers

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total retail trades	84,077	94,705	285,418	348,608

•

Total retail trades represents retail trades that generate commissions

Statements of Operations and Financial Condition

Statements of Operations for the Three Months Ended September 30, 2022 and 2021

Revenue

Commissions and fees for the three months ended September 30, 2022 were $1,750,000 and decreased by $2,269,000 from the corresponding period in the prior year, primarily due to the loss of institutional customers in RISE as well as market conditions during the third quarter of 2022.

Interest, marketing and distribution fees for the three months ended September 30, 2022 were $5,204,000 and increased by $1,769,000 from the corresponding period in the prior year, primarily due to an increase in margin interest, 12b-1fees, as well as interest on U.S. treasuries and cash deposits within MSCO of an aggregate of $3.2 million, partially offset by the loss of interest income from institutional customers in RISE of $1.4 million.

Principal transactions and proprietary trading for the three months ended September 30, 2022 were $953,000 and decreased by $2,971,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

The decrease in realized and unrealized gain on primarily riskless principal transactions was primarily due to market conditions.The increase in unrealized loss on our portfolio of U.S. government securities was due to the following. From January to September 2022, Siebert invested approximately $145 million notional value in 1-year treasury bills and 2-year treasury notes in order to enhance its yield on its excess 15c3-3 deposits. During 2022 there was an increase in U.S. government securities yields, which created an unrealized loss of approximately $1.4 million on our government securities portfolio for the three months ended September 30, 2022. We intend to hold these securities to maturity and as such, the aggregate unrealized loss of $4.2 million on the portfolio as of September 30, 2022 will be returned over the duration of the government securities, at a point no later than the maturity of the securities, the latest maturity being August 2024. If the value of our portfolio of government securities declines further, we will incur further unrealized losses; however, we anticipate this loss to be temporary as we intend to hold these securities to maturity. The portfolio of U.S. government securities represents less than half of the total value of our cash and securities segregated for regulatory purposes, and we believe that the level invested reduces the risk of having to liquidate the securities prior to maturity.

Below is a summary of the change in the principal transactions and proprietary trading line item as well as a maturity schedule of our portfolio of U.S. government securities for the periods presented.

	Three Months Ended September 30,
	2022	2021	(Year over Year Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$2,339,000	$3,931,000	$(1,592,000)
Unrealized loss on portfolio of U.S. government securities	(1,386,000)	(7,000)	(1,379,000)
Total Principal transactions and proprietary trading	$953,000	$3,924,000	$(2,971,000)

	As of
	September 30, 2022	December 31, 2021
Market value of U.S. government securities
Maturing 03/23/2023, 3.750% Discount Rate	$24,566,000	$—
Maturing 05/18/2023, 2.700% Discount Rate	9,781,000	—
Maturing 08/31/2023, 1.375% Coupon Rate	9,742,000	—
Maturing 12/31/2023, 0.750% Coupon Rate	62,248,000	—
Maturing 01/31/2024, 0.875% Coupon Rate	23,892,000	—
Maturing 05/31/2024, 2.500% Coupon Rate	9,714,000	—
Maturing 08/15/2024, 0.375% Coupon Rate	2,792,000	2,966,000
Total Market value of investment in U.S. government securities	$142,735,000	$2,966,000

Market making for the three months ended September 30, 2022 was $723,000 and decreased by $791,000 from the corresponding period in the prior year, primarily due to market conditions.

Stock borrow / stock loan for the three months ended September 30, 2022 was $4,183,000 and increased by $718,000 from the corresponding period in the prior year, primarily due to the growth of the business, expansion of our stock locate revenues, and additional securities lending and locate counterparty relationships.

Advisory fees for the three months ended September 30, 2022 were $437,000 and decreased by $4,000 from the corresponding period in the prior year.

Other income for the three months ended September 30, 2022 was $1,086,000 and increased by $833,000 from the corresponding period in the prior year, primarily due to an increase in income from consulting services and termination payment from a technology partner.

Operating Expenses

Employee compensation and benefits for the three months ended September 30, 2022 were $7,290,000 and decreased by $2,004,000 from the corresponding period in the prior year, primarily due to a decrease in commissions payouts from RISE related to the loss of our institutional customers and a decrease in fixed income commissions and market making payouts, partially offset by an increase in executive compensation.

Clearing fees, including execution costs for the three months ended September 30, 2022 were $398,000 and decreased by $588,000 from the corresponding period in the prior year, primarily due to a decrease in our institutional clearing costs as well as the recognition of our business development credit from our agreement with NFS.

Technology and communications expenses for the three months ended September 30, 2022 were $1,214,000 and increased by $18,000 from the corresponding period in the prior year primarily due to an increase in software license costs partially offset by the decrease in technology costs associated with RISE.

Other general and administrative expenses for the three months ended September 30, 2022 were $1,072,000 and increased by $145,000 from the corresponding period in the prior year, primarily due to an increase in travel and entertainment as well as insurance costs.

Data processing expenses for the three months ended September 30, 2022 were $932,000 and increased by $145,000 from the corresponding period in the prior year, primarily due to an increase in service contracts.

Rent and occupancy expenses for the three months ended September 30, 2022 were $562,000 and increased by $121,000 from the corresponding period in the prior year, primarily due to an increase in short term rent and lease termination costs.

Professional fees for the three months ended September 30, 2022 were $874,000 and increased by $115,000 from the corresponding period in the prior year, primarily due to an increase in legal and consulting fees related to certain transactions.

Depreciation and amortization expenses for the three months ended September 30, 2022 were $240,000 and decreased by $114,000 from the corresponding period in the prior year, primarily due to the completion of useful lives of assets within STCH and write-offs of intangible assets related to RISE occurring in the third quarter of 2021.

Referral fees for the three months ended September 30, 2022 were $0 and decreased by $374,000 from the corresponding period in the prior year, primarily due to the loss of our institutional clients.

Loss on impairment for the three months ended September 30, 2022 was $0 and decreased by $699,000 from the corresponding period in the prior year, primarily due to the impairment of our RISE customer relationships intangible asset due to the termination of our clearing arrangement with GSCO occurring in the third quarter of 2021.

Interest expense for the three months ended September 30, 2022 was $108,000 and increased by $22,000 from the corresponding period in the prior year, primarily due to the interest from the mortgage with East West Bank in 2022, partially offset by a decrease in interest from notes payable – related party.

Advertising and promotion expense for the three months ended September 30, 2022 was $58,000 and increased by $45,000 from the corresponding period in the prior year, primarily due to an increase in promotional costs for various marketing initiatives.

Earnings of (Loss from) Equity Method Investments in Related Parties

The loss from equity method investments in related parties for the three months ended September 30, 2022 was $148,000 and increased by $148,000 from the corresponding period in the prior year, primarily due to our proportional loss from our investment in Tigress.

Provision For (Benefit From) Income Taxes

The provision for income taxes for the three months ended September 30, 2022 was $473,000 and increased from the provision for income taxes by $208,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due higher pre-tax earnings. Refer to Note 15 – Income Taxes for additional detail.

Net Loss Attributable To Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interests in our financial statements. The net loss attributable to noncontrolling interests for the three months ended September 30, 2022 was $85,000 and increased by $85,000 from the corresponding period in the prior year.

Statements of Operations for the Nine Months Ended September 30, 2022 and 2021

Revenue

Commissions and fees for the nine months ended September 30, 2022 were $5,943,000 and decreased by $9,409,000 from the corresponding period in the prior year, primarily due to the loss of institutional customers in RISE as well as market conditions during 2022.

Interest, marketing and distribution fees for the nine months ended September 30, 2022 were $10,717,000 and increased by $200,000 from the corresponding period in the prior year, primarily due to an increase in margin interest, 12b-1fees, as well as interest on U.S. treasuries and cash deposits within MSCO of an aggregate of $4.4 million, partially offset by the loss of interest income from institutional customers in RISE of $4.2 million.

Principal transactions and proprietary trading for the nine months ended September 30, 2022 were $1,767,000 and decreased by $10,512,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

The decrease in realized and unrealized gain on primarily riskless principal transactions was primarily due to market conditions. The increase in unrealized loss on our portfolio of U.S. government securities was due to the following. From January to September 2022, Siebert invested approximately $145 million in 1-year treasury bills and 2-year treasury notes in order to enhance its yield on its excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss of approximately $4.2 million on our government securities portfolio for the nine months ended September 30, 2022. We intend to hold these securities to maturity and as such, the aggregate unrealized loss of approximately $4.2 million on the portfolio as of September 30, 2022 will be returned over the duration of the government securities, at a point no later than the maturity of the securities, the latest maturity being August 2024. If the value of our portfolio of government securities declines further, we will incur further unrealized losses; however, we anticipate this loss to be temporary as we intend to hold these securities to maturity. The portfolio of U.S. government securities represents less than half of the total value of our cash and securities segregated for regulatory purposes, and we believe that the level invested reduces the risk of having to liquidate the securities prior to maturity.

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Nine Months Ended September 30,
	2022	2021	(Year over Year Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$5,956,000	$12,300,000	$(6,344,000)
Unrealized loss on portfolio of U.S. government securities	(4,189,000)	(21,000)	(4,168,000)
Total Principal transactions and proprietary trading	$1,767,000	$12,279,000	$(10,512,000)

Market making for the nine months ended September 30, 2022 was $2,022,000 and decreased by $2,864,000 from the corresponding period in the prior year, primarily due to market conditions.

Stock borrow / stock loan for the nine months ended September 30, 2022 was $11,909,000 and increased by $4,357,000 from the corresponding period in the prior year, primarily due to the growth of the business, expansion of our stock locate revenues, and additional securities lending and locate counterparty relationships.

Advisory fees for the nine months ended September 30, 2022 were $1,420,000 and increased by $220,000 from the corresponding period in the prior year, primarily due to overall expansion of the advisory business line.

Other income for the nine months ended September 30, 2022 was $2,589,000 and increased by $1,607,000 from the corresponding period in the prior year, primarily due to an increase in income from consulting services and termination payment from a technology partner.

Operating Expenses

Employee compensation and benefits for the nine months ended September 30, 2022 were $21,752,000 and decreased by $5,453,000 from the corresponding period in the prior year, primarily due to a decrease in commissions payouts from RISE related to the loss of our institutional customers and a decrease in payouts related to fixed income, market making, and commission revenue, partially offset by an increase in payouts related to stock borrow / stock loan as well as an increase in executive compensation.

Clearing fees, including execution costs for the nine months ended September 30, 2022 were $1,267,000 and decreased by $2,861,000 from the corresponding period in the prior year, primarily due to a decrease in our institutional clearing costs as well as the recognition of our business development credit from our agreement with NFS.

Technology and communications expenses for the nine months ended September 30, 2022 were $3,374,000 and decreased by $163,000 from the corresponding period in the prior year, primarily due to a decrease in technology costs related to RISE, partially offset by an increase in other technology expenses.

Other general and administrative expenses for the nine months ended September 30, 2022 were $2,939,000 and increased by $54,000 from the corresponding period in the prior year, primarily due to an increase in travel and entertainment as well as insurance costs, partially offset by a legal settlement occurring in 2021.

Data processing expenses for the nine months ended September 30, 2022 were $2,135,000 and decreased by $144,000 from the corresponding period in the prior year, primarily due to a decrease in development charges.

Rent and occupancy expenses for the nine months ended September 30, 2022 were $1,491,000 and increased by $10,000 from the corresponding period in the prior year.

Professional fees for the nine months ended September 30, 2022 were $2,602,000 and increased by $651,000 from the corresponding period in the prior year, primarily due to an increase in legal and consulting fees related to certain transactions.

Depreciation and amortization expenses for the nine months ended September 30, 2022 were $760,000 and decreased by $360,000 from the corresponding period in the prior year, primarily due to the completion of useful lives of assets within STCH and write-offs of intangible assets related to RISE occurring in 2021.

Referral fees for the nine months ended September 30, 2022 were $0 and decreased by $1,134,000 from the corresponding period in the prior year, primarily due to the loss of our institutional clients.

Loss on impairment for the nine months ended September 30, 2022 was $0 and decreased by $699,000 from the corresponding period in the prior year, primarily due to the impairment of our RISE customer relationships intangible asset due to the termination of our clearing arrangement with GSCO occurring in the third quarter of 2021.

Interest expense for the nine months ended September 30, 2022 was $335,000 and increased by $57,000 from the corresponding period in the prior year, primarily due to the interest from the mortgage with East West Bank in 2022.

Advertising and promotion expense for the nine months ended September 30, 2022 was $230,000 and increased by $217,000 from the corresponding period in the prior year, primarily due to an increase in promotional costs for various marketing initiatives.

Earnings of (Loss from) Equity Method Investments in Related Parties

The earnings of equity method investments in related parties for the nine months ended September 30, 2022 was $67,000 and increased by $67,000 from the corresponding period in the prior year, primarily due to our proportional income from our investments in Tigress and Hedge Connection.

Provision For (Benefit From) Income Taxes

The benefit from income taxes for the nine months ended September 30, 2022 was $836,000 and decreased from the provision for income taxes by $2,320,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to the reversal of the uncertain tax position related to the 2018 amended tax return coupled with lower pre-tax earnings. Refer to Note 15 – Income Taxes for additional detail.

Net Loss Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interests in our financial statements. The net loss attributable to noncontrolling interests for the nine months ended September 30, 2022 was $405,000, and increased by $405,000 from the corresponding period in the prior year.

Statements of Financial Condition as of September 30, 2022 and December 31, 2021

Assets

Assets as of September 30, 2022 were $1,025,147,000 and decreased by $379,088,000 from December 31, 2021, primarily due to a decrease in securities borrowed, receivables from customers, and cash and securities segregated for regulatory purposes.

Liabilities

Liabilities as of September 30, 2022 were $970,901,000 and decreased by $382,828,000 from December 31, 2021, primarily due to a decrease in securities loaned and payables to customers.

Liquidity and Capital Resources

Overview

The indicators of our liquidity are cash and cash equivalents. Our cash and cash equivalents are unrestricted and are used to fund our working capital needs. Our cash and cash equivalents as of September 30, 2022 and December 31, 2021 were $4.5 million and $3.8 million, respectively. We believe that our operating cash flows, cash and cash equivalents, borrowing capacity, and overall access to capital markets are sufficient to fund our operating, investing and financing requirements for the foreseeable future.

Sources of Liquidity and Planned Obligations

As of September 30, 2022, we had a variety of debt instruments and sources of borrowing capability. As of September 30, 2022, the debt instruments and their outstanding obligations were as follows: $4.4 million mortgage with East West Bank, $2.9 million line of credit with East West Bank, and $3.3 million in notes payable to related parties. We have an available line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris.

The ability to borrow an additional $5.0 million available on our line of credit with East West Bank expired on July 22, 2022; however, we do not believe this will impact our ability to fund our operations. As of September 30, 2022, we were in compliance with all of our covenants related to our debt agreements.

As of September 30, 2022, the aggregate future payment obligations related to these debt instruments were $6.5 million through 2026 and $4.0 million thereafter. The remaining balance of our lease payments for operating leases with initial terms of greater than one year was $0.3 million during 2022, and $2.4 million thereafter.

On December 30, 2021, we purchased the Miami office building and are building out this space to be one of our primary operating centers. The total estimated cost for the build out is $1.5 million, with $338,000 financed through a commitment with East West Bank and the remainder being cash.

At the Market Offering

On May 27, 2022, we entered into a Capital on DemandTM Sales Agreement with JonesTrading as agent, pursuant to which we may offer and sell, from time to time through JonesTrading, shares of our common stock having an aggregate offering amount of up to $9.6 million under our shelf registration statement on Form S-3. For the nine months ended September 30, 2022, we did not sell any shares pursuant to this Sales Agreement. Refer to Note 18 – Commitments, Contingencies, and Other for additional detail.

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

For the three and nine months ended September 30, 2022 and 2021, MSCO and RISE met all of their respective liquidity and regulatory capital requirements. Refer to Note 16 – Capital Requirements for additional detail on our capital requirements.

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three and nine months ended September 30, 2022 and 2021. Refer to Note 17 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

As of September 30, 2022, and December 31, 2021, we recorded an uncertain tax position of $1,583,000 and $2,418,000, respectively, related to various tax matters. During the nine months ended September 30, 2022, we reversed our uncertain tax position related to the 2018 amended tax return due to the expiration of the statute of limitations.

Related Party Disclosures

During the course of business, we enter into various agreements and transactions with related parties. Refer to Note 19 – Related Party Disclosures for additional detail.

Fair Value Measurements

We have securities that are valued using the fair value framework under ASC 820 within our assets and liabilities as of September 30, 2022 and December 31, 2021. Refer to Note 5 – Fair Value Measurements for additional detail.

Impairment

We have concluded as of September 30, 2022, there has been no impairment to the carrying value of Siebert’s goodwill and tangible assets, and there are no intangible assets. Refer to Note 10 – Goodwill and Intangible Assets, Net for additional information.

Segment

We concluded as of September 30, 2022, Siebert is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of Siebert from a consolidated perspective.

Critical Accounting Policies

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K as well as in the below section. As of September 30, 2022, there have been no changes to our critical accounting policies or estimates other than the below.

Variable Interest Entities

We evaluate whether an entity is a VIE and determine if the primary beneficiary status is appropriate on a quarterly basis. We consolidate a VIE for which we are the primary beneficiary. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including factors such as the power to direct the activities of the VIE that most significantly impact its economic performance, the obligation to absorb the losses and/or the right to receive the expected returns of the VIE. Through this evaluation, as of September 30, 2022, we determined that RISE is a VIE and we are the primary beneficiary, primarily due to Siebert’s power to direct the activities of RISE that most significantly impact its economic performance. Additionally, Siebert may be obligated to fund RISE’s operations at an amount that is disproportional to its ownership percentage.

New Accounting Standards

We did not adopt any new accounting standards during the three and nine months ended September 30, 2022. In addition, we evaluated other recently issued accounting standards and do not believe that any of these standards will have a material impact on our financial statements and related disclosures as of September 30, 2022.

Regulatory Matters

We are party to certain claims, suits and complaints arising in the ordinary course of business. As of September 30, 2022, we had one pending regulatory matter related to operations of StockCross prior to our acquisition of StockCross on January 1, 2020. Refer to Note 18 – Commitments, Contingencies, and Other for additional detail.

Subsequent Events

On October 18, 2022, Siebert entered into a Reorganization Agreement with Tigress and RISE entered into a Termination Agreement with Hedge Connection. As of the date of this Report, we are assessing the financial impact of these transactions which may result in a material one-time charge to our financial statements. Refer to Note 20 – Subsequent Events for additional detail.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, investors should carefully consider the risk factors discussed in Part I, Item 1A - Risk Factors in our 2021 Form 10-K and under Part II, Item 1A. of our Form 10-Qs. Each of such risk factors could materially affect our business, financial position, and results of operations. As of the date of this Report, other than the supplemental risk factors provided below, there have been no material changes from the risk factors disclosed in our 2021 Form 10-K.

There may be a limited public market for our common stock; Volatility.

11,753,825 shares of our common stock, or approximately 36% of our shares of our common stock outstanding, are currently held by non-affiliates as of November 14, 2022. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our common stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 23, 2022, Siebert granted 138,000 shares of common stock that were fully vested upon grant date as compensation to certain employees and consultants. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Refer to Note 18 – Commitments, Contingencies, and Other for more detail.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.26	Reorganization Agreement By and Among Tigress Holdings, LLC, Rise Financial Services, LLC, and Siebert Financial Corp. dated October 18, 2022 (previously filed on September 21, 2022 on Form 8-K)

10.27

Termination Agreement By and Among Hedge Connection, Inc., Lisa Vioni, Rise Financial Services, LLC, and Siebert Financial Corp., dated October 18, 2022 (previously filed on September 21, 2022 on Form 8-K)

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded with Inline XBRL document).

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

Dated: November 14, 2022