Form 10-K
period 2022-12-31
SIEBERT FINANCIAL CORP
filed 2023-03-29
CIK 65596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the last sale price of the Common Stock reported on the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022), was approximately $18,035,000.

The number of shares of the registrant’s outstanding Common Stock, as of March 20, 2023, was 32,505,329 shares.

Documents Incorporated by Reference: None

SIEBERT FINANCIAL CORP.

Forward-Looking Statements

For purposes of this Annual Report on Form 10-K (“Report”), the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., its wholly-owned and majority-owned subsidiaries collectively, unless the context otherwise requires.

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

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events; securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in Part I, Item 1A - Risk Factors of this Form 10-K as well as in our filings with the SEC.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

Siebert 2022 Form-10K 1

PART I

ITEM 1. BUSINESS

Overview of Company

Siebert Financial Corp., together with its subsidiaries, is a diversified financial services firm and provides a full range of brokerage and financial advisory services including securities brokerage, investment advisory and insurance offerings, and corporate stock plan administration solutions. Our firm is characterized by building solid relationships with our clients through exceptional personal service and proven performance. We have a strong legacy and continue to evolve in our approach to take advantage of ever-evolving opportunities in the financial services industry.

We conduct the following lines of business through our wholly-owned and majority-owned subsidiaries:

•

Muriel Siebert & Co., Inc. (“MSCO”) provides retail brokerage services. MSCO is a Delaware corporation and broker-dealer registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”) and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), Euroclear, and the National Futures Association (“NFA”).

•

Siebert AdvisorNXT, Inc. (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940 (“Advisers Act”).

•

Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency

•

Siebert Technologies, LLC. (“STCH”) provides robo-advisory technology development. STCH is a Nevada limited liability company.

•

RISE Financial Services, LLC, (“RISE”) is a Delaware limited liability company and a broker-dealer registered with the SEC and NFA.

•

StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

For purposes of this Annual Report, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, and STXD collectively, unless the context otherwise requires.

Our headquarters are located at 535 Fifth Avenue, 4th Floor, New York, NY 10017, with primary operations in New Jersey, Florida, and California. Our phone number is (212) 644-2400 and our Internet address is www.siebert.com. We have 12 branch offices throughout the U.S. and clients around the world.

As of March 20, 2023, we had 117 full-time employees. Our common stock is registered under Section 12 of the Exchange Act, and we file periodic reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements on Schedule 14. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file documents electronically with the SEC. Our SEC filings are also available through our website at www.siebert.com, where investors are able to obtain copies of our public filings free of charge. Our common stock, par value $.01 per share trades on the Nasdaq Capital Market under the symbol “SIEB.”

Subsidiaries and Business Offerings

Muriel Siebert & Co., Inc.

Overview

MSCO has been providing online and traditional discount brokerage services to clients for over 50 years. MSCO was founded in 1967 by Muriel F. (“Mickie”) Siebert, a trailblazer who was the first woman to own a seat on the NYSE and the first to head one of its member firms. On May 1, 1975, after the federal government banned fixed commissions by brokers, Mickie broke barriers and declared MSCO a discount brokerage firm.

In May 2022, MSCO received approval to expand its clearing services in the U.S. by acting as a correspondent clearing firm for institutional and online broker-dealers, registered investment advisors and other asset managers. Achieving this milestone strengthens our core competencies, diversifies our business, and reinforces our commitment as a strategic partner to our clients.

Today, MSCO offers a wide range of products and services and is the primary subsidiary of Siebert.

Products and Services

•

Self-directed trading

•

Market making and fixed income investments

•

Stock borrow / stock loan

•

Equity compensation plans (Siebert Corporate Services)

•

Wealth management / financial advice

Siebert 2022 Form-10K 2

Additional Information

Brokerage and Related Services

MSCO offers a wide selection of quality investment services, including broker assisted trades and free online self-service features such as real time quotes, market data, and trading tools.

MSCO is a self-clearing broker-dealer and also clears with National Financial Services Corp. (“NFS”), a wholly-owned subsidiary of FMR, LLC.

Securities Finance and Market Making

We make markets in multiple exchanges and in over 2,000 equity securities and fixed income products. The client service offerings within our Market Making division have evolved with capital markets and different trading strategies. Our strengths include trading experience in domestic markets, enhanced liquidity, and the search for significant price improvement. The ability of our Market Making division to execute large orders continues to be a strategic advantage in supporting the growth of our Corporate Services division.

We operate our Securities Finance Group, a division which consists primarily of our stock borrow / stock loan and related services. Our management team brings decades of securities finance experience and we have seen positive results in recent years and are committed to continue to expand our securities finance operations.

Corporate Services

We are dedicated to helping publicly traded companies and their employees manage their equity compensation plans. Corporate services is a key component of our business, and we leverage our technology partnerships to create a distinct advantage through FIX connection trading and real-time transaction reporting. Our corporate services offering primarily supports small and mid-cap public companies.

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

Retail Customer Service

MSCO believes that its superior customer service enhances its ability to compete with larger brokerage firms and provides retail customers with personal service via access to dedicated customer service personnel for all of its products and services. Customer service personnel, located in MSCO’s branch offices, are cross trained to assist with all clients’ needs for a reliable experience. MSCO uses a variety of customer relationship management systems that enables representatives in any location to review and respond to customers’ requests in a timely manner.

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

Siebert 2022 Form-10K 3

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

We are consistently enhancing technology for both our customers as well as our internal operations. We are currently in the process of enhancing our retail trading platform to provide a seamless user experience for our customers and streamline our operations.

Siebert AdvisorNXT, Inc.

Overview

SNXT offers customers our proprietary robo-advisory technology that utilizes trading algorithms initially developed by STCH to create our robo-advisor. This technology provides clients with cost-efficient, competitively priced, and automated wealth management solutions intended to maximize portfolio returns based on specific risk tolerance. The platform utilizes Nobel Prize-winning Modern Portfolio Theory (“MPT”) to create optimal portfolios for each client. We provide web-based tools to enable clients to monitor and interact with the robo-advisor’s automated portfolio manager application. The robo-advisor selects low-cost, well-managed, exchange-traded funds (“ETFs”) and exchange-traded notes (“ETNs”) that represent the asset classes that provide clients the necessary risk-adjusted exposure given current market conditions. The robo-advisor continuously monitors and periodically rebalances portfolios to address changes in market and economic conditions.

Products and Services

•

Managed portfolios

•

Separately managed accounts

Park Wilshire Companies, Inc.

Overview

PW is a full-service insurance agency founded in 2010. Through PW our product offerings include various insurance products such as fixed annuities and property and casualty insurance.

Products and Services

•

Fixed annuities

•

Personal insurance

•

Property and casualty insurance

•

Natural disaster insurance

•

Life and disability

Siebert 2022 Form-10K 4

Siebert Technologies, LLC

Overview

STCH is a technology company initially tasked with developing a robo-advisor platform. Through STCH, we expanded our products and services by offering a robo-advisor through SXNT, and we plan to use this subsidiary for future fintech opportunities and products and services.

RISE Financial Services, LLC

During 2021 and 2022, RISE Prime Services, LLC was a prime broker focused on providing institutional quality services to hedge funds and other institutional investors.

Reorganization of RISE, Tigress, and Hedge Connection

In 2021 and 2022, Siebert and RISE engaged in certain transactions with Tigress Holdings, LLC (“Tigress”) and Hedge Connection, Inc. (“Hedge Connection”) to exchange equity, cash, and respective leadership positions. Based upon the strategic direction of these ventures, management of the respective businesses decided to unwind the original transactions with Siebert, RISE, Hedge Connection and Tigress. See Note 3 – Transactions with Tigress and Hedge Connection for further detail on these transactions.

Siebert management is assessing the future strategic direction of RISE, taking into consideration current market conditions, demand trends, and resources.

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

Siebert 2022 Form-10K 5

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

Dodd-Frank Act of 2010

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (“Dodd-Frank”), the adoption of implementing regulations by the federal regulatory agencies, as well as other recent regulatory reforms, we have experienced significant changes in the laws and regulations that apply to us, how we are regulated, and regulatory expectations in the areas of compliance, risk management, corporate governance, operations, capital and liquidity.

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

Regulation Best Interest Rules have impacted the conduct of our business, especially with respect to our business with our retail clients. The need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the increased supervision of sales practices and transactions increased the amount of record-keeping and training for our sales staff. The related new rules and procedures have and may continue to bring increased costs associated with compliance and enhanced technology.

Siebert 2022 Form-10K 6

We operate pursuant to Regulation Best Interest Rules and as such, we conducted thorough training of all our employees with respect to the requirements of Regulation Best Interest. Additionally, we created the Regulation Best Interest Rule’s required documents and completed each of the required mailings (both electronic and conventional) prior to the effective date. We believe that the changes made to our business processes resulted in compliance with these new requirements. As business continues to be conducted under the Regulation Best Interest Rules, it is likely that additional changes may be necessary.

SIPC

As a registered broker-dealer and FINRA member organization, MSCO is required by federal law to belong to the SIPC which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $250,000 on claims for cash balances. SIPC is principally funded through assessments on registered broker-dealers. MSCO purchased $50 million additional account protection above SIPC coverage. Equities, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

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

Siebert 2022 Form-10K 7

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

Net Capital

As registered broker-dealers, MSCO and RISE are subject to the requirements of the Exchange Act relating to broker-dealers such as minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1) and segregation of fully paid client funds and securities under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA.

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

Our human capital efforts focus on establishing a culture of service that emphasizes taking care of our employees, so they can take care of our clients. To that end, we seek employees who are approachable, proactive, collaborative, agile and innovative, and who share our commitment to excellence, integrity, and service. As of March 20, 2023, we had 117 employees, one of whom was a corporate officer. None of our employees are represented by a union, and we believe that relations with our employees are good.

Siebert 2022 Form-10K 8

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

Siebert 2022 Form-10K 9

ITEM 1A. RISK FACTORS

Regulatory Risks

Legislation has and may continue to result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.

New laws, rules, regulations and guidance, or changes in the interpretation and enforcement of existing federal, state, foreign and SRO laws, rules, regulations and guidance may directly affect our business and the profitability of Siebert or the operation of specific business lines. In addition, new and changing laws, rules, regulation and guidance could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements or other costs and could limit our ability to return capital to stockholders.

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

Our business is subject to extensive regulation in the U.S., at both the federal and state level. We are also subject to regulation by SROs and other regulatory bodies in the U.S., such as the SEC, the NYSE, FINRA, MSRB, the Commodity Futures Trading Commission (“CFTC”) and the NFA. MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico, and RISE is registered as a broker-dealer in 22 states and territories. The regulations to which MSCO and RISE are subject as broker-dealers cover all aspects of the securities business including training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees.

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

Siebert 2022 Form-10K 10

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

Siebert 2022 Form-10K 11

Our data technology platforms offer services used in direct relation to customer activities as well as support for corporate use. Some of these services include email and messaging, market data systems and third-party trading systems, business productivity tools and customer relationship management systems. Our data network is designed with redundancies in case a significant business disruption occurs.

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

Siebert 2022 Form-10K 12

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

Siebert 2022 Form-10K 13

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

•

Potential loss of clients or key employees of acquired companies; and

•

Dilution to existing stockholders.

As part of our growth strategy, we regularly consider and from time to time engage in discussions and negotiations regarding transactions such as acquisitions, mergers, combinations and partnerships within our industry. The purchase price for possible acquisitions could be paid in cash, through the issuance of our common stock or other securities, borrowings or a combination of these methods.

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

In addition, management is assessing the future strategic direction of RISE, taking into consideration current market conditions, demand trends, and resources. While we believe our expertise and industry relationships will enable us to execute a new strategic direction, our business plan for RISE is untested, and it is uncertain whether our efforts will attract the customers and revenue necessary to compete in the market.

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

Siebert 2022 Form-10K 14

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

Certain employees, directors and affiliates of RISE and Siebert own equity in RISE Financial Services, LLC

From January 31, 2022 to the date of this Report, RISE issued and Siebert sold membership interests in RISE to certain employees, directors, and affiliates of RISE and Siebert ranging from 1% to 2% individually. This amount represented, as of the date of this Report, an aggregate of 7% of the total issued and outstanding membership interests in RISE. As of the date of this Report, Gloria E. Gebbia owns approximately 25% of RISE. As a result, the interests of the employees, directors, and affiliates of RISE and Siebert who own equity in RISE may differ from the interests of shareholders of Siebert.

Risks Related to Our Common Stock

There may be a limited public market for our common stock; Volatility.

13,198,585 shares of our common stock, or approximately 41% of our shares of our common stock outstanding, are currently held by non-affiliates as of March 20, 2023. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our common stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

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

Siebert 2022 Form-10K 15

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

Since our common stock started trading on the Nasdaq Capital Market, our common stock has been relatively thinly traded and at times been subject to price volatility. The average daily trading volume from January 1, 2022 to December 31, 2022 was approximately 25,010 shares.

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

Siebert 2022 Form-10K 16

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

The direction and level of interest rates are important factors in our earnings. Our earnings are affected by the difference between the interest rates earned on interest-earning assets such as loans and investment securities and interest rates paid on interest-bearing liabilities such as deposits and borrowings. Increases in interest rates positively impact our revenue from margin and other interest income, and distribution fees received from money market securities.

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

Siebert 2022 Form-10K 17

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

Siebert 2022 Form-10K 18

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain 12 branch offices and customers can visit our branch offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of our activities are conducted on the internet or by telephone and mail. We operate our business out of the following branch offices:

Approximate Square Feet
Corporate Headquarters
New York, NY - 535 Fifth Avenue	300

Branch Offices
Beverly Hills, CA – 190 N Canon	900
Beverly Hills, CA – 9378 Wilshire	3,500
Boca Raton, FL	1,600
Boston, MA	1,700
Calabasas, CA	3,200
Horsham, PA	2,000
Jersey City, NJ	11,000
Miami, FL	11,600
Omaha, NE	2,900
Seal Beach, CA	800
Tampa, FL	1,000
Troy, MI	300

ITEM 3. LEGAL PROCEEDINGS

We are party to certain claims, suits and complaints arising in the ordinary course of business.

For activity related to operations of StockCross Financial Services, Inc. (“StockCross”) prior to our acquisition of StockCross, FINRA’s Division of Enforcement is currently investigating UIT transactions that were executed by StockCross that the enforcement staff believes were terminated early. We believe that many of these transactions were UIT transactions that were the subject of our prior settlements with the Commonwealth of Massachusetts (Dkt. No. E-2017-0104) and the State of California (CRD No.s: 6670 and 2400211). All of these transactions occurred prior to our acquisition of StockCross on January 1, 2020.

Siebert 2022 Form-10K 19

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

In the opinion of management, all other legal matters are without merit, or involve amounts which would not have a material impact on our results of operations or financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Siebert 2022 Form-10K 20

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the Nasdaq Global Market until June 29, 2011 when our common stock started trading on the Nasdaq Capital Market, under the symbol “SIEB.”

The closing sale price of our common stock as reported on the Nasdaq Capital Market on March 20, 2023 was $1.54 per share. As of March 20, 2023, there were 75 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 4,304 beneficial holders of our common stock as of March 20, 2023.

Dividend Policy

Our Board of Directors periodically considers whether to declare dividends. In considering whether to pay such dividends, our Board of Directors will review our earnings, capital requirements, economic forecasts and such other factors as are deemed relevant. Some portion of our earnings will be retained to provide capital for the operation and expansion of our business.

Share Price Volatility

Since our common stock started trading on the Nasdaq Capital Market, our common stock has been relatively thinly traded and at times been subject to price volatility. From January 1, 2022 to December 31, 2022, the average close price of our common stock was $1.79 per share. The average daily trading volume from January 1, 2022 to December 31, 2022 was approximately 25,010 shares.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	NA	2,704,000
Equity compensation plans not approved by security holders	—	NA	NA
Total	—	NA	2,704,000

Unregistered Sales of Equity Securities and Use of Proceeds

For the year ended December 31, 2022, we granted 186,000 unregistered restricted stock units as compensation to certain employees and consultants under Siebert’s 2021 Equity Incentive Plan. The units were fully vested upon grant date and were issued pursuant to Rule 701 and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 16, 2021, we issued 1,449,525 shares of our common stock to Tigress in consideration of an equity interest in Tigress pursuant to a certain contribution agreement, by and among Siebert, RISE, and Tigress. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Refer to Note 11 – Equity Method Investment in Related Parties for more detail.

On August 18, 2021, we amended our common stock purchase agreement with OpenHand Holdings, Inc. (“OpenHand”), dated January 31, 2021, and, pursuant to the amendment, cancelled 329,654 shares of our common stock that we issued to OpenHand pursuant to the original stock purchase agreement. Refer to Note 12 – Investments, Cost for more detail.

Siebert 2022 Form-10K 21

On January 31, 2021, Siebert and OpenHand entered into a stock purchase agreement whereby Siebert acquired an interest of 5% of OpenHand common stock for consideration of a total of $2,231,000 consisting of $850,000 in cash and 329,654 restricted shares of Siebert’s common stock valued at $1,381,000 or $4.19 per share. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Refer to Note 12 – Investments, Cost for more detail.

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

On April 21, 2020, we entered into an agreement with a technology partner pursuant to which the technology partner acquired 193,906 shares of our restricted common stock. The common stock was issued on May 12, 2020 at a per share price of $5.81 (Siebert’s share price as of the close of May 12, 2020) for a total of $1.1 million for professional services to integrate the technology partner’s software into Siebert’s existing platforms as well as its robo-advisor. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Effective January 1, 2020, we acquired the remaining 85% of StockCross’ outstanding shares in exchange for 3,298,774 shares of our common stock, and StockCross was merged with and into MSCO. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Siebert 2022 Form-10K 22

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

Overview

We are a financial services company and provide a wide variety of financial services to our clients. We operate in business lines such as retail brokerage, investment advisory, insurance, and technology development through our wholly-owned and majority-owned subsidiaries.

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

Transactions with Tigress and Hedge Connection

On November 16, 2021, we purchased 24% of the outstanding membership interests in Tigress, a disabled and woman-owned financial services firm, in exchange for 24% of RISE and shares of Siebert common stock. On January 21, 2022, we purchased 20% of Hedge Connection, a woman-owned fintech company, and an option to acquire the remaining interest in Hedge Connection in exchange for consideration of $600,000 and 3.33% of RISE.As of the date of this Report, Siebert is currently evaluating the terms upon which it will transfer its remaining ownership of Tigress to Gloria E. Gebbia pursuant to the Reorganization Agreement. Refer to Note 3 – Transactions with Tigress and Hedge Connection for further detail on the terms and accounting treatment of these transactions.

Siebert 2022 Form-10K 23

As part of these transactions, Tigress’ founder, Cynthia DiBartolo, continued as CEO of Tigress, and assumed the position as CEO of RISE. Gloria E. Gebbia, one of Siebert’s and RISE’s directors, assumed the position of Chief Impact Officer at RISE. Ms. DiBartolo was appointed to Siebert’s and RISE’s Board of Directors and Ms. Gebbia was appointed to Tigress’ Board of Directors. In addition, Lisa Vioni, founder of Hedge Connection, provided RISE with the right to appoint one director to the Board of Directors of Hedge Connection, and Ms. Vioni was appointed to the Board of Directors of RISE as well as to the position of President of RISE Prime – Capital Introduction, a division of RISE.

Based upon the strategic direction of these ventures, management of the respective businesses decided to unwind the original transactions with Siebert, RISE, Hedge Connection and Tigress. As a result, we exchanged our 7% ownership of Tigress for all of Tigress’ ownership of RISE. We also entered into an agreement with Hedge Connection whereby we re-conveyed 20% of the common stock of Hedge Connection and the related option to acquire 100% of Hedge Connection in exchange for 3.17% of RISE and the cancellation of Siebert’s note payable to Hedge Connection.

As part of these agreements, Ms. DiBartolo and Ms. Vioni resigned from their respective positions within Siebert and RISE.

The financial impact of these transactions with Tigress and Hedge Connection was a one-time loss of approximately $4.7M for the year ended December 31, 2022, of which $4.0M was due to an impairment of our investment in Tigress. These expenses are recorded in the line items “Impairment of equity method investment in related party” and “Loss on sale of equity method investment in related parties” in the statements of operations.

Management is assessing the future strategic direction of RISE, taking into consideration current market conditions, demand trends, and resources.

Termination of Clearing Arrangements with GSCO and Pershing

On August 30, 2021, Goldman Sachs & Co. LLC (“GSCO”) notified RISE that its clearing arrangement with RISE will be terminated. Due to the termination of RISE’s clearing arrangement with GSCO, substantially all the revenue producing customers of RISE have transitioned to other prime service providers. Revenue and pre-tax income from customers that have transitioned to other prime service providers was approximately $12.6 million and $1.8 million, respectively, for the year ended December 31, 2021.

As of December 31, 2022, we were in the process of terminating our clearing relationships with GSCO and Pershing LLC (“Pershing”). As of the date of this Report, we are no longer doing active business with these clearing vendors, and anticipate the full termination of these relationships by the end of the first quarter of 2023.

Interest Rates

We are exposed to market risk from changes in interest rates. Such changes in interest rates primarily impact revenue from interest, marketing, and distribution fees. We primarily earn interest, marketing and distribution fees from margin interest charged on clients’ margin balances, interest on cash and securities segregated for regulatory purposes, and distribution fees from money market mutual funds in clients’ accounts. Securities segregated for regulatory purposes consist solely of U.S. government securities. If prices of U.S. government securities within our portfolio decline, we anticipate the impact to be temporary as we intend to hold these securities to maturity. We seek to mitigate this risk by managing the average maturities of our U.S. government securities portfolio and setting risk parameters for securities owned, at fair value.

Technology Partner

In third quarter of 2022, we reassessed our technology needs and entered into a software license agreement with a different technology provider for the development of a new retail trading platform which will replace our current platforms and resulted in the termination of our original technology relationship. We believe this new technology provider will be key to creating a platform for the next generation of retail customers and the termination of our original technology relationship had minimal impact on our current operations. Refer to Note 6 – Prepaid Service Contract for further detail on the accounting and financial impact of the termination of our original technology relationship.

Siebert 2022 Form-10K 24

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail and Institutional Customer Net Worth

	As of December 31,
	2022	2021
Retail and institutional customer net worth (in billions)	$13.5	$17.3

Client Account Metrics – Retail Customers

	As of December 31,
	2022	2021
Retail customer net worth (in billions)	$13.5	$16.8
Retail customer margin debit balances (in billions)	$0.4	$0.5
Retail customer credit balances (in billions)	$0.6	$0.8
Retail customer money market fund value (in billions)	$0.6	$0.8
Retail customer accounts	122,394	115,380

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

•

Retail customer credit balances represents client cash held in brokerage accounts

•

Retail customer money market fund value represents all retail customers accounts invested in money market funds

•

Retail customer accounts represents the number of retail customers

Client Account Metrics – Institutional Customers

	As of December 31,
	2022	2021
Institutional customer net worth (in billions)	$—	$0.5

•

Institutional customer net worth represents the total value of securities and cash in the institutional customer accounts after deducting margin debits and short positions.

Siebert 2022 Form-10K 25

Client Activity Metrics – Retail Customers

	Year Ended December 31,
	2022	2021
Total retail trades	374,996	472,540

•

Total retail trades represents retail trades that generate commissions

Statements of Operations and Financial Condition

Statements of Operations for the Year Ended December 31, 2022 and 2021

Revenue

Commissions and fees for the year ended December 31, 2022 were $7,477,000 and decreased by $10,775,000 from the corresponding period in the prior year primarily due to the loss of institutional customers of RISE as well as market conditions during 2022.

Interest, marketing and distribution fees for the year ended December 31, 2022 were $17,234,000 and increased by $4,337,000 from the corresponding period in the prior year, primarily due to a rising interest rate environment which increased margin interest, 12b-1 money market fees, as well as interest on U.S. treasuries and cash deposits within MSCO of an aggregate of $7.5 million, partially offset by the loss of interest income from institutional customers in RISE of $3.2 million.

Principal transactions and proprietary trading for the year ended December 31, 2022 were $3,743,000 and decreased by $11,904,000 from the corresponding period in the prior year primarily due to the factors discussed below.

The decrease in realized and unrealized gain on primarily riskless principal transactions was primarily due to weaker market conditions in 2022 within this business line. The increase in unrealized loss on our portfolio of U.S. government securities was due to the following.

Siebert 2022 Form-10K 26

In 2022 Siebert invested in treasury bill and treasury notes which are primarily in the line item “Cash and securities segregated for regulatory purposes” on the statements of financial condition, in order to enhance its yield on its excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss of approximately $3.9 million on our government securities portfolio for the year ended December 31, 2022. The aggregate unrealized loss of on the portfolio will be returned over the duration of the government securities, at a point no later than the maturity of the securities, the latest maturity being August 2024.

We intend to hold these securities to maturity and as such, the aggregate unrealized loss of approximately $3.9 million on the portfolio as of December 31, 2022 will be returned over the duration of the government securities, at a point no later than the maturity of the securities. The maturities of the government securities are primarily in 2023 and the latest maturity is August 2024. If the value of our portfolio of government securities declines further, we will incur further unrealized losses; however, we anticipate this loss to be temporary as we intend to hold these securities to maturity. The portfolio of U.S. government securities represents less than half of the total value of our cash and securities segregated for regulatory purposes, and we believe that the level invested reduces the risk of having to liquidate the securities prior to maturity.

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Year Ended December 31,
	2022	2021	(Year over Year Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$7,643,000	$15,675,000	$(8,032,000)
Unrealized loss on portfolio of U.S. government securities	(3,900,000)	(28,000)	(3,872,000)
Total Principal transactions and proprietary trading	$3,743,000	$15,647,000	$(11,904,000)

Market making for the year ended December 31, 2022 was $2,443,000 and decreased by $3,454,000 from the corresponding period in the prior year primarily due to market conditions.

Stock borrow / stock loan for the year ended December 31, 2022 was $14,518,000 and increased by $2,654,000 from the corresponding period in the prior year primarily due to the growth of the business, expansion of our stock locate revenues, and additional securities lending and locate counterparty relationships.

Advisory fees for the year ended December 31, 2022 were $1,862,000 and increased by $194,000 from the corresponding period in the prior year primarily due to the expansion of the advisory business.

Other income for the year ended December 31, 2022 was $2,825,000 and increased by $1,543,000 from the corresponding period in the prior year primarily due to an increase in income from consulting services and termination payment from a technology partner.

Operating Expenses

Employee compensation and benefits for the year ended December 31, 2022 were $28,734,000 and decreased by $7,690,000 from the corresponding period in the prior year primarily due to a decrease in commissions payouts from RISE related to the loss of our institutional customers and a decrease in payouts related to fixed income, market making, and commission revenue, partially offset by an increase in payouts related to stock borrow / stock loan as well as an increase in executive compensation.

Clearing fees, including execution costs for the year ended December 31, 2022 were $2,143,000 and decreased by $2,674,000 from the corresponding period in the prior year primarily due to a decrease in our institutional clearing costs related to RISE as well as the recognition of our business development credit from our agreement with NFS.

Technology and communications expenses for the year ended December 31, 2022 were $4,471,000 and decreased by $291,000 from the corresponding period in the prior year primarily due to a decrease in technology costs related to RISE, partially offset by an increase in software licenses and other technology expenses.

Other general and administrative expenses for the year ended December 31, 2022 were $4,010,000 and increased by $324,000 from the corresponding period in the prior year primarily due to an increase in travel and entertainment related to marketing initiatives for our corporate services and securities finance business lines, an increase in insurance costs, partially offset by a legal settlement occurring in 2021.

Siebert 2022 Form-10K 27

Data processing expenses for the year ended December 31, 2022 were $3,169,000 and increased by $320,000 from the corresponding period in the prior year primarily due to an increase in service bureau charges.

Rent and occupancy expenses for the year ended December 31, 2022 were $1,955,000 and increased by $25,000 from the corresponding period in the prior year.

Professional fees for the year ended December 31, 2022 were $3,202,000 and increased by $507,000 from the corresponding period in the prior year primarily due to an increase in legal and consulting fees related to certain transactions such as the unwinding of Tigress and Hedge Connection.

Depreciation and amortization expenses for the year ended December 31, 2022 were $995,000 and decreased by $450,000 from the corresponding period in the prior year primarily due to the completion of useful lives of assets within STCH and write-offs of intangible assets related to RISE occurring in 2021.

Referral fees for the year ended December 31, 2022 were $0 and decreased by $1,213,000 from the corresponding period in the prior year primarily due to the loss of our institutional customers of RISE.

Interest expense for the year ended December 31, 2022 was $440,000 and increased by $79,000 from the corresponding period in the prior year primarily due to additional interest incurred from the mortgage with East West Bank established in 2022.

Loss on impairment for the year ended December 31, 2022 was $0 and decreased by $699,000 from the corresponding period in the prior year primarily due to the impairment of our RISE customer relationships intangible asset due to the termination of our clearing arrangement with GSCO occurring in the third quarter of 2021.

Advertising and promotion expense for the year ended December 31, 2022 was $543,000 and increased by $499,000 from the corresponding period in the prior year primarily due to an increase in promotional costs for various marketing initiatives.

Earnings of Equity Method Investment in Related Parties

The earnings of equity method investment in related parties for the year ended December 31, 2022 was $4,000 and decreased by $168,000 from the corresponding period in the prior year primarily due to a decrease in the earnings of Tigress and our proportional income.

Impairment of Equity Method Investment in Related Party

Impairment of equity method investment in related party for the year ended December 31, 2022 was $4,015,000 and increased by $4,015,000 from the corresponding period in the prior year due to the impairment of our investment in Tigress.

Loss on Sale of Equity Method Investment in Related Parties

Loss on sale of equity method investment in related parties for the year ended December 31, 2022 was $719,000 and increased by $719,000 from the corresponding period in the prior year due to our loss on the transactions between Siebert, RISE, Hedge Connection and Tigress.

Siebert 2022 Form-10K 28

Provision For (Benefit From) Income Taxes

The benefit from income taxes for the year ended December 31, 2022 was $1,300,000 and decreased from the provision for income taxes by $3,021,000 from the corresponding period in the prior year. Refer to Note 19 – Income Taxes for further detail.

Net Loss Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interests in our financial statements. The net loss attributable to noncontrolling interests for the year ended December 31, 2022 was $1,000,000, and increased by $970,000 from the corresponding period in the prior year due to an increase in RISE’s net loss for 2022 and Siebert’s ownership of RISE.

Statements of Financial Condition as of December 31, 2022 and 2021

Assets

Assets as of December 31, 2022 were $728,048,000 and decreased by $676,187,000 from December 31, 2021, primarily due to a decrease in securities borrowed, receivables from customers, and cash and securities segregated for regulatory purposes, partially offset by an increase in cash and cash equivalents.

Liabilities

Liabilities as of December 31, 2022 were $678,128,000 and decreased by $675,601,000 from December 31, 2021, primarily due to a decrease in securities loaned, payables to customers, and notes payable – related party.

Liquidity and Capital Resources

Overview

We expect to use our available cash, cash equivalents, and potential future borrowings under our debt agreements and potential issuance of new debt or equity, to support and invest in our core business, including investing in new ways to serve our customers, potentially seeking strategic acquisitions to leverage existing capabilities, and for general capital needs (including capital, deposit, and collateral requirements imposed by regulators and SROs). Based on our current level of operations, we believe our available cash, available lines of credit, overall access to capital markets, and cash provided by operations will be adequate to meet our current liquidity needs for the foreseeable future. As of the date of this Report, there are no known or material events that would require us to use large amounts of our liquid assets to cover expenses.

Siebert 2022 Form-10K 29

Cash and Cash Equivalents

Our cash and cash equivalents were $23.7 million and $3.8 million as of December 31, 2022 and 2021, respectively.

Debt Agreements

We have a $4.4 million mortgage and a $2.7 million loan outstanding with East West Bank, and an unutilized line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris as of December 31, 2022. The ability to borrow an additional $5.0 million on our loan with East West Bank expired on July 22, 2022; however, we do not believe this will impact our ability to fund our operations. As of December 31, 2022, we were in compliance with all covenants related to our debt agreements.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of December 31, 2022:

	Payments Due By Period
	2023	2024	2025	2026	Thereafter	Total
Operating lease commitments	$1,246,000	$588,000	$450,000	$234,000	$48,000	$2,566,000
Mortgage with East West Bank	75,000	84,000	88,000	91,000	4,048,000	4,386,000
Loan with East West Bank	998,000	1,661,000	—	—	—	2,659,000
Total	$2,319,000	$2,333,000	$538,000	$325,000	$4,096,000	$9,611,000

On December 30, 2021, we purchased the Miami office building and are building out this space to be one of our primary operating centers. The total estimated cost for the build out is $1.5 million, with $338,000 financed through a commitment with East West Bank and the remainder being cash. As of December 31, 2022, we have incurred approximately $1.0 million out of the $1.5 million of the build out costs.

Siebert 2022 Form-10K 30

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

At the Market Offering

On May 27, 2022, we entered into a Capital on DemandTM Sales Agreement with JonesTrading as agent, pursuant to which we may offer and sell, from time to time through JonesTrading, shares of our common stock having an aggregate offering amount of up to $9.6 million under our shelf registration statement on Form S-3. For the year ended December 31, 2022, we did not sell any shares pursuant to this Sales Agreement. Refer to Note 22 – Commitments, Contingencies, and Other for additional detail.

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

MSCO can transfer funds to Siebert as long as it maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the years ended December 31, 2022 and 2021, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 20 – Capital Requirements for more detail on our capital requirements.

Siebert 2022 Form-10K 31

Cash Flows

Cash provided by and used in operating activities consisted of net income (loss) adjusted for certain non-cash items. Net operating assets and liabilities at any specific point in time are subject to many variables, including variability in customer activity, the timing of cash receipts and payments, and vendor payment terms. The total changes in our statements of cash flows, especially our operating cash flow, are not necessarily indicative of the ongoing results of our business as we have customer assets and liabilities on our statements of financial condition.

For the year ended December 31, 2022, we had negative operating cash flow due to the net effect of the change in payables to customers and receivables from customers. Other items within operating cash flow mostly offset each other, most notably our net loss and the adjustment from the impairment of equity method investment in related party. We had investing cash outflows primarily from the build out of the Miami office building and development work related to our new retail trading platform and other technology initiatives. We had financing cash outflows due to the repayment of the notes payable - related party to Gloria E. Gebbia and Hedge Connection, as well as the repayment of our loan with East West Bank.

For the year ended December 31, 2021, we had positive operating cash flow. We had investing cash outflows related to the purchase of the Miami office building, equity of OpenHand, software assets and miscellaneous office facilities. We had financing cash inflow related to the mortgage from East West Bank to finance part of the purchase of the Miami office building as well as an incremental note payable from Gloria E. Gebbia.

Long Term Contracts

Contract with NFS

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS will pay us four annual credits of $100,000 over the term of the agreement. The amendment also provides for an early termination fee; however, as of December 31, 2022, we do not expect to terminate the contract with NFS before the end of the contract term. Refer to Note 15 – Deferred Contract Incentive and Note 22 – Commitments, Contingencies and Other for additional detail.

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the years ended December 31, 2022 and 2021. Refer to Note 21 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

Siebert 2022 Form-10K 32

Critical Accounting Policies and Estimates

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make judgments and estimates that may have a significant impact on our financial results. We believe that the critical accounting policies listed below are particularly subject to management's judgments and estimates and could materially affect our results of operations and financial position. Refer to Note 2 – Summary of Significant Accounting Policies for additional detail on our significant accounting policies.

Estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances

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

We recognize interest and penalties related to unrecognized tax benefits on the provision for income taxes line in the statements of operations. Accrued interest and penalties would be included on the related tax liability line in the statements of financial condition.

Siebert 2022 Form-10K 33

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

We have concluded that as of December 31, 2022 and 2021, there has been no impairment to the carrying value of Siebert’s goodwill; however, there has been an impairment of $4,015,000 to the carrying value of our equity method investment in Tigress for the year ended December 31, 2022, and an impairment of $699,000 to the RISE customer relationships intangible asset for the year ended December 31, 2021 due to the termination of GSCO’s clearing arrangement with RISE.

Refer to Note 2 – Summary of Significant Accounting Policies and Note 3 – Transactions with Tigress and Hedge Connection for additional detail.

Accruals for contingent liabilities

Accruals for contingent liabilities related to legal and regulatory claims as well as employee healthcare expenses under our self-insured plan reflect an estimate of probable losses. In making such estimates for legal and regulatory claims, we consider many factors, including the progress of the matter, prior experience and the experience of others in similar matters, available defenses, insurance coverage, indemnification provisions and the advice of legal counsel and other experts. In making such estimates for employee healthcare expenses, we consider many factors, including trends of our health insurance expenses and our insurance reserve limits. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that we will not incur liabilities in excess of recorded reserves or in excess of our insurance limits. Significant judgment is required in making these estimates, and the actual cost may be materially different than the estimated costs. Refer to Note 22 – Commitments, Contingencies and Other for additional detail.

Variable Interest Entities

We evaluate whether an entity is a VIE and determine if the primary beneficiary status is appropriate on a quarterly basis. We consolidate a VIE for which we are the primary beneficiary. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including factors such as the power to direct the activities of the VIE that most significantly impact its economic performance, the obligation to absorb the losses and/or the right to receive the expected returns of the VIE. Through this evaluation, as of December 31, 2022, we determined that RISE is a VIE and we are the primary beneficiary, primarily due to Siebert’s power to direct the activities of RISE that most significantly impact its economic performance. Additionally, Siebert may be obligated to fund RISE’s operations at an amount that is disproportional to its ownership percentage.

New Accounting Standards

Refer to Note 2 - Summary of Significant Accounting Policies for additional information regarding new Accounting Standards Updates (“ASU”s) issued by the Financial Accounting Standards Board (“FASB”).

Siebert 2022 Form-10K 34

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

Siebert 2022 Form-10K 35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP.

Page
Report of Independent Registered Public Accounting Firm	37

(PCAOB ID 23)

Siebert 2022 Form-10K 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Siebert Financial Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. & Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of equity method investment in related party

As described in Note 3 to the consolidated financial statements, the Company entered into a Reorganization Agreement on October 18, 2022 with Tigress Holdings, LLC (“Tigress”), an equity-method investee of the Company. Prior to this agreement, the Company owned 24% of the outstanding membership interests in Tigress, while Tigress owned a combination of stock in the Company as well as membership interests in one of the Company’s majority-owned subsidiaries, RISE Financial Services, LLC (“RISE”). Under the terms of the Reorganization Agreement, the Company exchanged a portion of its outstanding membership interests in Tigress for all of Tigress’s membership interests in RISE.

As a result of the transaction described above, as well as the fact that Tigress had been impacted by adverse market conditions resulting in a decline in their performance and future projections, management concluded that a triggering event had occurred and evaluated if the investment in Tigress was other than temporarily impaired. Thus, the Company performed an impairment test as of October 18, 2022, and estimated the fair value of Tigress using the income approach and the market approach and recognized an impairment charge.

The principal considerations for our determination that performing procedures relating to the impairment is a critical audit matter are (i) the significant judgment by management to evaluate the significant assumptions used in the determination of the fair value of the investment, which was used to determine the amount that fair value had declined below its related carrying value for a period considered to be other-than-temporary, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assumptions related used in the impairment measurement, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Siebert 2022 Form-10K 37

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

•

Tested the effectiveness of controls relating to management’s impairment measurement for the equity method investment in related party, including controls over the income and the market approach analyses and significant assumptions used to determine the fair value of the equity method investment in related party.

•

Tested management’s process for determining the fair value of its equity method investment in related party, including evaluating the appropriateness of the income approach and the market approach analyses.

•

Tested the completeness and accuracy of the underlying data used in the income approach and the market approach analyses and evaluated the reasonableness of the significant assumptions used by management in developing the fair value measurement related to the growth rates of assets under management and discount rates. The reasonableness of the growth rates of assets under management was evaluated by considering (i) the consistency with external market and industry data, (ii) the consistency with past performance of the affiliate, and (iii) whether the growth rates were consistent with evidence obtained in other areas of the audit. The reasonableness of the discount rate assumption was evaluated by considering the cost of capital of comparable businesses and other industry factors.

•

Engaged internal valuation professionals with specialized skill and knowledge to assist in the evaluation of the discount rates used to determine whether the fair value of the equity method investment in related party had declined below its carrying value for a period considered to be other-than-temporary.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2017.

New York, New York

March 29, 2023

Siebert 2022 Form-10K 38

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
ASSETS

Current assets
Cash and cash equivalents	$23,672,000	$3,758,000
Cash and securities segregated for regulatory purposes	276,166,000	326,826,000
Receivables from customers	52,057,000	85,327,000
Receivables from broker-dealers and clearing organizations	9,094,000	8,185,000
Receivables from non-customers	100,000	81,000
Other receivables	2,119,000	2,242,000
Prepaid service contract - current	—	709,000
Prepaid expenses and other assets	2,055,000	1,596,000
Securities borrowed	336,909,000	939,518,000
Securities owned, at fair value	3,204,000	3,991,000
Total Current assets	705,376,000	1,372,233,000

Deposits with broker-dealers and clearing organizations	1,311,000	5,541,000
Prepaid service contract – non-current	—	295,000
Property, office facilities, and equipment, net	8,328,000	7,463,000
Software, net	991,000	752,000
Lease right-of-use assets	2,222,000	2,662,000
Equity method investments in related parties	2,584,000	8,156,000
Investments, cost	850,000	850,000
Deferred tax assets	4,397,000	4,294,000
Goodwill	1,989,000	1,989,000
Total Assets	$728,048,000	$1,404,235,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$321,391,000	$376,670,000
Payables to non-customers	11,506,000	17,430,000
Drafts payable	2,384,000	1,804,000
Payables to broker-dealers and clearing organizations	660,000	254,000
Accounts payable and accrued liabilities	2,507,000	3,677,000
Taxes payable	1,052,000	1,748,000
Securities loaned	327,180,000	931,735,000
Securities sold, not yet purchased, at fair value	2,000	24,000
Notes payable - related party	—	7,000,000
Current portion of lease liabilities	1,158,000	1,234,000
Current portion of long-term debt	1,073,000	998,000
Current portion of deferred contract incentive	808,000	808,000
Total Current liabilities	669,721,000	1,343,382,000

Lease liabilities, less current portion	1,245,000	1,699,000
Long-term debt, less current portion	5,974,000	6,710,000
Deferred contract incentive, less current portion	1,188,000	1,938,000
Total Liabilities	678,128,000	1,353,729,000

Commitments and Contingencies
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 32,505,329 and 32,403,235 shares issued and outstanding as of December 31, 2022 and 2021, respectively	325,000	324,000
Additional paid-in capital	29,642,000	27,967,000
Retained earnings	18,982,000	20,972,000
Total Stockholders’ equity	48,949,000	49,263,000
Noncontrolling interests	971,000	1,243,000
Total Equity	49,920,000	50,506,000

Total Liabilities and Equity	$728,048,000	$1,404,235,000

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2022 Form-10K 39

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Revenue
Commissions and fees	$7,477,000	$18,252,000
Interest, marketing and distribution fees	17,234,000	12,897,000
Principal transactions	3,743,000	15,647,000
Market making	2,443,000	5,897,000
Stock borrow / stock loan	14,518,000	11,864,000
Advisory fees	1,862,000	1,668,000
Other income	2,825,000	1,282,000
Total Revenue	50,102,000	67,507,000

Expenses
Employee compensation and benefits	28,734,000	36,424,000
Clearing fees, including execution costs	2,143,000	4,817,000
Technology and communications	4,471,000	4,762,000
Other general and administrative	4,010,000	3,686,000
Data processing	3,169,000	2,849,000
Rent and occupancy	1,955,000	1,930,000
Professional fees	3,202,000	2,695,000
Depreciation and amortization	995,000	1,445,000
Referral fees	—	1,213,000
Impairment loss	—	699,000
Interest expense	440,000	361,000
Advertising and promotion	543,000	44,000
Total Expenses	49,662,000	60,925,000

Operating income	440,000	6,582,000

Earnings of equity method investment in related parties	4,000	172,000
Impairment of equity method investment in related party	(4,015,000)	—
Loss on sale of equity method investment in related parties	(719,000)	—
Non-operating income (loss)	(4,730,000)	172,000

Income (loss) before provision for (benefit from) income taxes	(4,290,000)	6,754,000
Provision for (benefit from) income taxes	(1,300,000)	1,721,000
Net income (loss)	(2,990,000)	5,033,000
Less net loss attributable to noncontrolling interests	(1,000,000)	(30,000)
Net income (loss) available to common stockholders	$(1,990,000)	$5,063,000

Net income (loss) available to common stockholders per share of common stock
Basic and diluted	$(0.06)	$0.16

Weighted average shares outstanding
Basic and diluted	32,408,449	31,316,119

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2022 Form-10K 40

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance – January 1, 2021	30,953,710	$309,000	$21,768,000	$—	$15,909,000	$37,986,000	$—	$37,986,000
Shares issued for OpenHand transaction	329,654	3,000	1,378,000	—	—	1,381,000	—	1,381,000
Shares retired from OpenHand transaction	(329,654)	(3,000)	(1,315,000)	—	—	(1,318,000)	—	(1,318,000)
Shares issued for Tigress transaction	1,449,525	15,000	6,136,000	—	—	6,151,000	1,273,000	7,424,000
Net income (loss)	—	—	—	—	5,063,000	5,063,000	(30,000)	5,033,000
Balance – December 31, 2021	32,403,235	$324,000	$27,967,000	$—	$20,972,000	$49,263,000	$1,243,000	$50,506,000
Issuance and transfers of RISE membership interests	—	—	1,573,000	—	—	1,573,000	1,841,000	3,414,000
Termination of agreement with technology partner	—	—	—	(293,000)	—	(293,000)	—	(293,000)
Cancellation of treasury stock	(193,906)	(2,000)	(291,000)	293,000	—	—	—	—
Sales of equity method investments in related parties	—	—	(65,000)	—	—	(65,000)	(1,113,000)	(1,178,000)
Share-based compensation	296,000	3,000	458,000	—	—	461,000	—	461,000
Net income (loss)	—	—	—	—	(1,990,000)	(1,990,000)	(1,000,000)	(2,990,000)
Balance – December 31, 2022	32,505,329	$325,000	$29,642,000	$—	$18,982,000	$48,949,000	$971,000	$49,920,000

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2022 Form-10K 41

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(2,990,000)	$5,033,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(655,000)	523,000
Depreciation and amortization	995,000	1,445,000
Net lease liabilities	(90,000)	(51,000)
Downward adjustment due to changes in observable prices	—	63,000
Loss on impairment	—	699,000
Earnings of equity method investment in related parties	(4,000)	(172,000)
Impairment of equity method investment in related party	4,015,000	—
Loss on sale of equity method investment in related parties	719,000	—
Share-based compensation	461,000	—

Changes in
Receivables from customers	33,270,000	10,031,000
Receivables from non-customers	(19,000)	(81,000)
Receivables from and deposits with broker-dealers and clearing organizations	3,321,000	9,298,000
Securities borrowed	602,609,000	(33,733,000)
Securities owned, at fair value	787,000	(1,368,000)
Prepaid expenses and other assets	(335,000)	(51,000)
Prepaid service contract	711,000	809,000
Payables to customers	(55,279,000)	(3,854,000)
Payables to non-customers	(5,924,000)	5,860,000
Drafts payable	580,000	(2,217,000)
Payables to broker-dealers and clearing organizations	406,000	(1,556,000)
Accounts payable and accrued liabilities	(1,170,000)	(100,000)
Securities loaned	(604,555,000)	10,924,000
Securities sold, not yet purchased, at fair value	(22,000)	3,000
Taxes payable	(696,000)	1,292,000
Deferred contract incentive	(750,000)	2,746,000
Net cash provided by (used in) operating activities	(24,615,000)	5,543,000

Cash Flows From Investing Activities
Equity method investment in related party	—	(64,000)
Purchase of Openhand common stock	—	(850,000)
Distribution from equity method investment in related party	259,000	—
Purchase of office facilities and equipment	(284,000)	(296,000)
Purchase of property	—	(6,815,000)
Build out of property	(985,000)	—
Purchase of software	(830,000)	(343,000)
Net cash (used in) investing activities	(1,840,000)	(8,368,000)

Cash Flows From Financing Activities
Issuance of RISE membership interests	600,000	—
Transfers of RISE membership interests	240,000	—
Net change in notes payable – related party	(4,470,000)	1,800,000
Net change in long-term debt	(661,000)	3,053,000
Net cash provided by (used in) financing activities	(4,291,000)	4,853,000

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	(30,746,000)	2,028,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	330,584,000	328,556,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of year	$299,838,000	$330,584,000

Siebert 2022 Form-10K 42

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of year	$23,672,000	$3,758,000
Cash and securities segregated for regulatory purposes - end of year	276,166,000	326,826,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of year	$299,838,000	$330,584,000

Supplemental cash flow information
Cash paid / (refunds received) during the year for income taxes	$59,000	$(642,000)
Cash paid during the year for interest	$440,000	$361,000

Non-cash investing and financing activities
Equity method investment in related party (1)	$—	$7,920,000
Termination of agreement with technology partner (2)	$(293,000)	$—
Transfers of RISE membership interests (3)	$2,880,000	$—
Net membership interests of RISE from transactions with Hedge Connection (1)	$256,000	$—
Net membership interests exchange between Tigress and RISE (1)	$(93,000)	$—
Forgiveness of notes payable from Hedge Connection (1)	$250,000	$—

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

(1) Refer to Note 3 – Transactions with Tigress and Hedge Connection and Note 11 – Equity Method Investments in Related Parties for further detail.

(2) Refer to Note 6 – Prepaid Service Contract for further detail.

(3) Refer to Note 4 – RISE for further detail.

Siebert 2022 Form-10K 43

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Overview

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned and majority-owned subsidiaries:

•

Muriel Siebert & Co., Inc. (“MSCO”) provides retail brokerage services. MSCO is a Delaware corporation and broker-dealer registered with the SEC under the Exchange Act and the Commodity Exchange Act of 1936, and member of FINRA, NYSE, SIPC, Euroclear, and NFA.

•

Siebert AdvisorNXT, Inc. (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as an RIA under the Investment Advisers Act of 1940.

•

Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

•

Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

•

RISE Financial Services, LLC (“RISE”) is a Delaware limited liability company and a broker-dealer registered with the SEC and NFA.

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

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company's revenues for the years ended December 31, 2022 and 2021 were derived from its operations in the U.S.

As of December 31, 2022, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in conformity with U.S. GAAP as established by the FASB to ensure consistent reporting of financial condition. The consolidated financial statements include the accounts of Siebert and its wholly-owned and majority-owned subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated. The U.S. dollar is the functional currency of the Company and numbers are rounded for presentation purposes.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Siebert and its wholly-owned and majority-owned consolidated subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated. For the period of March 31, 2022 to October 18, 2022, the Company determined that RISE was a VIE for which the Company was the primary beneficiary. As discussed in more detail in Note 4 – RISE, as of October 18, 2022, the Company’s ownership in RISE increased to 68% and therefore the Company continues to consolidate RISE under the voting interest model (“VOE model”).

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

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over its operating and financial decisions, the Company applies the equity method of accounting with net income and losses recorded in earnings of equity method investment in related parties.

Siebert 2022 Form-10K 44

Variable Interest Entities

The Company evaluates whether an entity is a VIE and determines if the primary beneficiary status is appropriate on a quarterly basis. The Company consolidates a VIE for which it is the primary beneficiary. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including factors such as the power to direct the activities of the VIE that most significantly impact its economic performance, the obligation to absorb the losses and/or the right to receive the expected returns of the VIE. If the Company determines that it is the primary beneficiary, the Company will consolidate the entity under the VIE model.

Segment Information

The Company operates and reports financial information in one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. All the Company’s revenues and substantially all of the Company’s assets are attributed to or located in the United States.

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

Estimates are used in the allowance for credit losses, valuation of certain investments, depreciation, income taxes, and the contingent liabilities related to legal and healthcare expenses. The Company also estimates the valuation allowance for its deferred tax assets based on the more likely than not criteria. The Company believes that its estimates are reasonable.

Fair Value

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

Siebert 2022 Form-10K 45

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

Cash and Cash Equivalents

Cash and cash equivalents are all cash balances that are unrestricted. The Company has defined cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business. As of December 31, 2022 and 2021, the Company did not hold any cash equivalents.

As of December 31, 2022 and 2021, the Company maintained its cash balances at various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. The Company is subject to credit risk to the extent that the financial institution with which it conducts business is unable to fulfill its contractual obligations and deposits exceed FDIC limits. At certain times, cash balances may exceed FDIC insured limits.

Cash and Securities Segregated For Regulatory Purposes

MSCO is subject to Exchange Act Rule 15c3-3, referred to as the “Customer Protection Rule,” which requires segregation of funds in a special reserve account for the exclusive benefit of customers.

As of December 31, 2022, the Company had approximately $135.2 million in cash deposits in special reserve accounts and $141.0 million in securities segregated for regulatory purposes. As of December 31, 2021, the Company did not have any securities segregated for regulatory purposes.

Receivables From and Payables To Customers

Receivables from and payables to customers include amounts due and owed on cash and margin transactions. Receivables from customers include margin loans to securities brokerage clients and other trading receivables. Margin loans are collateralized by customer securities and are carried at the amount receivable, net of an allowance for credit losses. Collateral is required to be maintained at specified minimum levels at all times. The Company monitors margin levels and requires customers to provide additional collateral, or reduce margin positions, to meet minimum collateral requirements if the fair value of the collateral changes. The Company expects the borrowers will continually replenish the collateral as necessary because the Company subjects the borrowers to an internal qualification process to align investing objectives and risk tolerance in addition to monitoring customer activity.

The Company elected the practical expedient for FASB ASC Topic 326 – “Financial Instruments – Credit Losses” (“Topic 326”) which permits it to compare the amortized cost basis of the loaned amount with the fair value of collateral received at the reporting date to measure the estimate of expected credit losses. The Company had no expectation of credit losses for its receivables from customers as of December 31, 2022 and 2021. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the statements of financial condition.

Siebert 2022 Form-10K 46

Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Receivables from and payables to broker-dealers and clearing organizations includes amounts receivables from or payables to MSCO and RISE clearing broker-dealers, fail-to-deliver and fail-to-receive items, and amounts receivable for unsettled regular-way transactions. Deposits with broker-dealers and clearing organizations include amounts held on deposit with broker-dealers and clearing organizations.

Amounts payables to broker-dealers and clearing organizations are offset against corresponding amounts receivables from broker-dealers and clearing organizations. Receivables from these broker-dealers and clearing organizations are subject to clearing agreements and include the net receivable from net monthly revenues as well as cash on deposit.

MSCO customer transactions for the years ended December 31, 2022 and 2021 were both self-cleared and cleared on a fully disclosed basis through NFS. RISE customer transactions for the years ended December 31, 2022 and 2021 were cleared on fully disclosed basis through GSCO and Pershing.

The Company signed a four-year renewal with NFS commencing August 1, 2021 and ending on July 31, 2025, and NFS’s fees are offset against the Company’s revenues on a monthly basis. All other broker-dealer and clearing organization relationships operate on a month-to-month basis.

Receivables from and deposits with broker-dealers and clearing organizations are in scope of the amended guidance for Topic 326. The Company continually reviews the credit quality of its counterparties and historically has not experienced a default. Further, management reassessed the risk characteristics of its receivables and applied the collateral maintenance practical expedient for the secured receivables in line with the CECL guidance. As a result, the Company had no expectation of credit losses for these arrangements as of December 31, 2022 and 2021.

Current Expected Credit Losses

The Company follows Topic 326 which applies to financial assets measured at amortized cost, held-to-maturity debt securities and off-balance sheet credit exposures. For on-balance sheet assets, an allowance must be recognized at the origination or purchase of in-scope assets and represents the expected credit losses over the contractual life of those assets. Expected credit losses on off-balance sheet credit exposures must be estimated over the contractual period the Company is exposed to credit risk as a result of a present obligation to extend credit. The impact to the periods presented is not material since the Company’s in-scope assets are primarily subject to collateral maintenance provisions for which the Company elected to apply the practical expedient of reporting the difference between the fair value of the collateral and the amortized cost for the in-scope assets as the allowance for current expected credit losses.

Securities Borrowed and Securities Loaned

Securities borrowed transactions are recorded at the amount of cash collateral delivered to the counterparty. Securities loaned are recorded at the amount of cash collateral received. For securities borrowed and loaned, the Company monitors the market value of the securities and obtains or refunds collateral as necessary.

The Company can elect to use an approach to measure the allowance for credit losses using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Company has elected to use this approach for its allowance for credit losses on securities borrowed. As a result of this election, and the fully collateralized nature of these arrangements, the Company had no expectation of credit losses on its securities borrowed balances as of December 31, 2022 and 2021.

Securities Owned and Securities Sold, Not Yet Purchased at Fair Value

Securities owned, at fair value represent marketable securities owned by the Company at trade-date valuation. Securities sold, not yet purchased, at fair value represent marketable securities sold by the Company prior to purchase at trade-date valuation.

Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation for equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally not exceeding four years. Office facilities are amortized over the shorter of their estimated useful life or the remaining lease term unless the lease transfers ownership of the underlying asset to the lessee, or the lessee is reasonably certain to exercise an option to purchase the underlying asset, in which case the lessee will amortize over the estimated useful life of the office facilities. Depreciation for property is calculated using the straight-line-method over the estimated useful life of the property, not exceeding forty years.

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

Siebert 2022 Form-10K 47

The Company enters into certain software hosting arrangements where the associated professional development services work is capitalized and then amortized over the term of the contract.

Other software costs such as routine maintenance and various data services are expensed as incurred.

Leases

The Company reviews all relevant contracts to determine if the contract contains a lease at its inception date. A contract contains a lease if the contract conveys the right to control the use of an underlying asset for a period of time in exchange for consideration. If the Company determines that a contract contains a lease, it recognizes, in the statements of financial condition, a lease liability and a corresponding right-of-use asset on the commencement date of the lease. The lease liability is initially measured at the present value of the future lease payments over the lease term using the rate implicit in the lease or, if not readily determinable, the Company’s secured incremental borrowing rate. An operating lease right-of-use asset is initially measured at the value of the lease liability minus any lease incentives and initial direct costs incurred plus any prepaid rent.

The Company’s leases are classified as operating leases and consist of real estate leases for office space, data centers and other facilities. Each lease liability is measured using the Company’s secured incremental borrowing rate, which is based on an internally developed rate based on the Company’s size, growth, risk profile and a duration similar to the lease term. The Company’s leases have remaining terms of approximately 1 to 4.5 years as of December 31, 2022. The Company does not include renewal options as the renewal options are not reasonably certain to be exercised; however, the Company continues to monitor the lease renewal options. The Company’s operating leases contain both lease components and non-lease components. Non-lease components are distinct elements of a contract that are not related to securing the use of the underlying assets, such as common area maintenance and other management costs. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in line item “Rent and occupancy” in the statements of operations.

Equity Method Investments

Investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are included in the line item “Equity method investment in related party” in the statements of financial condition. Under this method of accounting, the Company’s share of the net income or loss of the investee is presented before the income before provision for income taxes on the statements of operations.

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

Intangible Assets, Net

Certain identifiable intangible assets the Company acquires such as customer relationships and trade names are amortized over their estimated useful lives on a straight-line basis. Amortization expense associated with such intangible assets is included in the line item “Depreciation and amortization” on the statements of operations.

The Company evaluates intangible assets for impairment on an annual basis or when events or changes indicate the carrying value may not be recoverable. The Company also evaluates the remaining useful lives of intangible assets on an annual basis or when events or changes warrants the remaining period of amortization to be revised.

During the year ended December 31, 2021, the Company concluded that the intangible assets acquired from the acquisition of RISE were fully impaired. For the years ended December 31, 2022 and 2021, impairment loss related to intangible assets of $0 and $699,000 was recorded in the statements of operations, respectively.

Siebert 2022 Form-10K 48

Goodwill

Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired. Goodwill is not subject to amortization but rather is evaluated for impairment annually, or more frequently if events occur or circumstances change indicating it would more likely than not result in a reduction of the fair value of the reporting unit below its carrying value, including goodwill. Goodwill may be evaluated for impairment by performing a qualitative assessment. This qualitative assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, or, if for any other reason the Company determines to it be appropriate, then a quantitative assessment will be performed. The quantitative assessment process utilizes an income and market approach to arrive at an indicated fair value range for the reporting unit. The fair value calculated for the reporting unit is compared to its carrying amount, including goodwill, to ascertain if goodwill impairment exists. If the fair value exceeds the carrying amount, including goodwill for the reporting unit, it is not considered impaired. If the fair value is below the carrying amount, including goodwill for the reporting unit, then an impairment charge is recognized for the amount by which the carrying amount exceeds the calculated fair value, up to but not exceeding the amount of goodwill allocated to the reporting unit.

The Company’s annual impairment test date is December 31. The Company completed a qualitative assessment for its reporting unit during its most recent annual impairment review. The Company concluded that it has one reportable segment and tests goodwill on a consolidated basis. Based on this qualitative assessment, the Company determined that there was no evidence of impairment to the balance of its goodwill as of December 31, 2022 and 2021.

Payables to Non-Customers

Payables to non-customers include amounts due on cash and margin transactions on accounts owned and controlled by principal officers and directors of MSCO. Payables to non-customers amounts include any amounts received from interest on credit balances.

Drafts Payable

Drafts payable represent checks drawn by the Company against customer accounts which remained outstanding and had not cleared the bank as of the end of the period.

Deferred Contract Incentive

The Company entered into an amendment with its agreement with NFS whereby the Company received a one-time business development credit of $3 million, and NFS will pay the Company four annual credits of $100,000, which are both recorded in the line item “Deferred contract incentive” on the statements of financial condition. Annual credits shall be paid on the anniversary of the date on which the first credit was paid. The business development credit and annual credits will be recognized as contra expense over four years and one year, respectively, in the line item “Clearing fees, including execution costs” on the statements of operations.

Revenue Recognition

The primary sources of revenue for the Company are as follows:

Commissions and Fees

The Company earns commission revenue for executing trades for clients in individual equities, options, insurance products, futures, fixed income securities, as well as certain third-party mutual funds and ETFs. The Company also earns commission revenue from an agreement with JonesTrading Institutional Service, LLC (“JonesTrading”) whereby JonesTrading pays the Company a percentage of the net revenue produced by certain institutional customers less any related expenses. The Company earned $137,000 in net revenue and $22,000 in net expense for the years ended December 31, 2022 and 2021, respectively.

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

The Company enters into arrangements with managed accounts of other pooled investment vehicles (funds) to distribute shares to investors (“distribution fees”). The Company may receive distribution fees paid by the fund up front, over time, upon the investor’s exit from the fund (that is, a contingent deferred sales charge), or as a combination thereof. The Company believes that its performance obligation is the sale of securities to investors and as such this is fulfilled on the trade date. Any fixed amounts are recognized on the trade date and variable amounts are recognized to the extent it is probable that a significant revenue reversal will not occur until the uncertainty is resolved. For variable amounts, as the uncertainty is dependent on the value of the shares at future points in time as well as the length of time the investor remains in the fund, both of which are highly susceptible to factors outside the Company’s influence, the Company does not believe that it can overcome this constraint until the market value of the fund and the investor activities are known, which are usually monthly or quarterly. Distribution fees recognized in the current period are primarily related to performance obligations that have been satisfied in prior periods.

Siebert 2022 Form-10K 49

Principal Transactions and Proprietary Trading

Principal transactions and proprietary trading primarily represent two business lines. The first business line is riskless transactions in which the Company, after executing a solicited order, buys or sells securities as principal and at the same time buys or sells the securities with a markup or markdown to satisfy the order. The second business line is entering into transactions where U.S. government securities and other securities are traded by the Company.

Principal transactions and proprietary trading are recognized at a point in time on the trade date when the performance obligation is satisfied. The performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to / from the customer or trading counterparty.

Market Making

Market making revenue is generated from the buying and selling of securities. Market making transactions are recorded on a trade-date basis as the securities transactions occur. The performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to / from the counterparty. Securities owned and securities sold, not yet purchased are recorded at fair market value at the end of the reporting period.

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

For the year ended December 31, 2022, stock borrow / stock loan revenue was $14,518,000 ($33,883,000 gross revenue less $19,365,000 expenses). For the year ended December 31, 2021, stock borrow / stock loan revenue was $11,864,000 ($29,441,000 gross revenue minus $17,577,000 expenses).

Advisory Fees

The Company earns advisory fees associated with managing client assets. The performance obligation related to this revenue stream is satisfied over time; however, the advisory fees are variable as they are charged as a percentage of the client’s total asset value, which is determined at the end of the quarter.

Interest, Marketing and Distribution Fees

The Company earns interest from clients’ accounts, net of payments to clients’ accounts, and on the Company’s bank balances and securities. Interest income also includes interest payouts from introducing relationships related to short interest, net of charges.

The Company also earns margin interest which is the net interest charged to customers for holding financed margin positions. Marketing and distribution fees consist of 12b-1 fees which are trailing payments from money market funds. Interest, marketing and distribution fees are recorded as earned.

The Company enters into arrangements with managed accounts of other pooled investment vehicles (funds) to distribute shares to investors. The Company may receive distribution fees paid by the fund up front, over time, upon the investor’s exit from the fund (that is, a contingent deferred sales charge), or as a combination thereof. The Company believes that its performance obligation is the sale of securities to investors and as such this is fulfilled on the trade date. Any fixed amounts are recognized on the trade date and variable amounts are recognized to the extent it is probable that a significant revenue reversal will not occur until the uncertainty is resolved. For variable amounts, as the uncertainty is dependent on the value of the shares at future points in time as well as the length of time the investor remains in the fund, both of which are highly susceptible to factors outside the Company’s influence, the Company does not believe that it can overcome this constraint until the market value of the fund and the investor activities are known, which are usually monthly or quarterly. Distribution fees recognized in the current period are primarily related to performance obligations that have been satisfied in prior periods.

Siebert 2022 Form-10K 50

Other Income

Other income represents fees generated from consulting services to technology providers, corporate services client fees, payment for order flow, and transactional fees generated from client accounts. Transactional fees are recorded concurrently with the related activity. Other income is recorded as earned.

Costs to Obtain or Fulfill a Contract; Other

For the periods presented, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities. The Company concludes that its revenue streams have the same underlying economic factors, and as such, no disaggregation of revenue is required.

Performance Obligation

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation
Commissions and fees, Principal transactions and proprietary trading, Market making, Stock borrow / stock loan, Advisory fees	Provide financial services to customers and counterparties
Stock borrow / stock loan	Provide financial services to customers and Counterparties, net of expenses
Marketing and distribution fees	Fixed: Provide financial services to customers and Counterparties, Variable: n/a, recorded as earned
Interest, Other income	N/A, recorded as earned

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred and were $543,000 and $44,000 for the years ended December 31, 2022, and 2021, respectively.

Siebert 2022 Form-10K 51

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the provision for income taxes line in the statements of operations. Accrued interest and penalties would be included on the related tax liability line in the statements of financial condition.

Capital Stock

The authorized capital stock of the Company consists of a single class of common stock. Shares authorized were 100 million as of both December 31, 2022 and 2021.

Per Share Data

Basic earnings per share is calculated by dividing net income available to the Company’s common stockholders by the weighted average number of outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income available to the Company’s common stockholders by the number of shares outstanding under the basic calculation and adding, all dilutive securities, which consist of options. The Company has no dilutive securities as of both December 31, 2022 and 2021.

Accounting Standards Adopted in Fiscal 2022

The Company did not adopt any new accounting standards during the year ended December 31, 2022. In addition, the Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of December 31, 2022.

Siebert 2022 Form-10K 52

3. Transactions with Tigress and Hedge Connection

Tigress

Initial Transaction

On November 16, 2021, the Company entered into an agreement with Tigress, a Delaware limited liability company, and a disabled and woman-owned financial services firm. As part of the agreement, (i) Tigress transferred to the Company limited liability company membership interests representing 24% of the outstanding membership interests in Tigress; and (ii) the Company transferred to Tigress limited liability company membership interests representing 24% of the outstanding membership interests of RISE and 1,449,525 shares of the Company’s common stock. The Company’s common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Reorganization Agreement

On October 18, 2022, the Company entered into a Reorganization Agreement (“Reorganization Agreement”) with Tigress whereby the Company exchanged 7% of the outstanding membership interests in Tigress for all of Tigress’ ownership interest in RISE. As of the date of this Report, the Company is currently evaluating the terms upon which it will transfer its remaining ownership of Tigress to Gloria E. Gebbia pursuant to the Reorganization Agreement.

The net loss as a result of this transaction was $92,000, which is in the line item “Loss on sale of equity method investment in related parties” in the statements of operations.

Impairment

As a result of the transaction described above as well as the fact that Tigress and the financial services industry had been impacted by adverse market conditions resulting in a decline in Tigress’ performance and future projections, management concluded that a triggering event had occurred and evaluated if the investment in Tigress was other than temporarily impaired. Thus, the Company performed an impairment test as of October 18, 2022, and estimated the fair value of Tigress using the income and market approach. For the income approach, the Company utilized estimated discounted future cash flow expected to be generated by Tigress. For the market approach the Company utilized market multiples of revenue and earnings derived from comparable publicly-traded companies. Based upon the updated valuation, the Company recognized an impairment of $4,015,000 which is included in line item “Impairment of equity method investment in related party” in the statements of operations.

Hedge Connection

Initial Transaction

On January 21, 2022, RISE entered into an agreement with Hedge Connection, a Florida corporation and a woman-owned fintech company founded by Ms. Vioni that provides capital introduction software solutions for the prime brokerage industry.

Pursuant to the agreement, (i) Hedge Connection transferred to the Company common stock representing 20% of the outstanding post-closing issued and outstanding capitalization in Hedge Connection for a consideration of $600,000, to be paid in three installments over 180 days, as well as approximately 3.33% of the issued and outstanding membership interests of RISE; (ii) the Company acquired an option from Ms. Vioni to acquire 100% of the remaining interest in Hedge Connection at fair value market at the time of the option exercise, provided such valuation of Hedge Connection is not less than $5 million; (iii) the Company acquired a technology license agreement from Hedge Connection to use its capital introduction software, Fintroz, for an annual license fee of $250,000; (iv) Ms. Vioni provided the Company with the right to appoint one director to the Board of Directors of Hedge Connection; and (v) Ms. Vioni was appointed to the Board of Directors of RISE as well as to the position of President of RISE Prime – Capital Introduction, a division of RISE.

Siebert 2022 Form-10K 53

Termination Agreement

On October 18, 2022, the Company entered into a Termination Agreement (“Termination Agreement”) with Hedge Connection and Ms. Vioni. Pursuant to the Termination Agreement, the parties terminated the Purchase Agreement, dated January 21, 2022. Under the terms of the Termination Agreement, the Company re-conveyed to Hedge Connection, Hedge Connection common stock representing 20% of Hedge Connection and the related option from Ms. Vioni to acquire 100% of Ms. Vioni’s remaining interest in Hedge Connection in exchange for 3.17% of RISE and the cancellation of the Company’s obligation to repay the remaining $250,000 of its note payable to Hedge Connection.

The Termination Agreement also terminates the Hedge Connection technology license agreement. Pursuant to the Termination Agreement, the Company shall assign to Tigress prospective prime brokerage customers of the Company who were solicited by the Company from January 1, 2022 through the closing date of the Reorganization Agreement. In exchange, Tigress will split revenue with the Company on certain customers pursuant to the Reorganization Agreement. The revenue recorded from this agreement was immaterial for the year ended December 31, 2022.

The net loss as a result of this transaction was $627,000, which is in the line item “Loss on sale of equity method investment in related parties” in the statements of operations. The components that resulted in the net loss of $627,000 were the writing off of the carrying value of the Company’s investment in Hedge Connection of $1,020,000, offset by the forgiveness of the notes payable to Hedge Connection of $250,000 as well as the net return of RISE treasury stock of $143,000.

4. RISE

During the first quarter of 2022, RISE issued and Siebert sold membership interests in RISE to certain employees, directors, and affiliates of RISE and Siebert.

From January 1, 2022 through March 30, 2022, RISE issued 8.3% of RISE’s total issued and outstanding membership interests in exchange for a net increase in assets of $1,000,000. Siebert sold membership interests representing 2% of RISE’s total issued and outstanding membership interests to Siebert employees and affiliates. Through March 30, 2022, Siebert continued to hold a majority ownership interest in RISE.

On March 31, 2022, Siebert exchanged $2,880,000 in aggregate of notes payable to Gloria E. Gebbia for 24% ownership interest in RISE. As a result of the aforementioned transactions, Siebert’s direct ownership percentage in RISE declined from 76% as of December 31, 2021 to approximately 44% as of March 31, 2022.

The change in membership interest on March 31, 2022 required Siebert to reassess its interest in RISE in accordance with Accounting Standards Codification (“ASC”) Topic 810 – Consolidation. As of March 31, 2022, Siebert determined that RISE was a VIE as the equity holders lack the characteristics of a controlling financial interest. Siebert holds a variable interest in RISE and is the primary beneficiary of RISE since it holds both the power to direct the activities of RISE that most significantly impact RISE’s economic performance, as well as the obligation to absorb losses and right to receive the returns from RISE that would be significant to RISE.

Accordingly, Siebert consolidated RISE as a VIE for the period from March 31, 2022 through October 18, 2022. As a result of the transactions described in Note 3 – Transactions with Tigress and Hedge Connection, Siebert’s ownership in RISE increased to 68%, and therefore Siebert continued to consolidate RISE from October 18, 2022 through December 31, 2022 under the VOE model.

As of December 31, 2022, RISE reported assets of $1.3 million and liabilities of $0.1 million. As of December 31, 2021, RISE reported assets of $3.3 million and liabilities of $0.7 million. There are no restrictions on the consolidated VIE’s assets.

5. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of December 31, 2022	As of December 31, 2021
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$8,187,000	$10,968,000
GSCO	31,000	335,000
Pershing	96,000	1,193,000
NFS	2,006,000	974,000
Securities fail-to-deliver	3,000	174,000
Globalshares	82,000	55,000
Other receivables	—	27,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$10,405,000	$13,726,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$396,000	$254,000
Payables to broker-dealers	264,000	—
Total Payables to broker-dealers and clearing organizations	$660,000	$254,000

(1) Depository Trust and Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Siebert 2022 Form-10K 54

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of December 31, 2022 and 2021, MSCO had shares of DTCC common stock valued at approximately $1,054,000 and $905,000, respectively, which are included in the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO. The resulting asset of RISE and liability of MSCO are eliminated in consolidation. There was no income or expense related to this clearing relationship for the year ended December 31, 2022.

The Company is in the process of terminating its clearing relationships with GSCO and Pershing as of December 31, 2022. As of the date of this report, the Company is no longer doing active business with these clearing vendors, and anticipates the full termination of these relationships by the end of the first quarter of 2023.

6. Prepaid Service Contract

In April 2020, the Company entered into an agreement with a technology partner in which the Company paid the technology partner $1.0 million and 193,906 shares of the Company’s restricted common stock for a total of $2.1 million in exchange for services to develop a new client and back end interface as well as related functionalities for the Company’s key operations. In addition, the Company agreed to pay an annual license fee of $600,000 for this software.

In February 2022, the Company entered into a Consulting Services Agreement (“CSA”) with the technology partner, whereby the Company would provide certain consulting services over an 18-month period. The consulting fee income was recognized on a straight-line basis over the service period. The Company recorded a total of $1.7 million for the year ended December 31, 2022 from the technology partner which is included in the line item “Other income” on the statements of operations.

In September 2022, the Company and the technology partner mutually agreed to terminate the services being provided under both the original agreement as well as the CSA. Per the terms of the respective termination agreements, neither the Company nor the technology partner will have any further obligations to provide future services. As part of the termination, the technology partner returned 193,906 shares of the Company’s common stock previously issued. The Company wrote off the remaining balance of the prepaid service contract of $532,000 and the Company received $950,000 which is included in the line item “Other income” on the statements of operations.

The expense related to share-based payments to the technology partner for professional services was $239,000 and $376,000 for the years ended December 31, 2022 and 2021, respectively. The total expense related to the technology partner was $711,000 and $959,000 for the years ended December 31, 2022 and 2021, respectively, which is included in “Technology and communications” on the statements of operations.

7. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present, by level within the fair value hierarchy, financial assets and liabilities, measured at fair value on a recurring basis for the periods indicated. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

Siebert 2022 Form-10K 55

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$140,978,000	$—	$—	$140,978,000

Securities owned, at fair value
U.S. government securities	$2,808,000	$—	$—	$2,808,000
Certificates of deposit	—	92,000	—	92,000
Municipal securities	—	52,000	—	52,000
Corporate bonds	—	7,000	—	7,000
Equity securities	63,000	182,000	—	245,000
Total Securities owned, at fair value	$2,871,000	$333,000	$—	$3,204,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$2,000	$—	$—	$2,000
Total Securities sold, not yet purchased, at fair value	$2,000	$—	$—	$2,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, at fair value
U.S. government securities*	$2,966,000	$—	$—	$2,966,000
Certificates of deposit	—	91,000	—	91,000
Corporate bonds	—	12,000	—	12,000
Equity securities	489,000	433,000	—	922,000
Total Securities owned, at fair value	$3,455,000	$536,000	$—	$3,991,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$24,000	$—	$24,000
Total Securities sold, not yet purchased, at fair value	$—	$24,000	$—	$24,000
*As of December 31, 2021, the U.S. government securities had a maturity date of August 15, 2024.

As of December 31, 2022, the Company had U.S. government securities with the below market values and maturity dates:

As of December 31, 2022
Market value of U.S. government securities
Maturing 03/23/2023, 3.750% Discount Rate	$24,768,000
Maturing 05/18/2023, 2.700% Discount Rate	9,831,000
Maturing 08/31/2023, 1.375% Coupon Rate	9,777,000
Maturing 12/31/2023, 0.750% Coupon Rate	62,497,000
Maturing 01/31/2024, 0.875% Coupon Rate	23,995,000
Maturing 05/31/2024, 2.500% Coupon Rate	9,707,000
Maturing 08/15/2024, 0.375% Coupon Rate	2,808,000
Accrued interest	404,000
Total Market value of investment in U.S. government securities	$143,787,000

Siebert 2022 Form-10K 56

Financial Assets Measured at Fair Value on a Non-Recurring Basis

The following table represents information for assets measured at fair value on a nonrecurring basis and display the carrying value after measurement as of the periods indicated. The fair value measurement is nonrecurring as these assets are measured at fair value only when there is a triggering event (e.g., an evidence of impairment). Assets included in the table are those that were impaired during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3).

	As of December 31,
	2022	2021
Equity method investment in related party	$2,584,000	$—

As a result of the transaction discussed Note 3 – Transactions with Tigress and Hedge Connection, the Company recognized an impairment charge for its investment in Tigress of approximately $4,015,000 for the year ended December 31, 2022. The fair value of the Company’s investment in Tigress was determined using the income and market approach. For the income approach, the Company utilized estimated discounted future cash flow expected to be generated by Tigress. For the market approach, the Company utilized market multiples of revenue and earnings derived from comparable publicly-traded companies.

Financial Assets and Liabilities Not Carried at Fair Value

The following represents financial instruments in which the ending balances as of December 31, 2022 and 2021 are not carried at fair value in the statements of financial condition:

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

Receivables and other assets: Receivables from customers, receivables from non-customers, receivables from and deposits with broker-dealers and clearing organizations, other receivables, prepaid service contract, and prepaid expenses and other assets are recorded at amounts that approximate fair value and are classified as level 2 under the fair value hierarchy. The Company may hold cash equivalents related to rent deposits in prepaid expenses and other assets that are categorized as level 2 under the fair value hierarchy.

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

Siebert 2022 Form-10K 57

Notes payable – related party: The carrying amount of the notes payable – related party approximates fair value due to the relative short-term nature of the borrowing. Under the fair value hierarchy, the notes payable – related party is classified as level 2.

Deferred contract incentive: The carrying amount of the deferred contract incentive approximates fair value due to the relative short-term nature of the liability. Under the fair value hierarchy, the deferred contract incentive is classified as level 2.

Long-term debt: The carrying amount of the loan and mortgage with East West Bank approximates fair value as they reflect terms that approximate current market terms for similar arrangements. Under the fair value hierarchy, the loan and mortgage are classified as level 2.

Investments, cost: The Company’s non-marketable equity securities are investments in privately held companies without readily determinable market values. Due to the absence of quoted market prices, the inherent lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. As there is no readily determinable fair value, the carrying amount of these investments minus impairment approximates the fair value. The cost will be adjusted upwards or downwards in accordance with observable market transactions and is recorded in the line item “Other general and administrative” in the statements of operations. Under the fair value hierarchy, the investments, cost is classified as level 3.

8. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of December 31,
	2022	2021
Property	$6,815,000	$6,815,000
Office facilities	2,616,000	1,608,000
Equipment	674,000	413,000
Total Property, office facilities, and equipment	10,105,000	8,836,000
Less accumulated depreciation	(1,777,000)	(1,373,000)
Total Property, office facilities, and equipment, net	$8,328,000	$7,463,000

Total depreciation expense for property, office facilities, and equipment was $404,000 and $410,000 for the years ended December 31, 2022 and 2021, respectively.

Miami Office Building

On December 30, 2021, the Company purchased the Miami office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space and will serve as a primary operating center of the Company.

For the year ended December 31, 2022, no depreciation expense was recorded for the Miami office building. Depreciation expense will commence when the build out of the Miami office building is completed and placed in service, which is expected to occur in the first quarter of 2023. The Company invested $985,000 and $0 in the years ended December 31, 2022 and 2021, respectively, to build out the Miami office building.

Siebert 2022 Form-10K 58

9. Software, Net

Software consisted of the following as of the periods indicated:

	As of December 31,
	2022	2021
Robo-advisor	$763,000	$763,000
Other software	3,342,000	2,512,000
Total Software	4,105,000	3,275,000
Less accumulated amortization – robo-advisor	(763,000)	(763,000)
Less accumulated amortization – other software	(2,351,000)	(1,760,000)
Total Software, net	$991,000	$752,000

In the fourth quarter of 2022, the Company partnered with a technology partner to develop a new retail trading platform for the Company’s customers and integrate the trading platform into the Company’s operations. The total software development work related to this project was $241,000 for the year ended December 31, 2022. Amortization expense will commence when the retail trading platform is launched and placed into service, which is expected to occur in the second quarter of 2023.

Total amortization of software was $590,000 and $925,000 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company estimates future amortization of software assets of $429,000, $336,000, $197,000, and $29,000, in the years ended December 31, 2023, 2024, 2025, and 2026, respectively.

10. Leases

As of December 31, 2022, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2023 through 2027. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the statements of financial condition and the below tables display further detail on the Company’s leases.

Lease Term and Discount Rate	As of December 31, 2022	As of December 31, 2021
Weighted average remaining lease term – operating leases (in years)	2.7	2.9
Weighted average discount rate – operating leases	5.0%	5.0%

	Year Ended December 31,
	2022	2021
Operating lease cost	$1,299,000	$1,653,000
Short-term lease cost	366,000	97,000
Variable lease cost	290,000	180,000
Total Rent and occupancy	$1,955,000	$1,930,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,380,000	$1,665,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$888,000	$1,966,000

Siebert 2022 Form-10K 59

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of December 31, 2022 were as follows:

Year	Amount
2023	$1,246,000
2024	588,000
2025	450,000
2026	234,000
2027	48,000
Remaining balance of lease payments	2,566,000
Less: Difference between undiscounted cash flows and discounted cash flows	163,000
Lease liabilities	$2,403,000

11. Equity Method Investments in Related Parties

Tigress

The Company’s investment in Tigress is accounted for under the equity method of accounting. In determining whether the investment in Tigress should be accounted for under the equity method of accounting, the Company considered the guidance under ASC 323, Investments – Equity Method and Joint Ventures. Prior to the Reorganization Agreement, the Company maintained 24% ownership interest in Tigress, which represented a significant ownership level, the Company and Tigress had common representation on their respective Board of Directors, and certain employees of Tigress were also employees of RISE. Based on these criteria, the Company determined that it was able to exercise significant influence over Tigress, and therefore the equity method of accounting applied for this investment.

After the Reorganization Agreement, the Company owned 17% of Tigress. The Company concluded that it still had significant influence over Tigress due to the representation of Gloria E. Gebbia on the Board of Directors of Tigress. Therefore, the Company continues to account for this investment under the equity method of accounting as of December 31, 2022.

Under the equity method, the Company recognizes its share of Tigress’ income or loss in the line item “Earnings of equity method investment in related parties” in the statements of operations. The Company has elected to classify distributions received from equity method investees using the cumulative earnings approach. The loss recognized from the Company’s investment in Tigress was $16,000 for the year ended December 31, 2022. The earnings recognized from the Company’s investment in Tigress was $172,000 for the year ended December 31, 2021.

The Company received cash distributions from Tigress of $259,000 for the year ended December 31, 2022. The Company did not receive any cash distributions from Tigress in 2021; however, RISE made a distribution of $156,000 to Siebert in 2021 in lieu of a corresponding distribution from Tigress. As of December 31, 2022 and 2021, the carrying amount of the investment in Tigress was $2,584,000 and $8,156,000, respectively. There were no events or circumstances suggesting the carrying amount of the investment was impaired as of December 31, 2022 and 2021.

Siebert 2022 Form-10K 60

Below is a table showing the summary from the consolidated statements of operations and financial condition for Tigress for the periods indicated (unaudited):

	Year Ended December 31,
	2022	2021
Revenue	$8,432,000	$15,000,000
Operating income (loss)	$(132,000)	$4,800,000
Net income (loss)	$(132,000)	$4,800,000

	As of December 31,
	2022	2021
Assets	$8,169,000	$10,793,000
Liabilities	$5,301,000	$6,096,000
Stockholders’ Equity	$2,868,000	$4,697,000

Hedge Connection

Prior to the Termination Agreement, the Company determined that it was able to exercise significant influence over Hedge Connection as the Company had a significant level of ownership and had the right to appoint a director to Hedge Connection’s Board of Directors. As such, the equity method of accounting applied for this investment, and the Company recognized $20,000 from its investment in Hedge Connection during the year ended December 31, 2022, which is in the line item “Earnings of equity method investment in related parties” in the statements of operations.

The Company did not receive any cash distributions from Hedge Connection for the year ended December 31, 2022. As of December 31, 2022 and 2021, the carrying amount of the investment in Hedge Connection was both $0.

12. Investments, Cost

OpenHand

Initial Transaction

On January 31, 2021, the Company and OpenHand entered into a stock purchase agreement whereby the Company acquired an interest of 5% of OpenHand common stock for consideration of a total of $2,231,000 consisting of $850,000 in cash and 329,654 restricted shares of the Company’s common stock valued at $1,381,000 or $4.19 per share. The Company’s common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Termination Agreement

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

No value was attributed to the option because it was not a derivative and there were no transaction costs associated with this option, and the option expired in November 2022.

The investment does not have a readily determinable fair value since OpenHand is a private company and its shares are not publicly traded. The Company made an accounting policy election to measure this investment at cost less any impairment adjusted for any changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

For the year ended December 31, 2021, there was a loss on sale of $63,000 as a result of the August 18, 2021 amendment which is included in the line item “Other general and administrative” on the statements of operations. As of both December 31, 2022 and 2021, the carrying value of the Company’s investment in OpenHand was $850,000, and management concluded that the Company’s investment in OpenHand is not impaired and that no additional events or changes in circumstances were identified that could have a significant effect on the original valuation of the investment.

Siebert 2022 Form-10K 61

13. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company purchased the Miami office building for approximately $6.8 million, which was partially financed through a ten year mortgage with East West Bancorp, Inc. (“East West Bank”). The mortgage was for approximately $4 million with a commitment for another $338,000 to finance part of the build out of the Miami office building. The Company has utilized its commitment of $338,000 as of December 31, 2022.

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of December 31, 2022, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of December 31, 2022 were as follows:

Amount
2023	$75,000
2024	84,000
2025	88,000
2026	91,000
Thereafter	4,048,000
Total	$4,386,000

The interest expense related to this mortgage was $143,000 and $0 for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, the interest rate for this mortgage was 3.6%.

Loan with East West Bank

Overview

On July 22, 2020, the Company entered into a loan and security agreement with East West Bank. In accordance with the terms of this agreement, the Company had the ability to borrow term loans in an aggregate principal amount not to exceed $10 million during the two-year period after July 22, 2020. The Company originally borrowed approximately $5.0 million and had an outstanding balance of $2.7 million as of December 31, 2022. The Company’s ability to borrow an additional $5.0 million available on its loan with East West Bank expired on July 22, 2022.

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

This agreement contains certain financial and non-financial covenants. The financial covenants are that the Company must maintain a debt service coverage ratio of 1.35 to 1, an effective tangible net worth of a minimum of $25 million, and MSCO must maintain a net capital ratio that is not less than 10% of aggregate debit items. Certain other non-financial covenants include that the Company must promptly notify East West Bank of the creation or acquisition of any subsidiary that at any time owns assets with a value of $100,000 or greater. As of December 31, 2022, the Company was in compliance with all its covenants related to this agreement.

Siebert 2022 Form-10K 62

In addition, the Company’s obligations under the agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia and Gloria E. Gebbia, individually, and as a co-trustees of the John and Gloria Living Trust, U/D/T December 8, 1994 (“John and Gloria Gebbia Trust”).

Remaining Payments

Future remaining annual minimum principal payments for the loan with East West Bank as of December 31, 2022 were as follows:

Amount
2023	$998,000
2024	1,661,000
Total	$2,659,000

The interest expense related to the loan was $144,000 and $138,000 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the interest rate for this loan was 7.5%.

14. Notes Payable - Related Party

During 2022 the Company had notes payable to Gloria E. Gebbia and Hedge Connection of $3 million and $600,000, respectively; however, as of December 31, 2022, the Company had no outstanding balance on these notes payables.

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

**On March 31, 2022, $2,880,000 in aggregate of notes payable to Gloria E. Gebbia was exchanged for 24% ownership interest in RISE. During the year ended December 31, 2022, the Company paid the remainder of these notes payable.

***This note payable is subordinated to MSCO and is subordinated to the claims of general creditors, approved by FINRA, and is included in MSCO’s calculation of net capital and the capital requirements under FINRA and SEC regulations. On August 17, 2021, this note payable was renewed with a maturity of November 30, 2022.

The Company’s interest expense for these notes payable for the years ended December 31, 2022 and 2021 was $151,000 and $206,000, respectively. The Company’s interest payable related to these notes payable was $0 as of both December 31, 2022 and 2021.

Siebert 2022 Form-10K 63

15. Deferred Contract Incentive

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025.

As part of this agreement, the Company received a one-time business development credit of $3 million from NFS, and NFS will pay the Company four annual credits of $100,000, which are recorded in the line item “Deferred contract incentive” on the statements of financial condition. Annual credits shall be paid on the anniversary of the date on which the first credit was paid. The business development credit and annual credits will be recognized as contra expense over four years and one year, respectively, in the line item “Clearing fees, including execution costs” on the statements of operations. The amendment also provides for an early termination fee if the Company chooses to end its agreement before the end of the contract term.

In relation to this agreement, the Company recognized $850,000 and $354,000 in contra expense for the years ended December 31, 2022, and 2021, respectively. The balance of the deferred contract incentive was approximately $2.0 million and $2.7 million as of December 31, 2022 and 2021, respectively.

16. Principal Transactions and Proprietary Trading

In 2022 the Company invested in treasury bill and treasury notes, which are primarily in the line item “Cash and securities segregated for regulatory purposes” on the statements of financial condition, in order to enhance its yield on its excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss of approximately $3.9 million on the Company’s U.S. government securities portfolio for the year ended December 31, 2022. The aggregate unrealized loss on the portfolio will be returned over the duration of the government securities, at a point no later than the maturity of the securities. The maturities of the government securities are primarily in 2023 and the latest maturity is August 2024.

The following table represents the detail related to principal transactions and proprietary trading.

	Year Ended December 31,
	2022	2021	(Year over Year Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$7,643,000	$15,675,000	$(8,032,000)
Unrealized loss on portfolio of U.S. government securities	(3,900,000)	(28,000)	(3,872,000)
Total Principal transactions and proprietary trading	$3,743,000	$15,647,000	$(11,904,000)

17. Soft Dollar Arrangement

For certain clients of RISE, the Company had soft dollar and commission sharing arrangements with customers that fall both within, and outside of, the safe harbor provisions of Rule 28(e) of the Securities Exchange Act of 1934 ("Rule 28(e)"), as amended. These soft dollar arrangements were determined to be a separate performance obligation that should be allocated a portion of the transaction price.

Under these arrangements, the Company charged additional dollars on customer trades and used these fees to pay third parties for research, brokerage services, market data, and related expenses (“research services”) on behalf of clients. The Company was an agent in these arrangements, as it did not control the research services before they were transferred to the customer. As such, the revenue from these agreements were recognized net of cost in the line item “Commissions and fees” on the statements of operations.

The Company paid client expenses of approximately $8,000 and $625,000 for the years ended December 31, 2022 and 2021, respectively. The Company did not have an outstanding receivable or payable as of December 31, 2022 related to these arrangements.

As of both December 31, 2022 and 2021, no allowance for uncollectible commissions was necessary as the Company believes all commissions receivable will be realized.

18. Referral Fees

In relation to the operations of RISE, the Company had agreements with various third parties to share commissions and pay fees as defined in the respective agreements. These expenses were approximately $0 and $1,213,000 for the years ended December 31, 2022 and 2021, respectively, which are in the line item “Referral fees” on the statements of operations.

Siebert 2022 Form-10K 64

19. Income Taxes

In August 2022, the Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted. This new legislation includes the implementation of a new corporate alternative minimum tax, an excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. The income tax provisions of the IRA or the CHIPS Act had limited applicability to the Company and did not have a material impact on the Company’s financial statements.

The Company’s provision for (benefit from) income taxes is comprised of the following:

	Year Ending December 31,
	2022	2021
Current
Federal	$(749,000)	$1,084,000
State and local	104,000	114,000
Total Current	(645,000)	1,198,000

Deferred
Federal	$(305,000)	96,000
State and local	(350,000)	427,000
Total Deferred	(655,000)	523,000

Total Provision for (benefit from) income taxes	$(1,300,000)	$1,721,000

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% for the periods indicated are as follows:

	Year Ending December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Tax amortization of intangible assets	6.5%	(4.1%)
Non-deductible fines and penalties	—%	0.8%
Share based compensation	—%	1.0%
Permanent differences	(6.1%)	0.8%
State and local taxes, net of federal benefit	9.4%	5.6%
Change in valuation allowance	2.0%	(—%)
Other	(2.5%)	(0.4%)
Effective tax rate	30.3%	25.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$5,023,000	$5,437,000
Lease liabilities	648,000	749,000
Share-based compensation	—	—
Investment in Tigress	775,000	—
Investment in RISE	10,000	140,000
Accrued compensation	—	62,000
Other	45,000	13,000
Subtotal	6,501,000	6,401,000
Less: valuation allowance	(978,000)	(1,070,000)
Total Deferred tax assets	$5,523,000	$5,331,000

Deferred tax liabilities:
Fixed assets	$(1,126,000)	$(892,000)
Share-based compensation	—	(145,000)
Total Deferred tax liabilities	(1,126,000)	(1,037,000)

Net Deferred tax assets	$4,397,000	$4,294,000

Siebert 2022 Form-10K 65

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

Based on historical operating profitability, positive trend of earnings and projected future taxable income, the Company concluded as of December 31, 2022 that its U.S. deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain investments that will result in future capital losses which are only available to offset capital gain income and certain state net operating losses. The amount of the Company’s valuation allowance decreased $92,000 during 2022. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $8.2 million of which $6.4 million expires in varying amounts in 2035 and 2036 if not utilized but available to offset 100% of future taxable income and $1.8 million which is permitted to be carried forward indefinitely but only available to offset 80% of future taxable income. Approximately $6.4 million of the U.S. federal net operating loss carryforwards are subject to annual limitation under Section 382.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Amount
Balance as of December 31, 2020	$1,105,000
Additions for tax positions taken during current year	1,315,000
Additions for tax positions taken during prior year	—
Reductions for tax positions taken during prior years	(2,000)
Settlements	—
Expirations of statutes of limitations	—
Balance as of December 31, 2021	$2,418,000
Additions for tax positions taken during current year	—
Additions for tax positions taken during prior year	12,000
Reductions for tax positions taken during prior years	(834,000)
Settlements	—
Expirations of statutes of limitations	—
Balance as of December 31, 2022	$1,596,000

Of the amounts reflected above as of December 31, 2022, the entire amount would reduce the Company’s effective tax rate if recognized. The Company records accrued interest and penalties related to income tax matters as part of the provision for income taxes. For the years ended December 31, 2022 and 2021, the Company recognized expense related to interest and penalties on unrecognized tax benefits of $100,000 and $27,000, respectively. For the years ended December 31, 2022 and 2021, the accrued balance of interest and penalties on unrecognized tax benefits was $127,000 and $27,000, respectively. The Company does not believe that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions. The Company is not currently under examination by the IRS or any state or local taxing authority for any tax year. The open tax years for the federal and state income tax filings is generally 2019 through 2022.

Siebert 2022 Form-10K 66

20. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of December 31, 2022, MSCO’s net capital was $30.6 million, which was approximately $29.2 million in excess of its required net capital of $1.4 million, and its percentage of aggregate debit balances to net capital was 44.49%.

As of December 31, 2021, MSCO’s net capital was $36.4 million, which was approximately $34.3 million in excess of its required net capital of $2.1 million, and its percentage of aggregate debit balances to net capital was 34.9%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of December 31, 2022, MSCO had cash and securities deposits of $276.2 million (cash of $135.2 million, securities with a fair value of $141.0 million) in the special reserve accounts which was $11.9 million in excess of the deposit requirement of $264.3 million. The Company made no subsequent deposits or withdrawals on January 3, 2023.

As of December 31, 2021, MSCO had cash deposits of $326.8 million in the special reserve accounts which was $31.9 million in excess of the deposit requirement of $294.9 million. After adjustments for deposit(s) and / or withdrawal(s) made on January 3, 2022, MSCO had $1.9 million in excess of the deposit requirement.

Siebert 2022 Form-10K 67

RISE

Net Capital

RISE, as a member of FINRA, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. RISE is also subject to the CFTC’s minimum financial requirements which require that RISE maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1.

As of December 31, 2022, RISE’s net capital was approximately $1.2 million which was $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2021, RISE’s net capital was approximately $1.7 million which was $1.4 million in excess of its minimum requirement of $250,000 under 15c3-1.

21. Financial Instruments With Off-Balance Sheet Risk

Credit Risk

The Company is engaged in various trading and brokerage activities whose counterparties include broker-dealers, banks and other financial institutions.

In the event the counterparties do not fulfill their obligations, the Company may sustain a loss if the market value of the instrument is different from the contract value of the transaction. The risk of default primarily depends upon the credit worthiness of the counterparties involved in the transactions. It is the Company’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business. The Company has experienced no material historical losses in relation to its counterparties for the years ended December 31, 2022 and 2021.

Off-Balance Sheet Risks

The Company enters into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and is, therefore, subject to varying degrees of market and credit risk.

In the normal course of business, the Company’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose the Company to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

The Company’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, and is collateralized by cash and securities in the customers’ accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations.

Siebert 2022 Form-10K 68

Such transactions may expose the Company to off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations.

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

The Company’s customer financing and securities settlement activities may require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company seeks to mitigate this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes credit limits for such activities and continuously monitors compliance.

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

As of December 31, 2022, the Company had margin loans extended to its customers of approximately $365.4 million, of which $52.1 million is in the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2021, the Company had margin loans extended to its customers of approximately $581.8 million, of which $84.2 million is in the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the years ended December 31, 2022 and 2021.

22. Commitments, Contingencies and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business.

For activity related to operations of StockCross prior to the Company’s acquisition of StockCross, FINRA’s Division of Enforcement is currently investigating UIT transactions that were executed by StockCross that the enforcement staff believes were terminated early. The Company believes that many of these transactions were UIT transactions that were the subject of its prior settlements with the Commonwealth of Massachusetts (Dkt. No. E-2017-0104) and the State of California (CRD No.s: 6670 and 2400211). All of these transactions occurred prior to the Company’s acquisition of StockCross on January 1, 2020.

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

As of December 31, 2022, all other legal matters are without merit or involve amounts which would not have a material impact on the Company’s results of operations or financial position.

Siebert 2022 Form-10K 69

Overnight Financing

As of December 31, 2022 and 2021, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million and $15 million, respectively. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on the line of credit. On May 23, 2022, MSCO increased its principal amount for this line of credit from $15 million to $25 million. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense for this credit line was $2,000 and $17,000 for the years ended December 31, 2022 and 2021, respectively. There were no fees associated with the utilization of this credit line for the years ended December 31, 2022 and 2021.

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

For the year ended December 31, 2022, the Company did not sell any shares pursuant to this Sales Agreement. For the year ended December 31, 2022, the Company incurred approximately $98,000 in legal and audit fees related to this Sales Agreement, which are in the line item “Professional services” on the statements of operations, and were expensed as incurred.

NFS Contract

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of the arrangement through July 31, 2025. If the Company chooses to exit this agreement before the end of the contract term, the Company is under the obligation to pay an early termination fee upon occurrence pursuant to the table below:

Date of Termination	Early Termination Fee
Prior to August 1, 2023	$7,250,000
Prior to August 1, 2024	$4,500,000
Prior to August 1, 2025	$3,250,000

For the years ended December 31, 2022 and 2021, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

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

The Company, through its affiliate, KCA is self-insured with respect to employee health claims. KCA maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $65,000 per employee as of December 31, 2022.

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

Siebert 2022 Form-10K 70

As part of this plan, the Company recognized expenses of $1,529,000 and $1,405,000 for the years ended December 31, 2022 and 2021, respectively.

The Company had an accrual of $86,000 as of December 31, 2022, which represents the historical estimate of future claims to be recognized for claims incurred during the period.

23. Employee Benefit Plans

The Company, through KCA, sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees of the Company. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. No contributions were made by the Company or KCA for the years ended December 31, 2022 and 2021.

On September 17, 2021, the Company’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There were 3 million shares reserved under the Plan, 296,000 shares were issued during the year ended December 31, 2022, and 2,704,000 shares remained as of December 31, 2022. The Company did not issue any shares for the year ended December 31, 2021.

The Company granted 296,000 restricted stock units at a weighted average price of $1.56 to employees and consultants of the Company for the year ended December 31, 2022. These units were fully vested upon grant date and the Company recognized equity stock compensation expense of $461,000 in the line item “Employee compensation and benefits” in the statements of operations for the year ended December 31, 2022.

24. Related Party Disclosures

KCA

KCA is an affiliate of the Company and is under common ownership with the Company. To gain efficiencies and economies of scale with billing and administrative functions, KCA serves as a paymaster for the Company for payroll and related functions, the entirety of which KCA passes through to the subsidiaries of the Company proportionally. In addition, KCA sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees of the Company.

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names "Muriel Siebert & Co., Inc." and "Siebert" within business activities, which expires in 2025. KCA passed through to the Company its cost of $60,000 in each of the years ended December 31, 2022 and 2021 for the use of these names.

For the years ended December 31, 2022 and 2021, KCA has earned no profit for providing any services to the Company as KCA passes through any revenue or expenses to the Company’s subsidiaries.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $129,000 and $70,000 for the years ended December 31, 2022 and 2021, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

On March 31, 2022, Gloria E. Gebbia exchanged approximately $2.9 million of her notes payable to the Company for 24% of the outstanding and issued membership interests in RISE.

Siebert 2022 Form-10K 71

The Company entered into various debt agreements with Gloria E. Gebbia, the Company’s principal stockholder, which have been paid back as of December 31, 2022. Refer to Note 14 – Notes Payable – Related Party for additional detail.

The Company’s obligations under its loan with East West Bank are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia and Gloria E. Gebbia, individually, and as a co-trustees of the John and Gloria Gebbia Trust. Refer to Note 13 – Long-Term Debt for additional detail.

Gloria E. Gebbia has extended loans to certain Company employees for the purchase of the Company’s shares. These transactions have not materially impacted the Company’s financial statements.

The sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $2,427,000 and $1,179,000 for the years ended December 31, 2022 and 2021, respectively. Part of their compensation includes performance-based payments related to key revenue streams.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For the years ended December 31, 2022 and 2021, rent expense was $60,000 for this branch office.

Tigress, Hedge Connection, Ms. DiBartolo, and Ms. Vioni

The Company has entered into various agreements and subsequent terminations with Tigress and its CEO, Ms. DiBartolo as well as Hedge and its founder, Ms. Vioni. Refer to Note 3 – Transactions with Tigress and Hedge Connection and Note 11– Equity Method Investment in Related Parties for further detail.

RISE

During the year ended 2022, RISE issued and Siebert sold membership interests of RISE to Siebert employees, directors and affiliates. Refer to Note 4 – RISE for further detail.

25. Subsequent Events

The Company has evaluated events that have occurred subsequent to December 31, 2022 and through March 29, 2023, the date of the filing of this report.

Management has determined there have been no material subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of December 31, 2022.

Siebert 2022 Form-10K 72

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) was identified during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To evaluate the effectiveness of our internal control over financial reporting, we use the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, our management, including our Executive Vice President/Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal controls over financial reporting were effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B. OTHER INFORMATION

None.

Siebert 2022 Form-10K 73

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The names of our Directors and their ages, positions, and biographies are set forth below.

Gloria E. Gebbia

Age 80

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

Age 84

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

Age 80

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

Francis V. Cuttita

Age 54

Francis V. Cuttita is a Senior Partner of Cuttita, LLP, a New York based law firm. Mr. Cuttita has over 26 years of practicing law in the areas of real estate and business transactions, media, sports and entertainment. Mr. Cuttita’s list of clients include Fortune 100 corporations, CEOs, hedge fund managers, legendary professional athletes, entertainment icons and Grammy award winning musicians. Mr. Cuttita also serves as an advisor to several national financial, insurance and sports businesses and is an active supporter and member of various nonprofit organizations. Mr. Cuttita graduated from Swarthmore College and received his law degree from Fordham University School of Law.

Andrew H. Reich

Age 67

Andrew H. Reich has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until 2016. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company. Mr. Reich has more than 30 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds a M.B.A. from the University of Southern California and a B.B.A. from the Bernard Baruch College.

Siebert 2022 Form-10K 74

Jerry M. Schneider, CPA

Age 78

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

Siebert 2022 Form-10K 75

Identification of Executive Officers

Name	Age	Position

Andrew H. Reich	67	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

Andrew H. Reich has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until 2016. Additionally, Mr. Reich is the owner of Aarianna Realty Inc., a real estate company. Mr. Reich has more than 30 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds a M.B.A. from the University of Southern California and a B.B.A. from the Bernard Baruch College.

Corporate Governance

Board Meetings

The Board of Directors held 4 regular meetings and 8 special meetings during 2022. Each incumbent director attended at least 75% of his or her Board of Directors meetings and all of his or her committee meetings.

Controlled Company

We are a “Controlled Company” as defined in Rule 5615(c)(1) of the Nasdaq Stock Market because Gloria E. Gebbia and her family members hold more than 50% of our voting power for the election of directors. As a Controlled Company, we are not required to have a majority of our Board of Directors comprised of independent directors, a compensation committee comprised solely of independent directors, or a nominating committee comprised solely of independent directors.

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

The Audit Committee held 6 meetings during 2022.

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

Siebert 2022 Form-10K 76

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers and directors. The Compensation Committee will administer a stock option and other employee benefit plans. The Compensation Committee does not function pursuant to a formal written charter, and as a Controlled Company, we are not required to comply with the Nasdaq Stock Market’s independence requirements. The Compensation Committee held no meetings during 2022.

The Compensation Committee will evaluate the performance of our executive officers in terms of our operating results and financial performance and will determine their compensation in connection therewith.

In accordance with general practice in the securities industry, our executive compensation includes base salaries, an annual discretionary cash bonus, and equity incentives that are intended to align the financial interests of our executives with the returns to our shareholders.

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

Nominating Committee of the Board of Directors

The Nominating Committee of the Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Nominating Committee does not function pursuant to a formal written charter, and as a Controlled Company, we are not required to comply with the Nasdaq Stock Market’s independence requirements. The Nominating Committee did not meet in 2022.

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

Indemnification of Officers and Directors

We are parties to indemnification agreements with our executive officers and directors and indemnify them to the extent permitted by applicable law against liabilities incurred as a result of their service to us and against liabilities incurred as a result of their service as directors of other corporations when serving at our request. We have a director’s and officer’s liability insurance policy, underwritten by the American International Group, Inc.

Annual Shareholders Meeting Attendance Policy

It is the policy of our Board of Directors that all our directors are strongly encouraged to attend each annual shareholder meeting. All of our directors attended the 2022 annual meeting of shareholders.

Siebert 2022 Form-10K 77

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

Board of Directors’ Role in Risk Oversight

Consistent with its responsibility for oversight of the Company, the Board of Directors, among other things, oversees risk management of the Company’s business affairs directly and through the committee structure that it has established. The principal risks associated with the Company are risks related to securities market volatility and the securities industry, lower price levels in the securities markets, intense competition in the brokerage industry, extensive government regulation, net capital requirements, customers’ failure to pay, an increase in volume on our systems or other events which could cause them to malfunction, reliance on information processing and communications systems, continuing changes in technology, dependence on the ability to attract and retain key personnel, the ability of our principal shareholder to control many key decisions, and there may be a limited public market for our common stock, among other risks and uncertainties detailed in under Part I, Item 1A - Risk Factors of this Form 10-K as well as in our filings with the SEC.

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

10b5-1 Plans

Andrew H. Reich, Gloria E. Gebbia, Charles Zabatta, Francis V. Cuttita, and certain employees of Siebert entered into 10b5-1 plans in September 2021 and the plans expired in November 2022.

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

Based upon a review of Section 16(a) forms furnished to the Company, except as disclosed below, the Company believes that all applicable Section 16(a) filing requirements were met during the year ended December 31, 2022.

Siebert 2022 Form-10K 78

Delinquent Section 16(a) Reports

On November 30, 2022, Ms. DiBartolo reported on Form 3 her resignation from the Company’s Board of Directors. Ms. DiBartolo did not file an initial Form 3 when she became a director of the Company in November 2021. On December 14, 2022, Richard Gebbia reported a family gift on Form 4 one day after the two-day reporting period.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the annual compensation paid to or earned by our current Executive Vice President, Chief Operating Officer and Chief Financial Officer (the “Named Executive Officer”) during the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	Other Compensation	Totals
Andrew H. Reich*	2022	$225,000	$25,000	$32,000	—	—	—	—	$282,000
	2021	$225,000	$125,000	—	—	—	—	—	$350,000

* Represents the dollar amount recognized for financial statement reporting in accordance with ASC 718. Mr. Reich was named to the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer effective December 16, 2016.

Outstanding Equity Awards as of December 31, 2022

As of December 31, 2022, the Company had 296,000 shares of common stock outstanding and fully vested as part of equity compensation.

Employment Agreements

We are not a party to an employment agreement with any Named Executive Officer. All of our Named Executive Officers are employees at will.

Option Agreements

As of December 31, 2022, we had no option agreements with our Named Executive Officers.

Compensation of Directors

The following table discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of the Company’s directors during the year ended December 31, 2022.

Siebert 2022 Form-10K 79

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

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2022. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the PCAOB (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off-balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the PCAOB (United States) regarding “Communication with Audit Committees Concerning Independence.”

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ended December 31, 2022 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the SEC.

Audit Committee,

Jerry M. Schneider, CPA, Chairman

Charles Zabatta

Francis V. Cuttita

Siebert 2022 Form-10K 80

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our common stock as of March 20, 2023. The information includes beneficial ownership by each of our directors and the Named Executive Officers, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our common stock. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage of ownership is based on 32,505,329 shares of common stock outstanding as of March 20, 2023.

Name and Address of Beneficial Owner (1)	Shares of Common Stock	Percent of Class

Named Executive Officers and Directors
Gloria E. Gebbia / John J. Gebbia(2)	17,539,200	54%
Andrew H. Reich	758,238	2%
Charles Zabatta(3)	600,439	2%
Francis V. Cuttita	187,773	1%
Jerry M. Schneider	3,000	*
Directors and named executive officers as a group (6 persons)	19,088,650	59%

Other Shareholders with 5% or More
Kimberly Gebbia(4)	3,278,400	10%
800 Collins Ave
Miami, FL 33139

John M. Gebbia(5)	2,127,091	7%
15 Exchange Place
Jersey City, NJ 07302

Andrew McDonald	1,773,676	5%
9378 Wilshire Blvd
Beverly Hills, CA 90212

* Less than 1% of outstanding shares

1) Unless otherwise indicated, the business address of each individual is c/o Siebert Financial Corp., 535 Fifth Avenue, 4th Floor, New York, NY 10017.

2) Gloria E. Gebbia and John J. Gebbia are husband and wife. Includes 10,544,054 shares of our common stock owned by Gloria E. Gebbia, 2,689,592 shares owned by Kimberly Gebbia, 2,127,091 shares owned by John M. Gebbia, 1,473,218 shares owned by David J. Gebbia, 116,437 shares owned by a family trust, and 588,808 shares owned by Richard S. Gebbia and the children of Richard and Kimberly Gebbia.

3) Includes 500,439 shares owned by Charles Zabatta’s wife.

4) Includes 588,808 shares owned by Richard S. Gebbia and the dependent children of Richard and Kimberly Gebbia.

5) Includes 118,000 shares owned by the dependent children of John M. Gebbia.

Siebert 2022 Form-10K 81

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

Refer to Note 24 - Related Party Disclosures for further detail on our related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Baker Tilly US, LLP (“Baker Tilly”) currently serves as our independent registered public accounting firm.

Audit and Tax Fees

Our Audit Committee has determined that the services described below that were rendered by Baker Tilly are compatible with the maintenance of Baker Tilly’s independence from our management.

Audit Fees

The aggregate fees billed by Baker Tilly for professional services rendered for the 2022 and 2021 audit of our annual financial statements and reviews of our quarterly financial statements were $112,000 and $156,000, respectively.

Audit-Related Fees

The aggregate fees billed by Baker Tilly for audit-related services were $184,000 and $194,000 for the years ended December 31, 2022 and 2021, respectively.

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

Siebert 2022 Form-10K 82

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a) The following documents are filed as part of this report:

1.Financial Statements

The consolidated financial statements for the years ended December 31, 2022 and 2021 commence on page 31 of this Annual Report on Form 10-K.

2.Financial Statement Schedules

None.

3.Exhibits

The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Siebert 2022 Form-10K 83

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

Siebert 2022 Form-10K 84

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

10.14	Form of Term Loan Note (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the SEC on July 28, 2020)

10.15	Common Stock Purchase Agreement, dated as of January 31, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc. (incorporated by reference)

10.16	Amendment to Fully Disclosed Clearing Agreement, dated as of August 1, 2021, by and between Muriel Siebert & Co., Inc. and National Financial Services LLC. (incorporated by reference)

10.17	Guaranty Agreement, dated as of August 1, 2021, between Siebert Financial Corp. and National Financial Services LLC (incorporated by reference)

10.18	Amendment No. 1 to Common Stock Purchase Agreement, dated as of August 18, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc. (incorporated by reference)

10.19	Agreement between Siebert Financial Corp. and Tigress Holdings, LLC, dated November 16, 2021. (incorporated by reference)

10.20

Purchase Agreement dated as of December 30, 2021, for 653 Collins Ave, Miami Beach, FL, between Siebert Financial Corp. and City National Bank of Florida, a national banking association, as trustee under the provisions of a certain Trust Agreement, dated 22nd day of March, 1993 (incorporated by reference)

10.21	Promissory Note, dated as of December 30, 2021, made by Siebert Financial Corp. in favor of Gloria E. Gebbia (incorporated by reference)

Siebert 2022 Form-10K 85

10.22	Promissory Note and Loan and Security Agreement, dated as of December 30, 2021, between East West Bank and Siebert Financial Corp. (incorporated by reference)

10.23	Agreement between Siebert Financial Corp. and Hedge Connection, Inc., dated January 21, 2022. (incorporated by reference)

10.24	Debt Exchange Agreement between Siebert Financial Corp. and Gloria E. Gebbia, dated March 31, 2022. (incorporated by reference)

10.25

Capital on DemandTM Sales Agreement, dated May 27, 2022, by and between Siebert Financial Corp. and JonesTrading Institutional Services LLC. (incorporated by reference to Siebert Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 27, 2022).

10.26

Reorganization Agreement By and Among Tigress Holdings, LLC, Rise Financial Services, LLC, and Siebert Financial Corp. dated October 18, 2022 (incorporated by reference to Siebert Financial Corp. Current Report on Form 8-K filed with the SEC on October 21, 2022).

10.27

Termination Agreement By and Among Hedge Connection, Inc., Lisa Vioni, Rise Financial Services, LLC, and Siebert Financial Corp., dated October 18, 2022 (incorporated by reference to Siebert Financial Corp. Current Report on Form 8-K filed with the SEC on October 21, 2022).

21.1	Subsidiaries of the registrant***

23.1	Consent of Baker Tilly US, LLP***

31.1	Certification of Andrew H. Reich pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1****	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.	SCH Inline XBRL Taxonomy Extension Schema Document.
101.	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.	LAB Inline XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded with Inline XBRL document).

*              Portions of the indicated document have been afforded confidential treatment and have been filed separately with the SEC pursuant to Rule 24b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended.

** Management contract or compensatory plan or arrangement.

*** Filed herewith

****              This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None

Siebert 2022 Form-10K 86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal executive, financial and accounting officer)

Date: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and	March 29, 2023
Andrew H. Reich	Chief Financial Officer, Secretary and Director (Principal executive, financial and accounting officer)

/s/ Gloria E. Gebbia	Director	March 29, 2023
Gloria E. Gebbia

/s/ John J. Gebbia	Director	March 29, 2023
John J. Gebbia

/s/ Charles Zabatta	Director	March 29, 2023
Charles Zabatta

/s/ Francis V. Cuttita	Director	March 29, 2023
Francis V. Cuttita

/s/ Jerry M. Schneider	Director	March 29, 2023
Jerry M. Schneider

Siebert 2022 Form-10K 87