Form 10-Q
period 2023-03-31
SIEBERT FINANCIAL CORP
filed 2023-05-15
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2023, there were 32,505,329 shares outstanding of the registrant’s common stock.

SIEBERT FINANCIAL CORP.

i

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

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events; securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in under Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, (“2022 Form 10-K”), and our filings with the SEC.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$3,927,000	$23,672,000
Cash and securities segregated for regulatory purposes	255,617,000	276,166,000
Receivables from customers	51,869,000	52,057,000
Receivables from broker-dealers and clearing organizations	10,046,000	9,094,000
Receivables from non-customers	146,000	100,000
Other receivables	2,635,000	2,119,000
Prepaid expenses and other assets	2,328,000	2,055,000
Securities borrowed	415,328,000	336,909,000
Securities owned, at fair value	7,609,000	3,204,000
Total Current assets	749,505,000	705,376,000
Deposits with broker-dealers and clearing organizations	1,482,000	1,311,000
Property, office facilities, and equipment, net	8,887,000	8,328,000
Software, net	1,259,000	991,000
Lease right-of-use assets	1,945,000	2,222,000
Equity method investment in related party	2,622,000	2,584,000
Investments, cost	850,000	850,000
Deferred tax assets	4,150,000	4,397,000
Goodwill	1,989,000	1,989,000
Total Assets	$772,689,000	$728,048,000

LIABILITIES AND EQUITY
Liabilities
Current liabilities
Payables to customers	$288,746,000	$321,391,000
Payables to non-customers	3,511,000	11,506,000
Drafts payable	2,093,000	2,384,000
Payables to broker-dealers and clearing organizations	3,644,000	660,000
Accounts payable and accrued liabilities	2,861,000	2,507,000
Taxes payable	1,938,000	1,052,000
Securities loaned	406,087,000	327,180,000
Securities sold, not yet purchased, at fair value	2,000	2,000
Current portion of lease liabilities	1,035,000	1,158,000
Current portion of long-term debt	1,080,000	1,073,000
Current portion of deferred contract incentive	783,000	808,000
Total Current liabilities	711,780,000	669,721,000
Lease liabilities, less current portion	1,070,000	1,245,000
Long-term debt, less current portion	5,704,000	5,974,000
Deferred contract incentive, less current portion	1,000,000	1,188,000
Total Liabilities	719,554,000	678,128,000

Commitments and Contingencies
Equity
Stockholders’ equity
Common stock, $.01 par value; 100 million shares authorized; 32,505,329 shares issued and outstanding as of both March 31, 2023 and December 31, 2022	325,000	325,000
Additional paid-in capital	29,642,000	29,642,000
Retained earnings	22,178,000	18,982,000
Total Stockholders’ equity	52,145,000	48,949,000
Noncontrolling interests	990,000	971,000
Total Equity	53,135,000	49,920,000
Total Liabilities and Equity	$772,689,000	$728,048,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Commissions and fees	$1,901,000	$2,340,000
Interest, marketing and distribution fees	6,973,000	2,362,000
Principal transactions and proprietary trading	2,800,000	(267,000)
Market making	345,000	764,000
Stock borrow / stock loan	3,442,000	3,578,000
Advisory fees	444,000	507,000
Other income	265,000	1,060,000
Total Revenue	16,170,000	10,344,000

Expenses
Employee compensation and benefits	6,967,000	7,094,000
Clearing fees, including execution costs	355,000	494,000
Technology and communications	789,000	1,182,000
Other general and administrative	1,093,000	932,000
Data processing	851,000	516,000
Rent and occupancy	478,000	473,000
Professional fees	1,074,000	696,000
Depreciation and amortization	190,000	259,000
Interest expense	88,000	124,000
Advertising and promotion	(28,000)	113,000
Total Expenses	11,857,000	11,883,000

Operating income (loss)	4,313,000	(1,539,000)

Earnings of equity method investment in related party	38,000	165,000
Non-operating income	38,000	165,000

Income (loss) before provision for (benefit from) income taxes	4,351,000	(1,374,000)
Provision for (benefit from) income taxes	1,136,000	(282,000)
Net income (loss)	3,215,000	(1,092,000)
Less net income (loss) attributable to noncontrolling interests	19,000	(119,000)
Net income (loss) available to common stockholders	$3,196,000	$(973,000)

Net income (loss) available to common stockholders per share of common stock
Basic and diluted	$0.10	$(0.03)

Weighted average shares outstanding
Basic and diluted	32,505,329	32,403,235

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance – January 1, 2022	32,403,235	$324,000	$27,967,000	$20,972,000	$49,263,000	$1,243,000	$50,506,000
Issuance and transfers of RISE membership interests	—	—	1,573,000	—	1,573,000	1,841,000	3,414,000
Net loss	—	—	—	(973,000)	(973,000)	(119,000)	(1,092,000)
Balance – March 31, 2022	32,403,235	$324,000	$29,540,000	$19,999,000	$49,863,000	$2,965,000	$52,828,000

	Number of Shares Issued	$.01 Par Value	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance – January 1, 2023	32,505,329	$325,000	$29,642,000	$18,982,000	$48,949,000	$971,000	$49,920,000
Net income	—	—	—	3,196,000	3,196,000	19,000	3,215,000
Balance – March 31, 2023	32,505,329	$325,000	$29,642,000	$22,178,000	$52,145,000	$990,000	$53,135,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$3,215,000	$(1,092,000)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Deferred income tax expense / (benefit)	248,000	(47,000)
Depreciation and amortization	190,000	259,000
Net lease liabilities	(21,000)	(23,000)
Earnings of equity method investment in related party	(38,000)	(201,000)

Changes in
Receivables from customers	188,000	6,991,000
Receivables from non-customers	(46,000)	26,000
Receivables from and deposits with broker-dealers and clearing organizations	(1,123,000)	(4,944,000)
Securities borrowed	(78,419,000)	232,199,000
Securities owned, at fair value	(4,405,000)	591,000
Prepaid expenses and other assets	(789,000)	(2,286,000)
Prepaid service contract	—	177,000
Payables to customers	(32,645,000)	(41,550,000)
Payables to non-customers	(7,995,000)	(10,132,000)
Drafts payable	(291,000)	85,000
Payables to broker-dealers and clearing organizations	2,984,000	547,000
Accounts payable and accrued liabilities	353,000	(521,000)
Securities loaned	78,907,000	(223,739,000)
Securities sold, not yet purchased, at fair value	—	28,000
Taxes payable	886,000	(243,000)
Deferred contract incentive	(213,000)	(213,000)
Net cash (used in) operating activities	(39,014,000)	(44,088,000)

Cash Flows From Investing Activities
Equity method investment in related party	—	(100,000)
Purchase of office facilities and equipment	(75,000)	(57,000)
Purchase of software	(377,000)	(76,000)
Build out of property	(565,000)	(276,000)
Net cash (used in) investing activities	(1,017,000)	(509,000)

Cash Flows From Financing Activities
Issuance of RISE membership interests	—	600,000
Transfers of RISE membership interests	—	240,000
Repayments of notes payable – related party	—	(500,000)
Repayments of long-term debt	(263,000)	(250,000)
Net cash provided by (used in) financing activities	(263,000)	90,000

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	(40,294,000)	(44,507,000)
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	299,838,000	330,584,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$259,544,000	$286,077,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of period	$3,927,000	$7,669,000
Cash and securities segregated for regulatory purposes - end of period	255,617,000	278,408,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$259,544,000	$286,077,000

Supplemental cash flow information
Cash paid during the period for income taxes	$9,000	$8,000
Cash paid during the period for interest	$88,000	$124,000

Non-cash investing and financing activities
Transfers of RISE membership interests (1)	$—	$2,880,000
Purchase of equity method investment in related party, net of cash paid of $100,000 (2)	$—	$900,000

(1)	Refer to Note 4 – RISE for further detail.

(2)	Refer to Note 3 – Transactions with Tigress and Hedge Connection for further detail.

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

1. Organization and Basis of Presentation

Organization

Overview

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned and majority-owned subsidiaries:

●	Muriel Siebert & Co., Inc. (“MSCO”) provides retail brokerage services. MSCO is a Delaware corporation and broker-dealer registered with the Securities and Exchange Commission (“SEC”) under the Exchange Act and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), and the National Futures Association (“NFA”).

●	Siebert AdvisorNXT, Inc. (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940.

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC (“RISE”) is a Delaware limited liability company and a broker-dealer registered with the SEC and NFA.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

For purposes of this Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, and STXD collectively, unless the context otherwise requires.

The Company is headquartered in New York, NY, with primary operations in New Jersey, Florida, and California. The Company has 13 branch offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company’s revenues for the three months ended March 31, 2023 and 2022 were derived from its operations in the U.S.

As of March 31, 2023, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“financial statements”) of the Company have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. The U.S. dollar is the functional currency of the Company and numbers are rounded for presentation purposes.

In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s 2022 Form 10-K.

Principles of Consolidation

The financial statements include the accounts of Siebert and its wholly-owned and majority-owned consolidated subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated. For the period of March 31, 2022 to October 18, 2022, the Company determined that RISE was a variable interest entity (“VIE”) for which the Company was the primary beneficiary. As discussed in more detail in Note 4 – RISE, as of October 18, 2022, the Company’s ownership in RISE increased to 68% and therefore, the Company continued to consolidate RISE under the voting interest model (“VOE model”). The Company’s ownership in RISE remained 68% as of March 31, 2023. Certain reclassifications have been made to previously reported amounts to conform to current presentation.

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

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over its operating and financial decisions, the Company applies the equity method of accounting with net income and losses recorded in earnings of equity method investment in related party.

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2022 Form 10-K. During the three months ended March 31, 2023, there were no significant changes made to the Company’s significant accounting policies.

2. New Accounting Standards

The Company did not adopt any new accounting standards during the three months ended March 31, 2023. In addition, the Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of March 31, 2023.

3. Transactions with Tigress and Hedge Connection

In 2021 and 2022, the Company entered into agreements and subsequent reorganization agreements and termination agreements with Tigress Holdings, LLC (“Tigress”) and Hedge Connection, LLC (“Hedge Connection”). Refer to Note 3 – Transactions with Tigress and Hedge Connection in the Company’s 2022 Form 10-K for more detail on these transactions. Information related to these transactions that impact the periods presented is shown below.

During the three months ended March 31, 2023 and 2022, the Company recognized $38,000 and $165,000 from its equity method investment in Tigress, respectively. On January 21, 2022, the Company purchased Hedge Connection for $1,000,000, of which $400,000 was noncash consideration and $600,000 was a note payable. The Company paid off $100,000 of its note payable to Hedge Connection during the three months ended March 31, 2022. As of March 31, 2023 and the date of this Report, the Company owned 17% of Tigress.

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

On March 31, 2022, Siebert exchanged $2,880,000 in aggregate of notes payable to Gloria E. Gebbia for 24% ownership interest in RISE. As a result, Siebert’s direct ownership percentage in RISE declined from 76% as of December 31, 2021 to approximately 44% as of March 31, 2022. As of March 31, 2022, Siebert determined that RISE was a VIE and that Siebert was the primary beneficiary, requiring RISE to be consolidated in accordance with Accounting Standards Codification (“ASC”) Topic 810 – Consolidation.

As a result of transactions described in Note 3 – Transactions with Tigress and Hedge Connection, Siebert’s ownership in RISE increased to 68%, and therefore Siebert continued to consolidate RISE from October 18, 2022 through December 31, 2022 under the VOE model. There have been no further transactions completed by the Company related to RISE’s membership interests for the three months ended March 31, 2023.

As of March 31, 2023, RISE reported assets of $1.3 million and liabilities of $0.04 million. As of December 31, 2022, RISE reported assets of $1.3 million and liabilities of $0.1 million. There are no restrictions on RISE’s assets.

5. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of March 31, 2023	As of December 31, 2022
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$9,221,000	$8,187,000
Goldman Sachs & Co. LLC (“GSCO”)	30,000	31,000
Pershing Capital	—	96,000
National Financial Services, LLC (“NFS”)	2,050,000	2,006,000
Securities fail-to-deliver	115,000	3,000
Globalshares	112,000	82,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$11,528,000	$10,405,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$229,000	$396,000
Payables to broker-dealers	3,415,000	264,000
Total Payables to broker-dealers and clearing organizations	$3,644,000	$660,000

(1)	Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of March 31, 2023 and December 31, 2022, MSCO had shares of DTCC common stock valued at approximately $1,236,000 and $1,054,000, respectively, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.2 million in its brokerage account at MSCO as of March 31, 2023. The resulting asset of RISE and liability of MSCO is eliminated in consolidation. There was no income or expense related to this clearing relationship for periods presented.

As of March 31, 2023, the Company had terminated its clearing relationships with GSCO and Pershing.

6. Prepaid Service Contract

In April 2020, the Company entered into an agreement with a technology partner whereby the Company paid the technology partner shares of the Company’s common stock and cash in exchange for services to develop a new client and back end interface as well as related functionalities for the Company’s key operations. In February 2022, the Company entered into a Consulting Services Agreement (“CSA”) with the technology partner, whereby the Company would provide certain consulting services over an 18-month period. In September 2022, the Company and the technology partner mutually agreed to terminate the services being provided under both the original agreement as well as the CSA. Refer to Note 6 – Prepaid Service Contract in the Company’s 2022 Form 10-K for further detail. Information related to these transactions that impacted the periods presented is shown below.

The Company recorded amortization of prepaid service contract assets of $0 and $177,000 for the three months ended March 31, 2023 and 2022, respectively. The Company recorded a total of $0 and $583,000 in consulting fee income for the three months ended March 31, 2023 and 2022, respectively.

7. Fair Value Measurements

Overview

ASC 820 defines fair value, establishes a framework for measuring fair value as well as a hierarchy of fair value inputs. Refer to the below as well as Note 2 – Summary of Significant Accounting Policies in the Company’s 2022 Form 10-K for further information regarding fair value hierarchy, valuation techniques and other items related to fair value measurements.

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

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$195,906,000	$—	$—	$195,906,000

Securities owned, at fair value
U.S. government securities	$6,856,000	$—	$—	$6,856,000
Certificates of deposit	—	194,000	—	194,000
Municipal securities	—	166,000	—	166,000
Corporate bonds	—	141,000	—	141,000
Equity securities	54,000	198,000	—	252,000
Total Securities owned, at fair value	$6,910,000	$699,000	$—	$7,609,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$2,000	$—	$—	$2,000
Total Securities sold, not yet purchased, at fair value	$2,000	$—	$—	$2,000

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$140,978,000	$—	$—	$140,978,000

Securities owned, at fair value
U.S. government securities	$2,808,000	$—	$—	$2,808,000
Certificates of deposit	—	92,000	—	92,000
Municipal securities	—	52,000	—	52,000
Corporate bonds	—	7,000	—	7,000
Equity securities	63,000	182,000	—	245,000
Total Securities owned, at fair value	$2,871,000	$333,000	$—	$3,204,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$2,000	$—	$—	$2,000
Total Securities sold, not yet purchased, at fair value	$2,000	$—	$—	$2,000

The Company had U.S. government securities with the below market values and maturity dates for the periods indicated:

As of March 31, 2023
Market value of U.S. government securities
Maturing 05/18/2023, 2.791% Discount Rate	9,942,000
Maturing 06/22/2023, 4.654% Discount Rate	19,795,000
Maturing 07/25/2023, 4.762% Discount Rate	19,705,000
Maturing 08/03/2023, 4.820% Discount Rate	24,602,000
Maturing 08/31/2023, 1.375% Coupon Rate	9,863,000
Maturing 09/21/2023, 4.382% Discount Rate	14,000
Maturing 09/21/2023, 4.865% Discount Rate	14,667,000
Maturing 09/28/2023, 4.709% Discount Rate	4,000,000
Maturing 12/31/2023, 0.750% Coupon Rate	63,093,000
Maturing 01/31/2024, 0.875% Coupon Rate	24,211,000
Maturing 05/31/2024, 2.500% Coupon Rate	9,775,000
Maturing 08/15/2024, 0.375% Coupon Rate	2,841,000
Accrued interest	254,000
Total Market value of investment in U.S. government securities	$202,762,000

As of December 31, 2022
Market value of U.S. government securities
Maturing 03/23/2023, 3.750% Discount Rate	$24,768,000
Maturing 05/18/2023, 2.700% Discount Rate	9,831,000
Maturing 08/31/2023, 1.375% Coupon Rate	9,777,000
Maturing 12/31/2023, 0.750% Coupon Rate	62,497,000
Maturing 01/31/2024, 0.875% Coupon Rate	23,995,000
Maturing 05/31/2024, 2.500% Coupon Rate	9,707,000
Maturing 08/15/2024, 0.375% Coupon Rate	2,808,000
Accrued interest	404,000
Total Market value of investment in U.S. government securities	$143,787,000

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

	As of March 31, 2023	As of December 31, 2022
Equity method investment in related party	$2,622,000	$2,584,000

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

Financial Assets and Liabilities Not Carried at Fair Value

The following represents financial instruments in which the ending balances as of March 31, 2023 and December 31, 2022 that are not carried at fair value in the statements of financial condition:

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents as well as cash and securities segregated for regulatory purposes, are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. The Company had no cash equivalents for regulatory purposes as of March 31, 2023 and December 31, 2022. Securities segregated for regulatory purposes consist solely of U.S. government securities and are included in the fair value hierarchy table above. Cash and cash equivalents and cash and securities segregated for regulatory purposes are classified as level 1.

Receivables and other assets: Receivables from customers, receivables from non-customers, receivables from and deposits with broker-dealers and clearing organizations, other receivables, and prepaid expenses and other assets are recorded at amounts that approximate fair value and are classified as level 2 under the fair value hierarchy. The Company may hold cash equivalents related to rent deposits in prepaid expenses and other assets that are categorized as level 2 under the fair value hierarchy.

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

8. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of March 31, 2023	As of December 31, 2022
Property	$6,815,000	$6,815,000
Office facilities	3,181,000	2,616,000
Equipment	749,000	674,000
Total Property, office facilities, and equipment	10,745,000	10,105,000
Less accumulated depreciation	(1,858,000)	(1,777,000)
Total Property, office facilities, and equipment, net	$8,887,000	$8,328,000

Total depreciation expense for property, office facilities, and equipment was $81,000 and $97,000 for the three months ended March 31, 2023 and 2022, respectively.

Miami Office Building

On December 30, 2021, the Company purchased an office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space and will serve as a primary operating center of the Company.

As of March 31, 2023, no depreciation expense has been recorded for the Miami office building. Depreciation expense will commence when the build out of the Miami office building is completed and placed in service, which occurred in April 2023. The Company invested $565,000 and $276,000 in the three months ended March 31, 2023 and 2022, respectively, to build out the Miami office building.

9. Software, Net

Software consisted of the following as of the periods indicated:

	As of March 31, 2023	As of December 31, 2022
Robo-advisor	$763,000	$763,000
Other software	3,719,000	3,342,000
Total Software	4,482,000	4,105,000
Less accumulated amortization – robo-advisor	(763,000)	(763,000)
Less accumulated amortization – other software	(2,460,000)	(2,351,000)
Total Software, net	$1,259,000	$991,000

In the fourth quarter of 2022, the Company partnered with a technology partner to develop a new retail trading platform for the Company’s customers and integrate the trading platform into the Company’s operations. The total capitalized software development work related to this project was $629,000 as of March 31, 2023, of which $272,000 was capitalized during the three months ended March 31, 2023.

Amortization expense will commence when the retail trading platform is launched and placed into service, which is expected to occur in the second quarter of 2023.

Total amortization of software was $110,000 and $162,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company estimates future amortization of software assets of $411,000, $471,000, $322,000, and $55,000 in the years ended December 31, 2023, 2024, 2025, and 2026 respectively.

10. Leases

As of March 31, 2023, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2023 through 2027. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the statements of financial condition and the below tables display further detail on the Company’s leases.

Lease Term and Discount Rate	As of March 31, 2023	As of December 31, 2022
Weighted average remaining lease term – operating leases (in years)	2.6	2.7
Weighted average discount rate – operating leases	5.0%	5.0%

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$304,000	$378,000
Short-term lease cost	143,000	25,000
Variable lease cost	31,000	70,000
Total Rent and occupancy	$478,000	$473,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$326,000	$400,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$—	$—

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of March 31, 2023 were as follows:

Year	Amount
2023	$920,000
2024	588,000
2025	450,000
2026	234,000
2027	48,000
Remaining balance of lease payments	2,240,000
Less: difference between undiscounted cash flows and discounted cash flows	135,000
Lease liabilities	$2,105,000

11. Equity Method Investment in Related Party

Transaction with Tigress

On November 16, 2021, the Company entered into an agreement with Tigress and a subsequent reorganization agreement with Tigress on October 18, 2022. Refer to Note 3 – Transactions with Tigress and Hedge Connection in the Company’s 2022 Form 10-K for further detail.

As a result of the reorganization agreement with Tigress on October 18, 2022, the Company’s ownership interest of Tigress decreased from 24% to 17%, and the Company reassessed whether it had significant influence over Tigress. Based on the level of the Company’s ownership of Tigress, the Company concluded that it was still able to exercise significant influence over Tigress through March 31, 2023. Therefore, the Company continues to account for this investment under the equity method of accounting as of March 31, 2023.

For the three months ended March 31, 2023 and 2022, the earnings recognized from the Company’s investment in Tigress were $38,000 and $165,000, respectively. For the three months ended March 31, 2023 and 2022, the Company received cash distributions from Tigress of $0 and $156,000, respectively.

As of March 31, 2023 and December 31, 2022, the carrying amount of the investment in Tigress was $2,622,000 and $2,584,000, respectively.

There were no events or circumstances suggesting the carrying amount of the investment may be impaired as of March 31, 2023 and December 31, 2022.

Below is a table showing the summary from the consolidated statements of operations and financial condition for Tigress for the periods indicated (unaudited):

	Three Months Ended March 31,
	2023	2022
Revenue	$1,845,000	$3,399,000
Operating income	$221,000	$689,000
Net income	$221,000	$689,000

	As of
	March 31, 2023	December 31, 2022
Assets	$8,575,000	$8,169,000
Liabilities	$5,886,000	$5,301,000
Stockholders’ Equity	$2,689,000	$2,868,000

Transaction with Hedge Connection

On January 21, 2022, RISE entered into an agreement with Hedge Connection, and a subsequent termination agreement with Hedge Connection on October 18, 2022. Refer to Note 3 – Transactions with Tigress and Hedge Connection in the Company’s 2022 Form 10-K for further detail.

The earnings recognized from the Company’s investment in Hedge Connection for the three months ended March 31, 2023 and 2022 were $0 and $36,000, respectively. The Company did not receive any cash distributions from Hedge Connection for the three months ended March 31, 2023 and 2022.

The carrying amount of the investment in Hedge Connection was $0 as of both March 31, 2023 and December 31, 2022.

The Company paid Hedge Connection for licensing and consulting fees related to this agreement in an aggregate amount of $0 and $108,000 for the three months ended March 31, 2023 and 2022, respectively.

12. Investments, Cost

OpenHand

As of March 31, 2022, the Company maintained a 2% ownership interest in OpenHand Holdings, Inc. (“OpenHand”). The investment does not have a readily determinable fair value since OpenHand is a private company and its shares are not publicly traded.

As of March 31, 2023, management concluded that its investment in OpenHand was not impaired and that no additional events or changes in circumstances were identified that could have a significant effect on the original valuation of the investment. As of both March 31, 2023 and December 31, 2022, the carrying value of the Company’s investment in OpenHand was $850,000.

Refer to Note 12 – Investments, Cost in the Company’s 2022 Form 10-K for further information regarding this transaction and the corresponding accounting treatment.

13. Goodwill

As of both March 31, 2023 and December 31, 2022, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of RISE. As of March 31, 2023, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized during the three months ended March 31, 2023. Additionally, the Company determined there was not a material risk for future possible impairments to goodwill as of the date of the assessment.

14. Long-Term Debt

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

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of March 31, 2023, the Company was in compliance with all of its covenants related to this agreement.

As of March 31, 2023, the Company used its full commitment of $338,000 with East West Bank for the build out of the Miami office building.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of March 31, 2023 were as follows:

Amount
2023	$61,000
2024	84,000
2025	88,000
2026	91,000
Thereafter	4,048,000
Total	$4,372,000

The interest expense related to this mortgage was $39,000 and $25,000 for the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, the interest rate for this mortgage was 3.6%.

Loan with East West Bank

Overview

On July 22, 2020, the Company entered into a loan and security agreement with East West Bank. In accordance with the terms of this agreement, the Company borrowed $5.0 million and had an outstanding balance of $2.4 million as of March 31, 2023.

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

This agreement contains certain financial and non-financial covenants. The financial covenants are that the Company must maintain a debt service coverage ratio of 1.35 to 1, an effective tangible net worth of a minimum of $25 million, and MSCO must maintain a net capital ratio that is not less than 10% of aggregate debit items. Certain other non-financial covenants include that the Company must promptly notify East West Bank of the creation or acquisition of any subsidiary that at any time owns assets with a value of $100,000 or greater. As of March 31, 2023, the Company was in compliance with all its covenants related to this agreement.

In addition, the Company’s obligations under the agreement are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia and Gloria E. Gebbia, individually, and as a co-trustees of the John and Gloria Living Trust, U/D/T December 8, 1994 (“John and Gloria Gebbia Trust”).

Remaining Payments

Future remaining annual minimum principal payments for the loan with East West Bank as of March 31, 2023 were as follows:

Amount
2023	$749,000
2024	1,661,000
Total	$2,410,000

The interest expense related to the loan was $49,000 and $29,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the interest rate for this loan was 8%.

15. Deferred Contract Incentive

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extended the term of the arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025.

As part of this agreement, the Company received a one-time business development credit of $3 million from NFS which was recorded in the line item “Deferred contract incentive” on the statements of financial condition. This credit will be recognized as contra expense over the term of the agreement in the line item “Clearing fees, including execution costs” on the statements of operations. For both the three months ended March 31, 2023 and 2022, the Company recognized $213,000 in contra expense. As of March 31, 2023 and December 31, 2022, the balance of the deferred contract incentive was $1.8 million and $2.0 million, respectively, and are recorded in the line items “Current portion of deferred contract incentive” and “Deferred contract incentive, less current portion” in the statements of financial condition.

16. Revenue Recognition

Refer to Note 2 – Summary of Significant Accounting Policies in Company’s 2022 Form 10-K for detail on the Company’s primary sources of revenue and the corresponding accounting treatment. Information related to items that impact certain revenue streams within the periods presented is shown below.

Principal Transactions and Proprietary Trading

In 2022 the Company invested in treasury bill and treasury notes, which are primarily in the line item “Cash and securities segregated for regulatory purposes” on the statements of financial condition, in order to enhance its yield on its excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss of approximately on the Company’s U.S. government securities portfolio of approximately $3.9 million on our government securities portfolio for the year ended December 31, 2022. The Company continuously invests in treasury bills and treasury notes as part of its normal operations to meet deposit requirements. The aggregate unrealized loss on the portfolio will be returned over the duration of the government securities, at a point no later than the maturity of the securities. Refer to Note 7 – Fair Value Measurements for additional detail.

The following table represents detail related to principal transactions and proprietary trading.

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$1,799,000	$1,919,000	$(120,000)
Unrealized gain (loss) on portfolio of U.S. government securities	1,001,000	(2,186,000)	3,187,000
Total Principal transactions and proprietary trading	$2,800,000	$(267,000)	$3,067,000

Stock Borrow / Stock Loan

For the three months ended March 31, 2023, stock borrow / stock loan revenue was $3,442,000 ($9,776,000 gross revenue less $6,334,000 expenses). For the three months ended March 31, 2022, stock borrow / stock loan revenue was $3,578,000 ($7,465,000 gross revenue minus $3,887,000 expenses).

17. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2023, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain state net operating losses.

For the three months ended March 31, 2023, the Company recorded an income tax provision of $1,136,000 on pre-tax book income of $4,351,000. The effective tax rate for the three months ended March 31, 2023 was 26%. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

For the three months ended March 31, 2022, the Company recorded an income tax benefit of $282,000 on pre-tax book loss of $1,374,000. The effective tax rate for the three months ended March 31, 2022 was 21%.

As of both March 31, 2023 and December 31, 2022, the Company recorded an uncertain tax position of $1,596,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

18. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of March 31, 2023, MSCO’s net capital was $33.2 million, which was approximately $31.8 million in excess of its required net capital of $1.4 million, and its percentage of aggregate debit balances to net capital was 47.09%.

As of December 31, 2022, MSCO’s net capital was $30.6 million, which was approximately $29.2 million in excess of its required net capital of $1.4 million, and its percentage of aggregate debit balances to net capital was 44.49%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of March 31, 2023, MSCO had cash and securities deposits of $254.4 million (cash of $58.5 million, securities with a fair value of $195.9 million) in the special reserve accounts which was $22.2 million in excess of the deposit requirement of $232.2 million. After adjustments for deposit(s) and / or withdrawal(s) made on April 3, 2023, MSCO had $3.2 million in excess of the deposit requirement.

As of December 31, 2022, MSCO had cash and securities deposits of $276.2 million (cash of $135.2 million, securities with a fair value of $141.0 million) in the special reserve accounts which was $11.9 million in excess of the deposit requirement of $264.3 million. The Company made no subsequent deposits or withdrawals on January 3, 2023.

As of March 31, 2023, the Company was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of March 31, 2023, the Company had $1.2 million in the special reserve account which was approximately $0.01 million in excess of the deposit requirement of approximately $1.2 million. The Company made no subsequent deposits or withdrawals on April 3, 2023. As of December 31, 2022, the Company did not hold any proprietary accounts of introducing broker-dealers.

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

As of March 31, 2023, RISE’s net capital was approximately $1.3 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2022, RISE’s net capital was approximately $1.2 million which was $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1.

19. Financial Instruments with Off-Balance Sheet Risk

The Company enters into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and is, therefore, subject to varying degrees of market and credit risk. Refer to the below as well as Note 21 – Financial Instruments with Off-Balance Sheet Risk in the Company’s 2022 Form 10-K for further information.

As of March 31, 2023, the Company had margin loans extended to its customers of approximately $354.0 million, of which $51.9 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2022, the Company had margin loans extended to its customers of approximately $365.4 million, of which $52.1 million is in the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three months ended March 31, 2023 and 2022.

20. Commitments, Contingencies, and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business.

For activity related to operations of StockCross Financial Services, Inc. (“StockCross”) prior to the Company’s acquisition of StockCross, FINRA’s Division of Enforcement is currently investigating unit investment trust (“UIT”) transactions that were executed by StockCross that the enforcement staff believes were terminated early. The Company believes that many of these transactions were UIT transactions that were the subject of its prior settlements with the Commonwealth of Massachusetts (Dkt. No. E-2017-0104) and the State of California (CRD No.s: 6670 and 2400211). All of these transactions occurred prior to the Company’s acquisition of StockCross on January 1, 2020.

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

As of both March 31, 2023 and December 31, 2022, all other legal matters are without merit or involve amounts which would not have a material impact on the Company’s results of operations or financial position.

Overnight Financing

As of March 31, 2023 and December 31, 2022, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million and $15 million, respectively. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on this line of credit. On May 23, 2022, MSCO increased its principal amount for this line of credit from $15 million to $25 million.

There was no interest expense or fees for this line of credit for both the three months ended March 31, 2023 and 2022.

At the Market Offering

On May 27, 2022, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading as agent, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock having an aggregate offering amount of up to $9.6 million under the Company’s shelf registration statement on Form S-3. The Company is not obligated to make any sales of shares under the Sales Agreement. The Company agreed to pay JonesTrading a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares. The Company or JonesTrading may suspend or terminate the offering upon notice to the other party and subject to other conditions. Whether the Company sells securities under the Sales Agreement will depend on a number of factors, including the market conditions at that time, the Company’s cash position at that time and the availability and terms of alternative sources of capital. For the three months ended March 31, 2023 and 2022, the Company did not sell any shares pursuant to this Sales Agreement.

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

For the three months ended March 31, 2023 and 2022, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

Technology Vendor

On March 31, 2023, the Company entered into an agreement with a technology vendor for certain development projects for a total of approximately $1.2 million over a term of 2 years.

General Contingencies

The Company’s general contingencies are included in Note 22 – Commitments, Contingencies, and Other in the Company’s 2022 Form 10-K. Other than the below, there have been no material updates to the Company’s general contingencies during the three months ended March 31, 2023.

The Company, through its affiliate, Kennedy Cabot Acquisition, LLC (“KCA”), is self-insured with respect to employee health claims. KCA maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $65,000 per employee as of March 31, 2023.

As part of this plan, the Company recognized expenses of $180,000 and $496,000 for the three months ended March 31, 2023 and 2022, respectively.

The Company had an accrual of $50,000 as of March 31, 2023, which represents the estimate of future expense to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

21. Employee Benefit Plans

The Company, through KCA, sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. No contributions to the plan were made by the Company or KCA for the three months ended March 31, 2023 and 2022.

The Company has an equity incentive plan that provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There were 3 million shares reserved under the equity incentive plan and 2,704,000 shares remained as of March 31, 2023. The Company did not issue any shares under this plan for the three months ended March 31, 2023 and 2022.

22. Related Party Disclosures

KCA

KCA is an affiliate of the Company and is under common ownership with the Company. To gain efficiencies and economies of scale with billing and administrative functions, KCA serves as a paymaster for the Company for payroll and related functions, the entirety of which KCA passes through to the subsidiaries of the Company proportionally.

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., Inc.” and “Siebert” within business activities, which expires in 2025. KCA passed through to the Company its cost of $15,000 for the use of these names in both the three months ended March 31, 2023 and 2022.

KCA has earned no profit for providing any services to the Company as KCA passes through any revenue or expenses to the Company’s subsidiaries for both the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the Company had a payable to KCA of $9,000 and $4,000, respectively, for miscellaneous expenses, which are in the line item “Accounts payable and accrued liabilities” on the statements of financial condition.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $22,000 and $75,000 for the three months ended March 31, 2023 and 2022, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

On March 31, 2022, Gloria E. Gebbia exchanged approximately $2.9 million of her notes payable to Company for 24% of the outstanding and issued membership interests in RISE.

The Company has entered into various notes payable with Gloria E. Gebbia, the Company’s principal stockholder. The Company had interest expense related to theses notes payable of $0 and $70,000 for the three months ended March 31, 2023 and 2022, respectively.

The Company’s obligations under its loan with East West Bank are guaranteed pursuant to a guarantee agreement by and among, John J. Gebbia and Gloria E. Gebbia, individually, and as a co-trustees of the John and Gloria Gebbia Trust. Refer to Note 14 – Long-Term Debt for additional detail.

Gloria E. Gebbia has extended loans to certain Company employees for the purchase of the Company’s shares. These transactions have not materially impacted the Company’s financial statements.

The sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $524,000 and $443,000 for the three months ended March 31, 2023 and 2022, respectively. Part of their compensation includes performance-based payments related to key revenue streams.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended March 31, 2023 and 2022, rent expense was $15,000 for this branch office.

Tigress and Hedge Connection

The Company entered into various agreements and subsequent terminations with Tigress and Hedge Connection. Refer to Note 3 – Transactions with Tigress and Hedge Connection and Note 11– Equity Method Investment in Related Party for further detail.

RISE

During the year ended 2022, RISE issued and Siebert sold membership interests of RISE to Siebert employees, directors and affiliates. Refer to Note 4 – RISE for further detail. RISE entered into a clearing arrangement with MSCO and deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.2 million in its brokerage account at MSCO as of March 31, 2023.

23. Subsequent Events

The Company has evaluated events that have occurred subsequent to March 31, 2023 and through May 15, 2023, the date of the filing of this Report.

On April 27, 2023, the Company entered into an agreement to raise new capital into the Company by issuing new shares of the Company’s common stock to Kakaopay Corporation (“Kakaopay”), a company established under the Laws of the Republic of Korea and a fintech subsidiary of Korean-based conglomerate Kakao Corp.

The Company entered into stock purchase agreements and ancillary agreements regarding this transaction. The transaction will occur in two tranches, and in the first tranche, Kakaopay will purchase a 19.9% stake of the Company of 8,075,607 newly issued shares for approximately $17.4 million. In the second tranche, subject to shareholder and regulatory approval, Kakaopay will acquire an additional 31.1% of the Company of 25,756,470 of newly issued shares for approximately $60.5 million. Refer to the Company’s Current Report on Form 8-K filed on May 3, 2023 for further detail regarding this transaction.

As of March 31, 2023 and December 31, 2022, the Company capitalized deferred issuance costs related to this transaction of $383,000 and $318,000, respectively, which are recorded within the line item “Prepaid expenses and other assets” in the statements of financial condition.

Based on the Company’s assessment, other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of March 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying financial statements and related notes included under Part I, Item 1 of this Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our 2022 Form 10-K, particularly in Part I, Item 1A - Risk Factors.

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

Transaction with Kakaopay

On April 27, 2023, Siebert entered into an agreement to raise new capital into Siebert by issuing new shares of Siebert’s common stock to Kakaopay, a company established under the Laws of the Republic of Korea and a fintech subsidiary of Korean-based conglomerate Kakao Corp. Kakaopay offers a diverse array of financial services and has approximately 40 million registered users according to Kakaopay. Siebert entered into stock purchase agreements and ancillary agreements regarding this transaction.

The transaction will occur in two tranches, and in the first tranche, Kakaopay will purchase a 19.9% stake of Siebert of 8,075,607 newly issued shares for approximately $17.4 million. In the second tranche, subject to shareholder and regulatory approval, Kakaopay will acquire an additional 31.1% of Siebert of 25,756,470 of newly issued shares for approximately $60.5 million. After the close of the second tranche, Kakaopay will become the largest shareholder of Siebert with a total of 51% ownership of Siebert. We cannot make any assurances that any of the shareholder approvals, regulatory approvals, or any other closing conditions to the second tranche will be satisfied.

The Gebbia Family will continue to hold significant ownership of Siebert, and Siebert’s current management team, led by the Gebbia Family, will continue to manage Siebert’s operations and branch locations. Siebert intends to utilize the additional capital from the first tranche primarily to expand its securities lending business, corporate services, and order flow opportunities, as well as launch correspondent clearing, among other initiatives. Refer to Siebert’s Current Report on Form 8-K filed on May 3, 2023 for further detail regarding this transaction.

RISE

RISE was an institutional brokerage for which all its revenue producing customers transitioned to other prime service providers by the first quarter of 2022. The expenses associated with the transition resulted in a loss of $0.4 million for the three months ended March 31, 2022. During 2022, there were various transactions involving the ownership of RISE. Refer to Note 3 – Transactions with Tigress and Hedge Connection and Note 4 – RISE for additional detail.

As part of this transition, Siebert had an agreement with JonesTrading Institutional Service, LLC (“JonesTrading”) hereby JonesTrading pays RISE a percentage of the net revenue produced by certain historical clients of RISE less any related expenses. For the three months ended March 2023 and 2022, this agreement resulted in pre-tax income of $54,000 and $39,000, respectively. We do not anticipate the pre-tax income related to this agreement will offset the reduction in pre-tax income from customers that have transitioned to other prime service providers.

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

Transactions with Tigress and Hedge Connection

Siebert and RISE engaged in certain transactions with Tigress and Hedge Connection to exchange equity, cash, and respective leadership positions. Based upon the strategic direction of these ventures, management of the respective businesses decided to unwind the original transactions with Siebert, RISE, Hedge Connection and Tigress. As of March 31, 2023 and the date of this Report, Siebert owned 17% of Tigress. See Note 3 – Transactions with Tigress and Hedge Connection for further detail on these transactions.

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

Technology Partner

In third quarter of 2022, we entered into a software license agreement with a new technology provider for the development of a new retail trading platform which will replace our current platforms and resulted in the termination of our original technology relationship. We believe this new technology provider will be key to creating a platform for the next generation of retail customers and the termination of our original technology relationship had minimal impact on our current operations. We plan to launch a new retail trading platform in the second quarter of 2023.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated. For the periods presented, there were no institutional client accounts or client activity metrics.

Client Account Metrics

	As of
	March 31, 2023	December 31, 2022
Retail customer net worth (in billions)	$14.4	$13.5
Retail customer margin debit balances (in billions)	$0.4	$0.4
Retail customer credit balances (in billions)	$0.6	$0.6
Retail customer money market fund value (in billions)	$0.6	$0.6
Retail customer accounts	124,170	122,394

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represents client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represents the number of retail customers

Client Activity Metrics

	Three Months Ended March 31,
	2023	2022
Total retail trades	82,221	109,952

●	Total retail trades represents retail trades that generate commissions

Statements of Operations and Financial Condition

Statements of Operations for the Three Months Ended March 31, 2023 and 2022

Revenue

Commissions and fees for the three months ended March 31, 2023 were $1,901,000 and decreased by $439,000 from the corresponding period in the prior year, primarily due to market conditions.

Interest, marketing and distribution fees for the three months ended March 31, 2023 were $6,973,000 and increased by $4,611,000 from the corresponding period in the prior year primarily due to an increase in rising interest rates that resulted in an increase in margin interest, 12b-1fees, as well as interest on U.S. treasuries and cash deposits within MSCO.

Principal transactions and proprietary trading for the three months ended March 31, 2023 were $2,800,000 and increased by $3,067,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

The decrease in realized and unrealized gain on primarily riskless principal transactions was primarily due to market conditions. The increase in unrealized gain on our portfolio of U.S. government securities was due to the following. Siebert invested in 1-year treasury bills and 2-year treasury notes in order to enhance its yield on its excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss on our government securities portfolio. In 2023, we began to see the reversal of the unrealized loss resulting in an unrealized gain due to the securities coming closer to maturity. We intend to hold these securities to maturity and as such, the aggregate unrealized loss will be returned over the duration of the government securities, at a point no later than the maturity of the securities, the latest maturity being August 2024. If the value of our portfolio of government securities declines further, we will incur further unrealized losses; however, we anticipate this loss to be temporary as we intend to hold these securities to maturity. We believe that the level invested reduces the risk of having to liquidate the securities prior to maturity.

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$1,799,000	$1,919,000	$(120,000)
Unrealized gain (loss) on portfolio of U.S. government securities	1,001,000	(2,186,000)	3,187,000
Total Principal transactions and proprietary trading	$2,800,000	$(267,000)	$3,067,000

Market making for the three months ended March 31, 2023 was $345,000 and decreased by $419,000 from the corresponding period in the prior year, primarily due to market conditions.

Stock borrow / stock loan for the three months ended March 31, 2023 was $3,442,000 and decreased by $136,000 from the corresponding period in the prior year.

Advisory fees for the three months ended March 31, 2023 were $444,000 and decreased by $63,000 from the corresponding period in the prior year, primarily due to market conditions.

Other income for the three months ended March 31, 2023 was $265,000 and decreased by $795,000 from the corresponding period in the prior year, primarily due to the termination of consulting fee income from a technology partner as well as a decrease in various customer account fees.

Operating Expenses

Employee compensation and benefits for the three months ended March 31, 2023 were $6,967,000 and decreased by $127,000 from the corresponding period in the prior year, primarily due to a decrease in commissions paid to revenue producers, partially offset by timing of certain compensation expenses.

Clearing fees, including execution costs for the three months ended March 31, 2023 were $355,000 and decreased by $139,000 from the corresponding period in the prior year, primarily due the timing of certain fees and a decrease in our clearing costs related to RISE.

Technology and communications expenses for the three months ended March 31, 2023 were $789,000 and decreased by $393,000 from the corresponding period in the prior year, primarily due to a decrease in technology costs related to RISE as well as a decrease in costs related to a technology partner.

Other general and administrative expenses for the three months ended March 31, 2023 were $1,093,000 and increased by $161,000 from the corresponding period in the prior year, primarily due to an increase in travel and entertainment expenses.

Data processing expenses for the three months ended March 31, 2023 were $851,000 and increased by $335,000 from the corresponding period in the prior year, primarily due to timing of service charges and overall increase in processing fees.

Rent and occupancy expenses for the three months ended March 31, 2023 were $478,000 and increased by $5,000 from the corresponding period in the prior year.

Professional fees for the three months ended March 31, 2023 were $1,074,000 and increased by $378,000 from the corresponding period in the prior year, primarily due to an increase in consulting fees related to certain transactions and timing of other consulting vendor charges.

Depreciation and amortization expenses for the three months ended March 31, 2023 were $190,000 and decreased by $69,000 from the corresponding period in the prior year, primarily due to the completion of useful lives of certain software assets in 2022.

Interest expense for the three months ended March 31, 2023 was $88,000 and decreased by $36,000 from the corresponding period in the prior year, primarily due to a decrease in notes payable offset by an increase in interest rates related to the mortgage and the loan with East West Bank in 2023.

Advertising and promotion expense for the three months ended March 31, 2023 was a credit of $28,000 and decreased by $141,000 from the corresponding period in the prior year, primarily due to a reversal related to advertising expenses.

Earnings of (Loss from) Equity Method Investment in Related Party

The earnings of equity method investment in related party for the three months ended March 31, 2023 was $38,000 and decreased by $127,000 from the corresponding period in the prior year, primarily due to a decrease in our proportional income from our investment in Tigress.

Provision For (Benefit From) Income Taxes

The provision from income taxes for the three months ended March 31, 2023 was $1,136,000 and increased from the benefit for income taxes by $1,418,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to increased pre-tax earnings in the first quarter of 2023. Refer to Note 17 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interests in our financial statements. The net income attributable to noncontrolling interests for the three months ended March 31, 2023 was $19,000, and increased by $138,000 from the corresponding period in the prior year, due to more expenses in RISE in 2022 associated with the exiting of the prime brokerage business.

Statements of Financial Condition as of March 31, 2023 and December 31, 2022

Assets

Assets as of March 31, 2023 were $772,689,000 and increased by $44,641,000 from December 31, 2022, primarily due to an increase in securities borrowed partially offset by a decrease in cash and cash equivalents and cash and securities segregated for regulatory purposes.

Liabilities

Liabilities as of March 31, 2023 were $719,554,000 and increased by $41,426,000 from December 31, 2022, primarily due to an increase in securities loaned partially offset by a decrease in payables to customers and payables to non-customers.

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

Cash and Cash Equivalents

Our cash and cash equivalents were $3.9 million and $23.7 million as of March 31, 2023 and December 31, 2022, respectively.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of March 31, 2023.

	Payments Due By Period
	2023	2024	2025	2026	Thereafter	Total
Operating lease commitments	$920,000	$588,000	$450,000	$234,000	$48,000	$2,240,000
Mortgage with East West Bank	61,000	84,000	88,000	91,000	4,048,000	4,372,000
Loan with East West Bank	749,000	1,661,000	—	—	—	2,410,000
Technology vendor*	850,000	350,000	—	—	—	1,200,000
Total	$2,580,000	$2,683,000	$538,000	$325,000	$4,096,000	$10,222,000

*	On March 31, 2023, we entered into an agreement with a technology vendor for certain development projects for a total of approximately $1.2 million over a term of 2 years.

On December 30, 2021, we purchased the Miami office building and are building out this space to be one of our primary operating centers. As of March 31, 2023, we have incurred approximately $1.6 million out of the total estimated $1.7 million build out costs.

In the fourth quarter of 2022, we partnered with a technology partner to develop a new retail trading platform for our customers and integrate the retail trading platform into our operations. As of March 31, 2023, we have incurred approximately $0.6 million out of the total estimated $0.8 million development costs.

Debt Agreements

We have a $4.4 million mortgage and a $2.4 million loan outstanding with East West Bank, and an unutilized loan for short term overnight demand borrowing of up to $25 million with BMO Harris as of March 31, 2023. As of March 31, 2023, we were in compliance with all covenants related to our debt agreements.

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

At the Market Offering

On May 27, 2022, we entered into a Capital on DemandTM Sales Agreement with JonesTrading as agent, pursuant to which we may offer and sell, from time to time through JonesTrading, shares of our common stock having an aggregate offering amount of up to $9.6 million under our shelf registration statement on Form S-3. For the three months ended March 31, 2023 and 2022, we did not sell any shares pursuant to this Sales Agreement. Refer to Note 20 – Commitments, Contingencies, and Other for additional detail.

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

MSCO can transfer funds to Siebert as long as MSCO maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the three months ended March 31, 2023 and 2022, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 18 – Capital Requirements for more detail about our capital requirements.

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

For the three months ended March 31, 2023, we had negative operating cash flow primarily due to the change in payables to customers and payables to non-customers. We had investing cash outflows primarily from the build out of the Miami office building and development work related to our new retail trading platform and other technology initiatives. We had financing cash outflows due to the repayment of our loan with East West Bank.

For the three months ended March 31, 2022, we had negative operating cash flow primarily due to the change in payables to customers and payables to non-customers, partially offset by the net effect of the change in securities borrowed and securities loaned. We had investing cash outflows primarily from the build out of the Miami office building and repayment of note payable - related party. We had financing cash inflows related to the issuance and transfers of RISE membership interests, partially offset by repayment of a note payable - related party and long term debt.

Long Term Contracts

Contract with NFS

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS will pay us four annual credits of $100,000 over the term of the agreement. The amendment also provides for an early termination fee; however, as of March 31, 2023, we do not expect to terminate the contract with NFS before the end of the contract term. Refer to Note 15 – Deferred Contract Incentive and Note 20 – Commitments, Contingencies and Other for additional detail.

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three months ended March 31, 2023 and 2022. Refer to Note 19 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

As of both March 31, 2023 and December 31, 2022, the Company recorded an uncertain tax position of $1,596,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

Critical Accounting Policies

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K. As of March 31, 2023, there have been no changes to our critical accounting policies or estimates.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, investors should carefully consider the risk factors discussed in Part I, Item 1A - Risk Factors in our 2022 Form 10-K and under Part II, Item 1A. of our Form 10-Qs. Each of such risk factors could materially affect our business, financial position, and results of operations. As of the date of this Report, other than the supplemental risk factors provided below, there have been no material changes from the risk factors disclosed in our 2022 Form 10-K.

There may be a limited public market for our common stock; Volatility.

13,337,682 shares of our common stock, or approximately 41% of our shares of our common stock outstanding, are currently held by non-affiliates as of May 10, 2023. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our common stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.28	First Tranche Stock Purchase Agreement

10.29	Second Tranche Stock Purchase Agreement

10.30	Foreign Broker-Dealer Fee Sharing Agreement

10.31	Support and Restrictive Covenant Agreement

10.32	Support and Restrictive Covenant Agreement

10.33	Support and Restrictive Covenant Agreement

10.34	Support and Restrictive Covenant Agreement

10.35	Support and Restrictive Covenant Agreement

10.36	Support and Restrictive Covenant Agreement

10.37	Support and Restrictive Covenant Agreement

10.38	Stockholders’ Agreement

10.39	Registration Rights and Lock-Up Agreement

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded with Inline XBRL document).

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

Dated: May 15, 2023