Form 10-Q
period 2023-09-30
SIEBERT FINANCIAL CORP
filed 2023-11-14
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-5703

Siebert Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

New York	11-1796714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

653 Collins Avenue, Miami Beach, FL 33139
(Address of Principal Executive Offices) (Zip Code)

(212) 644-2400
(Registrant’s Telephone Number, Including Area Code)
535 Fifth Avenue, 4th Floor, New York, NY 10017
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2023, there were 40,580,936 issued and 39,580,936 shares outstanding of the registrant’s common stock.

SIEBERT FINANCIAL CORP.

- i -

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

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events; securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans; the closing conditions relating to the Second Tranche Purchase Agreement with Kakaopay may not be satisfied and the transactions contemplated by the Second Tranche Purchase Agreement may not be consummated; and other consequences associated with risks and uncertainties detailed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, (“2022 Form 10-K”), and our filings with the SEC.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$4,932,000	$23,672,000
Cash and securities segregated for regulatory purposes	237,378,000	276,166,000
Receivables from customers	71,761,000	52,057,000
Receivables from broker-dealers and clearing organizations	8,366,000	9,094,000
Receivables from non-customers	30,000	100,000
Other receivables	2,433,000	2,119,000
Prepaid expenses and other assets	1,613,000	2,055,000
Securities borrowed	404,924,000	336,909,000
Securities owned, at fair value	18,687,000	3,204,000
Total Current assets	750,124,000	705,376,000
Deposits with broker-dealers and clearing organizations	1,478,000	1,311,000
Property, office facilities, and equipment, net	9,305,000	8,328,000
Software, net	1,701,000	991,000
Lease right-of-use assets	3,045,000	2,222,000
Equity method investment in related party	—	2,584,000
Investments, cost	—	850,000
Deferred tax assets	3,504,000	4,397,000
Goodwill	1,989,000	1,989,000
Total Assets	$771,146,000	$728,048,000

LIABILITIES AND EQUITY
Liabilities
Current liabilities
Payables to customers	$270,221,000	$321,391,000
Payables to non-customers	991,000	11,506,000
Drafts payable	1,016,000	2,384,000
Payables to broker-dealers and clearing organizations	3,446,000	660,000
Accounts payable and accrued liabilities	4,102,000	2,507,000
Taxes payable	2,496,000	1,052,000
Securities loaned	408,395,000	327,180,000
Securities sold, not yet purchased, at fair value	1,000	2,000
Current portion of lease liabilities	846,000	1,158,000
Current portion of long-term debt	84,000	1,073,000
Current portion of deferred contract incentive	733,000	808,000
Total Current liabilities	692,331,000	669,721,000
Lease liabilities, less current portion	2,376,000	1,245,000
Long-term debt, less current portion	4,249,000	5,974,000
Deferred contract incentive, less current portion	625,000	1,188,000
Total Liabilities	699,581,000	678,128,000

Commitments and Contingencies
Equity
Stockholders’ equity
Common stock, $.01 par value; 100,000,000 shares authorized; 40,580,936 shares issued and 39,580,936 shares outstanding as of September 30, 2023, respectively. 32,505,329 shares issued and outstanding as of December 31, 2022.	406,000	325,000
Treasury stock, at cost; 1,000,000 and 0 shares held as of September 30, 2023 and December 31, 2022, respectively	(2,510,000)	—
Additional paid-in capital	45,016,000	29,642,000
Retained earnings	27,642,000	18,982,000
Total Stockholders’ equity	70,554,000	48,949,000
Noncontrolling interests	1,011,000	971,000
Total Equity	71,565,000	49,920,000
Total Liabilities and Equity	$771,146,000	$728,048,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Commissions and fees	$1,986,000	$1,750,000	$5,839,000	$5,943,000
Interest, marketing and distribution fees	7,194,000	5,204,000	21,583,000	10,717,000
Principal transactions and proprietary trading	3,753,000	953,000	9,207,000	1,767,000
Market making	223,000	723,000	836,000	2,022,000
Stock borrow / stock loan	4,008,000	4,183,000	11,963,000	11,909,000
Advisory fees	506,000	437,000	1,421,000	1,420,000
Other income	380,000	1,086,000	963,000	2,589,000
Total Revenue	18,050,000	14,336,000	51,812,000	36,367,000

Expenses
Employee compensation and benefits	8,723,000	7,290,000	23,770,000	21,752,000
Clearing fees, including execution costs	581,000	398,000	1,265,000	1,267,000
Technology and communications	827,000	1,214,000	2,409,000	3,374,000
Other general and administrative	1,108,000	1,072,000	3,320,000	2,939,000
Data processing	725,000	932,000	2,317,000	2,135,000
Rent and occupancy	467,000	562,000	1,436,000	1,491,000
Professional fees	979,000	874,000	3,060,000	2,602,000
Depreciation and amortization	265,000	240,000	716,000	760,000
Interest expense	40,000	108,000	222,000	335,000
Advertising and promotion	62,000	58,000	52,000	230,000
Total Expenses	13,777,000	12,748,000	38,567,000	36,885,000

Operating income (loss)	4,273,000	1,588,000	13,245,000	(518,000)

Impairment of investments	—	—	(1,035,000)	—
Earnings of (loss from) equity method investment in related party	—	(148,000)	111,000	67,000
Non-operating income (loss)	—	(148,000)	(924,000)	67,000

Income (loss) before provision for (benefit from) income taxes	4,273,000	1,440,000	12,321,000	(451,000)
Provision for (benefit from) income taxes	1,516,000	473,000	3,621,000	(836,000)
Net income	2,757,000	967,000	8,700,000	385,000
Less net income (loss) attributable to noncontrolling interests	(4,000)	(85,000)	40,000	(405,000)
Net income available to common stockholders	$2,761,000	$1,052,000	$8,660,000	$790,000

Net income available to common stockholders per share of common stock
Basic and diluted	$0.07	$0.03	$0.24	$0.02

Weighted average shares outstanding
Basic and diluted	39,678,762	32,403,235	36,224,313	32,419,398

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance – January 1, 2022	32,403,235	$324,000	—	$—	$27,967,000	$20,972,000	$49,263,000	$1,243,000	$50,506,000
Issuance and transfers of RISE membership interests	—	—	—	—	1,573,000	—	1,573,000	1,841,000	3,414,000
Net loss	—	—	—	—	—	(973,000)	(973,000)	(119,000)	(1,092,000)
Balance – March 31, 2022	32,403,235	$324,000	—	$—	$29,540,000	$19,999,000	$49,863,000	$2,965,000	$52,828,000
Net income (loss)	—	—	—	—	—	711,000	711,000	(201,000)	510,000
Balance – June 30, 2022	32,403,235	$324,000	—	$—	$29,540,000	20,710,000	$50,574,000	$2,764,000	$53,338,000
Termination of agreement with technology partner	—	—	193,906	(293,000)	—	—	(293,000)	—	(293,000)
Share-based compensation	138,000	1,000	—	—	233,000	—	234,000	—	234,000
Net income (loss)	—	—	—	—	—	1,052,000	1,052,000	(85,000)	967,000
Balance – September 30, 2022	32,541,235	$325,000	193,906	$(293,000)	$29,773,000	$21,762,000	$51,567,000	$2,679,000	$54,246,000

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance – January 1, 2023	32,505,329	$325,000	—	$—	$29,642,000	$18,982,000	$48,949,000	$971,000	$49,920,000
Net income	—	—	—	—	—	3,196,000	3,196,000	19,000	3,215,000
Balance – March 31, 2023	32,505,329	$325,000	—	$—	$29,642,000	$22,178,000	$52,145,000	$990,000	$53,135,000
Kakaopay transaction, net of issuance cost	8,075,607	81,000	—	—	15,374,000	—	15,455,000	—	15,455,000
Net income	—	—	—	—	—	2,703,000	2,703,000	25,000	2,728,000
Balance – June 30, 2023	40,580,936	$406,000	—	$—	$45,016,000	$24,881,000	$70,303,000	$1,015,000	$71,318,000
Reacquisition of shares outstanding	—	—	1,000,000	(2,510,000)	—	—	(2,510,000)	—	(2,510,000)
Net income (loss)	—	—	—	—	—	2,761,000	2,761,000	(4,000)	2,757,000
Balance – September 30, 2023	40,580,936	$406,000	1,000,000	$(2,510,000)	$45,016,000	$27,642,000	$70,554,000	$1,011,000	$71,565,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$8,700,000	$385,000
Adjustments to reconcile net income to net cash (used in) operating activities:
Deferred income tax expense / (benefit)	893,000	(22,000)
Depreciation and amortization	716,000	760,000
Net lease liabilities	(4,000)	(74,000)
Earnings of equity method investment in related party	(111,000)	(67,000)
Impairment of investments	1,035,000	—
Share-based compensation	—	234,000

Changes in
Receivables from customers	(19,704,000)	19,721,000
Receivables from non-customers	70,000	19,000
Receivables from and deposits with broker-dealers and clearing organizations	561,000	4,285,000
Securities borrowed	(68,015,000)	324,494,000
Securities owned, at fair value	(15,483,000)	523,000
Prepaid expenses and other assets	(190,000)	(823,000)
Prepaid service contract	—	711,000
Payables to customers	(51,170,000)	(54,067,000)
Payables to non-customers	(10,515,000)	(8,081,000)
Drafts payable	(1,368,000)	(496,000)
Payables to broker-dealers and clearing organizations	2,786,000	188,000
Accounts payable and accrued liabilities	1,594,000	(1,824,000)
Securities loaned	81,215,000	(313,034,000)
Securities sold, not yet purchased, at fair value	(1,000)	(13,000)
Taxes payable	1,444,000	(855,000)
Deferred contract incentive	(638,000)	(621,000)
Cloud computing implementation	(776,000)	—
Net cash (used in) operating activities	(68,961,000)	(28,657,000)

Cash Flows From Investing Activities
Distribution from equity method investment in related party	—	172,000
Purchase of office facilities and equipment	(241,000)	(165,000)
Purchase of software	(246,000)	(379,000)
Build out of property	(1,140,000)	(892,000)
Net cash (used in) investing activities	(1,627,000)	(1,264,000)

Cash Flows From Financing Activities
Issuance of RISE membership interests	—	600,000
Transfers of RISE membership interests	—	240,000
Kakaopay issuance cost	(1,589,000)	—
Shares issued for Kakaopay transaction	17,363,000	—
Repayments of notes payable – related party	—	(1,470,000)
Repayments of long-term debt	(2,714,000)	(411,000)
Net cash provided by (used in) financing activities	13,060,000	(1,041,000)

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	(57,528,000)	(30,962,000)
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	299,838,000	330,584,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$242,310,000	$299,622,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of period	$4,932,000	$4,489,000
Cash and securities segregated for regulatory purposes - end of period	237,378,000	295,133,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$242,310,000	$299,622,000

Supplemental cash flow information
Cash paid during the period for income taxes	$1,284,000	$42,000
Cash paid during the period for interest	$222,000	$335,000

Non-cash investing and financing activities
Treasury stock (1)	$(2,500,000)	$(293,000)
Kakaopay issuance cost (2)	$318,000	$—
Transfers of RISE membership interests (3)	$—	$2,880,000
Purchase of equity method investment in related party, net of cash paid of $350,000 (1)	$—	$650,000

(1)	Refer to Note 3 – Transactions with Tigress and Hedge Connection for further detail.
(2)	Refer to Note 5 – Kakaopay Transaction for further detail.
(3)	Refer to Note 4 – RISE for further detail.

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

The Company is headquartered in Miami Beach, FL with primary operations in Florida, New Jersey, and California. The Company has 12 branch offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company’s revenues for the three and nine months ended September 30, 2023 and 2022 were derived from its operations in the U.S.

As of September 30, 2023, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

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

Principles of Consolidation

The financial statements include the accounts of Siebert and its wholly-owned and majority-owned consolidated subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated. For the period of March 31, 2022 to October 18, 2022, the Company determined that RISE was a variable interest entity (“VIE”) for which the Company was the primary beneficiary. As discussed in more detail in Note 4 – RISE, as of October 18, 2022, the Company’s ownership in RISE increased to 68% and therefore, the Company continued to consolidate RISE under the voting interest model (“VOE model”). The Company’s ownership in RISE remained 68% as of September 30, 2023.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2022 Form 10-K. During the three and nine months ended September 30, 2023, there were no significant changes made to the Company’s significant accounting policies.

2. New Accounting Standards

The Company did not adopt any new accounting standards during the three and nine months ended September 30, 2023. In addition, the Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of September 30, 2023.

3. Transactions with Tigress and Hedge Connection

In 2021 and 2022, the Company entered into agreements and subsequent reorganization agreements and termination agreements with Tigress Holdings, LLC (“Tigress”) and Hedge Connection, LLC (“Hedge Connection”). Refer to Note 3 – Transactions with Tigress and Hedge Connection in the Company’s 2022 Form 10-K and Note 12 – Equity Method Investment in Related Party in this Report for more detail on these transactions and information that impacted the periods presented.

On January 21, 2022, the Company purchased Hedge Connection for $1,000,000, of which $400,000 was noncash consideration and $600,000 was a note payable. The Company paid off $350,000 of its note payable to Hedge Connection during the nine months ended September 30, 2022.

On July 10, 2023, the Company entered into a Share Redemption Agreement with Cynthia DiBartolo, CEO of Tigress, pursuant to which the Company repurchased from Ms. DiBartolo one million shares of its common stock held by Ms. DiBartolo in exchange for conveying to Ms. DiBartolo the Company’s 17% interest in Tigress. Refer to Siebert’s Current Report on Form 8-K filed on July 14, 2023, incorporated herein by reference, and Note 12 – Equity Method Investment in Related Party in this Report for more detail on these transactions and information that impacted the periods presented.

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

As a result of transactions described in Note 3 – Transactions with Tigress and Hedge Connection, Siebert’s ownership in RISE increased to 68%, and therefore Siebert continued to consolidate RISE from October 18, 2022 through December 31, 2022 under the VOE model. There have been no further transactions completed by the Company related to RISE’s membership interests for the three and nine months ended September 30, 2023.

As of September 30, 2023, RISE reported assets of $1.4 million and no liabilities. As of December 31, 2022, RISE reported assets of $1.3 million and liabilities of $0.1 million. There are no restrictions on RISE’s assets.

5. Kakaopay Transaction

On April 27, 2023, Siebert entered into a Stock Purchase Agreement with Kakaopay (the “First Tranche Stock Purchase Agreement”), pursuant to which Siebert agreed to issue to Kakaopay Corporation (“Kakaopay”), a company established under the Laws of the Republic of Korea and a fintech subsidiary of Korean-based conglomerate Kakao Corp., 8,075,607 shares of Siebert’s common stock (the “First Tranche Shares” and, such transaction, the “First Tranche”) at a per share price of Two Dollars Fifteen Cents ($2.15), which represented 19.9% of the outstanding equity securities of Siebert on a fully diluted basis (taking into account the issuance of the First Tranche Shares). The First Tranche closed on May 18, 2023.

Concurrent with the execution of the First Tranche Stock Purchase Agreement, Siebert and Kakaopay entered into a second Stock Purchase Agreement (the “Second Tranche Stock Purchase Agreement” and, together with the First Tranche Stock Purchase Agreement, the “Stock Purchase Agreements”), pursuant to which Siebert agreed to issue to Kakaopay an additional 25,756,470 shares of Siebert’s common stock (the “Second Tranche Shares” and, such transaction, the “Second Tranche”) at a per share price of Two Dollars Thirty Five Cents ($2.35), so that Kakaopay will own 51% of the outstanding equity securities of Siebert on a fully diluted basis (taking into account the issuance of the First Tranche Shares and the Second Tranche Shares). The consummation of the Second Tranche is subject to a number of conditions, which have not yet been satisfied as of the date of this Report. The conditions to Kakaopay’s obligation to close the Second Tranche include, among others, (i) the affirmative vote of a majority of the outstanding shares of Siebert’s common stock and the affirmative vote of the holders of a majority of the outstanding shares of Siebert’s common stock not beneficially owned, directly or indirectly, by certain family members related to Directors John J. Gebbia and Gloria E. Gebbia (“Gebbia Stockholders”), Kakaopay or any of their respective affiliates, (ii) approval by FINRA, (iii) favorable completion of the review by the Committee on Foreign Investment in the United States (“CFIUS”), (iv) certain performance conditions relating to order execution and the execution of employment and consulting agreements for key personnel of Siebert and MSCO, (v) the approvals in connection to the filing of an overseas direct investment report as required under the Foreign Exchange Transactions Act of the Republic of Korea, and, if applicable in accordance with applicable law, any antitrust report or filing with the Korea Fair Trade Commission shall have been obtained or provided, (vi) the listing by Siebert of the Second Tranche Shares on the Nasdaq Capital Market, (vii) the accuracy of certain representations and warranties of Siebert as of the closing of the Second Tranche, (viii) the absence of any material adverse effect having occurred with respect to Siebert between April 27, 2023 and the closing of the Second Tranche, and (ix) the performance by Siebert of all covenants, agreements and obligations required to be performed by it prior to the closing of the Second Tranche. The conditions to Siebert’s obligation to close the Second Tranche include, among others, (i) the affirmative vote of the holders of a majority of the outstanding shares of Siebert’s common stock not beneficially owned, directly or indirectly, by the Gebbia Stockholders, Kakaopay or any of their respective affiliates, (ii) approval by FINRA, (iii) favorable completion of the review by CFIUS, (iv) the accuracy of certain representations and warranties of Kakaopay as of the closing of the Second Tranche, (v) the absence of any material adverse effect having occurred with respect to Kakaopay between April 27, 2023 and the closing of the Second Tranche, and (vi) the performance by Kakaopay of all covenants, agreements and obligations required to be performed by it prior to the closing of the Second Tranche. Refer to the Company’s Current Report on Form 8-K filed on May 3, 2023, incorporated herein by reference, for further detail regarding this transaction.

Since the closing of the First Tranche, Korean authorities have taken action against Kakaopay, its parent company, Kakao Corp., and their affiliates. In addition, Kakao Corp., recently announced that it will establish an independent compliance committee for Kakao Corp. and its subsidiaries to address what it described as the current crisis at Kakao Corp. and its subsidiaries. Siebert believes these events have had a material adverse effect on both Kakaopay and its ability to perform its obligations under the Second Tranche Stock Purchase Agreement and consummate the transactions contemplated therein. Accordingly, on November 11, 2023, Siebert delivered a notice to Kakaopay stating that a material adverse effect had occurred with respect to Kakaopay and that, as a result, Siebert’s conditions to closing will not be satisfied. The notice also specified that Kakaopay has indicated that it has no intention of satisfying the conditions precedent to Siebert preparing the proxy statement contemplated by the Second Tranche Stock Purchase Agreement. Siebert is considering its rights and obligations under the Second Tranche Stock Purchase Agreement, including evaluating whether and under what circumstances the Second Tranche Stock Purchase Agreement might be terminated, and has reserved all of its rights and remedies, including Siebert’s right to assert that Kakaopay has materially breached a number of covenants in the Second Tranche Stock Purchase Agreement. On November 12, 2023, Kakaopay delivered a letter in response to the notice that expressed Kakaopay’s disagreement with the statements in the notice. As a result of the foregoing, Siebert has incurred and may incur additional legal expenses evaluating these matters, the amount of which is uncertain as of the date hereof.

As of December 31, 2022, the Company capitalized deferred issuance costs related to this transaction of $318,000, which was recorded within the line item “Prepaid expenses and other assets” in the statements of financial condition. At the time of the issuance, the total deferred issuance cost of $1,907,000 related to this transaction was reclassified as a reduction to “Additional paid-in capital” in stockholders’ equity in the statements of financial condition. During the nine months ended September 30, 2023, the Company recognized $1,589,000 of issuance costs related to this transaction.

During the three and nine months ended September 30, 2023, the Company incurred deferred issuance costs related to the Second Tranche of $58,000, which was recorded within the line item “Prepaid expenses and other assets” in the statements of financial condition.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company (“BCW”), to purchase 403,780 shares of common stock of the Company held by Ms. Gebbia at an exercise price of $2.15 per share. Ms. Gebbia issued the warrant pursuant to that certain agreement, dated March 27, 2023, by and among Ms. Gebbia, the Company and BCW relating to the investment by Kakaopay in the Company.

6. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of September 30, 2023	As of December 31, 2022
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$7,277,000	$8,187,000
Goldman Sachs & Co. LLC (“GSCO”)	34,000	31,000
Pershing Capital	—	96,000
National Financial Services, LLC (“NFS”)	1,988,000	2,006,000
Securities fail-to-deliver	469,000	3,000
Globalshares	76,000	82,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$9,844,000	$10,405,000
Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$2,695,000	$396,000
Payables to broker-dealers	751,000	264,000
Total Payables to broker-dealers and clearing organizations	$3,446,000	$660,000

(1)	Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of September 30, 2023 and December 31, 2022, MSCO had shares of DTCC common stock valued at approximately $1,236,000 and $1,054,000, respectively, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.0 million in its brokerage account at MSCO as of September 30, 2023. The resulting asset of RISE and liability of MSCO is eliminated in consolidation. The Company terminated its clearing relationships with GSCO and Pershing in 2022.

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

As part of the termination, in September 2022, the technology partner returned 193,906 shares of the Company’s common stock previously issued and agreed to pay the Company a total of $950,000. The Company recorded amortization of prepaid service contract assets of $357,000 and $711,000 for the three and nine months ended September 30, 2022, respectively, which is included in the line item “Technology and communications” in the statements of operations. The Company recorded consulting fee income of $867,000 and $1,700,000 for the three and nine months ended September 30, 2022, respectively, which is recorded in “Other income” in the statements of operations. The Company did not record consulting fee income or amortization of prepaid service contract assets for the three and nine months ended September 30, 2023.

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

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$118,101,000	$—	$—	$118,101,000

Securities owned, at fair value
U.S. government securities	$17,875,000	$—	$—	$17,875,000
Certificates of deposit	—	113,000	—	113,000
Municipal securities	—	319,000	—	319,000
Corporate bonds	—	131,000	—	131,000
Equity securities	117,000	132,000	—	249,000
Total Securities owned, at fair value	$17,992,000	$695,000	$—	$18,687,000
Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$1,000	$—	$—	$1,000
Total Securities sold, not yet purchased, at fair value	$1,000	$—	$—	$1,000

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$140,978,000	$—	$—	$140,978,000

Securities owned, at fair value
U.S. government securities	$2,808,000	$—	$—	$2,808,000
Certificates of deposit	—	92,000	—	92,000
Municipal securities	—	52,000	—	52,000
Corporate bonds	—	7,000	—	7,000
Equity securities	63,000	182,000	—	245,000
Total Securities owned, at fair value	$2,871,000	$333,000	$—	$3,204,000
Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$2,000	$—	$—	$2,000
Total Securities sold, not yet purchased, at fair value	$2,000	$—	$—	$2,000

The Company had U.S. government securities with the below market values and maturity dates for the periods indicated:

As of September 30, 2023
Market value of U.S. government securities portfolio
Maturing in 2023	$67,245,000
Maturing in 2024	64,505,000
Maturing in 2025	3,918,000
Accrued interest	308,000
Total Market value of U.S. government securities portfolio	$135,976,000

As of December 31, 2022
Market value of U.S. government securities portfolio
Maturing in 2023	$106,873,000
Maturing in 2024	36,506,000
Accrued interest	408,000
Total Market value of U.S. government securities portfolio	$143,787,000

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

	As of September 30, 2023	As of December 31, 2022
Equity method investment in related party	$—	$2,584,000

As a result of the 2022 transaction discussed in Note 3 – Transactions with Tigress and Hedge Connection, the Company recognized an impairment charge for its investment in Tigress of approximately $4,015,000 for the year ended December 31, 2022. The fair value of the Company’s investment in Tigress was determined using the income and market approach. For the income approach, the Company utilized estimated discounted future cash flow expected to be generated by Tigress. For the market approach, the Company utilized market multiples of revenue and earnings derived from comparable publicly-traded companies.

As a result of the 2023 transaction discussed in Note 3 – Transactions with Tigress and Hedge Connection, the Company recognized an impairment charge for its investment in Tigress of approximately $185,000 during the nine months ended September 30, 2023, which is included in “Impairment of investments” in the statements of operations. The fair value of the Company’s investment in Tigress was determined using observed current market prices of Tigress’ membership interests that were below the Company’s carrying value of its equity investment in Tigress. Following the 2023 transaction discussed in Note 3 – Transactions with Tigress and Hedge Connection, the Company had no remaining interest in Tigress.

Financial Assets and Liabilities Not Carried at Fair Value

The following represents financial instruments in which the ending balances as of September 30, 2023 and December 31, 2022 are not carried at fair value in the statements of financial condition:

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents as well as cash and securities segregated for regulatory purposes, are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. The Company had no cash equivalents for regulatory purposes as of September 30, 2023 and December 31, 2022. Securities segregated for regulatory purposes consist solely of U.S. government securities and are included in the fair value hierarchy table above. Cash and cash equivalents and cash and securities segregated for regulatory purposes are classified as level 1.

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

Investments, cost: The Company’s non-marketable equity securities are investments in privately held companies without readily determinable market values due to the absence of quoted market prices, the inherent lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. As there is no readily determinable fair value, the carrying amount of these investments minus impairment approximates the fair value. The cost will be adjusted upwards or downwards in accordance with observable market transactions. Under the fair value hierarchy, investments, cost is classified as level 3.

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

9. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of September 30, 2023	As of December 31, 2022
Property	$6,815,000	$6,815,000
Office facilities	3,806,000	2,616,000
Equipment	864,000	674,000
Total Property, office facilities, and equipment	11,485,000	10,105,000
Less accumulated depreciation	(2,180,000)	(1,777,000)
Total Property, office facilities, and equipment, net	$9,305,000	$8,328,000

Total depreciation expense for property, office facilities, and equipment was $168,000 and $102,000 for the three months ended September 30, 2023 and 2022, respectively. Total depreciation expense for property, office facilities, and equipment was $403,000 and $298,000 for the nine months ended September 30, 2023 and 2022, respectively.

Miami Office Building

On December 30, 2021, the Company purchased an office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space and serves as the headquarters of the Company.

Depreciation expense commenced in April 2023 when the Miami office building was completed and placed in service. The Company invested $299,000 and $296,000 in the three months ended September 30, 2023 and 2022, respectively, to build out the Miami office building. The Company invested $1,140,000 and $892,000 in the nine months ended September 30, 2023 and 2022 respectively, to build out the Miami office building.

10. Software, Net

Software consisted of the following as of the periods indicated:

	As of September 30, 2023	As of December 31, 2022
Robo-advisor	$763,000	$763,000
Other software	4,365,000	3,342,000
Total Software	5,128,000	4,105,000
Less accumulated amortization – robo-advisor	(763,000)	(763,000)
Less accumulated amortization – other software	(2,664,000)	(2,351,000)
Total Software, net	$1,701,000	$991,000

In the fourth quarter of 2022, the Company partnered with a technology partner to develop a new retail trading platform for the Company’s customers and integrate this platform into the Company’s operations. The total capitalized software development work related to this project was $1,133,000 as of September 30, 2023, of which $219,000 and $776,000 was capitalized during the three and nine months ended September 30, 2023, respectively.

Total amortization of software was $98,000 and $138,000 for the three months ended September 30, 2023 and 2022, respectively. Total amortization of software was $312,000 and $461,000 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company estimates future amortization of software assets of $176,000, $684,000, $537,000, and $304,000 in the years ended December 31, 2023, 2024, 2025, and 2026, respectively.

11. Leases

As of September 30, 2023, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2023 through 2028. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the statements of financial condition and the below tables display further detail on the Company’s leases.

On July 7, 2023, the Company entered into a new lease agreement expiring in December 2028 for office space in the World Financial Center in New York City. This office will replace the New Jersey office as one of the Company’s key operating centers and the total commitment of the lease is approximately $2.1 million. The estimated build out cost for this office space is approximately $500,000.

Lease Term and Discount Rate	As of September 30, 2023	As of December 31, 2022
Weighted average remaining lease term – operating leases (in years)	3.9	2.7
Weighted average discount rate – operating leases	6.7%	5.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$356,000	$283,000	$965,000	$1,008,000
Short-term lease cost	67,000	151,000	346,000	228,000
Variable lease cost	44,000	128,000	125,000	255,000
Total Rent and occupancy	$467,000	$562,000	$1,436,000	$1,491,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$315,000	$299,000	$969,000	$1,074,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$1,693,000	$152,000	$1,693,000	$754,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of September 30, 2023 were as follows:

Year	Amount
2023	$287,000
2024	938,000
2025	861,000
2026	694,000
2027	520,000
2028	443,000
Remaining balance of lease payments	3,743,000
Less: difference between undiscounted cash flows and discounted cash flows	521,000
Lease liabilities	$3,222,000

12. Equity Method Investment in Related Party

Transaction with Tigress

On November 16, 2021, the Company entered into an agreement with Tigress and a subsequent reorganization agreement with Tigress on October 18, 2022. Refer to Note 3 – Transactions with Tigress and Hedge Connection in the Company’s 2022 Form 10-K for further detail.

As a result of the reorganization agreement with Tigress on October 18, 2022, the Company’s ownership interest of Tigress decreased from 24% to 17%. Based on the level of the Company’s ownership of Tigress, the Company concluded that it was still able to exercise significant influence over Tigress following the reorganization agreement. Therefore, the Company continued to account for this investment under the equity method of accounting through the Company’s sale of its interest in Tigress on July 10, 2023.

On July 10, 2023, the Company entered into a Share Redemption Agreement with Cynthia DiBartolo, pursuant to the Share Redemption Agreement, the Company repurchased from Ms. DiBartolo one million (1,000,000) of its common stock held by Ms. DiBartolo in exchange for conveying to Ms. DiBartolo the Company’s 17% interest in Tigress. The Company has accounted for the Share Redemption Agreement as a sale of a financial asset in accordance with ASC 860. As the one million shares of Company common stock that the Company received from Ms. DiBartolo had a fair value equal to the fair value of the Company’s 17% interest in Tigress sold to Ms. DiBartolo, no gain or loss was recognized as a result of the transaction. Following the transaction, the Company had no remaining interest in Tigress.

For the three months ended September 30, 2023 and 2022, the loss recognized from the Company’s investment in Tigress was $0 and $148,000, respectively. For the nine months ended September 30, 2023 and 2022, the earnings recognized from the Company’s investment in Tigress were $111,000 and $67,000, respectively. The Company received cash distributions from Tigress of $0 and $172,000 during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the carrying amount of the Company’s investment in Tigress was $0 and $2,584,000, respectively.

Below is a table showing the summary of the consolidated statements of operations and financial condition for Tigress based on the most recent financials prior to the transaction on July 10, 2023 (unaudited):

	Six Months Ended June 30,
	2023	2022
Revenue	$4,025,000	$5,732,000
Operating income	$650,000	$823,000
Net income	$650,000	$823,000

	As of
	June 30, 2023	December 31, 2022
Assets	$8,795,000	$8,169,000
Liabilities	$5,821,000	$5,301,000
Stockholders’ Equity	$2,974,000	$2,868,000

13. Investments, Cost

As of both September 30, 2023 and December 31, 2022, the Company maintained a 2% ownership interest in a retail platform (“Retail Platform”).

In June 2023, in view of the Retail Platform’s business performance and near-term business outlook that were below the Company’s previous expectations, as well as observed market transactions of the Retail Platform’s equity that were below the carrying value of the Company’s investment of the Retail Platform, the Company determined that an other than temporary impairment existed. For the three months ended September 30, 2023, the Company did not recognize an impairment charge for its investment in the Retail Platform. For the nine months ended September 30, 2023, the Company recognized an impairment charge for its investment in the Retail Platform of $850,000. The impairment loss was included in “Impairment of investments” in the statements of operations for the nine months ended September 30, 2023.

14. Goodwill

As of both September 30, 2023 and December 31, 2022, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of RISE. As of September 30, 2023, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized during the three and nine months ended September 30, 2023 and 2022. Additionally, the Company determined there was not a material risk for future possible impairments to goodwill as of the date of the assessment.

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

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of September 30, 2023, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of September 30, 2023 were as follows:

Amount
2023	$22,000
2024	84,000
2025	88,000
2026	91,000
Thereafter	4,048,000
Total	$4,333,000

The interest expense related to this mortgage was $40,000 and $39,000 for the three months ended September 30, 2023, and 2022, respectively. The interest expense related to this mortgage was $119,000 and $104,000 for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, the interest rate for this mortgage was 3.6%.

Loan with East West Bank

On July 22, 2020, the Company entered into a loan and security agreement with East West Bank. In accordance with the terms of this agreement, the Company borrowed $5.0 million and paid off the full remaining balance of the loan of approximately $2.7 million in the second quarter of 2023. Refer to Note 13 – Long-Term Debt in the Company’s 2022 Form 10-K for more information.

16. Deferred Contract Incentive

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extended the term of the arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025.

As part of this agreement, the Company received a one-time business development credit of $3 million from NFS which was recorded in the line item “Deferred contract incentive” on the statements of financial condition. This credit will be recognized as contra expense over the term of the agreement in the line item “Clearing fees, including execution costs” on the statements of operations. The Company recognized $213,000 and $196,000 in contra expense for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $637,000 and $621,000 in contra expense for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the balance of the deferred contract incentive was $1.4 million and $2.0 million, respectively.

17. Revenue Recognition

Refer to Note 2 – Summary of Significant Accounting Policies in Company’s 2022 Form 10-K for detail on the Company’s primary sources of revenue and the corresponding accounting treatment. Information related to items that impact certain revenue streams within the periods presented is shown below.

Principal Transactions and Proprietary Trading

In 2022, the Company invested in treasury bill and treasury notes, which are primarily in the line item “Cash and securities segregated for regulatory purposes” on the statements of financial condition, in order to enhance its yield on its excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss on the Company’s U.S. government securities portfolio. The Company continuously invests in treasury bills and treasury notes as part of its normal operations to meet deposit requirements. The aggregate unrealized loss on the portfolio of approximately $1.3 million as of September 30, 2023 will be returned over the duration of the government securities, at a point no later than the maturity of the securities. Refer to Note 8 – Fair Value Measurements for additional detail.

The following table represents detail related to principal transactions and proprietary trading.

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$2,657,000	$2,340,000	$317,000
Unrealized gain (loss) on portfolio of U.S. government securities	1,096,000	(1,387,000)	2,483,000
Total Principal transactions and proprietary trading	$3,753,000	$953,000	$2,800,000

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$6,642,000	$5,956,000	$686,000
Unrealized gain (loss) on portfolio of U.S. government securities	2,565,000	(4,189,000)	6,754,000
Total Principal transactions and proprietary trading	$9,207,000	$1,767,000	$7,440,000

Stock Borrow / Stock Loan

For the three and nine months ended September 30, 2023, stock borrow / stock loan revenue was $4,008,000 ($13,000,000 gross revenue less $8,992,000 expenses) and $11,963,000 ($34,300,000 gross revenue less $22,337,000 expenses), respectively. For the three and nine months ended September 30, 2022, stock borrow / stock loan revenue was $4,183,000 ($9,921,000 gross revenue minus $5,738,000 expenses) and $11,909,000 ($26,222,000 gross revenue less $14,313,000 expenses), respectively.

18. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2023, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the with the exception of investments that are expected to generate a capital loss when realized and certain state net operating losses.

For the three months ended September 30, 2023, the Company recorded an income tax provision of $1,516,000 on pre-tax book income of $4,273,000. For the nine months ended September 30, 2023, the Company recorded an income tax provision of $3,621,000 on pre-tax book income of $12,321,000. The effective tax rate for the three and nine months ended September 30, 2023 was 35% and 29% respectively. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes including the impact of finalizing the prior year tax filings.

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

As of both September 30, 2023 and December 31, 2022, the Company recorded an uncertain tax position of $1,596,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

19. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of September 30, 2023, MSCO’s net capital was $54.1 million, which was approximately $52.3 million in excess of its required net capital of $1.8 million, and its percentage of aggregate debit balances to net capital was 60.50%.

As of December 31, 2022, MSCO’s net capital was $30.6 million, which was approximately $29.2 million in excess of its required net capital of $1.4 million, and its percentage of aggregate debit balances to net capital was 44.49%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of September 30, 2023, MSCO had cash and securities deposits of $236.2 million (cash of $118.1 million, securities with a fair value of $118.1 million) in the special reserve accounts which was $26.1 million in excess of the deposit requirement of $210.1 million. After adjustments for deposit(s) and / or withdrawal(s) made on October 2, 2023, MSCO had $2.0 million in excess of the deposit requirement.

As of December 31, 2022, MSCO had cash and securities deposits of $276.2 million (cash of $135.2 million, securities with a fair value of $141.0 million) in the special reserve accounts which was $11.9 million in excess of the deposit requirement of $264.3 million. The Company made no subsequent deposits or withdrawals on January 3, 2023.

As of September 30, 2023, the Company was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of September 30, 2023, the Company had $1.2 million in the special reserve account which was approximately $0.2 million in excess of the deposit requirement of approximately $1.0 million. The Company made no subsequent deposits or withdrawals on October 2, 2023. As of December 31, 2022, the Company did not hold any proprietary accounts of introducing broker-dealers.

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

As of September 30, 2023, RISE’s regulatory net capital was approximately $1.2 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2022, RISE’s regulatory net capital was approximately $1.2 million which was $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1.

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

As of September 30, 2023, the Company had margin loans extended to its customers of approximately $359.3 million, of which $71.8 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2022, the Company had margin loans extended to its customers of approximately $365.4 million, of which $52.1 million is in the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three and nine months ended September 30, 2023 and 2022.

21. Commitments, Contingencies, and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. As of September 30, 2023, all legal matters are without merit or involve amounts which would not have a material impact on the Company’s results of operations or financial position.

Overnight Financing

As of both September 30, 2023 and December 31, 2022, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on this line of credit. On May 23, 2022, MSCO increased its principal amount for this line of credit from $15 million to $25 million.

At the Market Offering

On May 27, 2022, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading as agent, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock having an aggregate offering amount of up to $9.6 million under the Company’s shelf registration statement on Form S-3. The Company is not obligated to make any sales of shares under the Sales Agreement. The Company agreed to pay JonesTrading a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares. The Company or JonesTrading may suspend or terminate the offering upon notice to the other party and subject to other conditions. Whether the Company sells securities under the Sales Agreement will depend on a number of factors, including the market conditions at that time, the Company’s cash position at that time and the availability and terms of alternative sources of capital. For the three and nine months ended September 30, 2023 and 2022, the Company did not sell any shares pursuant to this Sales Agreement.

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

For the three and nine months ended September 30, 2023 and 2022, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

Technology Vendor

On March 31, 2023, the Company entered into an agreement with a technology vendor for certain development projects. As of September 30, 2023, the total budget for this project was approximately $1.1 million over a term of 2 years. For the three and nine months ended September 30, 2023, we incurred $214,000 in expenses related to this project.

General Contingencies

The Company’s general contingencies are included in Note 22 – Commitments, Contingencies, and Other in the Company’s 2022 Form 10-K. Other than the below, there have been no material updates to the Company’s general contingencies during the three and nine months ended September 30, 2023.

The Company, through its affiliate, Kennedy Cabot Acquisition, LLC (“KCA”), is self-insured with respect to employee health claims. As part of this plan, the Company recognized expenses of $336,000 and $234,000 for the three months ended September 30, 2023 and 2022, respectively. The Company recognized expenses as part of this plan of $782,000 and $1,139,000 for the nine months ended September 30, 2023 and 2022, respectively.

The Company had an accrual of $76,000 as of September 30, 2023, which represents the estimate of future expense to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

As a result of the transaction and recent developments with Kakaopay, the Company has incurred and may incur additional legal expenses evaluating these matters, the amount of which is uncertain as of the date hereof. Refer to Note 5 – Kakaopay Transaction for further detail.

22. Employee Benefit Plans

The Company, through KCA, sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. For 401(k) employee contribution matching, the Company incurred $26,000 and $135,000 of expense for the three and nine months ended September 30, 2023, respectively. The Company did not incur any expense for 401(k) employee contribution matching in 2022.

The Company has an equity incentive plan that provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There were 3 million shares reserved under the equity incentive plan and 2,704,000 shares remained as of September 30, 2023. For the three and nine months ended September 30, 2022, the Company granted 138,000 restricted units that were fully vested upon grant date. The restricted units had a grant date fair value of $1.70 per share and compensation expense of $235,000 was recognized and is included in the line item “Employee compensation and benefits” in the statements of operations both for the three and nine months ended September 30, 2022. The Company did not issue any shares under this plan for the three and nine months ended September 30, 2023.

23. Related Party Disclosures

KCA

KCA is an affiliate of the Company and is under common ownership with the Company. To gain efficiencies and economies of scale with billing and administrative functions, KCA serves as a paymaster for the Company for payroll and related functions, the entirety of which KCA passes through to the subsidiaries of the Company proportionally. In the first quarter of 2023, KCA entered into an agreement with the Company for payroll processing services. The Company incurred $10,000 and $40,000 of expenses related to these services for the three and nine months ended September 30, 2023, respectively.

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., Inc.” and “Siebert” within business activities, which expires in 2025. For the use of these names, KCA passed through to the Company $15,000 and $45,000 for the three and nine months ended September 30, 2023, respectively. There were no costs passed through to the Company for the use of these names in 2022.

Other than the above arrangements, KCA has earned no profit for providing any services to the Company as KCA passes through any revenue or expenses to the Company’s subsidiaries for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, the Company had a payable to KCA for miscellaneous expenses of $11,000 and $4,000, respectively, which are in the line item “Accounts payable and accrued liabilities” on the statements of financial condition.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $8,000 and $7,000 for the three months ended September 30, 2023 and 2022, respectively. Revenue for PW from related parties was $99,000 and $102,000 for the nine months ended September 30, 2023 and 2022, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

On March 31, 2022, Gloria E. Gebbia, a director of the Company, exchanged approximately $2.9 million of the Company’s notes payable to Gloria E. Gebbia for 24% of the outstanding and issued membership interests in RISE.

The Company has entered into various notes payable with Gloria E. Gebbia. The Company paid off this notes payable in 2022 and as such, the Company had no interest expense related to these notes payable in 2023. The Company had interest expense related to these notes payable of $30,000 and $131,000 for the three and nine months ended September 30, 2022, respectively.

Gloria E. Gebbia had extended loans to certain Company employees for the purchase of the Company’s shares. These transactions have not materially impacted the Company’s financial statements.

The sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $748,000 and $820,000 for the three months ended September 30, 2023 and 2022, respectively. The compensation for the sons of Gloria E. Gebbia and John J. Gebbia was in aggregate $1,878,000 and $1,894,000 for the nine months ended September 30, 2023 and 2022, respectively. Part of their compensation includes performance-based payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company, to purchase 403,780 shares of common stock of the Company held by Gloria E. Gebbia at an exercise price of $2.15 per share.

On May 24, 2023, the Board of Directors of the Company appointed John J. Gebbia as Chairman of the Board and Chief Executive Officer.

The Company compensated Gloria E. Gebbia and John J. Gebbia $90,000 each for the nine months ended September 30, 2023 for board of director fees.

On July 1, 2023, Gloria E. Gebbia and John J. Gebbia entered into a consulting agreement with the Company for services. The compensation for the consulting agreement for Gloria E. Gebbia was $30,000 for both the three and nine months ended September 30, 2023. The compensation for the consulting agreement for John J. Gebbia was $125,000 for both the three and nine months ended September 30, 2023.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended September 30, 2023 and 2022, rent expense was $15,000 for this branch office. For both the nine months ended September 30, 2023 and 2022, rent expense was $45,000 for this branch office.

RISE

During the year ended December 31, 2022, RISE issued and Siebert sold membership interests of RISE to Siebert employees, directors and affiliates, refer to Note 4 – RISE for further detail. RISE entered into a clearing arrangement with MSCO and deposited a clearing fund escrow deposit of $50,000 to MSCO and had excess cash of approximately $1.0 million in its brokerage account at MSCO as of September 30, 2023.

Kakaopay and Affiliates

On April 27, 2023, the Company entered into the First Tranche Stock Purchase Agreement, pursuant to which the Company agreed to issue to Kakaopay the First Tranche Shares at a per share price of Two Dollars Fifteen Cents ($2.15). Refer to Note 5 – Kakaopay Transaction for further details on the transaction. MSCO entered into an agreement whereby it would provide an omnibus trading account for Kakaopay’s subsidiary, Kakao Pay Securities Corp., and provide trade execution services to Kakao Pay Securities Corp, subject to compliance with applicable U.S. laws, rules and regulations.

24. Subsequent Events

The Company has evaluated events that have occurred subsequent to September 30, 2023 and through November 14, 2023, the date of the filing of this Report.

On October 20, 2023, the Company relocated its headquarters to 653 Collins Avenue, Miami Beach, FL 33139.

Since the closing of the First Tranche with Kakaopay, there have been numerous developments related to Kakaopay and the transaction with Siebert. Refer to Note 5 – Kakaopay Transaction for further detail.

Based on the Company’s assessment, other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of September 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying financial statements and related notes included under Part I, Item 1 of this Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our 2022 Form 10-K, particularly in Part I, Item 1A – Risk Factors.

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

Transaction with Kakaopay

On April 27, 2023, Siebert entered into the First Tranche Stock Purchase Agreement, pursuant to which Siebert agreed to issue to Kakaopay the First Tranche Shares at a per share price of Two Dollars Fifteen Cents ($2.15), which represented 19.9% of the outstanding equity securities of Siebert on a fully diluted basis (taking into account the issuance of the First Tranche Shares). The First Tranche Stock Purchase Agreement closed on May 18, 2023.

Concurrent with the execution of the First Tranche Stock Purchase Agreement, Siebert and Kakaopay entered into the Second Tranche Stock Purchase Agreement, pursuant to which Siebert agreed to issue to Kakaopay the Second Tranche Shares at a per share price of Two Dollars Thirty Five Cents ($2.35), so that Kakaopay will own 51% of the outstanding equity securities of Siebert on a fully diluted basis (taking into account the issuance of the First Tranche Shares and the Second Tranche Shares). The consummation of the Second Tranche is subject to a number of conditions, which have not yet been satisfied as of the date of this Report. Refer to Note 5 – Kakaopay Transaction for further detail regarding these conditions.

Concurrent with the consummation of the First Tranche, Siebert, Kakaopay, and the Gebbia Stockholders entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) whereby the parties agreed that Siebert’s Board of Directors would consist of seven directors. The parties agreed that following the consummation of the First Tranche, one of the seven directors would be designated by Kakaopay, and six (the “Gebbia Directors”) would be nominated by the Gebbia Stockholders, of whom three shall be independent directors.

Pursuant to the Stockholders’ Agreement, on May 24, 2023, the Board of Directors appointed Shin Ho-cheol, also known as Simon Shin, to the Board of Directors. The Board of Directors at that time also appointed John J. Gebbia as Chairman of the Board and Chief Executive Officer.

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

As of the date of this Report, prior to the close of the Second Tranche, the Gebbia Stockholders are collectively Siebert’s largest stockholders, controlling approximately 43% of Siebert’s outstanding equity securities, under the Stockholders’ Agreement, holding the right to appoint six (6) of Siebert’s seven (7)-member Board of Directors. As discussed above, Kakaopay currently has the right to appoint the seventh director, and exercised that right through the appointment of Simon Shin to the Company’s Board of Directors on May 24, 2023. Upon the closing of the Second Tranche, Kakaopay will own approximately 51% of Siebert’s outstanding equity securities and will have the right to appoint four (4) out of seven (7) directors of the Company’s Board of Directors, while the Gebbia Stockholders will have the right to appoint the remaining three (3) directors. Pursuant to the Stockholders’ Agreement, at all times, three (3) of the seven (7) directors of the Company’s Board of Directors are required to be independent directors in accordance with Nasdaq Listing Rule 5605. Refer to the Company’s Current Report on Form 8-K filed on May 3, 2023, incorporated herein by reference, for further detail regarding this transaction.

Since the closing of the First Tranche, Korean authorities have taken action against Kakaopay, its parent company, Kakao Corp., and their affiliates. In addition, Kakao Corp., recently announced that it will establish an independent compliance committee for Kakao Corp. and its subsidiaries to address what it described as the current crisis at Kakao Corp. and its subsidiaries. Siebert believes these events have had a material adverse effect on both Kakaopay and its ability to perform its obligations under the Second Tranche Stock Purchase Agreement and consummate the transactions contemplated therein. Accordingly, on November 11, 2023, Siebert delivered a notice to Kakaopay stating that a material adverse effect had occurred with respect to Kakaopay and that, as a result, Siebert’s conditions to closing will not be satisfied. The notice also specified that Kakaopay has indicated that it has no intention of satisfying the conditions precedent to Siebert preparing the proxy statement contemplated by the Second Tranche Stock Purchase Agreement. Siebert is considering its rights and obligations under the Second Tranche Stock Purchase Agreement, including evaluating whether and under what circumstances the Second Tranche Stock Purchase Agreement might be terminated, and has reserved all of its rights and remedies, including Siebert’s right to assert that Kakaopay has materially breached a number of covenants in the Second Tranche Stock Purchase Agreement. On November 12, 2023, Kakaopay delivered a letter in response to the notice that expressed Kakaopay’s disagreement with the statements in the notice. As a result of the foregoing, Siebert has incurred and may incur additional legal expenses evaluating these matters, the amount of which is uncertain as of the date hereof.

RISE

RISE was an institutional brokerage for which all its revenue producing customers transitioned to other prime service providers by the first quarter of 2022. The expenses associated with the transition resulted in a loss of $0.2 million and $0.9 million for RISE for the three and nine months ended September 30, 2022, respectively. During 2022, there were various transactions involving the ownership of RISE. Refer to Note 3 – Transactions with Tigress and Hedge Connection and Note 4 – RISE for additional detail.

As part of this transition, Siebert had an agreement with JonesTrading Institutional Service, LLC (“JonesTrading”) whereby JonesTrading pays RISE a percentage of the net revenue produced by certain historical clients of RISE less any related expenses. For the three months ended September 30, 2023 and 2022, this agreement resulted in pre-tax income of $78,000 and $61,000, respectively. For the nine months ended September 30, 2023 and 2022, this agreement resulted in pre-tax income of $232,000 and $137,000, respectively. We do not anticipate the pre-tax income related to this agreement will offset the reduction in pre-tax income from customers that have transitioned to other prime service providers.

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

Client Account Metrics

	As of
	September 30, 2023	December 31, 2022
Retail customer net worth (in billions)	$14.6	$13.5
Retail customer margin debit balances (in billions)	$0.4	$0.4
Retail customer credit balances (in billions)	$0.5	$0.6
Retail customer money market fund value (in billions)	$0.7	$0.6
Retail customer accounts	128,727	122,394

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represents client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represents the number of retail customers

Statements of Operations and Financial Condition

Statements of Operations for the Three Months Ended September 30, 2023 and 2022

Revenue

Commissions and fees for the three months ended September 30, 2023 were $1,986,000 and increased by $236,000 from the corresponding period in the prior year, primarily due to market conditions.

Interest, marketing and distribution fees for the three months ended September 30, 2023 were $7,194,000 and increased by $1,990,000 from the corresponding period in the prior year primarily due to rising interest rates that resulted in an increase in margin interest income and interest income received on U.S. government securities and bank deposits.

Principal transactions and proprietary trading for the three months ended September 30, 2023 were $3,753,000 and increased by $2,800,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

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

We intend to hold our U.S. government securities portfolio to maturity and as such, the aggregate unrealized loss of $1.3 million as of September 30, 2023 will be returned over the duration of the government securities, at a point no later than the maturity of the securities, the latest maturity being April 2025. If the value of our portfolio of U.S. government securities declines further, we will incur further unrealized losses; however, we anticipate this loss to be temporary as we intend to hold our portfolio of U.S. government securities to maturity. We believe that the level invested reduces the risk of having to liquidate the securities prior to maturity.

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$2,657,000	$2,340,000	$317,000
Unrealized gain (loss) on portfolio of U.S. government securities	1,096,000	(1,387,000)	2,483,000
Total Principal transactions and proprietary trading	$3,753,000	$953,000	$2,800,000

Market making for the three months ended September 30, 2023 was $223,000 and decreased by $500,000 from the corresponding period in the prior year, primarily due to market conditions.

Stock borrow / stock loan for the three months ended September 30, 2023 was $4,008,000 and decreased by $175,000 from the corresponding period in the prior year.

Advisory fees for the three months ended September 30, 2023 were $506,000 and increased by $69,000 from the corresponding period in the prior year, primarily due to market conditions.

Other income for the three months ended September 30, 2023 was $380,000 and decreased by $706,000 from the corresponding period in the prior year, primarily due to the termination of consulting fee income from a technology partner.

Operating Expenses

Employee compensation and benefits for the three months ended September 30, 2023 were $8,723,000 and increased by $1,433,000 from the corresponding period in the prior year, primarily due to an increase in commission payouts and incentive compensation.

Clearing fees, including execution costs for the three months ended September 30, 2023 were $581,000 and increased by $183,000 from the corresponding period in the prior year, primarily due to an increase in market activity.

Technology and communications expenses for the three months ended September 30, 2023 were $827,000 and decreased by $387,000 from the corresponding period in the prior year, primarily due to a decrease in costs related to a technology partner.

Other general and administrative expenses for the three months ended September 30, 2023 were $1,108,000 and increased by $36,000 from the corresponding period in the prior year, primarily due to an increase in travel and entertainment expenses.

Data processing expenses for the three months ended September 30, 2023 were $725,000 and decreased by $207,000 from the corresponding period in the prior year, primarily due to the termination of a technology vendor.

Rent and occupancy expenses for the three months ended September 30, 2023 were $467,000 and decreased by $95,000 from the corresponding period in the prior year primarily due to the termination of certain short term leases in 2023.

Professional fees for the three months ended September 30, 2023 were $979,000 and increased by $105,000 from the corresponding period in the prior year, primarily due to an increase in consulting and board of directors fees partially offset by a decrease in legal fees.

Depreciation and amortization expenses for the three months ended September 30, 2023 were $265,000 and increased by $25,000 from the corresponding period in the prior year.

Interest expense for the three months ended September 30, 2023 was $40,000 and decreased by $68,000 from the corresponding period in the prior year, primarily due to a decrease in interest related to notes payable.

Advertising and promotion expense for the three months ended September 30, 2023 was $62,000 and increased by $4,000 from the corresponding period in the prior year.

Non-Operating Income (Loss)

The impairment of investments for the three months ended September 30, 2023 was $0 and there was no change from the corresponding period in the prior year.

The loss from equity method investment in related party for the three months ended September 30, 2023 was $0 and decreased by $148,000 from the corresponding period in the prior year, primarily due to no proportional loss from our investment in Tigress in the third quarter of 2023.

Provision For (Benefit From) Income Taxes

The provision from income taxes for the three months ended September 30, 2023 was $1,516,000 and increased from the provision for income taxes by $1,043,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to an increase in pre-tax earnings in the third quarter of 2023. Refer to Note 18 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interests in our financial statements. The net loss attributable to noncontrolling interests for the three months ended September 30, 2023 was $4,000, and decreased by $81,000 from the corresponding period in the prior year, due to more expenses in RISE in 2022 associated with the exiting of the prime brokerage business.

Statements of Operations for the Nine Months Ended September 30, 2023 and 2022

Revenue

Commissions and fees for the nine months ended September 30, 2023 were $5,839,000 and decreased by $104,000 from the corresponding period in the prior year, primarily due to market conditions.

Interest, marketing and distribution fees for the nine months ended September 30, 2023 were $21,583,000 and increased by $10,866,000 from the corresponding period in the prior year primarily due to rising interest rates that resulted in an increase in margin interest income and interest income received on U.S. government securities and bank deposits.

Principal transactions and proprietary trading for the nine months ended September 30, 2023 were $9,207,000 and increased by $7,440,000 from the corresponding period in the prior year due to multiple factors, which is detailed in the table below as well as in the above section titled “Statements of Operations for the Three Months Ended September 30, 2023 and 2022.”

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$6,642,000	$5,956,000	$686,000
Unrealized gain (loss) on portfolio of U.S. government securities	2,565,000	(4,189,000)	6,754,000
Total Principal transactions and proprietary trading	$9,207,000	$1,767,000	$7,440,000

Market making for the nine months ended September 30, 2023 was $836,000 and decreased by $1,186,000 from the corresponding period in the prior year, primarily due to market conditions.

Stock borrow / stock loan for the nine months ended September 30, 2023 was $11,963,000 and increased by $54,000 from the corresponding period in the prior year, primarily due to the growth of stock locate and securities lending businesses.

Advisory fees for the nine months ended September 30, 2023 were $1,421,000 and increased by $1,000 from the corresponding period in the prior year.

Other income for the nine months ended September 30, 2023 was $963,000 and decreased by $1,626,000 from the corresponding period in the prior year, primarily due to the termination of consulting fee income from a technology partner.

Operating Expenses

Employee compensation and benefits for the nine months ended September 30, 2023 were $23,770,000 and increased by $2,018,000 from the corresponding period in the prior year, primarily due to an increase in incentive compensation and commission payouts, partially offset by lower employee healthcare costs and the elimination of compensation expenses related to RISE in 2023.

Clearing fees, including execution costs for the nine months ended September 30, 2023 were $1,265,000 and decreased by $2,000 from the corresponding period in the prior year.

Technology and communications expenses for the nine months ended September 30, 2023 were $2,409,000 and decreased by $965,000 from the corresponding period in the prior year, primarily due to a decrease in technology costs related to RISE as well as a decrease in costs related to a technology partner, partially offset by an increase in software license costs.

Other general and administrative expenses for the nine months ended September 30, 2023 were $3,320,000 and increased by $381,000 from the corresponding period in the prior year, primarily due to an increase in travel and entertainment expenses.

Data processing expenses for the nine months ended September 30, 2023 were $2,317,000 and increased by $182,000 from the corresponding period in the prior year, primarily due to an increase from timing of financial and trading technology costs partially offset by a decrease from the termination of a technology vendor.

Rent and occupancy expenses for the nine months ended September 30, 2023 were $1,436,000 and decreased by $55,000 from the corresponding period in the prior year.

Professional fees for the nine months ended September 30, 2023 were $3,060,000 and increased by $458,000 from the corresponding period in the prior year, primarily due to an increase in consulting and board of director fees partially offset by a reduction in legal fees.

Depreciation and amortization expenses for the nine months ended September 30, 2023 were $716,000 and decreased by $44,000 from the corresponding period in the prior year, primarily due to the completion of useful lives of certain software assets in 2022, offset by depreciation expense from the Miami office building.

Interest expense for the nine months ended September 30, 2023 was $222,000 and decreased by $113,000 from the corresponding period in the prior year, primarily due to a decrease in interest related to notes payable.

Advertising and promotion expenses for the nine months ended September 30, 2023 were $52,000 and decreased by $178,000 from the corresponding period in the prior year, primarily due to a decrease in promotional costs for various marketing initiatives.

Non-Operating Income (Loss)

The impairment of investments for the nine months ended September 30, 2023 was a loss of $1,035,000 and increased by $1,035,000 from the corresponding period in the prior year, primarily due to the impairment of our investment in a Retail Platform and Tigress.

The earnings of equity method investment in related party for the nine months ended September 30, 2023 was $111,000 and increased by $44,000 from the corresponding period in the prior year, primarily due to an increase in our proportional income from our investment in Tigress.

Provision For (Benefit From) Income Taxes

The provision from income taxes for the nine months ended September 30, 2023 was $3,621,000 and increased from the benefit for income taxes by $4,457,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to increased pre-tax earnings in the nine months ending September 30, 2023. Refer to Note 18 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interests in our financial statements. The net income attributable to noncontrolling interests for the nine months ended September 30, 2023 was $40,000, and increased by $445,000 from the corresponding period in the prior year, primarily due to more expenses in RISE in 2022 associated with the exiting of the prime brokerage business.

Statements of Financial Condition as of September 30, 2023 and December 31, 2022

Assets

Assets as of September 30, 2023 were $771,146,000 and increased by $43,098,000 from December 31, 2022, primarily due to an increase in securities borrowed, receivables from customers, and securities owned, at fair value, partially offset by a decrease in cash and cash equivalents and cash and securities segregated for regulatory purposes.

Liabilities

Liabilities as of September 30, 2023 were $699,581,000 and increased by $21,453,000 from December 31, 2022, primarily due to an increase in securities loaned partially offset by a decrease in payables to customers and payables to non-customers.

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

Kakaopay

The net capital infusion from Kakaopay to Siebert from the First Tranche was approximately $15.4 million after the issuance cost. This capital is currently being used to enhance our regulatory capital, and is primarily invested in U.S. government securities and is in the line item “Securities owned, at fair value” on the statements of financial condition. The capital to be raised from the close of the Second Tranche is approximately $60.4 million. The consummation of the Second Tranche is subject to a number of conditions, which have not yet been satisfied as of the date of this Report. Refer to Note 5 – Kakaopay Transaction for further detail regarding these conditions. Refer to the Company’s Current Report on Form 8-K filed on May 3, 2023, incorporated herein by reference, for further detail regarding this transaction.

The net capital from the First Tranche provides Siebert with additional liquidity and the ability to expand its various business lines. Siebert’s current management intends to utilize the additional capital primarily to launch correspondent clearing, to expand its securities lending business, corporate services, order flow opportunities, and other initiatives.

Cash and Cash Equivalents

Our cash and cash equivalents were $4.9 million and $23.7 million as of September 30, 2023 and December 31, 2022, respectively.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of September 30, 2023.

	Payments Due By Period
	2023	2024	2025	2026	Thereafter	Total
Operating lease commitments	$287,000	$938,000	$861,000	$694,000	$963,000	$3,743,000
Mortgage with East West Bank	22,000	84,000	88,000	91,000	4,048,000	4,333,000
Technology vendor*	192,000	575,000	383,000	—	—	1,150,000
Leasehold improvements**	500,000	—	—	—	—	500,000
Total	$1,001,000	$1,597,000	$1,332,000	$785,000	$5,011,000	$9,726,000

*	On March 31, 2023, we entered into an agreement with a technology vendor for certain development projects. As of September 30, 2023, the total budget for this project was approximately $1.1 million over a term of 2 years.

**	On July 7, 2023, we entered into a new lease agreement expiring in December 2028 for office space in the World Financial Center in New York City. This office will replace the New Jersey office as one of our key operating centers and the total commitment of the lease is approximately $2.1 million. The estimated build out cost for this office space is approximately $500,000.

Debt Agreements

We have a $4.3 million mortgage outstanding with East West Bank, and an unutilized loan for short term overnight demand borrowing of up to $25 million with BMO Harris as of September 30, 2023. For the nine months ended September 30, 2023, we paid off our $2.7 million loan outstanding with East West Bank. As of September 30, 2023, we were in compliance with all covenants related to our debt agreements.

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

At the Market Offering

On May 27, 2022, we entered into a Capital on DemandTM Sales Agreement with JonesTrading as agent, pursuant to which we may offer and sell, from time to time through JonesTrading, shares of our common stock having an aggregate offering amount of up to $9.6 million under our shelf registration statement on Form S-3. For the three and nine months ended September 30, 2023 and 2022, we did not sell any shares pursuant to this Sales Agreement. Refer to Note 21 – Commitments, Contingencies, and Other for additional detail.

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

MSCO can transfer funds to Siebert as long as MSCO maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the three and nine months ended September 30, 2023 and 2022, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 19 – Capital Requirements for more detail about our capital requirements.

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

For the nine months ended September 30, 2023, we had negative operating cash flow primarily due to the net change in receivables and payables to customers and non-customers as well as the net change in securities borrowed and securities loaned. We had investing cash outflows primarily from the build out of the Miami office building and development work related to technology initiatives. We had financing cash inflows primarily due to the Kakaopay transaction partially offset by the repayment of our loan with East West Bank.

For the nine months ended September 30, 2022, we had negative operating cash flow primarily due to the net change in receivables and payables to customers and non-customers as well as the net change in securities borrowed and securities loaned. We had investing cash outflows primarily from the build out of the Miami office building and development work related to technology initiatives. We had financing cash outflows related the repayment of a note payable – related party, partially offset by the issuance and transfer of RISE membership interests.

Long Term Contracts

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

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three and nine months ended September 30, 2023 and 2022. Refer to Note 20 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

As of both September 30, 2023 and December 31, 2022, the Company recorded an uncertain tax position of $1,596,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

Critical Accounting Policies

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K. As of September 30, 2023, there have been no changes to our critical accounting policies or estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and the Executive Vice President / Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Executive Vice President / Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

12,959,556 shares of our common stock, or approximately 33% of our shares of our common stock outstanding, are currently held by non-affiliates as of November 10, 2023. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our common stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

The Closing of the Second Tranche with Kakaopay is subject to a number of closing conditions, including various regulatory approvals, and there can be no assurance that such conditions will be satisfied or that the Second Tranche will close.

The consummation of the Second Tranche of the investment in Siebert by Kakaopay is subject to a number of conditions, which have not yet been satisfied as of the date of this Report. The conditions to Kakaopay’s obligation to close the Second Tranche include, among others, (i) the affirmative vote of a majority of the outstanding shares of Siebert’s common stock and the affirmative vote of the holders of a majority of the outstanding shares of Siebert’s common stock not beneficially owned, directly or indirectly, by the Gebbia Stockholders, Kakaopay or any of their respective affiliates, (ii) approval by FINRA, (iii) favorable completion of the review by CFIUS, (iv) certain performance conditions relating to order execution and the execution of employment and consulting agreements for key personnel of Siebert and MSCO, (v) the approvals in connection to the filing of an overseas direct investment report as required under the Foreign Exchange Transactions Act of the Republic of Korea, and, if applicable in accordance with applicable law, any antitrust report or filing with the Korea Fair Trade Commission shall have been obtained or provided; (vi) the listing by Siebert of the Second Tranche Shares on the Nasdaq Capital Market, (vii) the accuracy of certain representations and warranties of Siebert as of the closing of the Second Tranche, (viii) the absence of any material adverse effect having occurred with respect to Siebert between April 27, 2023 and the closing of the Second Tranche, and (ix) the performance by Siebert of all covenants, agreements and obligations required to be performed by it prior to the closing of the Second Tranche. The conditions to Siebert’s obligation to close the Second Tranche include, among others, (i) the affirmative vote of the holders of a majority of the outstanding shares of Siebert’s common stock not beneficially owned, directly or indirectly, by the Gebbia Stockholders, Kakaopay or any of their respective affiliates, (ii) approval by FINRA, (iii) favorable completion of the review by CFIUS, (iv) the accuracy of certain representations and warranties of Kakaopay as of the closing of the Second Tranche, (v) the absence of any material adverse effect having occurred with respect to Kakaopay between April 27, 2023 and the closing of the Second Tranche, and (vi) the performance by Kakaopay of all covenants, agreements and obligations required to be performed by it prior to the closing of the Second Tranche. There can be no assurance that any or all of the conditions necessary to close the Second Tranche Stock Purchase Agreement will be satisfied or that the Second Tranche will close. Certain of the conditions require action by Kakaopay, including providing information related to Kakaopay (and its affiliates) required to obtain FINRA and CFIUS approval.

Since the closing of the First Tranche, Korean authorities have taken action against Kakaopay, its parent company, Kakao Corp., and their affiliates. In addition, Kakao Corp., recently announced that it will establish an independent compliance committee for Kakao Corp. and its subsidiaries to address what it described as the current crisis at Kakao Corp. and its subsidiaries. Siebert believes these events have had a material adverse effect on both Kakaopay and its ability to perform its obligations under the Second Tranche Stock Purchase Agreement and consummate the transactions contemplated therein. Accordingly, on November 11, 2023, Siebert delivered a notice to Kakaopay stating that a material adverse effect had occurred with respect to Kakaopay and that, as a result, Siebert’s conditions to closing will not be satisfied. The notice also specified that Kakaopay has indicated that it has no intention of satisfying the conditions precedent to Siebert preparing the proxy statement contemplated by the Second Tranche Stock Purchase Agreement. Siebert is considering its rights and obligations under the Second Tranche Stock Purchase Agreement, including evaluating whether and under what circumstances the Second Tranche Stock Purchase Agreement might be terminated, and has reserved all of its rights and remedies, including Siebert’s right to assert that Kakaopay has materially breached a number of covenants in the Second Tranche Stock Purchase Agreement. On November 12, 2023, Kakaopay delivered a letter in response to the notice that expressed Kakaopay’s disagreement with the statements in the notice. As a result of the foregoing, Siebert has incurred and may incur additional legal expenses evaluating these matters, the amount of which is uncertain as of the date hereof.

Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Transaction with Kakaopay above; and Siebert’s Current Report on Form 8-K filed on May 3, 2023, incorporated herein by reference, for further detail.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.40	Share Redemption Agreement, dated July 10, 2023, by and among Cynthia DiBartolo, Siebert Financial Corp., and Tigress Holdings, LLC

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded with Inline XBRL document).

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ John J. Gebbia
John J. Gebbia
Chief Executive Officer
(Principal executive officer)

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary
(Principal financial and accounting officer)

Dated: November 14, 2023