Form 10-K
period 2023-12-31
SIEBERT FINANCIAL CORP
filed 2024-05-10
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

(310) 385-1861

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - $0.01 par value	SIEB	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last sale price of the common stock reported on the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023), was approximately $34,620,000.

The number of shares of the registrant’s outstanding common stock, as of May 1, 2024, were 40,980,936 issued and 39,830,936 shares outstanding.

Documents Incorporated by Reference: None

SIEBERT FINANCIAL CORP.

Forward-Looking Statements

For purposes of this Annual Report on Form 10-K (“Report”), the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., its wholly-owned and majority-owned subsidiaries collectively, unless the context otherwise requires.

The statements contained throughout this Report, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this Report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgment of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including the following: economic, social and political conditions, global economic downturns resulting from extraordinary events; securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans; and other consequences associated with risks and uncertainties detailed in Part I, Item 1A – “Risk Factors” of this Report as well as in our filings with the Securities and Exchange Commission (“SEC”).

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this Report. You should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

Siebert 2023 Form-10K 1

PART I

ITEM 1. BUSINESS

Overview of Company

Siebert Financial Corp., together with its subsidiaries, is a diversified financial services firm and provides a full range of brokerage and financial advisory services including securities brokerage, investment advisory and insurance offerings, and corporate stock plan administration solutions. Our firm is characterized by building solid relationships with our clients through exceptional personal service and proven performance. We have a strong legacy and continue to evolve in our approach to take advantage of opportunities in the financial services industry.

We conduct the following lines of business through our wholly-owned and majority-owned subsidiaries:

●	Muriel Siebert & Co., LLC (“MSCO”) provides retail brokerage services. MSCO is a Delaware corporation and broker-dealer registered with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”) and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), Euroclear, and the National Futures Association (“NFA”), and the Commodities Futures Trading Commission (“CFTC”).

●	Siebert AdvisorNXT, LLC (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940 (“Advisers Act”), and the CFTC.

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC, (“RISE”) is a Delaware limited liability company and a broker-dealer registered with the SEC, CFTC, FINRA, SIPC and NFA.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

For purposes of this Annual Report, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, and STXD collectively, unless the context otherwise requires.

Our headquarters is located at 653 Collins Avenue, Miami Beach, FL 33139, with primary operations in New Jersey, Florida and California. Our phone number is (310) 385-1861 and our Internet address is www.siebert.com. Information included or available through our website does not constitute a part of this Report. We have 11 branch offices throughout the U.S. and clients around the world.

As of May 1, 2024, we had 124 full-time employees. Our common stock is registered under Section 12 of the Exchange Act, and we file periodic reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements on Schedule 14. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file documents electronically with the SEC. Our SEC filings are also available through our website at www.siebert.com, where investors are able to obtain copies of our public filings free of charge. Our common stock, par value $.01 per share trades on the Nasdaq Capital Market under the symbol “SIEB.”

Subsidiaries and Business Offerings

Muriel Siebert & Co., LLC.

Overview

MSCO has been providing online and traditional discount brokerage services to clients for over 55 years. MSCO was founded in 1967 by Muriel F. (“Mickie”) Siebert, a trailblazer who was the first woman to own a seat on the NYSE and the first to head one of its member firms. On May 1, 1975, after the federal government banned fixed commissions by brokers, Mickie broke barriers and declared MSCO a discount brokerage firm.

In May 2022, MSCO received approval to expand its clearing services in the U.S. by acting as a correspondent clearing firm for institutional and online broker-dealers, registered investment advisors and other asset managers. Achieving this milestone strengthens our core competencies, diversifies our business, and reinforces our commitment as a strategic partner to our clients.

On January 1, 2024, MSCO changed its name to Muriel Siebert & Co., LLC and its tax status from a C-Corporation to a Limited Liability Corporation. Refer to Note 24 – Subsequent Events for further detail. Today, MSCO offers a wide range of products and services and is the primary subsidiary of Siebert.

Siebert 2023 Form-10K 2

Products and Services

MSCO offers a wide range of products and services, including the following:

●	Self-directed trading

●	Market making and fixed income investments

●	Stock borrow / stock loan

●	Equity compensation plans (Siebert Corporate Services)

●	Wealth management / financial advice

Additional Information

Brokerage and Related Services

MSCO offers a wide selection of quality investment services, including broker assisted trades and free online self-service features such as real time quotes, market data, and trading tools.

MSCO is a self-clearing broker-dealer and also clears with National Financial Services Corp. (“NFS”), a wholly-owned subsidiary of FMR, LLC.

Securities Finance and Market Making

We operate our Securities Finance Group, which is a division that consists primarily of our stock borrow / stock loan and related services. Our management team brings decades of securities finance experience to this division. We have seen positive results in recent years and are committed to continue to expand our securities finance operations.

We make markets in multiple exchanges and in over 500 equity securities and fixed income products. The client service offerings within our Market Making division have evolved with the capital markets and different trading strategies. Our strengths include trading experience in domestic markets, enhanced liquidity, and the search for significant price improvement. The ability of our Market Making division to execute large orders continues to be a strategic advantage in supporting the growth of our Corporate Services division.

Corporate Services

We are dedicated to helping publicly traded companies and their employees manage their equity compensation plans. Corporate services is a key component of our business, and we leverage our technology partnerships to create a distinct advantage through FIX connection trading and real-time transaction reporting. Siebert Corporate Services primarily supports small and mid-cap public companies. Below are some key points of our strategic outlook and initiatives within Siebert Corporate Services.

●	Strategic Shift and Business Evolution: Throughout 2023, Siebert Corporate Services has initiated a strategy shift, transitioning from transaction-based service delivery to focus on the overall client experience.

●	Investment in Innovation and Technology: We have made a commitment to innovation and investment in technology that we believe will provide efficiencies and accelerate our service-to-sales model. This strategic approach is critical in driving future growth in account conversion revenue.

●	Future Outlook: Industry consolidation and rising minimum plan value requirements among competitors is creating an underserved market of public issuers looking for new service providers. Siebert Corporate Services is currently developing an enhanced equity management solution to capture new market opportunities.

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

Siebert 2023 Form-10K 3

Retail Customer Service

MSCO believes that its superior customer service enhances its ability to compete with larger brokerage firms and provides retail customers with personal service via access to dedicated customer service personnel for all of its products and services. Customer service personnel, located in MSCO’s branch offices, are cross trained to assist with all clients’ needs for a reliable experience. MSCO uses a variety of customer relationship management systems that enable representatives in any location to review and respond to customers’ requests in a timely manner.

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

Customer Financing

Customer margin accounts are carried whereby money is lent to customers for a portion of the market value of marginable securities held in the customer’s account. Margin loans are collateralized by these securities. Customers also may sell securities short in a margin account, subject to minimum equity and applicable margin requirements, and the availability of such securities to be borrowed. In permitting customers to engage in margin financing, short sale or any other transaction, MSCO assumes the risk of its customers’ failure to meet their obligations in the event adverse changes in the market affect the value of the margined securities positions. MSCO and NFS reserve the right to set margin requirements higher than those established by the Federal Reserve System.

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

We are consistently enhancing technology for both our customers as well as our internal operations. We are currently in the process of developing a new retail platform (“Retail Platform”) for our customers and integrating the trading platform into our operations.

Siebert 2023 Form-10K 4

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

On January 1, 2024, SNXT changed its name to Siebert AdvisorNXT, LLC and its tax status from a C-Corporation to a Limited Liability Corporation. Refer to Note 24 – Subsequent Events for further detail.

Products and Services

The products and services offered by SNXT include:

●	Managed portfolios

●	Separately managed accounts

Park Wilshire Companies, Inc.

Overview

PW is a full-service insurance agency founded in 2010. Through PW, our product offerings include various insurance products such as fixed annuities and property and casualty insurance.

Products and Services

The products and services offered by PW include:

●	Fixed annuities

●	Personal insurance

●	Property and casualty insurance

●	Natural disaster insurance

●	Life and disability

Siebert Technologies, LLC

STCH is a technology company through which we are expanding our products and services and we plan to use this subsidiary for future fintech opportunities.

RISE Financial Services, LLC

During 2022, RISE was a prime broker focused on providing institutional quality services to hedge funds and other institutional investors.

In 2022, Siebert and RISE engaged in certain transactions with Tigress Holdings, LLC (“Tigress”) and Hedge Connection, Inc. (“Hedge Connection”) to exchange equity, cash, and respective leadership positions. In 2023, based upon the strategic direction of these ventures, management of the respective businesses decided to unwind the original transactions with Siebert, RISE, Hedge Connection and Tigress. See Note 3 – Transactions with Tigress and Hedge Connection for further detail on these transactions.

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

Siebert 2023 Form-10K 5

Regulations

Overview

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. MSCO and RISE are registered as broker-dealers with the SEC. MSCO is a member of the NYSE and FINRA, and RISE is a member of FINRA. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”), principally FINRA, which is MSCO’s and RISE’s primary regulator with respect to financial and operational compliance. These SROs adopt rules (subject to approval by the SEC) governing their members and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico, and RISE is registered as a broker-dealer in 7 states and territories. These regulations affect our business operations and impose capital, client protection, and market conduct requirements, among others.

Conduct and Training

The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets. The regulations to which broker-dealers are subject cover all aspects of the securities business, including training and supervision of personnel, sales methods, trading practices among broker-dealers, uses and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by SROs and/or changes in the interpretation or enforcement of existing laws and rules may directly affect the methods of operation and profitability of broker-dealers. The SEC, SROs and state securities authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders or suspension or expulsion of a broker-dealer, its officers or its employees.

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

Regulation Best Interest

Pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisers (“RIAs”). In June 2019, the SEC adopted a package of rules and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS (collectively, these regulations, rules and interpretations are referred to herein as the “Regulation Best Interest Rules”). Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Regulation Best Interest and Form CRS had a compliance date of June 30, 2020.

The Regulation Best Interest Rules have impacted the conduct of our business, especially with respect to our business with our retail clients. The need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the increased supervision of sales practices and transactions increased the amount of record-keeping and training for our sales staff. The related new rules and procedures have and may continue to bring increased costs associated with compliance and enhanced technology.

We operate pursuant to the Regulation Best Interest Rules and as such, we conduct thorough training of all our employees with respect to the requirements of Regulation Best Interest. Additionally, we created the Regulation Best Interest Rule’s required documents and completed each of the required mailings (both electronic and conventional) prior to the effective date. We believe that the changes made to our business processes resulted in compliance with these new requirements. As business continues to be conducted under the Regulation Best Interest Rules, it is likely that additional changes may be necessary.

SIPC

As a registered broker-dealer and FINRA member organization, MSCO and RISE are required by federal law to belong to SIPC which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $250,000 on claims for cash balances. SIPC is principally funded through assessments on registered broker-dealers. MSCO has purchased $50 million additional account protection above SIPC coverage. Equities, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and the additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

Siebert 2023 Form-10K 6

MSRB

MSCO is also authorized by the Municipal Securities Rulemaking Board (“MSRB”) to affect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.

Margin Lending

Margin lending activities are subject to limitations imposed by regulations of the Board of Governors of the Federal Reserve System and FINRA, as well as other SROs. In general, these regulations provide that, in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower or liquidate securities positions. Margin lending arranged by MSCO through third parties is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the Chicago Board Options Exchange govern the amount of margin customers must provide and maintain in writing uncovered options.

Investment Advisers Act of 1940

SNXT is registered with the SEC as an investment adviser pursuant to the Advisers Act. The Advisers Act, together with the SEC’s regulations and interpretations thereunder, is a highly prescriptive regulatory statute. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an adviser’s registration and, in the case of willful violations, can refer a matter to the United States Department of Justice for criminal prosecution.

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

As an RIA, SNXT is subject to additional requirements that cover, among other things, disclosure of information about its business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees SNXT may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has legal authority to examine any RIA and, depending upon the type of exam, may review the examined RIAs to determine whether the adviser is conducting its activities in compliance with (i) applicable laws and regulations, (ii) disclosures made to clients and (iii) adequate systems, policies and procedures reasonably designed to prevent and detect violations of the Advisers Act.

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

Bank Secrecy Act of 1970

We conduct financial services activities that are subject to the Bank Secrecy Act of 1970 (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), which require financial institutions to develop and implement programs reasonably designed to achieve compliance with these regulations. The BSA and PATRIOT Act include a variety of monitoring, recordkeeping, and reporting requirements (such as currency transaction reporting and suspicious activity reporting) as well as identity verification and client due diligence requirements, which are intended to detect, report and/or prevent money laundering, and the financing of terrorism. As FINRA member firms, MSCO and RISE are subject to FINRA rules requiring written anti-money laundering programs. In addition, we are subject to U.S. sanctions programs administered by the Office of Foreign Assets Control.

Siebert 2023 Form-10K 7

Net Capital

As registered broker-dealers, MSCO and RISE are subject to the requirements of the Exchange Act and the rules thereunder relating to broker-dealers, such as minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1) and segregation of fully paid client funds and securities under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA.

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

Best Execution

As explained in SEC guidelines and FINRA rules, brokers are required to seek the “best execution” reasonably available for their clients’ orders. In part, this requires brokers to use reasonable diligence so that the price to the client is as favorable as possible under prevailing market conditions. MSCO and RISE send client orders for execution to a number of market centers, including market makers and exchanges, which encourages competition and ensures redundancy. For non-directed client orders, it is our policy to route orders to market centers based on a number of factors that are more fully discussed in the Supplemental Materials of FINRA Rule 5310, including, where applicable, but not necessarily limited to, speed of execution, price improvement opportunities, differences in price dis-improvement, likelihood of execution, the marketability of the order, size guarantees, service levels and support, the reliability of order handling systems, client needs and expectations, transaction costs, and whether the firm will receive remuneration for routing order flow to such market centers. Price improvement is available under certain market conditions and for certain order types and we regularly monitor executions to ensure best execution standards are met.

Consumer Financial Information Privacy

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and regulations governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. To the extent they are applicable to us, we must comply with federal and state information-related laws and regulations in the United States, including the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID (the Identity Theft Red Flags Rule), as well as the California Consumer Protection Act and further potential federal and state requirements.

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

Our human capital efforts focus on establishing a culture of service that emphasizes taking care of our employees, so they can take care of our clients. To that end, we seek employees who are approachable, proactive, collaborative, agile and innovative, and who share our commitment to excellence, integrity, and service. As of May 1, 2024, we had 124 employees, two of whom were corporate officers. None of our employees are represented by a union, and we believe that relations with our employees are good.

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

We aim to provide a safe, inclusive environment for our employees where they feel engaged in our business, supported in who they are and empowered to succeed. We are committed to providing a workplace that is free from violence, harassment and other unsafe or disruptive conditions, and require our personnel to attend regular training sessions and workshops on those topics.

Siebert 2023 Form-10K 8

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, required many federal agencies to adopt new rules and regulations applicable to the financial services industry and called for many studies regarding various industry practices. In particular, the Dodd-Frank Act gave the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers.

The rules and interpretations adopted by the SEC in June 2019 include Regulation Best Interest and the Form CRS Relationship Summary, which are intended to enhance the quality and transparency of retail investors’ relationships with broker-dealers and investment advisers. Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations, requiring compliance with disclosure, care, conflict of interest and compliance obligations. The regulation requires that a broker-dealer or natural person who is an associated person of the broker-dealer shall act in the best interest of the retail customer at the time it makes a recommendation of any securities transaction or investment strategy involving securities, prioritizing the interests of the customer above any interests of the broker-dealer or its associated persons. Among other things, this requires the broker-dealer to mitigate conflicts of interest arising from financial incentives in selling securities products.

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

Our business is subject to extensive regulation in the U.S., at both the federal and state level. We are also subject to regulation by SROs and other regulatory bodies in the U.S., such as the SEC, the NYSE, FINRA, MSRB, the Commodity Futures Trading Commission (“CFTC”) and the NFA. MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico, and RISE is registered as a broker-dealer in 7 states and territories. The regulations to which MSCO and RISE are subject as broker-dealers cover all aspects of the securities business including training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees.

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

Siebert 2023 Form-10K 9

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

Additionally, like other participants in the financial services industry, we and our subsidiaries face the risks of lawsuits by clients and regulatory proceedings against us. The outcome of regulatory proceedings and client lawsuits is uncertain and difficult to predict. An adverse resolution of any regulatory proceeding or client lawsuit against us could result in substantial costs or reputational harm to us. Further, any such proceedings or lawsuits could have an adverse effect on our ability to retain key registered representatives, investment advisers and wealth managers, and to retain existing clients or attract new clients, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Refer to Item 3 – Legal Proceedings for additional detail.

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

Siebert 2023 Form-10K 10

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

Siebert 2023 Form-10K 11

Rapid market or technological changes may render our technology obsolete or decrease the attractiveness of our products and services to our clients.

We must continue to enhance and improve our technology and electronic services, and expect to increase investments in our own technology. The electronic financial services industry is characterized by significant structural changes, increasingly complex systems and infrastructures, changes in clients’ needs and preferences, and new business models. If new industry standards and practices emerge and our competitors release new technology before us, our existing technology, systems and electronic trading services may become obsolete or our existing business may be harmed.

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

Risks Related to Our Business Operations

Our management identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in this report, we evaluated the effectiveness of our internal control over financial reporting and identified a material weakness as of December 31, 2023. The material weakness is that we did not design and maintain effective controls over certain information technology (“IT”) or general computer controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties and adequate restricted user and privileged access to financial applications, data and programs to the appropriate personnel. The IT deficiencies did not result in adjustments to the consolidated financial statements.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If not remediated, the material weakness identified above could result in material misstatements in our consolidated financial statements. In addition, if we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

Siebert 2023 Form-10K 12

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

We do not own the Muriel Siebert and Siebert names, but we may use them as part of our corporate name pursuant to a license agreement. Use of the names by other parties or the expiration or termination of our license agreement may harm our business.

We have entered into a license agreement with the Muriel Siebert Estate / Foundation under which we have a license to use the “Muriel Siebert” and “Siebert” name until 2025. In the event that the license agreement is terminated, or if the license agreement is not renewed or extended beyond 2025, we may be required to change our name and cease using the name. Any of these events could disrupt our recognition in the marketplace and otherwise harm our business.

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

Certain employees, directors and affiliates of RISE and Siebert own equity in RISE Financial Services, LLC

During the first quarter of 2022, RISE issued and Siebert sold membership interests in RISE to certain employees, directors, and affiliates of RISE and Siebert ranging from 1% to 2% individually. This amount represented, as of the date of this Report, an aggregate of 7% of the total issued and outstanding membership interests in RISE. As of the date of this Report, Gloria E. Gebbia owns approximately 24% of RISE. As a result, the interests of the employees, directors, and affiliates of RISE and Siebert who own equity in RISE may differ from the interests of shareholders of Siebert.

Siebert 2023 Form-10K 13

Risks Related to Our Common Stock

There may be a limited public market for our common stock; Volatility.

13,255,556 shares of our common stock, or approximately 33.3% of our shares of our common stock outstanding, are currently held by non-affiliates as of May 1, 2024. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our common stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

Our principal shareholder has significant influence over us.

Gloria E. Gebbia, who is a director of Siebert, the managing member of Kennedy Cabot Acquisition, LLC (“KCA”) and the spouse of Siebert’s Chief Executive Officer, has, along with other family members, the power to nominate six directors to the Board of Directors and owns approximately 43% of our common stock. As a result, they have significant influence on matters submitted to a vote of shareholders.

Future sales of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market by new issuances or through sales by existing shareholders, or the perception in the market that we or the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and make it more difficult for investors to sell common stock at a time and price that investors deem appropriate.

On April 27, 2023, Siebert entered into a Stock Purchase Agreement (the “First Tranche Stock Purchase Agreement”) with Kakaopay Corporation (“Kakaopay”), a company established under the Laws of the Republic of Korea, pursuant to which Siebert issued to Kakaopay 8,075,607 shares of Siebert’s common stock, which represented at the time of issuance 19.9% of the outstanding equity securities of Siebert on a fully diluted basis. The First Tranche closed on May 18, 2023 and, in connection therewith, we entered into a Registration Rights and Lock-Up Agreement, dated as of May 19, 2023 (the “Registration Rights Agreement”), with Kakaopay. In accordance with the Registration Rights Agreement and the Settlement Agreement (as defined below), in January 2024 we filed a Form S-3 registration statement with the SEC registering these shares for resale. However, since we filed this Report after its scheduled due date, we no longer satisfy the eligibility requirements for use of registration statements on Form S-3, which requires that we file in a timely manner all reports required to be filed during the prior twelve calendar months. As a result, we have suspended use of the registration statement on Form S-3. Kakaopay may still sell shares pursuant to Rule 144 under the Securities Act of 1933, as amended, prior to the filing of any future registration statement. The number of shares of common stock could be significant in relation to our currently outstanding common stock and the historical trading volume of our common stock. The sale by Kakaopay of all or a significant portion of the shares of common stock could have a material adverse effect on the market price of our common stock. In addition, the perception in the public markets that Kakaopay might sell all or a portion of the shares of common stock could also, in and of itself, have a material adverse effect on the market price of our common stock.

The price of our common stock in the public markets has experienced, and may in the future experience, extreme volatility due to a variety of factors, many of which are beyond our control.

Since our common stock started trading on the Nasdaq Capital Market, our common stock has been relatively thinly traded and at times been subject to price volatility. The average daily trading volume from January 1, 2023 to December 31, 2023 was approximately 77,052 shares.

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

Siebert 2023 Form-10K 14

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

We did not pay any dividends in 2023 or 2022. Payment of future cash dividends on our common stock will depend on our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend upon a number of factors that the Board of Directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock.

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

As the U.S. economy remains in a strong recovery, aided by fiscal and monetary policies, inflation has been rising at historically high rates, and the Federal Reserve may raise, maintain or lower rates in the future. Although we believe we may benefit from the current interest rate environment, higher interest rates may cause our funding costs to increase if market conditions or the competitive environment induces us to raise our interest rates to avoid losing deposits, or replace deposits with higher cost funding sources without offsetting increases in yields on interest-earning assets which can reduce our interest revenue.

A prolonged economic slowdown, volatility in the markets, a recession, and uncertainty in the markets could impair our business and harm our operating results.

Our businesses are, and will continue to be, susceptible to economic slowdowns, recessions and volatility in the markets, which may lead to financial losses for our customers, and a decrease in revenues and operating results. In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the U.S. and the European Union, renewed concern about China’s economy, conflict with Russia and Ukraine, the conflict in Israel and the Gaza Strip, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate negative impact on our overall results of operations.

Siebert 2023 Form-10K 15

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

ITEM 1C. CYBERSECURITY

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

Our cybersecurity program aims to identify, manage, and mitigate cybersecurity risks – both internal and client-facing. We continue to maintain systems and ongoing planning measures to minimize the disruption of our services to clients as well as to prevent the loss of data concerning our clients, their financial affairs, and company-privileged information from cybersecurity incidents.

Cybersecurity Risk Management & Strategy

We utilize the widely recognized National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) as the foundation of our cybersecurity program, with strategic direction aligned to the following core functions:

●	Identify: We continuously assess our systems, data, and vulnerabilities to understand our cybersecurity risk profile. We enlist third-party cybersecurity consultants and vendors to support our cybersecurity efforts, tapping into their specialized knowledge and insights to assess and test the effectiveness of our cybersecurity program and to inform decision-making on detection and the deployment of defense measures, commensurate with our risk profile. As part of our Vendor Risk Management program, we periodically examine our third-party providers’ and vendors’ risks by reviewing the content and enforcement of their cybersecurity standards, policies, and procedures. We also employ real-time monitoring to detect suspicious activity in order to minimize risks associated with data breaches or other security incidents that may arise from third-party sources or insider threats.

Siebert 2023 Form-10K 16

●	Protect: We implement technical safeguards, including access controls, data encryption, network security, endpoint protection, and regular vulnerability patching. Our employee training and awareness programs are designed to improve cybersecurity awareness throughout the organization, and we are committed to educating our employees on security best practices coupled with industry-relevant context such as anti-money laundering, social engineering, and fraud.

●	Detect: We employ automated monitoring tools and operational procedures for timely detection of anomalies, cybersecurity events, and potential cybersecurity incidents.

●	Respond: We have a Security Incident Response Plan, supported by operational procedures, to help guide response teams to prioritize and execute containment, investigation, eradication, and communication for confirmed cybersecurity incidents or breaches.

●	Recover: Our Business Continuity & Disaster Recovery Plan is in place to enable response to significant business disruptions and timely restoration of systems, data, and business operations following confirmed cybersecurity incidents or disaster scenarios.

We also incorporate industry-relevant context and emphasize security considerations beyond the core NIST CSF functions:

●	Regulatory Compliance: We integrate cybersecurity controls that address requirements of FINRA, SEC, and other relevant regulatory bodies.

●	Financial Transaction Security: We employ specific fraud detection and prevention measures to protect client funds and trading operations.

●	Market Integrity: We strive to safeguard systems and data that contribute to fair and efficient markets.

However, this does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity program is integrated into our overall risk management process by providing periodic updates to certain members of the management team which in turn regularly provide updates to our Board of Directors.

As of the filing of this Report, we are not aware of any cybersecurity incidents that have occurred since the beginning of 2023 that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We acknowledge that we cannot eliminate all security risks within our organization, and we cannot guarantee that any undetected cybersecurity incidents have occurred. For additional information about these risks, see Part I, Item 1A, - Risk Factors of this Report.

Cybersecurity Governance

The management and assessment of cybersecurity risks and related risk management processes are handled primarily by our Chief Information Security Officer (“CISO”), whose experience includes approximately 25 years of cybersecurity experience leading and building cybersecurity programs for global Fortune 500 companies. Our CISO’s extensive cybersecurity background is supplemented with industry-leading certifications and credentials such as Cisco’s CCIE Security, Palo Alto Networks (PNCSE, PCDRA, PSE), Juniper Networks (JNCIS), and Checkpoint (CCSE) specializations on Endpoint Detection and Security Architecture. Our Chief Technology Officer (“CTO”), whose experience includes approximately 25 years of managing technology strategy and programs at public financial services organizations, also has key responsibilities and input into the management of our cybersecurity risks from a technology perspective. In order to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, our CISO, CTO, and respective technology and operations teams monitor the cybersecurity threat landscape, plan and implement security controls, and detect and respond to cybersecurity threats and incidents using a combination of security tooling, automated systems, and manual processes.

Our Board of Directors, through its Audit Committee, oversees the cybersecurity risk management program. The Board of Directors and the Audit Committee are informed about risks from cybersecurity threats through periodic updates and reports provided by management. The periodic updates include briefing materials on our security posture, emerging cybersecurity threats and risks, cybersecurity incident response planning, significant cybersecurity incidents and breaches, and cybersecurity-related matters involving third parties or vendors.

Siebert 2023 Form-10K 17

ITEM 2. PROPERTIES

We currently maintain 11 branch offices and customers can visit our branch offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of our activities are conducted on the internet or by telephone and mail. We operate our business out of the following branch offices:

Approximate Square Feet
Corporate Headquarters
Miami Beach, FL – 653 Collins Avenue	12,000

Branch Offices
Beverly Hills, CA – 190 N Canon	900
Beverly Hills, CA – 9378 Wilshire	3,500
Boca Raton, FL	1,600
Boston, MA	1,700
Calabasas, CA	3,200
Horsham, PA	2,000
Jersey City, NJ	11,000
Omaha, NE	2,900
Seal Beach, CA	800
Tampa, FL	1,000
New York, NY	8,000

ITEM 3. LEGAL PROCEEDINGS

We are party to certain claims, suits and complaints arising in the ordinary course of business.

As of the date of this Report, we do not expect that these claims, suits and complaints will have a material impact on our results of operations or financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Siebert 2023 Form-10K 18

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Capital Market, under the symbol “SIEB.”

Holders

As of April 2, 2024, there were 73 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 3,782 beneficial holders of our common stock as of February 9, 2024.

Dividend Policy

No dividends were paid to shareholders during 2023 and 2022. Our Board of Directors periodically considers whether to declare dividends, and any future decision to pay dividends is at the discretion of the Board of Directors. In considering whether to pay such dividends, our Board of Directors will review our earnings, capital requirements, economic forecasts and such other factors as are deemed relevant.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2023, we issued 8,075,607 shares of our common stock to Kakaopay as part of a transaction with Kakaopay. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Refer to Note 5 – Kakaopay Transaction for more detail.

ITEM 6. [RESERVED]

Siebert 2023 Form-10K 19

ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8 - Financial Statements and Supplementary Data of this Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in Part I, Item 1A - Risk Factors.

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

Trends and Key Factors Affecting our Operations

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

Technology Initiatives

During 2022 and 2023 we terminated agreements with prior technology vendors that were primarily developing our Retail Platform, refer to Note 7 - Prepaid Service Contract and Note 10 – Software, Net for further detail. During 2023, we reassessed our technology needs and strategic direction and hired new technology personnel, changed our primary software development vendor, and made additional investments in technology development related to our Retail Platform and additional technology services for our customers.

We believe these changes will be key to creating a Retail Platform and additional technology services for the next generation of retail customers, correspondent clearing, as well as the overall growth of our business. The termination of agreements with our prior technology vendors had minimal impact on our current operations.

Recent Developments

Transaction with Kakaopay

On April 27, 2023, we entered into the First Tranche Stock Purchase Agreement with Kakaopay, a company established under the Laws of the Republic of Korea, pursuant to which we issued to Kakaopay 8,075,607 shares of our common stock at a per share price of Two Dollars Fifteen Cents ($2.15), which represented at the time of issuance 19.9% of our outstanding equity securities on a fully diluted basis (the “First Tranche”). Concurrent with the execution of the First Tranche Stock Purchase Agreement, Siebert and Kakaopay entered into a Stock Purchase Agreement (the “Second Tranche Stock Purchase Agreement”), pursuant to which we agreed to issue to Kakaopay additional shares at a per share price of Two Dollars Thirty Five Cents ($2.35), that would have resulted in Kakaopay owning 51% of the outstanding equity securities of Siebert on a fully diluted basis.

Siebert 2023 Form-10K 20

The First Tranche closed on May 18, 2023 and, in connection therewith, we entered into the Registration Rights Agreement and a Stockholders’ Agreement (the “Original Stockholders’ Agreement”) with Kakaopay.

On December 19, 2023, we entered into a Termination and Settlement Agreement (the “Settlement Agreement”) with Kakaopay, Kakaopay Securities Corp. (“Kakaopay Securities”), MSCO and certain Gebbia parties named therein. Under the Settlement Agreement, the parties mutually agreed to terminate the Second Tranche Stock Purchase Agreement. The parties terminated the Second Tranche Stock Purchase Agreement after reaching a compromise regarding their disagreement over, among other things, the occurrence of a “Purchaser Material Adverse Effect” in the Second Tranche Stock Purchase Agreement, and the ability of the closing conditions in the Second Tranche Stock Purchase Agreement to be satisfied. Certain related agreements were also terminated, including the Foreign Broker-Dealer Fee Sharing Agreement, dated April 27, 2023, between MSCO and Kakaopay Securities, and the Support and Restrictive Covenant Agreements by certain Gebbia stockholders, each dated April 27, 2023. The parties also agreed (i) to amend and restate the Original Stockholders’ Agreement as described below, (ii) that Siebert will pay Kakaopay a fee of $5 million (payable in ten quarterly installments beginning on March 29, 2024) and (iii) to customary releases. Kakaopay continues to own the 8,075,607 shares of our common stock that it purchased from Siebert in May 2023, and Kakaopay agreed to certain standstill restrictions with respect to its ownership of our common stock, subject to certain conditions.

In connection with the foregoing, on December 19, 2023, we entered into an Amended and Restated Stockholders’ Agreement (the “A&R Stockholders’ Agreement”) with Kakaopay, certain stockholders listed on Schedule I thereto and John J. Gebbia (in his individual capacity and as representative of the Gebbia Stockholders (as defined therein)) to amend and restate the Original Stockholders’ Agreement.

Under the A&R Stockholders’ Agreement, Kakaopay is entitled to nominate one director to our board of directors (the “Board”) and the Gebbia Stockholders are entitled to designate six directors to the Board, in each case, subject to certain conditions. Kakaopay and each Gebbia Stockholder agreed to vote all shares of common stock held by such stockholder to elect directors nominated by Kakaopay and Gebbia Stockholders.

The A&R Stockholders’ Agreement also, among other things, provides that certain specified events, including certain significant merger and acquisition transactions and related party transactions, stock exchange delistings, amendments to organizational documents that materially and disproportionally prejudice Kakaopay and certain equity issuances, will require the prior written consent of two-thirds of the Board, including at least one Kakaopay director and one Gebbia director. The A&R Stockholders’ Agreement also provides Siebert and the non-transferring party a right of first refusal if Kakaopay or any of the Gebbia Stockholders desires to accept a bona fide offer to transfer all or any portion of its or their shares, subject to certain exceptions, and includes tag-along rights in favor of Kakaopay and the Gebbia Stockholders. The A&R Stockholders’ Agreement will terminate at such time as either the Gebbia Stockholders, in the aggregate, or Kakaopay, hold less than five percent of the issued and outstanding Common Stock on a fully-diluted basis.

We incurred $5,943,000 associated with the termination of the transaction with Kakaopay which is recorded in the line item “Transaction termination costs” in the consolidated statements of operations. This amount consisted of the $5,000,000 fee to Kakaopay (payable in ten quarterly installments beginning on March 29, 2024) adjusted for the present value of the payments, as well as legal and other consulting costs associated with the transaction of approximately $1,481,000.

RISE

RISE was an institutional brokerage for which all its revenue producing customers transitioned to other prime service providers by the first quarter of 2022. Net revenue from customers that have transitioned to other prime service providers was approximately $0.3 million for the year ended December 31, 2022. During 2022, there were various transactions involving the ownership of RISE. Refer to Note 3 – Transactions with Tigress and Hedge Connection and Note 4 – RISE for additional detail.

As part of this transition, Siebert had an agreement with JonesTrading Institutional Service, LLC (“JonesTrading”) whereby JonesTrading pays RISE a percentage of the net revenue produced by certain historical clients of RISE less any related expenses. For the years ended December 31, 2023 and 2022, this agreement resulted in income of $265,000 and $137,000, respectively, which is recorded in the line item “Other income” in the consolidated statements of operations.

As a result of the transactions described in Note 3 – Transactions with Tigress and Hedge Connection, Siebert’s ownership in RISE increased to 68% and, therefore, Siebert continued to consolidate RISE from October 18, 2022 through December 31, 2022. There have been no further transactions completed by Siebert related to RISE’s membership interests for the year ended December 31, 2023.

Siebert 2023 Form-10K 21

Transactions with Tigress and Hedge Connection

On November 16, 2021, we purchased 24% of the outstanding membership interests in Tigress, a disabled and woman-owned financial services firm, in exchange for 24% of RISE and shares of Siebert common stock. On January 21, 2022, we purchased 20% of Hedge Connection, a woman-owned fintech company, and an option to acquire the remaining interest in Hedge Connection in exchange for consideration of $600,000 and 3.33% of RISE.

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

As part of these agreements, Ms. DiBartolo and Ms. Vioni resigned from their respective positions within Siebert and RISE. Gloria E. Gebbia also resigned from her position within Tigress.

The financial impact of the transaction with Hedge Connection was a one-time loss of $719,000 for the year ended December 31, 2022, which is in the line item “Loss on sale of equity method investment in related party” on the consolidated statements of operations. The Company recognized impairment charges of its investment in Tigress of approximately $185,000 and $4,015,000 during the years ended December 31, 2023 and 2022, respectively, which are in the line item “Impairment of investments” on the consolidated statements of operations. Refer to Note 3 – Transactions with Tigress and Hedge Connection for further detail on the terms and accounting treatment of these transactions.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail Customers

	As of December 31,
	2023	2022
Retail customer net worth (in billions)	$15.9	$13.5
Retail customer margin debit balances (in billions)	$0.3	$0.4
Retail customer credit balances (in billions)	$0.5	$0.6
Retail customer money market fund value (in billions)	$0.7	$0.6
Retail customer accounts	153,727	122,394

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represents client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represents the number of retail customers

Account Growth Initiatives

During 2023, our management team engaged in several account growth initiatives that led to significant growth in our retail customer accounts from 2022. The primary drivers of this growth were related to a partnership with NFS as well as new retail accounts from corporate services.

Siebert 2023 Form-10K 22

Consolidated Statements of Operations and Financial Condition

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

Revenue

Commissions and fees for the year ended December 31, 2023 were $7,541,000 and increased by $201,000 from the corresponding period in the prior year, primarily due to market conditions.

Interest, marketing and distribution fees for the year ended December 31, 2023 were $29,577,000 and increased by $12,343,000 from the corresponding period in the prior year primarily due to rising interest rates that resulted in an increase in margin interest income and interest income received on U.S. government securities and bank deposits.

Principal transactions and proprietary trading for the year ended December 31, 2023 were $13,094,000 and increased by $9,351,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

The increase in realized and unrealized gain on primarily riskless principal transactions was primarily due to market conditions. The increase in unrealized gain on our portfolio of U.S. government securities was due to the following. We invested in 1-year treasury bills and 2-year treasury notes in order to enhance our yield on excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss on our U.S. government securities portfolio. In 2023, we recorded the reversal of the unrealized loss resulting in a realized and unrealized gain due to the securities coming closer to maturity, the latest maturity being April 2025. We continually invest in U.S. government securities based on market yields and cash needs.

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Year Ended December 31
	2023	2022	Year over Year Increase
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$9,275,000	$7,643,000	$1,632,000
Realized and unrealized gain (loss) on portfolio of U.S. government securities	3,819,000	(3,900,000)	7,719,000
Total Principal transactions and proprietary trading	$13,094,000	$3,743,000	$9,351,000

Market making for the year ended December 31, 2023 was $1,304,000 and decreased by $1,139,000 from the corresponding period in the prior year, primarily due to market conditions.

Stock borrow / stock loan for the year ended December 31, 2023 was $16,172,000 and increased by $1,654,000 from the corresponding period in the prior year, primarily due to the growth of stock locate and securities lending businesses.

Advisory fees for the year ended December 31, 2023 were $1,928,000 and increased by $66,000 from the corresponding period in the prior year.

Other income for the year ended December 31, 2023 was $1,898,000 and decreased by $1,064,000 from the corresponding period in the prior year, primarily due to the termination of consulting fee income from a technology vendor.

Operating Expenses

Employee compensation and benefits for the year ended December 31, 2023 were $31,936,000 and increased by $3,202,000 from the corresponding period in the prior year, primarily due to an increase in commission payouts and incentive compensation.

Clearing fees, including execution costs for the year ended December 31, 2023 were $1,672,000 and decreased by $471,000 from the corresponding period in the prior year, primarily due to the elimination of RISE clearing and execution charges.

Technology and communications expenses for the year ended December 31, 2023 were $3,364,000 and decreased by $1,107,000 from the corresponding period in the prior year, primarily due to a decrease in technology costs related to RISE as well as a decrease in costs related to an agreement with a technology vendor that was terminated in 2022.

Other general and administrative expenses for the year ended December 31, 2023 were $4,410,000 and increased by $400,000 from the corresponding period in the prior year, primarily due to an increase in travel expenses as well as expense primarily related to the Miami office building.

Siebert 2023 Form-10K 23

Data processing expenses for the year ended December 31, 2023 were $3,236,000 and increased by $67,000 from the corresponding period in the prior year.

Rent and occupancy expenses for the year ended December 31, 2023 were $1,873,000 and decreased by $82,000 from the corresponding period in the prior year, primarily due to the elimination of certain leases in 2023.

Professional fees for the year ended December 31, 2023 were $4,459,000 and increased by $1,257,000 from the corresponding period in the prior year, primarily due to an increase in board of director compensation, executive officer compensation, as well as other consulting costs.

Depreciation and amortization expenses for the year ended December 31, 2023 were $2,020,000 and increased by $1,025,000 from the corresponding period in the prior year, primarily due to the write-off of certain technology assets in 2023.

Interest expense for the year ended December 31, 2023 was $263,000 and decreased by $177,000 from the corresponding period in the prior year, primarily due to the elimination in interest related to notes payable at the end of 2022.

Advertising and promotion expenses for the year ended December 31, 2023 were $155,000 and decreased by $388,000 from the corresponding period in the prior year, primarily due to a decrease in promotional costs for various marketing initiatives.

Non-Operating Income (Loss)

The earnings of equity method investment in related party for the year ended December 31, 2023 was $111,000 and increased by $107,000 from the corresponding period in the prior year, primarily due to an increase in our proportional income from our investment in Tigress.

The impairment of investments for the year ended December 31, 2023 was a loss of $1,035,000 and decreased by $2,980,000 from the corresponding period in the prior year, primarily due to the impairment of our investment in Tigress occurring in 2022, partially offset by the impairment in 2023 of our investment in a technology provider of a trading platform (“Trading Technology Provider”).

Loss on sale of equity method investment in related party for the year ended December 31, 2023 was $0 and decreased by $719,000 from the corresponding period in the prior year due to our loss on the transactions between Siebert, RISE, Hedge Connection and Tigress in 2022.

Transaction termination costs for the year ended December 31, 2023 was $5,943,000 and increased by $5,943,000 from the corresponding period in the prior year due to costs associated with the termination of the Kakaopay transaction.

Provision For (Benefit From) Income Taxes

The provision for income taxes for the year ended December 31, 2023 was $3,415,000 and increased from the benefit for income taxes by $4,715,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to substantial increase in pre-tax earnings for the year ended December 31, 2023. Refer to Note 18 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 2 – Summary of Significant Accounting Policies, we consolidate RISE’s financial results into our consolidated financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interests in our consolidated financial statements. The net income attributable to noncontrolling interests for the year ended December 31, 2023 was $18,000, and increased by $1,018,000 from the corresponding period in the prior year, primarily due to expenses in RISE in 2022 associated with the exiting of the prime brokerage business.

Siebert 2023 Form-10K 24

Consolidated Statements of Financial Condition as of December 31, 2023 and 2022

Assets

Assets as of December 31, 2023 were $801,800,000 and increased by $73,752,000 from December 31, 2022, primarily due to an increase in securities borrowed, receivables from customers, and securities owned, at fair value, partially offset by a decrease in cash and cash equivalents.

Liabilities

Liabilities as of December 31, 2023 were $731,091,000 and increased by $52,963,000 from December 31, 2022, primarily due to an increase in securities loaned partially offset by a decrease in payables to customers and payables to non-customers.

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

Kakaopay

The net capital infusion from Kakaopay to Siebert from the First Tranche was approximately $14.8 million after the issuance cost. This capital is currently being used to enhance our regulatory capital, and is primarily invested in U.S. government securities and is in the line item “Securities owned, at fair value” on the consolidated statements of financial condition.

Cash and Cash Equivalents

Our cash and cash equivalents were $5.7 million and $23.7 million as of December 31, 2023 and 2022, respectively.

Debt Agreements

We have a $4.3 million mortgage with East West Bank and an unutilized line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris as of December 31, 2023. For the year ended December 31, 2023, we paid off our $2.7 million loan outstanding with East West Bank. As of December 31, 2023, we were in compliance with all covenants related to our debt agreements.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of December 31, 2023.

	Payments Due By Period
	2024	2025	2026	2027	2028	Thereafter	Total
Operating lease commitments	$938,000	$861,000	$694,000	$520,000	$443,000	$—	$3,456,000
Kakaopay fee (1)	2,000,000	2,000,000	1,000,000	—	—	—	5,000,000
Mortgage with East West Bank (2)	84,000	88,000	91,000	95,000	98,000	3,857,000	4,313,000
Technology vendors (3)	2,097,000	—	—	—	—	—	2,097,000
Leasehold improvements (4)	671,000	—	—	—	—	—	671,000
Total	$5,790,000	$2,949,000	$1,785,000	$615,000	$541,000	$3,857,000	$15,537,000

(1)	Pursuant to the Settlement Agreement with Kakaopay, Siebert will pay Kakaopay a fee of $5 million (payable in ten quarterly installments beginning on March 29, 2024.) See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Transaction with Kakaopay for further detail.

(2)	On December 30, 2021, we purchased the Miami office building and financed part of the purchase price with a mortgage with East West Bank.

(3)	In 2023 we entered into agreements with technology vendors for certain development projects related to our Retail Platform and equity management solutions. As of December 31, 2023, we have incurred approximately $0.5 million out of the $2.6 million total budget for these projects.

(4)	On July 7, 2023, we entered into a lease agreement expiring in December 2028 for office space in the World Financial Center in New York City. The estimated build out cost for this office space is approximately $800,000. As of December 31, 2023, we have incurred approximately $129,000 out of the $800,000 of the estimated build out costs.

Siebert 2023 Form-10K 25

Shelf Registration Statement

On February 18, 2022, we filed a shelf registration statement on Form S-3 that was declared effective on March 2, 2022 by the SEC for the potential offering, issuance and sale by us of up to $100.0 million of our common stock, preferred stock, warrants to purchase our common stock and/or preferred stock, units consisting of all or some of these securities and subscription rights to purchase all or some of these securities. However, since we filed this Report after its scheduled due date, we no longer satisfy the eligibility requirements for use of registration statements on Form S-3, which requires that we file in a timely manner all reports required to be filed during the prior twelve calendar months. As a result, we have suspended use of the shelf registration statement.

At the Market Offering

On May 27, 2022, we entered into a Capital on DemandTM Sales Agreement with JonesTrading as agent, pursuant to which we may offer and sell, from time to time through JonesTrading, shares of our common stock having an aggregate offering amount of up to $9.6 million under our shelf registration statement on Form S-3. For the years ended December 31, 2023 and 2022, we did not sell any shares pursuant to this Sales Agreement. Refer to Note 21 – Commitments, Contingencies and Other for additional detail. As noted above, since we filed this Report after its scheduled due date, we no longer satisfy the eligibility requirements for use of registration statements on Form S-3. As a result, we have suspended use of the shelf registration statement and we are not able to access the At the Market program as of the date of this Report.

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

MSCO can transfer funds to Siebert as long as it maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the years ended December 31, 2023 and 2022, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 19 – Capital Requirements for more detail on our capital requirements.

Cash Flows

Cash provided by and used in operating activities consisted of net income (loss) adjusted for certain non-cash items. Net operating assets and liabilities at any specific point in time are subject to many variables, including variability in customer activity, the timing of cash receipts and payments, and vendor payment terms. The total changes in our consolidated statements of cash flows, especially our operating cash flow, are not necessarily indicative of the ongoing results of our business as we have customer assets and liabilities on our consolidated statements of financial condition.

For the year ended December 31, 2023, cash used in operating activities increased by $5.7 million compared to 2022, which was primarily driven by an increase in working capital partially offset by an increase in net income. The net change of receivables and payables from / to customers, receivables and payables from / to non-customers, and securities borrowed and securities loaned between the periods offset each other.

For the year ended December 31, 2023, cash used in investing activities increased by $0.7 million compared to 2022, which was primarily driven by the build out of the Miami office building as well as investment in our Retail Platform and other technology initiatives in 2023.

For the year ended December 31, 2023, cash flows provided by financing activities increased by $17.3 million compared to 2022, which was primarily driven by the issuance of the Company’s common stock related to the transaction with Kakaopay. Refer to Note 5 – Kakaopay Transaction for additional detail.

Siebert 2023 Form-10K 26

Long Term Contracts

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS will pay us four annual credits of $100,000 over the term of the agreement. The amendment also provides for an early termination fee; however, as of December 31, 2023, we do not expect to terminate the contract with NFS before the end of the contract term. Refer to Note 16 – Deferred Contract Incentive and Note 21 – Commitments, Contingencies and Other for additional detail.

Effective June 2023, MSCO entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC that, among other things, extends the term of their arrangement for a five-year period ending June 2028, with an option to terminate after three years. The total minimum expense for this arrangement is estimated at approximately $1.2 million over the duration of the contract.

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the years ended December 31, 2023 and 2022. Refer to Note 20 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

Transaction with J2 Financial Technology

On January 18, 2024, Siebert Technologies, LLC (“STCH”) entered into a Purchase Agreement (the “Purchase Agreement”) with J2 Financial Technology, Inc., d/b/a “Guild”, a Delaware corporation.

Under the Purchase Agreement, STCH purchased a mobile self-directed trading app for the total purchase price of $385,000. The purchase price consisted of 200,000 restricted shares of our common stock (priced at the historical 30-day moving average as of January 18, 2024) worth approximately $350,000 and $35,000 cash.

Critical Accounting Policies and Estimates

We generally follow accounting policies standard in the brokerage industry and believe that our policies appropriately reflect our financial position and results of operations. Our management team makes significant estimates that affect the reported amounts of assets, liabilities, and expenses, and the related disclosure of contingent assets and liabilities included in the consolidated financial statements. The estimates relate primarily to expense items in the normal course of business as to which we receive no confirmations, invoices, or other documentation, at the time the books are closed for a period. We use our best judgment, based on our knowledge of expenses incurred, to estimate the amount of such expenses. We are not aware of any material differences between the estimates used in closing our books for the periods presented and the actual amounts of expenses incurred when we subsequently receive the actual confirmations, invoices or other documentation.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make judgments and estimates that may have a significant impact on our financial results. We believe that the critical accounting policies listed below are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position. Refer to Note 2 – Summary of Significant Accounting Policies for additional detail on our significant accounting policies.

Estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Siebert 2023 Form-10K 27

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

We recognize interest and penalties related to unrecognized tax benefits on the provision for income taxes line on the consolidated statements of operations. Accrued interest and penalties would be included on the related tax liability line on the consolidated statements of financial condition.

Goodwill and other intangible assets

Goodwill is recognized as a result of business combinations and represents the excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets acquired.

The valuation of goodwill and acquired intangible assets requires significant judgment and estimates by management. For example, the valuation of certain intangible assets required management’s estimates of future earnings and cash flows as well as judgment in determining market approaches. The useful life of the finite lived intangible assets was determined based on management’s estimate of the period over which those intangible assets were expected to provide economic benefit. Management applies judgment in conducting impairment testing for goodwill and intangible assets, including estimates of fair value based on the income or market approach and estimates required to determine the useful lives of finite lived intangible assets.

We test goodwill and all intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, or at least annually. If our estimates of fair value change due to future events differing significantly from the forecasts used to determine fair value or there are changes in our business or other factors, we will assess the amount of impairment and recognize it in our consolidated financial statements during that reporting period.

We also evaluate the useful life of finite lived intangible assets on an annual basis to determine if events or trends warrant a change in estimate of the useful life. Changes in the estimated useful lives of finite lived intangible assets could result in the recognition of an impairment or a change in the remaining life of these assets.

We have concluded that as of December 31, 2023 and 2022, there has been no impairment to the carrying value of Siebert’s goodwill; however, there has been an impairment to the carrying value of our investment in the Trading Technology Provider and our equity method investment in Tigress for the years ended December 31, 2023 and 2022, which is included in line item “Impairment of investments” on the consolidated statements of operations.

Refer to Note 2 – Summary of Significant Accounting Policies, Note 3 – Transactions with Tigress and Hedge Connection, and Note 13 – Investments, Cost for additional detail.

Siebert 2023 Form-10K 28

Accruals for contingent liabilities

Accruals for contingent liabilities related to legal and regulatory claims as well as employee healthcare expenses under our self-insured plan reflect an estimate of probable losses. In making such estimates for legal and regulatory claims, we consider many factors, including the progress of the matter, prior experience and the experience of others in similar matters, available defenses, insurance coverage, indemnification provisions and the advice of legal counsel and other experts. In making such estimates for employee healthcare expenses, we consider many factors, including trends of our health insurance expenses and our insurance reserve limits. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that we will not incur liabilities in excess of recorded reserves or in excess of our insurance limits. Significant judgment is required in making these estimates, and the actual cost may be materially different than the estimated costs. Refer to Note 21 – Commitments, Contingencies and Other for additional detail.

New Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us for annual periods beginning after December 15, 2024, though early adoption is permitted. We are still evaluating the presentational effect that ASU 2023-09 will have on our consolidated financial statements, but we expect considerable changes to our income tax footnote.

Refer to Note 2 – Summary of Significant Accounting Policies for additional information regarding new Accounting Standards Updates (“ASU”s) issued by the Financial Accounting Standards Board (“FASB”).

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

We invest cash and securities segregated for regulatory purposes in dollar denominated bank accounts which are not subject to material changes in value due to interest rate movements. We also invest cash and securities segregated for regulatory purposes and securities owned, at fair value in U.S. government securities which may be subject to material changes in value due to interest rate movements. Securities owned, at fair value invested in U.S. government securities are generally purchased to enhance yields on required regulatory deposits. While the value of the U.S. government securities may be subject to material changes in value, we believe any reduction in value would be temporary since the securities would mature at par value.

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

Siebert 2023 Form-10K 29

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP.

Siebert 2023 Form-10K 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Siebert Financial Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Siebert Financial Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 2 and Note 17 to the consolidated financial statements, the Company recognizes revenue from the following types of services: commissions and fees; principal transactions and proprietary trading; market making; stock borrow and stock loan; advisory fees; interest, marketing, and distribution fees; and other income.

The principal considerations for our determination that revenue recognition is a critical audit matter are (i) the significant number of revenue streams and (ii) the volume of information used in the calculation of each revenue stream. This required an increased extent of audit effort when performing audit procedures.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	Reviewed management’s revenue recognition policies and related contracts.

●	Performed substantive tests of details for a sample of transactions for each material revenue stream.

●	As a result of the Company’s material weakness related to Information Technology General Controls (ITGCs), we increased the extent of substantive tests of details we would have otherwise made if the Company’s controls were designed and operating effectively. In addition, we utilized original source documents for audit evidence, rather than system reports or other information generated by the Company’s information technology (IT) systems. For any reports obtained from the IT systems, the engagement team designed specific audit procedures to substantively test the completeness and accuracy of such reports.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2017.

New York, New York

May 10, 2024

Siebert 2023 Form-10K 31

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
ASSETS

Current assets
Cash and cash equivalents	$5,735,000	$23,672,000
Cash and securities segregated for regulatory purposes; (Cash of $158.8 million, securities with a fair value of $115.5 million as of December 31, 2023; Cash of $135.2 million, securities with a fair value of $141.0 million as of December 31, 2022)	274,317,000	276,166,000
Receivables from customers	72,823,000	52,057,000
Receivables from broker-dealers and clearing organizations	3,863,000	9,094,000
Receivables from non-customers	241,000	100,000
Other receivables	2,424,000	2,119,000
Prepaid expenses and other assets	1,700,000	2,055,000
Securities borrowed	394,709,000	336,909,000
Securities owned, at fair value	18,038,000	3,204,000
Total Current assets	773,850,000	705,376,000

Deposits with broker-dealers and clearing organizations	7,885,000	1,311,000
Property, office facilities, and equipment, net	9,404,000	8,328,000
Software, net	1,432,000	991,000
Lease right-of-use assets	2,736,000	2,222,000
Equity method investment in related party	—	2,584,000
Investments, cost	—	850,000
Deferred tax assets	4,504,000	4,397,000
Goodwill	1,989,000	1,989,000
Total Assets	$801,800,000	$728,048,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$289,777,000	$321,391,000
Payables to non-customers	713,000	11,506,000
Drafts payable	1,726,000	2,384,000
Payables to broker-dealers and clearing organizations	481,000	660,000
Accounts payable and accrued liabilities	3,639,000	2,507,000
Taxes payable	2,313,000	1,052,000
Securities loaned	419,433,000	327,180,000
Securities sold, not yet purchased, at fair value	2,000	2,000
Current portion of lease liabilities	759,000	1,158,000
Current portion of long-term debt	84,000	1,073,000
Current portion of deferred contract incentive	808,000	808,000
Current portion of contract termination liability	1,898,000	—
Total Current liabilities	721,633,000	669,721,000

Lease liabilities, less current portion	2,227,000	1,245,000
Long-term debt, less current portion	4,229,000	5,974,000
Deferred contract incentive, less current portion	438,000	1,188,000
Contract termination liability, less current portion	2,564,000	—
Total Liabilities	731,091,000	678,128,000

Commitments and Contingencies

Equity
Stockholders’ equity
Common stock, $.01 par value; 100,000,000 shares authorized; 40,580,936 shares issued and 39,580,936 shares outstanding as of December 31, 2023, respectively. 32,505,329 shares issued and outstanding as of December 31, 2022.	406,000	325,000
Treasury stock, at cost; 1,000,000 and 0 shares held as of December 31, 2023 and 2022, respectively.	(2,510,000)	—
Additional paid-in capital	45,016,000	29,642,000
Retained earnings	26,808,000	18,982,000
Total Stockholders’ equity	69,720,000	48,949,000
Noncontrolling interests	989,000	971,000
Total Equity	70,709,000	49,920,000

Total Liabilities and Equity	$801,800,000	$728,048,000

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2023 Form-10K 32

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Revenue
Commissions and fees	$7,541,000	$7,340,000
Interest, marketing and distribution fees	29,577,000	17,234,000
Principal transactions and proprietary trading	13,094,000	3,743,000
Market making	1,304,000	2,443,000
Stock borrow / stock loan	16,172,000	14,518,000
Advisory fees	1,928,000	1,862,000
Other income	1,898,000	2,962,000
Total Revenue	71,514,000	50,102,000

Expenses
Employee compensation and benefits	31,936,000	28,734,000
Clearing fees, including execution costs	1,672,000	2,143,000
Technology and communications	3,364,000	4,471,000
Other general and administrative	4,410,000	4,010,000
Data processing	3,236,000	3,169,000
Rent and occupancy	1,873,000	1,955,000
Professional fees	4,459,000	3,202,000
Depreciation and amortization	2,020,000	995,000
Interest expense	263,000	440,000
Advertising and promotion	155,000	543,000
Total Expenses	53,388,000	49,662,000

Operating income	18,126,000	440,000

Earnings of equity method investment in related party	111,000	4,000
Impairment of investments	(1,035,000)	(4,015,000)
Loss on sale of equity method investment in related party	—	(719,000)
Transaction termination costs	(5,943,000)	—
Non-operating loss	(6,867,000)	(4,730,000)

Income (loss) before provision for (benefit from) income taxes	11,259,000	(4,290,000)
Provision for (benefit from) income taxes	3,415,000	(1,300,000)
Net income (loss)	7,844,000	(2,990,000)
Less net income (loss) attributable to noncontrolling interests	18,000	(1,000,000)
Net income (loss) available to common stockholders	$7,826,000	$(1,990,000)

Net income (loss) available to common stockholders per share of common stock
Basic and diluted	$0.21	$(0.06)

Weighted average shares outstanding
Basic and diluted	37,070,366	32,408,449

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2023 Form-10K 33

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance – January 1, 2022	32,403,235	$324,000	—	$—	$27,967,000	$20,972,000	$49,263,000	$1,243,000	$50,506,000
Issuance and transfers of RISE membership interests	—	—	—	—	1,573,000	—	1,573,000	1,841,000	3,414,000
Termination of agreement with technology vendor	—	—	193,906	(293,000)	—	—	(293,000)	—	(293,000)
Cancellation of treasury stock	(193,906)	(2,000)	(193,906)	293,000	(291,000)	—	—	—	—
Sales of equity method investments in related parties	—	—	—	—	(65,000)	—	(65,000)	(1,113,000)	(1,178,000)
Share-based compensation	296,000	3,000	—	—	458,000	—	461,000	—	461,000
Net (loss)	—	—	—	—	—	(1,990,000)	(1,990,000)	(1,000,000)	(2,990,000)
Balance – December 31, 2022	32,505,329	$325,000	—	$—	$29,642,000	$18,982,000	$48,949,000	$971,000	$49,920,000
Kakaopay transaction, net of issuance cost	8,075,607	81,000	—	—	14,814,000	—	14,895,000	—	14,895,000
Non-cash consideration due to Kakaopay transaction	—	—	—	—	560,000	—	560,000	—	560,000
Reacquisition of shares outstanding	—	—	1,000,000	(2,510,000)	—	—	(2,510,000)	—	(2,510,000)
Net income	—	—	—	—	—	7,826,000	7,826,000	18,000	7,844,000
Balance – December 31, 2023	40,580,936	$406,000	1,000,000	$(2,510,000)	$45,016,000	$26,808,000	$69,720,000	$989,000	$70,709,000

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2023 Form-10K 34

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$7,844,000	$(2,990,000)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Deferred income tax benefit	(107,000)	(655,000)
Depreciation and amortization	2,020,000	995,000
Earnings of equity method investment in related party	(111,000)	(4,000)
Impairment of investments	1,035,000	4,015,000
Transaction termination costs - Kakaopay fee	4,462,000	—
Loss on sale of equity method investment in related party	—	719,000
Share-based compensation	—	461,000

Changes in
Receivables from customers	(20,766,000)	33,270,000
Receivables from non-customers	(141,000)	(19,000)
Receivables from and deposits with broker-dealers and clearing organizations	(1,343,000)	3,321,000
Securities borrowed	(57,800,000)	602,609,000
Securities owned, at fair value	(14,834,000)	787,000
Prepaid expenses and other assets	(269,000)	(335,000)
Prepaid service contract	—	711,000
Payables to customers	(31,614,000)	(55,279,000)
Payables to non-customers	(10,793,000)	(5,924,000)
Drafts payable	(658,000)	580,000
Payables to broker-dealers and clearing organizations	(179,000)	406,000
Accounts payable and accrued liabilities	1,132,000	(1,170,000)
Securities loaned	92,253,000	(604,555,000)
Securities sold, not yet purchased, at fair value	—	(22,000)
Net lease liabilities	69,000	(90,000)
Taxes payable	1,261,000	(696,000)
Deferred contract incentive	(750,000)	(750,000)
Retail Platform implementation	(978,000)	—
Net cash used in operating activities	(30,267,000)	(24,615,000)

Cash Flows From Investing Activities
Distribution from equity method investment in related party	—	259,000
Purchase of office facilities and equipment	(352,000)	(284,000)
Build out of property	(1,313,000)	(985,000)
Purchase of software	(894,000)	(830,000)
Net cash used in investing activities	(2,559,000)	(1,840,000)

Cash Flows From Financing Activities
Issuance of RISE membership interests	—	600,000
Transfers of RISE membership interests	—	240,000
Kakaopay issuance cost	(1,589,000)	—
Shares issued for Kakaopay transaction	17,363,000	—
Repayments of notes payable – related party	—	(4,470,000)
Repayments of long-term debt	(2,734,000)	(661,000)
Net cash provided by (used in) financing activities	13,040,000	(4,291,000)

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	(19,786,000)	(30,746,000)
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	299,838,000	330,584,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of year	$280,052,000	$299,838,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of year	$5,735,000	$23,672,000
Cash and securities segregated for regulatory purposes - end of year	274,317,000	276,166,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of year	$280,052,000	$299,838,000

Supplemental cash flow information
Cash paid during the year for income taxes	$2,260,000	$59,000
Cash paid during the year for interest	$263,000	$440,000

Non-cash investing and financing activities
Treasury stock (1)	$(2,510,000)	$—
Kakaopay issuance cost (2)	$(318,000)	$—
Non-cash consideration due to Kakaopay transaction (2)	$(560,000)	$—
Non-cash consideration due to Kakaopay transaction (2)	$560,000	$—
Transfers of RISE membership interests (3)	$—	$2,880,000
Termination of agreement with technology vendor (4)	$—	$(293,000)
Net membership interests of RISE from transactions with Hedge Connection (1)	$—	$256,000
Net membership interests exchange between Tigress and RISE (1)	$—	$(93,000)
Forgiveness of notes payable from Hedge Connection (1)	$—	$250,000

(1)	Refer to Note 3 – Transactions with Tigress and Hedge Connection and Note 12 – Equity Method Investment in Related Party for further detail.
(2)	Refer to Note 5 – Kakaopay Transaction for further detail.
(3)	Refer to Note 4 – RISE for further detail.
(4)	Refer to Note 7 – Prepaid Service Contract for further detail.

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

Siebert 2023 Form-10K 35

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Overview

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned and majority-owned subsidiaries:

●	Muriel Siebert & Co., Inc. (“MSCO”) provides retail brokerage services. MSCO is a Delaware corporation and broker-dealer registered with the SEC under the Exchange Act and the Commodity Exchange Act of 1936, and member of FINRA, NYSE, SIPC, Euroclear, NFA, and CFTC.

●	Siebert AdvisorNXT, Inc. (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as an RIA under the Investment Advisers Act of 1940.

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC (“RISE”) is a Delaware limited liability company and a broker-dealer registered with the SEC, CFTC, FINRA, SIPC, and NFA.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

For purposes of this Annual Report on Form 10-K, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, and STXD collectively, unless the context otherwise requires.

On January 1, 2024, MSCO changed its name to Muriel Siebert & Co., LLC and SNXT changed its name to Siebert AdvisorNXT, LLC with its tax status changing from a C-Corporation to a Limited Liability Corporation. Refer to Note 24 – Subsequent Events for further detail.

The Company is headquartered in Miami Beach, FL, with primary operations in New Jersey and California. The Company has 11 branch offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company’s revenues for the years ended December 31, 2023 and 2022 were derived from its operations in the U.S.

As of December 31, 2023, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

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

Siebert 2023 Form-10K 36

Reclassification

Certain prior year amounts have been reclassified to conform to the presentation of the current period. The Company reclassified $137,000 related to a certain revenue stream from the line item “Commissions and fees” to “Other income” on the consolidated statements of operations for the year ended December 31, 2022 to conform to the presentation of the current period. The reclassification has not materially impacted the Company’s financial statements, and did not result in a change in total revenue, net income or cash flows from operations for the periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Siebert and its wholly-owned and majority-owned consolidated subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated. For the period of March 31, 2022 to October 18, 2022, the Company determined that RISE was a VIE for which the Company was the primary beneficiary. As discussed in more detail in Note 4 – RISE, as of October 18, 2022, the Company’s ownership in RISE increased to 68% and has not changed through December 31, 2023; therefore, the Company continues to consolidate RISE under the voting interest model (“VOE model”).

For consolidated subsidiaries that are not wholly-owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income or loss attributable to noncontrolling interests for such subsidiaries is presented as net income or loss attributable to noncontrolling interests on the consolidated statements of operations. The portion of total equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests on the consolidated statements of financial condition.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

These estimates relate primarily to expenses in the normal course of business as to which the Company receives no confirmations, invoices, or other documentation at the time the books are closed. The Company uses its best judgment, based on knowledge of these expenses incurred, to estimate the amount of such expenses. Actual results could differ from those estimates. The Company is not aware of any material differences between the estimates used in closing the Company’s books for the periods presented and the actual amounts of expenses incurred when the Company subsequently receives the actual confirmations, invoices, or other documentation.

Estimates are used in the allowance for credit losses, valuation of certain investments, depreciation, income taxes, and the contingent liabilities related to legal and healthcare expenses. The Company also estimates the valuation allowance for its deferred tax assets based on the more likely than not criteria. The Company believes that its estimates are reasonable.

Siebert 2023 Form-10K 37

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

Certificates of deposit: Certificates of deposit are included in investments which are recorded at fair value, which approximates cost. When certificates of deposits are held directly with banking institutions and issued directly to the Company, these are categorized within cash equivalents in level 2 of the fair value hierarchy. When certificates of deposits are available for trading, they are categorized within securities owned, at fair value in level 2 of the fair value hierarchy.

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

Siebert 2023 Form-10K 38

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

Unit investment trusts (“UITs”): Units of UITs are carried at redemption value, which is the price at which the issuing company may choose to repurchase a security before its maturity date, which represents fair value. Units of UITs are categorized as level 2.

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

Cash and Cash Equivalents

Cash and cash equivalents are all cash balances that are unrestricted. The Company has defined cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business. As of December 31, 2023 and 2022, the Company did not hold any cash equivalents.

As of December 31, 2023 and 2022, the Company maintained its cash balances at various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. The Company is subject to credit risk to the extent that the financial institution with which it conducts business is unable to fulfill its contractual obligations and deposits exceed FDIC limits. At certain times, cash balances may exceed FDIC insured limits.

Cash and Securities Segregated For Regulatory Purposes

MSCO is subject to Exchange Act Rule 15c3-3, referred to as the “Customer Protection Rule,” which requires segregation of funds in a special reserve account for the exclusive benefit of customers.

As of December 31, 2023, the Company had approximately $158.8 million in cash deposits in special reserve accounts and $115.5 million in securities segregated for regulatory purposes. As of December 31, 2022, the Company had approximately $135.2 million in cash deposits in special reserve accounts and $141.0 million in securities segregated for regulatory purposes.

Receivables From and Payables To Customers

Receivables from and payables to customers include amounts due and owed on cash and margin transactions. Receivables from customers include margin loans to securities brokerage clients and other trading receivables. Margin loans are collateralized by customer securities and are carried at the amount receivable, net of an allowance for credit losses. Collateral is required to be maintained at specified minimum levels at all times. The Company monitors margin levels and requires customers to provide additional collateral, or reduce margin positions, to meet minimum collateral requirements if the fair value of the collateral changes. The Company expects the borrowers will continually replenish the collateral as necessary because the Company subjects the borrowers to an internal qualification process to align investing objectives and risk tolerance in addition to monitoring customer activity. Receivables from and payables to customers amounts include any amounts received from interest on credit balances or paid on margin debit balances.

The Company elected the practical expedient for FASB ASC Topic 326 – “Financial Instruments – Credit Losses” (“Topic 326”) which permits it to compare the amortized cost basis of the loaned amount with the fair value of collateral received at the reporting date to measure the estimate of expected credit losses. The Company had no expectation of credit losses for its receivables from customers as of December 31, 2023 and 2022. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the consolidated statements of financial condition.

Siebert 2023 Form-10K 39

Receivables From and Payables to Non-Customers

Receivables from and payables to non-customers include amounts due and owed on cash and margin transactions on non-customer accounts owned and controlled by principal officers and directors of MSCO. Receivables from non-customers include margin loans to securities brokerage clients and other trading receivables. Margin loans are collateralized by non-customer securities and are carried at the amount receivable, net of an allowance for credit losses. Collateral is required to be maintained at specified minimum levels at all times. The Company monitors margin levels and requires non-customers to provide additional collateral, or reduce margin positions, to meet minimum collateral requirements if the fair value of the collateral changes. The Company expects the borrowers will continually replenish the collateral as necessary because the Company subjects the borrowers to an internal qualification process to align investing objectives and risk tolerance in addition to monitoring non-customer activity. Receivables from and payables to non-customers amounts include any amounts received from interest on credit balances or paid on margin debit balances.

The Company elected the practical expedient for Topic 326 which permits it to compare the amortized cost basis of the loaned amount with the fair value of collateral received at the reporting date to measure the estimate of expected credit losses. The Company has no expectation of credit losses for its receivables from non-customers as of December 31, 2023 and 2022. Securities beneficially owned by non-customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

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

MSCO customer transactions for the years ended December 31, 2023 and 2022 were both self-cleared and cleared on a fully disclosed basis through NFS. RISE customer transactions for the year ended December 31, 2023 were cleared on fully disclosed basis through MSCO. For the year ended December 31, 2022 were cleared on fully disclosed basis through GSCO and Pershing. RISE did not have any customer transactions through MSCO for the years ended December 31, 2023 and 2022.

The Company signed a four-year renewal with NFS commencing August 1, 2021 and ending on July 31, 2025, and NFS’s fees are offset against the Company’s revenues on a monthly basis. In June 2023, the Company entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC that, among other things, extends the term of their arrangement for a five-year period ending June 2028. All other broker-dealer and clearing organization relationships operate on a month-to-month basis.

Siebert 2023 Form-10K 40

Receivables from and deposits with broker-dealers and clearing organizations are in scope of the amended guidance for Topic 326. The Company continually reviews the credit quality of its counterparties and historically has not experienced a default. Further, management reassessed the risk characteristics of its receivables and applied the collateral maintenance practical expedient for the secured receivables in line with the CECL guidance. As a result, the Company had no expectation of credit losses for these arrangements as of December 31, 2023 and 2022.

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

Securities Borrowed and Securities Loaned

Securities borrowed transactions are recorded at the amount of cash collateral delivered to the counterparty. Securities loaned transactions are recorded at the amount of cash collateral received. For securities borrowed and loaned, the Company monitors the market value of the securities and obtains or refunds collateral as necessary.

The Company can elect to use an approach to measure the allowance for credit losses using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Company has elected to use this approach for its allowance for credit losses on securities borrowed. As a result of this election, and the fully collateralized nature of these arrangements, the Company had no expectation of credit losses on its securities borrowed balances as of December 31, 2023 and 2022.

Netting of Financial Assets and Financial Liabilities

Substantially all of the Company’s securities borrowing and securities lending activity is transacted under master agreements that may allow for net settlement in the ordinary course of business, as well as offsetting of all contracts with a given counterparty in the event of default by one of the parties. However, for financial statement purposes, the Company does not net balances related to these financial instruments. These financial instruments are presented on a gross basis in the consolidated statements of financial condition.

Siebert 2023 Form-10K 41

The potential effect of rights of setoff associated with the Company’s recognized assets and liabilities is as follows:

	As of December 31, 2023
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$394,709,000	—	394,709,000	$371,076,000	$23,633,000
Liabilities
Securities loaned	$419,433,000	—	419,433,000	$404,312,000	$15,121,000

	As of December 31, 2022
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$336,909,000	—	336,909,000	$326,618,000	$10,291,000
Liabilities
Securities loaned	$327,180,000	—	327,180,000	$316,648,000	$10,532,000

1)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.
2)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements.
3)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

Securities Owned and Securities Sold, Not Yet Purchased at Fair Value

Securities owned, at fair value represent marketable securities owned by the Company at trade-date valuation. Securities sold, not yet purchased, at fair value represent marketable securities sold by the Company prior to purchase at trade-date valuation. These securities are classified as trading securities and in accordance with ASC 940, these securities are measured initially at fair value and any realized or unrealized gains or losses to fair value are included in profit or loss. Below is a table with further detail on the Company’s securities.

Type of Security	Classification	Consolidated Statements of Financial Condition	Recording of Realized and Unrealized Gain or Loss
Certificates of deposit, Corporate bonds, municipal securities, options	Trading	Securities owned, at fair value	Principal transactions and proprietary trading
Equities	Trading	Securities owned, at fair value; Securities sold, not yet purchased at fair value	Market making, Principal transactions and proprietary trading
U.S. government securities	Trading	Securities owned, at fair value	Principal transactions and proprietary trading
U.S. government securities	Trading	Cash and securities segregated for regulatory purposes	Principal transactions and proprietary trading

Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation for equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally not exceeding four years. Office facilities are amortized over the shorter of their estimated useful life, generally between four and ten years, or the remaining life of the lease term unless the lease transfers ownership of the underlying asset to the lessee, or the lessee is reasonably certain to exercise an option to purchase the underlying asset, in which case the lessee will amortize over the estimated useful life of the office facilities. Depreciation for property is calculated using the straight-line-method over the estimated useful life of the property, not exceeding forty years.

Siebert 2023 Form-10K 42

Software, Net

The Company capitalizes certain costs for certain software and amortizes them over their useful life, generally not exceeding three years. Depending on the terms of the contract, the Company either records costs from software hosting arrangements as prepaid assets and amortizes them over the contract term, or the costs are expensed as incurred.

The Company enters into certain software hosting arrangements where the associated professional development services work is capitalized and then amortized over the term of the contract.

Other software costs such as routine maintenance and various data services are expensed as incurred.

Leases

The Company reviews all relevant contracts to determine if the contract contains a lease at its inception date. A contract contains a lease if the contract conveys the right to control the use of an underlying asset for a period of time in exchange for consideration. If the Company determines that a contract contains a lease, it recognizes, on the consolidated statements of financial condition, a lease liability and a corresponding right-of-use asset on the commencement date of the lease. The lease liability is initially measured at the present value of the future lease payments over the lease term using the rate implicit in the lease or, if not readily determinable, the Company’s secured incremental borrowing rate. An operating lease right-of-use asset is initially measured at the value of the lease liability minus any lease incentives and initial direct costs incurred plus any prepaid rent.

The Company’s leases are classified as operating leases and consist of real estate leases for office space, data centers and other facilities. Each lease liability is measured using the Company’s secured incremental borrowing rate, which is based on an internally developed rate based on the Company’s size, growth, risk profile and a duration similar to the lease term. The Company’s leases have remaining terms of approximately 1 to 5 years as of December 31, 2023. The Company does not include renewal options as the renewal options are not reasonably certain to be exercised; however, the Company continues to monitor the lease renewal options. The Company’s operating leases contain both lease components and non-lease components. Non-lease components are distinct elements of a contract that are not related to securing the use of the underlying assets, such as common area maintenance and other management costs. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in line item “Rent and occupancy” on the consolidated statements of operations.

Equity Method Investments

Investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are included in the line item “Equity method investment in related party” on the consolidated statements of financial condition. Under this method of accounting, the Company’s share of the net income or loss of the investee is presented before the income before provision for income taxes on the consolidated statements of operations.

The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment.

Investments, Cost

Investments in equity shares without a readily determinable fair value and for which the Company does not have the ability to exercise significant influence are accounted for at cost adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer, and impairments. Those investments are classified within Investments, cost on the consolidated statements of financial condition. As of December 31, 2023 and 2022, the Company had investments, cost of $0 and $850,000, respectively.

Siebert 2023 Form-10K 43

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

The Company’s annual impairment test date is December 31. The Company completed a qualitative assessment for its reporting unit during its most recent annual impairment review. The Company concluded that it has one reportable segment and tests goodwill on a consolidated basis. Based on this qualitative assessment, the Company determined that there was no evidence of impairment to the balance of its goodwill as of both December 31, 2023 and 2022.

Drafts Payable

Drafts payable represent checks drawn by the Company against customer accounts which remained outstanding and had not cleared the bank as of the end of the period.

Deferred Contract Incentive

The Company entered into an amendment with its agreement with NFS whereby the Company received a one-time business development credit of $3 million, and NFS will pay the Company four annual credits of $100,000, which are both recorded in the line item “Deferred contract incentive” on the consolidated statements of financial condition. Annual credits shall be paid on the anniversary of the date on which the first credit was paid. The business development credit and annual credits will be recognized as contra expense over four years and one year, respectively, in the line item “Clearing fees, including execution costs” on the consolidated statements of operations.

Contract Termination Liability

The Company entered into a settlement agreement with Kakaopay whereby it will pay Kakaopay $5 million, payable in quarterly installments.

The Company accounted for this transaction as an exit or disposal cost obligation in accordance with ASC 420, “Exit or Disposal Cost Obligations.” Accordingly, the Company recognized the liability at fair value by using a present value technique that used a discount rate equivalent to the bank prime rate as of the date of the agreement. The liability is recorded on the line item “Contract termination liability” on the consolidated statements of financial condition. The expense was recorded in the line item “Transaction termination costs” on the consolidated statements of operations. Refer to Note 5 – Transaction with Kakaopay for further detail.

Revenue Recognition

The primary sources of revenue for the Company are as follows:

Commissions and Fees

The Company earns commission revenue for executing trades for clients in individual equities, options, insurance products, futures, fixed income securities, as well as certain third-party mutual funds and ETFs.

Siebert 2023 Form-10K 44

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

Principal Transactions and Proprietary Trading

Principal transactions and proprietary trading primarily represent two revenue streams. The first revenue stream is riskless transactions in which the Company, after executing a solicited order, buys or sells securities as principal and at the same time buys or sells the securities with a markup or markdown to satisfy the order. The second revenue stream is entering into transactions where U.S. government securities and other securities are traded by the Company.

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

Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received, respectively, with all related securities, collateral, and cash both held at and moving through DTC or OCC as appropriate for each counterparty. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. Securities loaned transactions require the receipt of collateral by the Company in the form of cash in an amount generally in excess of the fair value of securities loaned. The Company monitors the fair value of securities borrowed and loaned daily, with additional collateral obtained or returned as necessary. Securities borrow and loan fees represent interest or (rebate) on the cash received or paid as collateral on the securities borrowed or loaned.

The Company applies a practical expedient to ASC 326 regarding its securities borrowed and loaned balances and their underlying collateral. Inherent in this activity, the Company and its counterparties to securities borrowed and loaned transactions, mark to market the collateral, securing these transactions on a daily basis through DTC or OCC. The counterparty continually replenishes the collateral securing the asset in accordance with standard industry practice. Based on the above factors, there is no material current expected credit loss under ASC 326 for securities borrowed and loaned transactions is not needed as of December 31, 2023.

Siebert 2023 Form-10K 45

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

Other Income

Other income represents fees generated from consulting services to a technology provider, payment for order flow, and transactional fees generated from client accounts. The performance obligation for consulting services to a technology provider is providing consulting services and is satisfied over time in line with the duration of the consulting contract. The performance obligation related to payment for order flow is providing financial services and is satisfied at a point in time. The performance obligation related to transactional fees generated from client accounts is providing financial services to clients and is satisfied over time.

The Company also earns revenue from an agreement with JonesTrading Institutional Service, LLC (“JonesTrading”) whereby JonesTrading pays the Company a percentage of the net revenue produced by certain historical institutional customers less any related expenses. Revenue from JonesTrading is determined based on the factors outside of the Company’s control and the Company records the income amount on a monthly basis when the actual amount of income is known.

Costs to Obtain or Fulfill a Contract; Other

For the periods presented, there were no costs capitalized related to obtaining or fulfilling a contract with a customer, and thus the Company has no balances for contract assets or contract liabilities. The Company concludes that its revenue streams have the same underlying economic factors, and as such, no disaggregation of revenue is required.

Siebert 2023 Form-10K 46

Performance Obligation

The following table presents each revenue category and its related performance obligation:

Revenue Stream	Performance Obligation	Recognition
Commission and fees	Provide financial services to customers and counterparties	Point in time recognition
Principal transactions and proprietary trading	Provide financial services to customers and counterparties	Point in time recognition
Market making	Provide financial services to customers and counterparties	Point in time recognition
Stock borrow / stock loan	Provide financial services to customers and counterparties	Point in time recognition
Advisory fees	Provide financial services to customers and counterparties	Over time recognition

Interest, marketing and distribution fees
Interest	NA	Over time recognition
Marketing fees	Provide financial services to customers and counterparties	Point in time recognition
Distribution fees	Fixed: provide financial services to customers and counterparties; Variable: NA	Fixed: Point in time recognition; Variable: Over time recognition

Other income
Consulting services to a technology provider	Provide consulting services	Over time recognition
Payment for order flow	Provide financial services to customers	Point in time recognition
Transactional fees generated from client accounts	Provide financial services to customers	Point in time recognition
Revenue from agreement with JonesTrading	NA	Point in time recognition

Share-Based Compensation

The Company grants share-based compensation and accounts for share-based compensation in accordance with ASC Topic 718, “Compensation-Stock Compensation,” which establishes accounting for share-based compensation to employees for services. Under the provisions of ASC 718-10-35, share-based compensation cost is measured at the grant date, based on the fair value of the award on that date and is expensed at the grant date (for the portion that vests immediately) or ratably over the related vesting periods. Refer to Note 22 – Employee Benefit Plans for further detail.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred and were $155,000 and $543,000 for the years ended December 31, 2023, and 2022, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Siebert 2023 Form-10K 47

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the provision for income taxes line on the consolidated statements of operations. Accrued interest and penalties would be included on the related tax liability line on the consolidated statements of financial condition.

Capital Stock

The authorized capital stock of the Company consists of a single class of common stock. Shares authorized were 100 million as of both December 31, 2023 and 2022.

Per Share Data

Basic earnings per share is calculated by dividing net income available to the Company’s common stockholders by the weighted average number of outstanding common shares during the year. Diluted earnings per share is calculated by dividing net income available to the Company’s common stockholders by the number of shares outstanding under the basic calculation and adding all dilutive securities, which consist of options. The Company has no dilutive securities as of both December 31, 2023 and 2022.

New Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for the Company for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is still evaluating the presentational effect that ASU 2023-09 will have on its consolidated financial statements, but the Company expects considerable changes to its income tax footnote.

Accounting Standards Adopted in Fiscal 2023

The Company did not adopt any new accounting standards during the year ended December 31, 2023. The Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s consolidated financial statements and related disclosures as of December 31, 2023.

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

Siebert 2023 Form-10K 48

Reorganization Agreement

On October 18, 2022, the Company entered into a Reorganization Agreement (“Reorganization Agreement”) with Tigress whereby the Company exchanged 7% of the outstanding membership interests in Tigress for all of Tigress’ ownership interest in RISE. As a result of the Reorganization Agreement, the Company’s ownership interest of Tigress decreased from 24% to 17%. Based on the level of the Company’s ownership of Tigress, the Company concluded that it was still able to exercise significant influence over Tigress following the Reorganization Agreement. Therefore, the Company continued to account for this investment under the equity method of accounting through the Company’s sale of its interest in Tigress on July 10, 2023.

During the years ended December 31, 2023 and 2022, the net loss as a result of this transaction was $0 and $719,000, respectively, which is in the line item “Loss on sale of equity method investment in related party” on the consolidated statements of operations.

Share Redemption Agreement

On July 10, 2023, the Company entered into a Share Redemption Agreement with Cynthia DiBartolo, CEO of Tigress, pursuant to which the Company repurchased from Ms. DiBartolo one million shares of its common stock held by Ms. DiBartolo in exchange for conveying to Ms. DiBartolo the Company’s 17% interest in Tigress. The Company accounted for the Share Redemption Agreement as a sale of a financial asset in accordance with ASC 860. The one million shares of Company common stock that the Company received from Ms. DiBartolo had a fair value of $2,510,000 which was equal to the fair value of the Company’s 17% interest in Tigress sold to Ms. DiBartolo. As such, no gain or loss was recognized as a result of the transaction. Following the transaction, the Company had no remaining interest in Tigress. Refer to Note 12 – Equity Method Investment in Related Party in this Report for more detail on these transactions and information that impacted the periods presented.

Impairment

As a result of the Reorganization Agreement described above as well as the fact that Tigress had been impacted by adverse market conditions resulting in a decline in Tigress’ performance and future projections, management concluded that a triggering event had occurred and evaluated if the investment in Tigress was other than temporarily impaired. Thus, the Company performed an impairment test as of October 18, 2022, and estimated the fair value of Tigress using the income and market approach. For the income approach, the Company utilized estimated discounted future cash flow expected to be generated by Tigress. For the market approach, the Company utilized market multiples of revenue and earnings derived from comparable publicly-traded companies. Based upon the updated valuation, the Company recognized an impairment of $4,015,000 for the year ended December 31, 2022, which is included in line item “Impairment of investments” on the consolidated statements of operations.

As a result of the Share Redemption Agreement described above, the Company recognized an impairment charge for its investment in Tigress of approximately $185,000 for the year ended December 31, 2023, which is included in “Impairment of investments” in the consolidated statements of operations. The fair value of the Company’s investment in Tigress was determined using observed current market prices of Tigress’ membership interests that were below the Company’s carrying value of its equity investment in Tigress. Following the Share Redemption Agreement, the Company had no remaining interest in Tigress.

Siebert 2023 Form-10K 49

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

The net loss as a result of this transaction was $627,000, which is in the line item “Loss on sale of equity method investment in related party” on the consolidated statements of operations. The components that resulted in the net loss of $627,000 were the writing off of the carrying value of the Company’s investment in Hedge Connection of $1,020,000, offset by the forgiveness of the notes payable to Hedge Connection of $250,000 as well as the net return of RISE treasury stock of $143,000.

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

As a result of the transactions described in Note 3 – Transactions with Tigress and Hedge Connection, Siebert’s ownership in RISE increased to 68%, and therefore Siebert continued to consolidate RISE from October 18, 2022 through December 31, 2022 under the VOE model. There have been no further transactions related to RISE’s membership interests for the year ended December 31, 2023.

As of December 31, 2023, RISE reported assets of $1.3 million and liabilities of $0. As of December 31, 2022, RISE reported assets of $1.3 million and liabilities of $0.1 million. There are no restrictions on RISE’s assets.

Siebert 2023 Form-10K 50

5. Kakaopay Transaction

On April 27, 2023, Siebert entered into a Stock Purchase Agreement with Kakaopay (the “First Tranche Stock Purchase Agreement”), pursuant to which Siebert agreed to issue to Kakaopay Corporation (“Kakaopay”), a company established under the Laws of the Republic of Korea and a fintech subsidiary of Korean-based conglomerate Kakao Corp., 8,075,607 shares of Siebert’s common stock (the “First Tranche Shares” and, such transaction, the “First Tranche”) at a per share price of Two Dollars Fifteen Cents ($2.15), which represented 19.9% of the outstanding equity securities of Siebert on a fully diluted basis (taking into account the issuance of the First Tranche Shares). The First Tranche closed on May 18, 2023 and, in connection therewith, Siebert entered into a Registration Rights and Lock-Up Agreement (the “Registration Rights Agreement”) and a Stockholders’ Agreement (the “Original Stockholders’ Agreement”) with Kakaopay.

Concurrent with the execution of the First Tranche Stock Purchase Agreement, Siebert and Kakaopay entered into a second Stock Purchase Agreement (the “Second Tranche Stock Purchase Agreement” and, together with the First Tranche Stock Purchase Agreement, the “Stock Purchase Agreements”), pursuant to which Siebert agreed to issue to Kakaopay an additional 25,756,470 shares of Siebert’s common stock (the “Second Tranche Shares” and, such transaction, the “Second Tranche”) at a per share price of Two Dollars Thirty Five Cents ($2.35), so that Kakaopay would own 51% of the outstanding equity securities of Siebert on a fully diluted basis (taking into account the issuance of the First Tranche Shares and the Second Tranche Shares).

On December 19, 2023, Siebert entered into a Termination and Settlement Agreement (the “Settlement Agreement”) with Kakaopay, Kakaopay Securities Corp. (“Kakaopay Securities”), MSCO and certain Gebbia parties named therein. Under the Settlement Agreement, the parties mutually agreed to terminate the Second Tranche Stock Purchase Agreement. The parties terminated the Second Tranche Stock Purchase Agreement after reaching a compromise regarding their disagreement over, among other things, the occurrence of a “Purchaser Material Adverse Effect” in the Second Tranche Stock Purchase Agreement, and the ability of the closing conditions in the Second Tranche Stock Purchase Agreement to be satisfied. Certain related agreements were also terminated, including the Foreign Broker-Dealer Fee Sharing Agreement, dated April 27, 2023, between MSCO and Kakaopay Securities, and the Support and Restrictive Covenant Agreements by certain Gebbia stockholders, each dated April 27, 2023. The parties also agreed (i) to amend and restate the Original Stockholders’ Agreement as described below, (ii) that the Company will pay Kakaopay a fee of $5,000,000 (payable in ten quarterly installments beginning on March 29, 2024) and (iii) to customary releases. Kakaopay continues to own the 8,075,607 shares of the Company’s common stock that it purchased from the Company in May 2023, and Kakaopay agreed to certain standstill restrictions with respect to its ownership of the Company’s common stock, subject to certain conditions.

In connection with the foregoing, on December 19, 2023, Siebert entered into an Amended and Restated Stockholders’ Agreement (the “A&R Stockholders’ Agreement”) with Kakaopay, certain stockholders listed on Schedule I thereto and John J. Gebbia (in his individual capacity and as representative of the Gebbia Stockholders (as defined therein)) to amend and restate the Original Stockholders’ Agreement. Under the A&R Stockholders’ Agreement, Kakaopay retains its right to designate one director to the Company’s board of directors, subject to certain conditions, but the additional board designation rights in the Original Stockholders’ Agreement that would have applied following the closing of the Second Tranche have been removed. The A&R Stockholders’ Agreement also, among other things, modifies various specified events requiring the prior written consent of Kakaopay, which provided the Company’s management with additional flexibility to grow the Company with reduced restrictions. The A&R Stockholders’ Agreement also adds tag-along rights in favor of Kakaopay and the Gebbia Stockholders.

At the time of the issuance, the total deferred issuance cost of $2,467,000 related to the First Tranche was reclassified as a reduction to “Additional paid-in capital” in stockholders’ equity on the consolidated statements of financial condition. This amount consisted of $318,000 which was recorded within the line item “Prepaid expenses and other assets” on the consolidated statements of financial condition as of December 31, 2022, and $2,149,000 which was incurred during the year ended December 31, 2023. Of the amount incurred during the year ended December 31, 2023, $560,000 was part of non-cash consideration.

The Company incurred $5,943,000 for the year ended December 31, 2023 associated with the termination of the transaction with Kakaopay which is recorded in the line item “Transaction termination cost” on the consolidated statements of operations. This amount consisted of the $5,000,000 fee to Kakaopay (payable in ten quarterly installments beginning on March 29, 2024) adjusted for the present value of the payments as of the date of the agreement, as well as legal and other consulting costs associated with the transaction of approximately $1,481,000. The discount rate used for the calculation of the present value of the cash flows was 8.5%.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company (“BCW”), to purchase 403,780 shares of common stock of the Company held by Ms. Gebbia at an exercise price of $2.15 per share. Ms. Gebbia issued the warrant pursuant to that certain agreement, dated March 27, 2023, by and among Ms. Gebbia, the Company and BCW relating to the investment by Kakaopay in the Company. The fair value of the warrant of $560,000 was recorded as non-cash consideration on the consolidated statements of changes in stockholders’ equity and the consolidated statements of cash flows, as well as for the deferred issuance cost related to the First Tranche as described above.

Siebert 2023 Form-10K 51

6. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of December 31, 2023	As of December 31, 2022
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$9,332,000	$8,187,000
Goldman Sachs & Co. LLC (“GSCO”)	38,000	31,000
Pershing	—	96,000
National Financial Services, LLC (“NFS”)	2,212,000	2,006,000
Securities fail-to-deliver	119,000	3,000
Globalshares	47,000	82,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$11,748,000	$10,405,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$399,000	$396,000
Payables to broker-dealers	82,000	264,000
Total Payables to broker-dealers and clearing organizations	$481,000	$660,000

(1)	Depository Trust and Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of December 31, 2023 and 2022, MSCO had shares of DTCC common stock valued at approximately $1,236,000 and $1,054,000, respectively, which are included in the line item “Deposits with broker-dealers and clearing organizations” on the consolidated statements of financial condition.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.0 million in its brokerage account at MSCO as of December 31, 2023. RISE did not have any balances at MSCO as of December 31, 2022. The resulting asset of RISE and liability of MSCO is eliminated in consolidation. The Company terminated its clearing relationships with GSCO and Pershing in 2022.

7. Prepaid Service Contract

In April 2020, the Company entered into an agreement with a technology vendor in which the Company paid the technology vendor $1.0 million and 193,906 shares of the Company’s restricted common stock for a total of $2.1 million in exchange for services to develop a new client and back end interface as well as related functionalities for the Company’s key operations. In addition, the Company agreed to pay an annual license fee of $600,000 for this software.

In February 2022, the Company entered into a Consulting Services Agreement (“CSA”) with the technology vendor, whereby the Company would provide certain consulting services over an 18-month period. The consulting fee income was recognized on a straight-line basis over the service period. The Company recorded a total of $1.7 million for the year ended December 31, 2022 from the technology vendor which is included in the line item “Other income” on the consolidated statements of operations.

In September 2022, the Company and the technology vendor mutually agreed to terminate the services being provided under both the original agreement as well as the CSA. Per the terms of the respective termination agreements, neither the Company nor the technology vendor will have any further obligations to provide future services. As part of the termination, the technology vendor returned 193,906 shares of the Company’s common stock previously issued. As of December 31, 2022, the Company wrote off the remaining balance of the prepaid service contract of $532,000 and the Company received $950,000 which is included in the line item “Other income” on the consolidated statements of operations.

Siebert 2023 Form-10K 52

The expense related to share-based payments to the technology vendor for professional services was $0 and $239,000 for the years ended December 31, 2023 and 2022, respectively. The total expense related to the technology vendor was $0 and $711,000 for the years ended December 31, 2023 and 2022, respectively, which is included in “Technology and communications” on the consolidated statements of operations.

8. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present, by level within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis for the periods indicated. As required by ASC Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$115,515,000	$—	$—	$115,515,000

Securities owned, at fair value
U.S. government securities	$17,636,000	$—	$—	$17,636,000
Certificates of deposit	—	114,000	—	114,000
Corporate bonds	—	3,000	—	3,000
Options	2,000	—	—	2,000
Equity securities	146,000	137,000	—	283,000
Total Securities owned, at fair value	$17,784,000	$254,000	$—	$18,038,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$2,000	$—	$—	$2,000
Total Securities sold, not yet purchased, at fair value	$2,000	$—	$—	$2,000

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$140,978,000	$—	$—	$140,978,000

Securities owned, at fair value
U.S. government securities	$2,808,000	$—	$—	$2,808,000
Certificates of deposit	—	92,000	—	92,000
Municipal securities	—	52,000	—	52,000
Corporate bonds	—	7,000	—	7,000
Equity securities	63,000	182,000	—	245,000
Total Securities owned, at fair value	$2,871,000	$333,000	$—	$3,204,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$2,000	$—	$—	$2,000
Total Securities sold, not yet purchased, at fair value	$2,000	$—	$—	$2,000

Siebert 2023 Form-10K 53

The Company had U.S. government securities, certificates of deposit, municipal securities, and corporate bonds with the market values and maturity dates for the periods indicated below:

As of December 31, 2023
Maturing in 2023	$30,000,000
Maturing in 2024	98,931,000
Maturing in 2025	3,965,000
Maturing after 2025	115,000
Accrued interest	257,000
Total Market value	$133,268,000

As of December 31, 2022
Maturing in 2023	$106,873,000
Maturing in 2024	36,506,000
Maturing after 2024	150,000
Accrued interest	409,000
Total Market value	$143,938,000

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

	As of December 31
	2023	2022
Equity method investment in related party	$—	$2,584,000

As a result of the 2023 transaction discussed in Note 3 – Transactions with Tigress and Hedge Connection, the Company recognized an impairment charge for its investment in Tigress of approximately $185,000 during the year ended December 31, 2023, which is included in “Impairment of investments” on the consolidated statements of operations. The fair value of the Company’s investment in Tigress was determined using observed current market prices of Tigress’ membership interests that were below the Company’s carrying value of its equity investment in Tigress. Following the transaction, the Company had no remaining interest in Tigress.

As a result of the 2022 transaction discussed Note 3 – Transactions with Tigress and Hedge Connection, the Company recognized an impairment charge for its investment in Tigress of approximately $4,015,000 for the year ended December 31, 2022. The fair value of the Company’s investment in Tigress was determined using the income and market approach. For the income approach, the Company utilized estimated discounted future cash flow expected to be generated by Tigress. For the market approach, the Company utilized market multiples of revenue and earnings derived from comparable publicly-traded companies.

Financial Assets and Liabilities Not Carried at Fair Value

The following represents financial instruments in which the ending balances as of December 31, 2023 and 2022 that are not carried at fair value in the consolidated statements of financial condition:

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents as well as cash and securities segregated for regulatory purposes, are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. The Company had no cash equivalents for regulatory purposes as of December 31, 2023 and 2022. Securities segregated for regulatory purposes consist solely of U.S. government securities and are included in the fair value hierarchy table above. Cash and cash equivalents and cash and securities segregated for regulatory purposes are classified as level 1.

Siebert 2023 Form-10K 54

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

Long-term debt: The carrying amount of the mortgage with East West Bank approximates the fair value at the time of issuance as it reflected terms that approximated market terms for similar arrangements. During the periods presented, the interest rate has increased to reflect current market terms, which would favorably reduce the fair value of long-term debt. Under the fair value hierarchy, the mortgage is classified as level 2.

Contract settlement liability: The carrying amount of the contract settlement liability approximates fair value which is the present value of the payments at a discount rate as of the date of the agreement. Under the fair value hierarchy, the contract settlement liability is classified as level 2.

9. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of December 31
	2023	2022
Property	$6,815,000	$6,815,000
Office facilities	2,475,000	2,616,000
Equipment	726,000	674,000
Total Property, office facilities, and equipment	10,016,000	10,105,000
Less accumulated depreciation	(612,000)	(1,777,000)
Total Property, office facilities, and equipment, net	$9,404,000	$8,328,000

Total depreciation expense for property, office facilities, and equipment was $589,000 and $404,000 for the years ended December 31, 2023 and 2022, respectively.

Miami Office Building

On December 30, 2021, the Company purchased the Miami office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space and serves as the headquarters of the Company.

Siebert 2023 Form-10K 55

Depreciation expense commenced in April 2023 when the Miami office building was completed and placed in service. The Company invested $1,313,000 and $985,000 in the years ended December 31, 2023 and 2022, respectively, to build out the Miami office building.

10. Software, Net

Software consisted of the following as of the periods indicated:

	As of December 31
	2023	2022
Robo-advisor	$—	$763,000
Other software	1,716,000	3,342,000
Total Software	1,716,000	4,105,000
Less accumulated amortization – robo-advisor	—	(763,000)
Less accumulated amortization – other software	(284,000)	(2,351,000)
Total Software, net	$1,432,000	$991,000

In the fourth quarter of 2022, the Company partnered with a technology vendor to develop a new Retail Platform. The total software development expense related to this project was $978,000 as of December 31, 2023, all of which was capitalized.

During the year ended December 31, 2023, the Company decided to terminate the agreement with the technology vendor and reassess its technology needs. The Company decided to change the strategic direction of its technology development for its Retail Platform and determined that an other than temporary impairment of the Retail Platform existed. The Company recognized an impairment loss of $990,000 for the year ended December 31, 2023, which is included in “Depreciation and amortization” on the consolidated statements of operations.

Total amortization of software was $442,000 and $590,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company estimates future amortization of current software assets of $560,000, $492,000, $317,000, and $63,000, in the years ended December 31, 2024, 2025, 2026, and 2027, respectively.

11. Leases

As of December 31, 2023, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2024 through 2028. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the consolidated statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the consolidated statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the consolidated statements of financial condition and the below tables display further detail on the Company’s leases.

On July 7, 2023, the Company entered into a new lease agreement expiring in December 2028 for office space in the World Financial Center in New York City. This office will replace the New Jersey office as one of the Company’s key operating centers and the total commitment of the lease is approximately $2.1 million. The estimated build out cost for this office space is approximately $800,000.

Lease Term and Discount Rate	As of December 31, 2023	As of December 31, 2022
Weighted average remaining lease term – operating leases (in years)	3.9	2.7
Weighted average discount rate – operating leases	6.9%	5.0%

	Year Ended December 31
	2023	2022
Operating lease cost	$1,326,000	$1,299,000
Short-term lease cost	392,000	366,000
Variable lease cost	155,000	290,000
Total Rent and occupancy	$1,873,000	$1,955,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,256,000	$1,380,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$1,693,000	$888,000

Siebert 2023 Form-10K 56

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of December 31, 2023 were as follows:

Year	Amount
2024	$938,000
2025	861,000
2026	694,000
2027	520,000
2028	443,000
Remaining balance of lease payments	3,456,000
Less: difference between undiscounted cash flows and discounted cash flows	470,000
Lease liabilities	$2,986,000

12. Equity Method Investment in Related Party

Transaction with Tigress

The Company’s investment in Tigress was accounted for under the equity method of accounting. In determining whether the investment in Tigress should be accounted for under the equity method of accounting, the Company considered the guidance under ASC 323, Investments – Equity Method and Joint Ventures. Prior to the Reorganization Agreement, the Company maintained 24% ownership interest in Tigress, which represented a significant ownership level, the Company and Tigress had common representation on their respective Board of Directors, and certain employees of Tigress were also employees of RISE. Based on these criteria, the Company determined that it was able to exercise significant influence over Tigress, and therefore the equity method of accounting applied for this investment.

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

Under the equity method, the Company recognized its share of Tigress’ income or loss in the line item “Earnings of equity method investment in related party” on the consolidated statements of operations. The Company has elected to classify distributions received from equity method investees using the cumulative earnings approach. The earnings recognized from the Company’s investment in Tigress was $111,000 and a loss of $16,000 for the years ended December 31, 2023 and 2022, respectively, which is in the line item “Earnings of equity method investment in related party” on the consolidated statements of operations.

The Company received cash distributions from Tigress of $0 and $259,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the carrying amount of the investment in Tigress was $0 and $2,584,000, respectively. There were no events or circumstances suggesting the carrying amount of the investment was impaired as of December 31, 2022.

Below is a table showing the summary from the consolidated statements of operations and financial condition for Tigress based on the most recent financials prior to the transaction on July 10, 2023 (unaudited):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Revenue	$4,039,000	$8,432,000
Operating income (loss)	$721,000	$(132,000)
Net income (loss)	$721,000	$(132,000)

	As of
	June 30, 2023	December 31, 2022
Assets	$8,824,000	$8,169,000
Liabilities	$5,853,000	$5,301,000
Stockholders’ Equity	$2,971,000	$2,868,000

Transaction with Hedge Connection

Prior to the Termination Agreement with Hedge Connection, the Company determined that it was able to exercise significant influence over Hedge Connection as the Company had a significant level of ownership and had the right to appoint a director to Hedge Connection’s Board of Directors. As such, the equity method of accounting applied for this investment, and the Company recognized $0 and $20,000 from its investment in Hedge Connection during the years ended December 31, 2023 and 2022, respectively, which is in the line item “Earnings of equity method investment in related party” on the consolidated statements of operations.

Siebert 2023 Form-10K 57

13. Investments, Cost

As of both December 31, 2023 and 2022, the Company maintained a 2% ownership interest in the Trading Technology Provider.

In June 2023, in view of the Trading Technology Provider’s business performance and near-term business outlook that were below the Company’s previous expectations, as well as observed market transactions of the Trading Technology Provider’s equity that were below the carrying value of the Company’s investment of the Trading Technology Provider, the Company determined that an other than temporary impairment existed. For the year ended December 31, 2023, the Company recognized an impairment charge for its investment in the Trading Technology Provider of $850,000, which is included in “Impairment of investments” on the consolidated statements of operations. As of December 31 2023 and 2022, this ownership interest in the Trading Technology Provider was $0 and $850,000, respectively, which is in the line item “Investments, cost” on the consolidated statements of financial condition.

14. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company purchased the Miami office building for approximately $6.8 million, which was partially financed through a mortgage with East West Bancorp, Inc. (“East West Bank”). The mortgage was for approximately $4 million with a commitment for another $338,000 to finance part of the build out of the Miami office building. The Company has utilized its commitment of $338,000 as of December 31, 2022.

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of December 31, 2023, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of December 31, 2023 were as follows:

Amount
2024	$84,000
2025	88,000
2026	91,000
2027	95,000
2028	98,000
Thereafter	3,857,000
Total	$4,313,000

The interest expense related to this mortgage was $159,000 and $143,000 for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, the interest rate for this mortgage was 3.6%.

Loan with East West Bank

Overview

On July 22, 2020, the Company entered into a loan and security agreement with East West Bank. In accordance with the terms of this agreement, the Company had the ability to borrow term loans in an aggregate principal amount not to exceed $10 million during the two-year period following July 22, 2020. The Company originally borrowed approximately $5.0 million and paid off the full remaining balance of the loan of approximately $2.7 million for the year ended December 31, 2023.

Siebert 2023 Form-10K 58

The Company’s obligations under the agreement were secured by a lien on all of the Company’s cash, dividends, stocks and other monies and property from time to time received or receivable in exchange for the Company’s equity interests in and any other rights to payment from the Company’s subsidiaries; any deposit accounts into which the foregoing was deposited and all substitutions, products, proceeds (cash and non-cash) arising out of any of the foregoing. Each term loan had a term of four years, beginning when the draw was made. The repayment schedule utilized a five-year (60 month) amortization period, with a balloon on the remaining amount due at the end of four years.

Term loans made pursuant to the agreement bore interest at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan was not less than 3.25%. In addition to the foregoing, on the date that each term loan was made, the Company paid to the lender an origination fee equal to 0.25% of the principal amount of such term loan. Pursuant to the loan agreement, the Company paid all lender expenses in connection with the loan agreement.

This agreement contained certain financial and non-financial covenants. The financial covenants were that the Company must maintain a debt service coverage ratio of 1.35 to 1, an effective tangible net worth of a minimum of $25 million, and MSCO must maintain a net capital ratio that is not less than 10% of aggregate debit items. Certain other non-financial covenants included that the Company must promptly notify East West Bank of the creation or acquisition of any subsidiary that at any time owns assets with a value of $100,000 or greater. As of June 30, 2023 and December 31, 2022, the interest rate for this loan was 8.0% and 7.5%, respectively.

The interest expense related to the loan was $103,000 and $144,000 for the years ended December 31, 2023 and 2022, respectively.

15. Notes Payable - Related Party

During 2022 the Company had notes payable to Gloria E. Gebbia and Hedge Connection of $3 million and $600,000, respectively; however, as of December 31, 2022, the Company had no outstanding balance on these notes payables. During the year ended December 31, 2023, the Company did not have notes payable to Gloria E. Gebbia. The Company’s interest expense for these notes payable for the year ended December 31, 2022 was $151,000.

16. Deferred Contract Incentive

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025.

As part of this agreement, the Company received a one-time business development credit of $3 million from NFS, and NFS will pay the Company four annual credits of $100,000, which are recorded in the line item “Deferred contract incentive” on the consolidated statements of financial condition. Annual credits shall be paid on the anniversary of the date on which the first credit was paid. The business development credit and annual credits will be recognized as contra expense over four years and one year, respectively, in the line item “Clearing fees, including execution costs” on the consolidated statements of operations. The amendment also provides for an early termination fee if the Company chooses to end its agreement before the end of the contract term.

In relation to this agreement, the Company recognized $850,000 in contra expense for both the years ended December 31, 2023, and 2022. The balance of the deferred contract incentive was approximately $1.2 million and $2.0 million as of December 31, 2023 and 2022, respectively.

17. Revenue Recognition

Refer to Note 2 – Summary of Significant Accounting Policies for detail on the Company’s primary sources of revenue and the corresponding accounting treatment. Information related to items that impact certain revenue streams within the periods presented is shown below.

Principal Transactions and Proprietary Trading

The Company regularly invests in treasury bill and treasury notes, which are primarily in the line item “Cash and securities segregated for regulatory purposes” on the consolidated statements of financial condition, in order to enhance its yield on its excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss on the Company’s U.S. government securities portfolio. In 2023, the Company recorded the reversal of the unrealized loss resulting in a realized and unrealized gain due to the securities coming closer to maturity, the latest maturity being April 2025. Refer to Note 8 – Fair Value Measurements for additional detail.

Siebert 2023 Form-10K 59

The following table represents detail related to principal transactions and proprietary trading.

	Year Ended December 31
	2023	2022	Year over Year Increase
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$9,275,000	$7,643,000	$1,632,000
Realized and unrealized gain (loss) on portfolio of U.S. government securities	3,819,000	(3,900,000)	7,719,000
Total Principal transactions and proprietary trading	$13,094,000	$3,743,000	$9,351,000

Stock Borrow / Stock Loan

For the years ended December 31, 2023 and 2022, stock borrow / stock loan revenue was $16,172,000 ($47,166,000 gross revenue less $30,994,000 expenses) and $14,518,000 ($33,883,000 gross revenue less $19,365,000 expenses), respectively.

Interest, Marketing and Distribution Fees

For the years ended December 31, 2023 and 2022, interest, marketing and distribution fees was $29,577,000 ($30,036,000 gross revenue less $459,000 expenses) and $17,234,000 ($17,908,000 gross revenue less $674,000 expenses), respectively.

Other Income

The Company earned $265,000 and $137,000 in income for the years ended December 31, 2023 and 2022, respectively, in relation to its agreement with Jones Trading.

18. Income Taxes

The Company’s provision for (benefit from) income taxes is comprised of the following:

	Year Ended December 31
	2023	2022
Current
Federal	$3,023,000	$(749,000)
State and local	499,000	104,000
Total Current	3,522,000	(645,000)

Deferred
Federal	$(366,000)	$(305,000)
State and local	259,000	(350,000)
Total Deferred	(107,000)	(655,000)

Total Provision for (benefit from) income taxes	$3,415,000	$(1,300,000)

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% for the periods indicated are as follows:

	Year Ended December 31
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
Goodwill amortization	(2.5)%	6.5%
Non-deductible fines and penalties	—%	—%
Share based compensation	—%	—%
Permanent differences	2.7%	(6.1)%
State and local taxes, net of federal benefit	5.7%	9.4%
Change in valuation allowance	2.4%	2.0%
Other	1.1%	(2.5)%
Effective tax rate	30.4%	30.3%

Siebert 2023 Form-10K 60

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31
	2023	2022
Deferred tax assets:
Net operating losses	$3,393,000	$5,023,000
Lease liabilities	840,000	648,000
Share-based compensation	—	—
Investment in Tigress	—	775,000
Investment in RISE	123,000	10,000
Investment in OpenHand	239,000	—
R&D costs capitalization	142,000	—
Settlement liability related to Kakaopay termination	1,253,000	—
Capital loss carryover	803,000	—
Other	79,000	45,000
Subtotal	6,872,000	6,501,000
Less: valuation allowance	(1,243,000)	(978,000)
Total Deferred tax assets	$5,629,000	$5,523,000
Deferred tax liabilities:
Fixed assets	$(1,125,000)	$(1,126,000)
Total Deferred tax liabilities	(1,125,000)	(1,126,000)
Net Deferred tax assets	$4,504,000	$4,397,000

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

Based on historical operating profitability, positive trend of earnings and projected future taxable income, the Company concluded as of December 31, 2023 that its U.S. deferred tax assets are realizable on a more-likely-than-not basis with the exception of certain investments that will result in future capital losses and certain state net operating losses. The amount of the Company’s valuation allowance increased $265,000 during 2023. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $4.6 million which expire in varying amounts starting in 2035 to 2036 if not utilized but available to offset 100% of future taxable income. The U.S. federal net operating loss carryforwards are subject to annual limitation under Section 382.

Siebert 2023 Form-10K 61

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Amount
Balance as of December 31, 2021	$2,418,000
Additions for tax positions taken during current year	—
Additions for tax positions taken during prior year	12,000
Reductions for tax positions taken during prior years	(834,000)
Settlements	—
Expirations of statutes of limitations	—
Balance as of December 31, 2022	$1,596,000
Additions for tax positions taken during current year	15,000
Additions for tax positions taken during prior year	—
Reductions for tax positions taken during prior years	(2,000)
Settlements	—
Expirations of statutes of limitations	(204,000)
Balance as of December 31, 2023	$1,405,000

The unrecognized tax benefit of $1,405,000 and $1,596,000 as of December 31, 2023 and 2022, respectively, are recorded in the line item “Taxes payable” on the consolidated statements of financial condition. Of the amounts reflected above as of December 31, 2023 and 2022, the entire amount would reduce the Company’s effective tax rate if recognized. The Company records accrued interest and penalties related to income tax matters as part of the provision for income taxes. For the years ended December 31, 2023 and 2022, the Company recognized expense related to interest and penalties on unrecognized tax benefits of $118,000 and $100,000, respectively. For the years ended December 31, 2023 and 2022, the accrued balance of interest and penalties on unrecognized tax benefits was $245,000 and $127,000, respectively. The Company does not believe that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions. The Company is not currently under examination by the IRS or any state or local taxing authority for any tax year. The open tax years for the federal and state income tax filings is generally 2020 through 2023.

On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. Various foreign jurisdictions are in the process of enacting legislation to adopt a minimum effective tax rate. The OECD continues to release additional guidance on the two-pillar solution with an implementation anticipated by 2024. Based on the fact that the Company’s operations are all located within the United State and is below current revenue thresholds contained in the Pillar Two Model Rules, the Company expects to be outside the scope of the implementation of the reporting requirements for 2024.

19. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of December 31, 2023, MSCO’s net capital was $56.1 million, which was approximately $54.3 million in excess of its required net capital of $1.8 million, and its percentage of aggregate debit balances to net capital was 63.42%.

As of December 31, 2022, MSCO’s net capital was $30.6 million, which was approximately $29.2 million in excess of its required net capital of $1.4 million, and its percentage of aggregate debit balances to net capital was 44.49%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of December 31, 2023, MSCO had cash and securities deposits of $273.1 million (cash of $157.6 million, securities with a fair value of $115.5 million) in the special reserve accounts which was $26.2 million in excess of the deposit requirement of $246.9 million. After adjustments for deposit(s) and / or withdrawal(s) made on January 2, 2024, MSCO had $3.2 million in excess of the deposit requirement.

Siebert 2023 Form-10K 62

As of December 31, 2022, MSCO had cash and securities deposits of $276.2 million (cash of $135.2 million, securities with a fair value of $141.0 million) in the special reserve accounts which was $11.9 million in excess of the deposit requirement of $264.3 million. The Company made no subsequent deposits or withdrawals on January 3, 2023.

As of December 31, 2023, the Company was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of December 31, 2023, the Company had $1.2 million in the special reserve account which was approximately $0.2 million in excess of the deposit requirement of approximately $1.0 million. The Company made no subsequent deposits or withdrawals on January 2, 2024. As of December 31, 2022, the Company did not hold any proprietary accounts of introducing broker-dealers.

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

As of December 31, 2023, RISE’s net capital was approximately $1.3 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2022, RISE’s net capital was approximately $1.2 million which was $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1.

20. Financial Instruments With Off-Balance Sheet Risk

Credit Risk

The Company is engaged in various trading and brokerage activities whose counterparties include broker-dealers, banks and other financial institutions.

In the event the counterparties do not fulfill their obligations, the Company may sustain a loss if the market value of the instrument is different from the contract value of the transaction. The risk of default primarily depends upon the credit worthiness of the counterparties involved in the transactions. It is the Company’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business. The Company experienced no material historical losses in relation to its counterparties for the years ended December 31, 2023 and 2022.

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

Siebert 2023 Form-10K 63

The Company’s securities lending transactions are subject to master netting agreements with other broker-dealers; however, amounts are presented gross on the consolidated statements of financial condition and as net on the consolidated statements of operations for both of the periods presented. The Company further mitigates risk by using a program with a clearing organization which guarantees the return of cash to the Company as well as using industry standard software to ensure daily changes to market value are continuously updated and any changes to collateralization are immediately covered.

As of December 31, 2023, the Company had margin loans extended to its customers of approximately $338.1 million, of which $72.8 million is in the line item “Receivables from customers” on the consolidated statements of financial condition. As of December 31, 2022, the Company had margin loans extended to its customers of approximately $365.4 million, of which $52.1 million is in the line item “Receivables from customers” on the consolidated statements of financial condition. There were no material losses for unsettled customer transactions for the years ended December 31, 2023 and 2022.

21. Commitments, Contingencies and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business.

As of December 31, 2023, the Company does not expect that these claims, suits and complaints will have a material impact on its results of operations or financial position.

Overnight Financing

As of December 31, 2023 and 2022, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on the line of credit. On May 23, 2022, MSCO increased its principal amount for this line of credit from $15 million to $25 million. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense for this credit line was $1,000 and $2,000 for the years ended December 31, 2023 and 2022, respectively. There were no fees associated with the utilization of this credit line for the years ended December 31, 2023 and 2022.

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

For the years ended December 31, 2023 and 2022, the Company did not sell any shares pursuant to this Sales Agreement. For the years ended December 31, 2023 and 2022, the Company incurred approximately $0 and $98,000, respectively, in legal and audit fees related to this Sales Agreement, which are in the line item “Professional fees” on the consolidated statements of operations, and were expensed as incurred.

Since the Company filed this Report after its scheduled due date, the Company no longer satisfies the eligibility requirements for use of registration statements on Form S-3, which requires that the Company files in a timely manner all reports required to be filed during the prior twelve calendar months. As a result, the Company has suspended use of the shelf registration statement and the Company is not able to access the At the Market program as of the date of this Report.

Siebert 2023 Form-10K 64

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

For the years ended December 31, 2023 and 2022, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the consolidated financial statements related to this arrangement.

Technology Vendors

In 2023 the Company entered into agreements with technology vendors for certain development projects related to our Retail Platform. As of December 31, 2023, the Company has incurred approximately $0.5 million out of the $2.6 million total budget for these projects.

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

The Company, through its affiliate, KCA is self-insured with respect to employee health claims. KCA maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $65,000 per employee as of December 31, 2023.

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

As part of this plan, the Company recognized expenses of $971,000 and $1,529,000 for the years ended December 31, 2023 and 2022, respectively.

The Company had an accrual of $64,000 as of December 31, 2023, which represents the historical estimate of future claims to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

22. Employee Benefit Plans

The Company, through KCA, sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees of the Company. Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. For 401(k) employee contribution matching, the Company incurred $173,000 of expense for the year ended December 31, 2023. The Company did not incur any expense for 401(k) employee contribution matching in 2022.

Siebert 2023 Form-10K 65

On September 17, 2021, the Company’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There were 3 million shares reserved under the Plan and 2,704,000 shares remained as of December 31, 2023.

For the year ended December 31, 2022, the Company granted 296,000 restricted stock units at a weighted average price of $1.56 to employees and consultants of the Company. These units were fully vested upon grant date and the Company recognized equity stock compensation expense of $461,000 in the line item “Employee compensation and benefits” on the consolidated statements of operations for the year ended December 31, 2022. The Company did not issue any shares for the year ended December 31, 2023.

23. Related Party Disclosures

KCA

Gloria E. Gebbia, who is a director of Siebert, is the managing member of Kennedy Cabot Acquisition, LLC (“KCA”). As a result, KCA is an affiliate of the Company and is under common ownership with the Company. To gain efficiencies and economies of scale with billing and administrative functions, KCA serves as a paymaster for the Company for payroll and related functions, the entirety of which KCA passes through to the subsidiaries of the Company proportionally. In addition, KCA sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees of the Company. In the first quarter of 2023, KCA entered into an agreement with the Company for payroll processing services. The Company incurred $40,000 of expenses related to these services for the year ended December 31, 2023.

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., LLC” and “Siebert” within business activities, which expires in 2025. KCA passed through to the Company its cost of $60,000 for both the years ended December 31, 2023 and 2022 for the use of these names.

Other than the above arrangements, KCA has earned no profit for providing any services to the Company for the years ended December 31, 2023 and 2022 as KCA passes through any revenue or expenses to the Company’s subsidiaries. As of December 31, 2023 and 2022, the Company had a payable to KCA for miscellaneous expenses of $0 and $4,000, respectively, which are in the line item “Accounts payable and accrued liabilities” on the consolidated statements of financial condition.

PW

PW is a subsidiary of the Company and PW brokers the insurance policies for related parties. Revenue for PW from related parties was $124,000 and $129,000 for the years ended December 31, 2023 and 2022, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

The Company has entered into various notes payable with Gloria E. Gebbia. On March 31, 2022, Gloria E. Gebbia exchanged approximately $2.9 million of her notes payable to the Company for 24% of the outstanding and issued membership interests in RISE. The Company paid off these notes payable in 2022 and as such, the Company had no interest expense related to these notes payable in 2023. The Company had interest expense related to these notes payable of $151,000 for the year ended December 31, 2022.

Gloria E. Gebbia had extended loans to certain Company employees for the purchase of the Company’s shares. These transactions have not materially impacted the Company’s consolidated financial statements.

The three sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $2,776,000 and $2,427,000 for the years ended December 31, 2023 and 2022, respectively. Part of their compensation includes performance-based payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW to purchase 403,780 shares of common stock of the Company held by Ms. Gebbia at an exercise price of $2.15 per share. Ms. Gebbia issued the warrant pursuant to that certain agreement, dated March 27, 2023, by and among Ms. Gebbia, the Company and BCW relating to the investment by Kakaopay in the Company. The fair value of the warrant of $560,000 was recorded as non-cash consideration on the consolidated statements of changes in stockholders’ equity and the consolidated statements of cash flows, as well as for the deferred issuance cost related to the First Tranche.

In 2023, Gloria E. Gebbia entered into a consulting agreement with the Company for consulting services. The compensation for the consulting agreement for Gloria E. Gebbia was $90,000 for the year ended December 31, 2023.

Siebert 2023 Form-10K 66

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the years ended December 31, 2023 and 2022, rent expense was $60,000 for this branch office.

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

Tigress and Hedge Connection

The Company has entered into various agreements and subsequent terminations with Tigress and Hedge Connection. Refer to Note 3 – Transactions with Tigress and Hedge Connection and Note 12– Equity Method Investment in Related Party for further detail.

RISE

During the year ended December 31, 2022, RISE issued and Siebert sold membership interests of RISE to Siebert employees, directors and affiliates. Refer to Note 4 – RISE for further detail.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.0 million in its brokerage account at MSCO as of December 31, 2023. RISE did not have any balances at MSCO as of December 31, 2022. The resulting asset of RISE and liability of MSCO is eliminated in consolidation.

24. Subsequent Events

The Company has evaluated events that have occurred subsequent to December 31, 2023 and through May 10, 2024, the date of the filing of this report.

Effective January 1, 2024, MSCO changed its name from Muriel Siebert & Co., Inc. to Muriel Siebert & Co., LLC, and SNXT changed its name to from Siebert AdvisorNXT, Inc. to Siebert AdvisorNXT, LLC with their tax status changing from C-Corporations to LLCs under state law. Starting in 2024, both MSCO and SNXT are single member limited liability companies that will be treated as disregarded entities for tax purposes. As such, both MSCO and SNXT will no longer be subject to direct taxation and will be disregarded by the relevant tax authorities. The guidance in Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes specifies that an entity is not required to allocate income tax provision to a legal entity that is both not subject to tax and disregarded by the taxing authority, but an entity may elect to do so. MSCO and SNXT are not making the available election to allocate income taxes. Accordingly, on a prospective basis, MSCO and SNXT will no longer record current or deferred income taxes.

On January 18, 2024, STCH entered into a Purchase Agreement (the “Purchase Agreement”) with J2 Financial Technology, Inc., d/b/a “Guild”, a Delaware corporation.

Under the Purchase Agreement, STCH purchased a mobile self-directed trading app for the total purchase price of $385,000. The purchase price consisted of 200,000 restricted shares of the Company’s common stock (priced at the historical 30-day moving average as of January 18, 2024) worth approximately $350,000 and $35,000 cash.

On April 18, 2024, the Company received a notification from Nasdaq Regulation that the Company no longer complies with Nasdaq’s Listing Rules (the “Nasdaq Rules”) for continued listing, as a result of the Company’s failure to file this Report. The Company expects to regain compliance with the Nasdaq Rules in connection with the filing of this Report on May 10, 2024. However, since this Report was filed after its scheduled due date, the Company will no longer satisfy the eligibility requirement for use of registration statements on Form S-3, which requires that the Company file in a timely manner all reports required to be filed during the prior twelve calendar months. As a result, the Company has suspended use of its registration statements on Form S-3 (333-276585 and 333-262895), and will no longer be able to use its registration statements or access its At the Market program. Refer to Siebert’s Current Report on Form 8-K filed on April 24, 2024 for more information.

Based on the Company’s assessment, other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of December 31, 2023.

Siebert 2023 Form-10K 67

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) of Securities Exchange of 1934, as amended.

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

Based on its evaluation, our management, including our Chief Executive Officer and our Executive Vice President/Chief Financial Officer, concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were ineffective, based on the material weaknesses in internal control over financial reporting described below. As explained further below, the material weakness did not result in adjustments to the consolidated financial statements.

Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”). Based on that assessment, management has concluded that, as of December 31, 2023, due to a material weakness in internal control over financial reporting discussed below, our internal control over financial reporting was not effective.

Siebert 2023 Form-10K 68

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness in our internal control over financial reporting, which remains outstanding as of December 31, 2023:

Siebert did not design and maintain effective controls over certain information technology (“IT”) or general computer controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, Siebert did not design and maintain user access controls to ensure appropriate segregation of duties and adequate restricted user and privileged access to financial applications, data and programs to the appropriate personnel. The IT deficiencies did not result in adjustments to the consolidated financial statements.

Management has commenced implementing the following measures to ensure that the control deficiencies contributing to the material weakness are remediated: (i) designing and implementing controls related to provisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate logical access, and (iii) improving the existing training program associated with control design and implementation. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation will be completed prior to the end of 2024.

Changes in Internal Control over Financial Reporting

Except for the material weakness in internal control described above, there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Siebert 2023 Form-10K 69

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The names of our Directors and their ages, positions, and biographies are set forth below.

Gloria E. Gebbia

Age 81

Gloria E. Gebbia has served as a member of our Board of Directors since December 16, 2016.

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

Ms. Gebbia brings valuable experience to our Board of Directors from her roles at StockCross and in KCA.

John J. Gebbia

Age 85

John J. Gebbia has served as a member of our Board of Directors since June 1, 2020, and as our Chief Executive Officer and Chairman since May 24, 2023.

From February 2017 to May 2020, Mr. Gebbia served as a Special Advisor to the Board of Directors. Mr. Gebbia commenced his employment in the brokerage industry in 1959. In 1962, Mr. Gebbia became Executive Vice President of Walston & Company. After becoming CEO of Jesup & Lamont, an institutional brokerage firm, Mr. Gebbia purchased the company in 1983. Thereafter, Mr. Gebbia owned and/or controlled various brokerage firms including Kennedy Cabot & Co., which was sold in 1997 to Toronto Dominion Bank for $160 million.

We believe Mr. Gebbia’s valuable experience to our Board of Directors from his role as our Chief Executive Officer, involvement with Siebert as well as his extensive brokerage and executive experience in the brokerage industry qualifies him to serve on our Board.

Charles A. Zabatta

Age 81

Charles A. Zabatta has served as a member of our Board of Directors since December 16, 2016.

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

We believe Mr. Zabatta’s extensive experience in the financial services industry, vast industry network, as well as his Board of Director expertise qualifies him to serve on our Board.

Siebert 2023 Form-10K 70

Francis V. Cuttita

Age 55

Francis V. Cuttita has served as a member of our Board of Directors since December 16, 2016.

Francis V. Cuttita is a Senior Partner of Cuttita, LLP, a New York based law firm. Mr. Cuttita has over 27 years of practicing law in the areas of real estate and business transactions, media, sports and entertainment. Mr. Cuttita’s list of clients include Fortune 100 corporations, CEOs, hedge fund managers, legendary professional athletes, entertainment icons and Grammy award winning musicians. Mr. Cuttita also serves as an advisor to several national financial, insurance and sports businesses and is an active supporter and member of various nonprofit organizations. Mr. Cuttita graduated from Swarthmore College and received his law degree from Fordham University School of Law.

We believe Mr. Cuttita’s legal experience qualifies him to serve on our Board.

Andrew H. Reich

Age 68

Andrew H. Reich has served on our Board of Directors since December 16, 2016.

Andrew H. Reich has served as Executive Vice President, Chief Financial Officer, Assistant Secretary of the Company since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until 2016. Mr. Reich has more than 30 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds an M.B.A. from the University of Southern California and a B.B.A. from the Bernard Baruch College.

Mr. Reich brings valuable experience to our Board of Directors from his role as our Executive Vice President, Chief Financial Officer, Assistant Secretary as well as his extensive experience in the financial industry.

Jerry M. Schneider, CPA

Age 79

Jerry M. Schneider has served as a member of our Board of Directors and Chairman of the Audit Committee since December 29, 2016.

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

We believe Mr. Schneider’s significant accounting experience qualifies him to serve on our Board.

Hocheol Shin

Age 46

Hocheol Shin has served on our Board of Directors since May 24, 2023.

Mr. Shin has over 15 years of experience working in global technology companies across various functions including strategy, investment, and engineering. He has served as head of Kakao Pay’s Payment Business Group and Corporate Development Office. Before Kakao Pay, Mr. Shin was a Vice President of Kakao Corp., a Director and Head of Open Innovation at Samsung Electronics, and an Engagement Manager at McKinsey & Company. Mr. Shin received a B.S. in Electrical Engineering from Seoul National University and a Ph.D. in Electrical Engineering from Stanford University.

We believe Hocheol Shin’s significant experience within technology and international business qualifies him to serve on our Board.

Siebert 2023 Form-10K 71

Identification of Executive Officers

Name	Age	Position

John J. Gebbia	85	Chief Executive Officer, Chairman and Director
		John J. Gebbia is the Chief Executive Officer and Chairman of the Company since May 2023. From February 2017 to May 2020, Mr. Gebbia served as a Special Advisor to the Board of Directors. Mr. Gebbia commenced his employment in the brokerage industry in 1959. In 1962, Mr. Gebbia became Executive Vice President of Walston & Company. After becoming CEO of Jesup & Lamont, an institutional brokerage firm, Mr. Gebbia purchased the company in 1983. Thereafter, Mr. Gebbia owned and/or controlled various brokerage firms including Kennedy Cabot & Co., which was sold in 1997 to Toronto Dominion Bank for $160,000,000.

Name	Age	Position
Andrew H. Reich	68	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Director and Secretary
		Andrew H. Reich has served as Executive Vice President, Chief Financial Officer, Assistant Secretary of the Company since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until 2016. Mr. Reich has more than 30 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds a M.B.A. from the University of Southern California and a B.B.A. from the Bernard Baruch College.

Corporate Governance

Board Meetings

The Board of Directors held 17 special meetings during 2023. Each incumbent director attended at least 75% of his or her Board of Directors meetings and all of his or her committee meetings. The Board of Directors held 8 regular meetings and 4 special meetings during 2022.

Controlled Company

As of May 18, 2023, the Company ceased to be a “Controlled Company.” As a result, the Company will be subject to Nasdaq’s Corporate Governance Rules described below, which will be phased-in over the 12-month period following May 18, 2023.

Director Independence

Our common stock is listed on Nasdaq under the symbol “SIEB.” Nasdaq Listing Rules require that a majority of the members of a listed company’s board of directors be independent, except for “Controlled Companies,” which, as of May 18, 2023, we no longer are, as described above. In addition, the Nasdaq Listing Rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating committees be independent subject to the controlled company exemptions described above, as applicable to the compensation and governance committees. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of our directors have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act, except for Mrs. Gebbia, Mr. Gebbia and Mr. Reich, whom are not independent under Nasdaq’s independence standards.

Siebert 2023 Form-10K 72

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

The Audit Committee held 4 meetings during 2023. The Audit Committee held 6 meetings during 2022.

The Board of Directors has determined that Mr. Schneider qualifies as an “audit committee financial expert” under the applicable rules of the SEC. Mr. Schneider is a certified public accountant and has over 40 years of relevant accounting experience.

The Audit Committee was established to (i) assist the Board of Directors in its oversight responsibilities regarding the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements and our auditor’s qualifications and independence, (ii) prepare the report of the Audit Committee contained herein, (iii) retain, consider the continued retention and termination of our independent auditors, (iv) approve audit and non-audit services performed by our independent auditors and (v) perform any other functions from time to time delegated by the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.siebert.com/company/investor-relations/shareholder-information.

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers and directors. The Compensation Committee will administer a stock option and other employee benefit plans. As a “controlled company” under Nasdaq rules, the Compensation Committee has not functioned pursuant to a formal written charter. As part of the Company’s transition to a non-controlled company, the Compensation Committee will act pursuant to a written charter. The Compensation Committee held no meetings during 2023 or 2022.

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

Nominating Committee of the Board of Directors

The Nominating Committee of the Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Nominating Committee has not functioned pursuant to a formal written charter. As part of the Company’s transition to a non-controlled company, the Nominating Committee will act pursuant to a written charter. The Nominating Committee did not meet in 2023 or 2022.

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

Siebert 2023 Form-10K 73

Special Committee of the Board of Directors

In 2022, the Board of Directors also established a special committee of the three independent directors to conduct a strategic review of the Company and assess strategic transactions, including the transaction with Kakaopay. Following the Kakaopay transaction resolution, the special committee was disbanded on December 19, 2023.

Indemnification of Officers and Directors

We indemnify our executive officers and directors to the extent permitted by applicable law against liabilities incurred as a result of their service to us and against liabilities incurred as a result of their service as directors of other corporations when serving at our request. We have a director’s and officer’s liability insurance policy, underwritten by American International Group, Inc. As to reimbursements by the insurer of our indemnification expenses, the policy has a $250,000 deductible; there is no deductible for covered liabilities of individual directors and officers.

Annual Shareholders Meeting Attendance Policy

It is the policy of our Board of Directors that all our directors are strongly encouraged to attend each annual shareholder meeting. All directors attended the last held annual meeting of shareholders of the Company.

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

Board Leadership Structure and Board of Directors

On May 24, 2023, the Board of Directors appointed John J. Gebbia as Chairman of the Board and Chief Executive Officer. The Board of Directors believes that all of the directors will continue to participate in the full range of the Board of Director’s responsibilities with respect to its oversight of the Company’s management.

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

Board of Directors’ Role in Risk Oversight

Consistent with its responsibility for oversight of the Company, the Board of Directors, among other things, oversees risk management of the Company’s business affairs directly and through the committee structure that it has established. The principal risks associated with the Company are risks related to securities market volatility and the securities industry, lower price levels in the securities markets, intense competition in the brokerage industry, extensive government regulation, net capital requirements, customers’ failure to pay, an increase in volume on our systems or other events which could cause them to malfunction, reliance on information processing and communications systems, continuing changes in technology, dependence on the ability to attract and retain key personnel, the ability of our principal shareholder to control many key decisions, and there may be a limited public market for our common stock, among other risks and uncertainties detailed in under Part I, Item 1A - Risk Factors of this Report as well as in our filings with the SEC.

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

Siebert 2023 Form-10K 74

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during 2023 had a relationship that requires disclosure as a Compensation Committee interlock.

Family Relationships

Mrs. Gebbia, our director, is the spouse of Mr. Gebbia, our Chief Executive Officer and Chairman of the Board of Directors. Except as disclosed, there are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

10b5-1 Plans

In June 2023, Gloria E. Gebbia, Charles A. Zabatta, Francis V. Cuttita, and Andrew H. Reich of the Company adopted Rule 10b5-1 trading arrangements for the potential sale of up to 920,000 shares of our common stock, in the aggregate, subject to certain conditions. The expiration date of these 10b5-1 trading arrangements is May 16, 2025. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5–1(c).

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

Based upon a review of Section 16(a) forms furnished to the Company, except as disclosed below, the Company believes that all applicable Section 16(a) filing requirements were met during the year ended December 31, 2023, except as set forth below:

Delinquent Section 16(a) Reports

On June 28, 2023, Richard Gebbia, a member of a group that beneficially owns over 10% of the Company’s outstanding shares of common stock, reported on Form 4 certain acquisitions and dispositions of shares. Mr. Gebbia’s Form 4 was filed two days late due to an inadvertent mistake.

On June 16, 2023, Hocheol Simon Shin, our director, filed a Form 3 in connection with his appointment to the Board of Directors on May 24, 2023. Mr. Shin’s Form 3 was filed eleven days late due to an inadvertent mistake.

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

Siebert 2023 Form-10K 75

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the annual compensation paid to or earned by our current named executive officers during the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Totals ($)
John J. Gebbia(1) Chief Executive Officer, Director and Chairman	2023	$292,000	$200,000	—	—	—	—	$120,000	$612,000
Andrew H. Reich(2)	2023	$250,000	$181,000	—	—	—	—	$120,000	$551,000
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Director and Secretary	2022	$225,000	$25,000	$32,000	—	—	—	—	$282,000

(1)	Represents the dollar amount recognized for consolidated financial statement reporting in accordance with ASC Topic 718. Mr. Gebbia was named to the position of Chief Executive Officer effective May 24, 2023.

(2)	Represents the dollar amount recognized for consolidated financial statement reporting in accordance with ASC Topic 718. Mr. Reich was named to the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer effective December 16, 2016.

(3)	“All other compensation” for Mr. Gebbia and Mr. Reich is other compensation for services as a member of our Board of Directors for the years ended December 31, 2023 and 2022, respectively.

2021 Equity Incentive Plan

The purpose of the Siebert Financial Corp. 2021 Equity Incentive Plan (the “2021 Plan”) is to (a) enable the Company to attract and retain the types of employees, directors and other service providers who will contribute to the Company’s long term success; (b) provide incentives that align the interests of the participants with those of the shareholders of the Company; and (c) promote the success of the Company’s business.

One or more committees (each, a “Committee”) appointed by the Board of Directors (or its Compensation Committee) will administer the 2021 Plan. Unless the Board of Directors provides otherwise, the Compensation Committee will be the Committee. The Board of Directors may also at any time terminate the functions of the Committee and reassume all powers and authority previously delegated to the Committee. Except as otherwise determined by the Board of Directors, the Committee shall consist solely of two or more directors who qualify as “non-employee directors” under Rule 16b-3 of the Exchange Act.

Subject to the terms of the 2021 Plan, the Committee has the sole discretion to select the employees, directors and other service providers who will receive awards, determine the terms and conditions of awards and interpret the provisions of the 2021 Plan and outstanding awards. The Committee may delegate any part of its authority and powers under the 2021 Plan to one or more directors or executive officers of the Company; provided, however, that the Committee may not delegate its authority and powers with respect to awards granted to our executive officers and directors.

The 2021 Plan permits the grant of the following types of incentive awards: (1) stock options (which can be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified stock options); (2) stock appreciation rights (“SARs”); (3) restricted stock; (4) restricted stock units; (5) performance shares or units; (6) other equity-based awards; and (7) cash awards. The vesting of equity awards can be based on “continuous service” (as defined in the 2021 Plan), achievement of one or more performance criteria, or a combination of continuous service and achievement of performance criteria.

The 2021 Plan has key features which reflect a broad range of compensation and commonly viewed governance best practices, including the following provisions:

●	Prohibition against granting discounted options or SARs;

●	Requiring shareholder approval before repricing underwater options or SARs;

●	Prohibition against dividends or dividend equivalents on unearned restricted stock, restricted stock units, performance shares or units; and

●	No authority to allow dividend equivalents for options or SARs.

Siebert 2023 Form-10K 76

Outstanding Equity Awards as of December 31, 2023 and 2022

As of December 31, 2023, the Company had no outstanding equity awards. As of December 31, 2022, the Company had 296,000 shares of common stock outstanding and fully vested as part of equity compensation. As of December 31, 2023 and 2022, there were no unexercised options nor shares of stock that have not vested under any equity incentive plan.

Option Agreements

As of December 31, 2023 and 2022, we had no option agreements with our named executive officers.

Employment Agreements

We are not a party to an employment agreement with any named executive officer. All of our named executive officers are employees at will.

DIRECTOR COMPENSATION

The table below discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our directors during the year ended December 31, 2023 which is payable quarterly, plus reimbursements for reasonable travel expenses and out-of-pocket costs incurred on behalf of the Company.

Mr. Gebbia and Mr. Reich each received a total of $120,000 for their service as a member of our Board of Directors during the year ended December 31, 2023. Mr. Gebbia and Mr. Reich’s total compensation for service as an employee and as a member of our Board of Directors is presented under the heading “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Gloria E. Gebbia	$120,000	—	—	—	—	$90,000	(1)	$210,000
John J. Gebbia	$120,000	—	—	—	—	—		$120,000
Andrew H. Reich	$120,000	—	—	—	—	—		$120,000
Francis V. Cuttita	$145,000	—	—	—	—	—		$145,000
Charles Zabatta	$245,000	—	—	—	—	—		$245,000
Jerry M. Schneider	$145,000	—	—	—	—	—		$145,000
Hocheol Shin	$—	—	—	—	—	—		$—

The table below discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our directors during the year ended December 31, 2022 which is payable quarterly, plus reimbursements for reasonable travel expenses and out-of-pocket costs incurred on behalf of the Company.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gloria E. Gebbia	$—	—	—	—	—	—	$—
John J. Gebbia	$—	—	—	—	—	—	$—
Andrew H. Reich	$—	—	—	—	—	—	$—
Francis V. Cuttita	$106,000	—	—	—	—	—	$106,000
Charles Zabatta	$106,000	—	—	—	—	—	$106,000
Jerry M. Schneider	$106,000	—	—	—	—	—	$106,000
Cynthia DiBartolo (2)	$—	—	—	—	—	—	$—

(1)	Represents compensation paid to Ms. Gebbia for services rendered to the Company as a consultant.
(2)	Ms. DiBartolo resigned from our Board of Directors effective October 18, 2022.

Siebert 2023 Form-10K 77

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our common stock as of May 1, 2024. The information includes beneficial ownership by each of our directors and the named executive officers, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our common stock. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage of ownership is based on 39,830,936 shares of common stock outstanding as of May 1, 2024.

Name and Address of Beneficial Owner (1)	Shares of Common Stock	Percent of Class
Named Executive Officers and Directors
Gloria E. Gebbia / John J. Gebbia (2) (6)	16,960,323	43%
Andrew H. Reich (8)	758,238	2%
Charles Zabatta (3)	590,439	1%
Francis V. Cuttita	187,773	*
Jerry M. Schneider	3,000	*
Hocheol Shin (7)	—	*
Directors and executive officers as a group (7 persons)	18,499,773	46%

Other Shareholders with 5% or More
Kakaopay (9)	8,075,607	20%
15F, Tower B, 166 Pangyoyeok-ro,
Bundang-gu, Seongnam-si,
Gyeonggi-do, Republic of Korea 13529

Kimberly Gebbia (4) (6)	3,314,400	8%
653 Collins Ave
Miami, FL 33139

John M. Gebbia (5) (6)	2,097,891	5%
300 Vesey Street
New York, NY 10282

*	Less than 1% of outstanding shares as of May 1, 2024.

(1)	Unless otherwise indicated, the business address of each individual is c/o Siebert Financial Corp., 653 Collins Avenue, Miami Beach, FL 33139.

(2)	Gloria E. Gebbia and John J. Gebbia are husband and wife. Includes 10,076,714 shares of our common stock owned by Gloria E. Gebbia, 3,314,400 shares owned by Kimberly Gebbia, Richard Gebbia, and the children of Richard and Kimberly Gebbia, 2,097,891 shares owned by John M. Gebbia and the children of John M. Gebbia, and 1,471,318 shares owned by David J. Gebbia and the children of David J. Gebbia.

(3)	Includes 490,439 shares owned by Charles Zabatta’s wife.

(4)	Includes 463,535 shares owned by the husband of Kimberly Gebbia, Richard S. Gebbia, and 261,273 shares owned by the children of Richard and Kimberly Gebbia.

(5)	Includes 190,000 shares owned by the children of John M. Gebbia.

(6)	Gloria E. Gebbia, John M. Gebbia, Richard Gebbia, David Gebbia, and Kimberly Gebbia are parties to that certain Amended and Restated Joint Filing and Group Agreement, dated as of January 10, 2022 (the “Group Agreement”), pursuant to which the foregoing Gebbia family members agreed to form a group for the purpose of taking joint actions and such actions relating to their voting rights regarding securities of the Company necessary or advisable to achieve the foregoing. The Group Agreement is attached to the amended Schedule 13D, filed on January 13, 2022, as Exhibit 99.1.

Siebert 2023 Form-10K 78

(7)	Hocheol Shin was designated by Kakaopay as a director-nominee pursuant to that certain Amended and Restated Stockholders’ Agreement dated December 19, 2023, among Kakaopay, the Company, the Gebbia Stockholders (as defined therein), and John J. Gebbia (in his individual capacity and as representative of the Gebbia Stockholders). The Stockholders’ Agreement is attached to the Company’s Current Report on Form 8-K, filed on December 20, 2023, as Exhibit 10.42.

(8)	Includes 28,000 shares owned by the children of Andrew H. Reich.

(9)	Based solely on a Schedule 13D filed with the SEC on May 30, 2023, by Kakaopay and Kakao Corporation (“Kakao”). In the filing, Kakaopay and Kakao reported having shared voting power over all 8,075,607 shares.

Equity Compensation Plan Information

The below table presents information related to equity compensation as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	NA	2,704,000
Equity compensation plans not approved by security holders	—	NA	NA
Total	—	NA	2,704,000

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

Refer to Note 23 – Related Party Disclosures for further detail on our related party transactions. See “Corporate Governance” under Item 10 in this Report for information on director independence.

Siebert 2023 Form-10K 79

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Baker Tilly US, LLP (“Baker Tilly”) currently serves as our independent registered public accounting firm.

Audit and Tax Fees

Our Audit Committee has determined that the services described below that were rendered by Baker Tilly are compatible with the maintenance of Baker Tilly’s independence from our management.

Audit Fees

The aggregate fees billed by Baker Tilly for professional services rendered for the 2023 and 2022 audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements were $407,000 and $296,000, respectively.

Audit-Related Fees

We had no fees billed by Baker Tilly for assurance and related services reasonably related to the performance of the audit or review of consolidated financial statements for the years ended December 31, 2023 and 2022.

Tax Fees

We had no tax fees billed by Baker Tilly for tax compliance, tax advice, and tax planning for the years ended December 31, 2023 and 2022.

All Other Fees

We had no other fees billed by Baker Tilly for tax compliance, tax advice, and tax planning for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. With respect to audit services and permissible non-audit services not previously approved, the Audit Committee has authorized the Chairman of the Audit Committee to approve such audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at the next regularly scheduled meeting. All “Audit-Related Fees,” “Tax Fees” and “All Other Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited consolidated financial statements for the fiscal years ended December 31, 2023 and 2022. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the PCAOB (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off-balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the PCAOB (United States) regarding “Communication with Audit Committees Concerning Independence.”

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the SEC.

Audit Committee,

Jerry M. Schneider, CPA, Chairman

Charles Zabatta

Francis V. Cuttita

Siebert 2023 Form-10K 80

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements

The consolidated financial statements for the years ended December 31, 2023 and 2022 commence on page 30 of this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules

None.

3.	Exhibits

The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description Of Document
3.1	Certificate of Incorporation of Siebert Financial Corp. (formerly known as J. Michaels, Inc..) originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
3.1(a)	Certificate of Amendment to Certificate of Incorporation of Siebert Financial Corp., as amended and restated, filed February 2, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
3.2	By-laws of Siebert Financial Corp. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-49843) filed on April 10, 1998).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.0 to the Company’s Annual Report on Form 10-K filed on March 30, 2022).
4.2*	Siebert Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2022).
10.1	Consent and Waiver dated as of December 16, 2016 by and among Siebert Cisneros Shank Financial, LLC, Siebert Cisneros Shank & Co. L.L.C. and Siebert Financial Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 6, 2017).
10.2	Fully Disclosed Clearing Agreement, by and between NFS LLC and Muriel Siebert & Co., Inc. dated May 5, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010).
10.3	Promissory Note, dated as of December 2, 2019, made by Siebert Financial Corp. in favor of Gloria E. Gebbia. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 4, 2019).
10.4	Common Stock Purchase Agreement, dated as of January 31, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2021).
10.5	Amendment to Fully Disclosed Clearing Agreement, dated as of August 1, 2021, by and between Muriel Siebert & Co., Inc. and National Financial Services LLC. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.6	Guaranty Agreement, dated as of August 1, 2021, between Siebert Financial Corp. and National Financial Services LLC (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.7	Amendment No. 1 to Common Stock Purchase Agreement, dated as of August 18, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

Siebert 2023 Form-10K 81

10.8	Purchase Agreement dated as of December 30, 2021, for 653 Collins Ave, Miami Beach, FL, between Siebert Financial Corp. and City National Bank of Florida, a national banking association, as trustee under the provisions of a certain Trust Agreement, dated 22nd day of March, 1993 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on January 5, 2022).
10.9	Promissory Note and Loan and Security Agreement, dated as of December 30, 2021, between East West Bank and Siebert Financial Corp. (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on January 5, 2022).
10.10	Debt Exchange Agreement between Siebert Financial Corp. and Gloria E. Gebbia, dated March 31, 2022 (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on April 6, 2022).
10.11	Capital on DemandTM Sales Agreement, dated May 27, 2022, by and between Siebert Financial Corp. and JonesTrading Institutional Services LLC. (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on May 27, 2022).
10. 12	Registration Rights and Lock-Up Agreement (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K dated May 3, 2023).
10.13	Share Redemption Agreement, dated July 10, 2023, by and among Cynthia DiBartolo, Siebert Financial Corp, and Tigress Holdings, LLC (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K dated July 14, 2023).
10.14	Termination and Settlement Agreement, dated December 19, 2023 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K dated December 20, 2023).
10.15	Amended and Restated Stockholders’ Agreement, dated December 19, 2023 (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K dated December 20, 2023).
10.16	Purchase Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K dated January 24, 2024).
21.1**	Subsidiaries of the registrant
23.1**	Consent of Baker Tilly US, LLP
31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002.
97**	Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded with Inline XBRL document).

*	Management contract or compensatory plan or arrangement.

**	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

Siebert 2023 Form-10K 82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ John J. Gebbia
John J. Gebbia
Chief Executive Officer and Chairman
(Principal executive officer)

Date: May 10, 2024

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal financial and accounting officer)

Date: May 10, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John J. Gebbia	Chief Executive Officer and Chairman (Principal executive officer)	May 10, 2024
John J. Gebbia

/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and Chief Financial	May 10, 2024
Andrew H. Reich	Officer, Secretary and Director (Principal financial and accounting officer)

/s/ Gloria E. Gebbia	Director	May 10, 2024
Gloria E. Gebbia

/s/ Charles Zabatta	Director	May 10, 2024
Charles Zabatta

/s/ Francis V. Cuttita	Director	May 10, 2024
Francis V. Cuttita

/s/ Jerry M. Schneider	Director	May 10, 2024
Jerry M. Schneider

/s/ Hocheol Shin	Director	May 10, 2024
Hocheol Shin

Siebert 2022 Form-10K 83