Form 10-Q
period 2024-03-31
SIEBERT FINANCIAL CORP
filed 2024-05-22
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 22, 2024, there were 40,880,936 issued and 39,880,936 shares outstanding of the registrant’s common stock.

SIEBERT FINANCIAL CORP.

i

Forward-Looking Statements

For purposes of this Quarterly Report on Form 10-Q (“Report”), the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., its wholly-owned and majority-owned subsidiaries collectively, unless the context otherwise requires.

The statements contained throughout this Report that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this Report, including in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including the following: economic, social and political conditions, global economic downturns resulting from extraordinary events; securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, (“2023 Form 10-K”), and our other filings with the Securities and Exchange Commission (“SEC”).

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$2,856,000	$5,735,000
Cash and securities segregated for regulatory purposes; (Cash of $117.7 million, securities with a fair value of $100.4 million as of March 31, 2024; Cash of $158.8 million, securities with a fair value of $115.5 million as of December 31, 2023)	218,173,000	274,317,000
Receivables from customers	74,727,000	72,823,000
Receivables from broker-dealers and clearing organizations	9,228,000	3,863,000
Receivables from non-customers	646,000	241,000
Other receivables	2,620,000	2,424,000
Prepaid expenses and other assets	1,832,000	1,700,000
Securities borrowed	383,670,000	394,709,000
Securities owned, at fair value	19,270,000	18,038,000
Total Current assets	713,022,000	773,850,000

Deposits with broker-dealers and clearing organizations	7,978,000	7,885,000
Property, office facilities, and equipment, net	10,107,000	9,404,000
Software, net	2,585,000	1,432,000
Lease right-of-use assets	2,502,000	2,736,000
Deferred tax assets	4,120,000	4,504,000
Goodwill	1,989,000	1,989,000
Total Assets	$742,303,000	$801,800,000

LIABILITIES AND EQUITY
Liabilities
Current liabilities
Payables to customers	$248,339,000	$289,777,000
Payables to non-customers	749,000	713,000
Drafts payable	1,834,000	1,726,000
Payables to broker-dealers and clearing organizations	2,003,000	481,000
Accounts payable and accrued liabilities	4,866,000	3,639,000
Taxes payable	3,342,000	2,313,000
Bank loans	4,800,000	—
Securities loaned	389,474,000	419,433,000
Securities sold, not yet purchased, at fair value	1,000	2,000
Current portion of lease liabilities	730,000	759,000
Current portion of long-term debt	87,000	84,000
Current portion of deferred contract incentive	783,000	808,000
Current portion of contract termination liability	1,858,000	1,898,000
Total Current liabilities	658,866,000	721,633,000

Lease liabilities, less current portion	2,037,000	2,227,000
Long-term debt, less current portion	4,205,000	4,229,000
Deferred contract incentive, less current portion	250,000	438,000
Contract termination liability, less current portion	2,114,000	2,564,000
Total Liabilities	667,472,000	731,091,000

Commitments and Contingencies
Equity
Stockholders’ equity
Common stock, $.01 par value; 100,000,000 shares authorized; 40,830,936 shares issued and 39,830,936 shares outstanding as of March 31, 2024, respectively. 40,580,936 shares issued and 39,580,936 shares outstanding as of December 31, 2023, respectively.	409,000	406,000
Treasury stock, at cost; 1,000,000 and 0 shares held as of March 31, 2024 and December 31, 2023, respectively	(2,510,000)	(2,510,000)
Additional paid-in capital	45,448,000	45,016,000
Retained earnings	30,496,000	26,808,000
Total Stockholders’ equity	73,843,000	69,720,000
Noncontrolling interests	988,000	989,000
Total Equity	74,831,000	70,709,000
Total Liabilities and Equity	$742,303,000	$801,800,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Commissions and fees	$2,300,000	$1,847,000
Interest, marketing and distribution fees	8,763,000	6,973,000
Principal transactions and proprietary trading	3,506,000	2,800,000
Market making	672,000	345,000
Stock borrow / stock loan	4,098,000	3,442,000
Advisory fees	490,000	444,000
Other income	627,000	319,000
Total Revenue	20,456,000	16,170,000

Expenses
Employee compensation and benefits	10,376,000	6,967,000
Clearing fees, including execution costs	428,000	355,000
Technology and communications	876,000	789,000
Other general and administrative	1,029,000	1,093,000
Data processing	751,000	851,000
Rent and occupancy	497,000	478,000
Professional fees	1,037,000	1,074,000
Depreciation and amortization	255,000	190,000
Interest expense	51,000	88,000
Advertising and promotion	54,000	(28,000)
Total Expenses	15,354,000	11,857,000

Operating income	5,102,000	4,313,000

Earnings of equity method investment in related party	—	38,000
Non-operating income	—	38,000

Income before provision for income taxes	5,102,000	4,351,000
Provision for income taxes	1,415,000	1,136,000
Net income	3,687,000	3,215,000
Less net income (loss) attributable to noncontrolling interests	(1,000)	19,000
Net income available to common stockholders	$3,688,000	$3,196,000

Net income available to common stockholders per share of common stock
Basic and diluted	$0.09	$0.10

Weighted average shares outstanding
Basic and diluted	39,769,398	32,505,329

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2023	32,505,329	$325,000	—	$—	$29,642,000	$18,982,000	$48,949,000	$971,000	$49,920,000
Net income	—	—	—	—	—	3,196,000	3,196,000	19,000	3,215,000
Balance – March 31, 2023	32,505,329	$325,000	—	$—	$29,642,000	$22,178,000	$52,145,000	$990,000	$53,135,000

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2024	40,580,936	$406,000	1,000,000	$(2,510,000)	$45,016,000	$26,808,000	$69,720,000	$989,000	$70,709,000
Transaction with J2 Financial	200,000	2,000	—	—	348,000	—	350,000	—	350,000
Share-based compensation	50,000	1,000	—	—	84,000	—	85,000	—	85,000
Net income (loss)	—	—	—	—	—	3,688,000	3,688,000	(1,000)	3,687,000
Balance – March 31, 2024	40,830,936	$409,000	1,000,000	$(2,510,000)	$45,448,000	$30,496,000	$73,843,000	$988,000	$74,831,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$3,687,000	$3,215,000
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense	384,000	248,000
Depreciation and amortization	255,000	190,000
Earnings of equity method investment in related party	—	(38,000)
Share-based compensation	85,000	—
Interest related to contract termination liability payment	10,000	—

Changes in
Receivables from customers	(1,904,000)	188,000
Receivables from non-customers	(405,000)	(46,000)
Receivables from and deposits with broker-dealers and clearing organizations	(5,458,000)	(1,123,000)
Securities borrowed	11,039,000	(78,419,000)
Securities owned, at fair value	(1,232,000)	(4,405,000)
Prepaid expenses and other assets	(328,000)	(789,000)
Payables to customers	(41,438,000)	(32,645,000)
Payables to non-customers	36,000	(7,995,000)
Drafts payable	108,000	(291,000)
Payables to broker-dealers and clearing organizations	1,522,000	2,984,000
Accounts payable and accrued liabilities	1,227,000	353,000
Securities loaned	(29,959,000)	78,907,000
Securities sold, not yet purchased, at fair value	(1,000)	—
Net lease liabilities	15,000	(21,000)
Taxes payable	1,029,000	886,000
Deferred contract incentive	(213,000)	(213,000)
Contract termination liability payment	(500,000)	—
Net cash used in operating activities	(62,041,000)	(39,014,000)

Cash Flows From Investing Activities
Purchase of office facilities and equipment	(791,000)	(75,000)
Purchase of software	(877,000)	(377,000)
Build out of property	(58,000)	(565,000)
Transaction with J2 Financial	(35,000)	—
Net cash used in investing activities	(1,761,000)	(1,017,000)

Cash Flows From Financing Activities
Draws on bank loans	4,800,000	—
Repayments of long-term debt	(21,000)	(263,000)
Net cash provided by / (used in) financing activities	4,779,000	(263,000)

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	(59,023,000)	(40,294,000)
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of year	280,052,000	299,838,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$221,029,000	$259,544,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of period	$2,856,000	$3,927,000
Cash and securities segregated for regulatory purposes - end of period	218,173,000	255,617,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$221,029,000	$259,544,000

Supplemental cash flow information
Cash paid during the period for income taxes	$2,000	$9,000
Cash paid during the period for interest	$41,000	$88,000

Non-cash investing and financing activities
Transaction with J2 Financial (1)	$350,000	$—

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

(1)	Refer to Note 9 – Software, net for further detail.

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

Effective January 1, 2024, MSCO changed its name from Muriel Siebert & Co., Inc. to Muriel Siebert & Co., LLC, and SNXT changed its name to from Siebert AdvisorNXT, Inc. to Siebert AdvisorNXT, LLC with their tax status changing from C-Corporations to LLCs under state law. Refer to Note 24 – Subsequent Events in the Company’s 2023 Form 10-K for more information.

The Company is headquartered in Miami Beach, FL with primary operations in Florida, New York, and California. The Company has 10 branch offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company’s revenues for the three months ended March 31, 2024 and 2023 were derived from its operations in the U.S.

As of March 31, 2024, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

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

In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s 2023 Form 10-K.

Reclassification

Certain prior year amounts have been reclassified to conform to the presentation of the current period. The Company reclassified $54,000 related to a certain revenue stream from the line item “Commissions and fees” to “Other income” on the statements of operations for the three months ended March 31, 2023 to conform to the presentation of the current period. The reclassification has not materially impacted the Company’s financial statements, and did not result in a change in total revenue, net income or cash flows from operations for the periods presented.

Principles of Consolidation

The financial statements include the accounts of Siebert and its wholly-owned and majority-owned consolidated subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated. The Company’s ownership in RISE is 68% as of both March 31, 2024 and December 31, 2023. Refer to Note 4 – RISE for more information.

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

Fiscal Period End of Subsidiary

MSCO, as a registered securities broker-dealer, reports on a trade date basis in accordance with U.S. GAAP.  Due to a trading holiday on March 29, 2024 followed by a weekend, MSCO’s regulatory reporting period was through March 28, 2024. As such, MSCO’s reported balances are as of March 28, 2024 and for the period from January 1, 2024 to March 28, 2024.

In accordance with ASC 810-10-45-12, the Company does not ordinarily adjust its consolidated financial statements for differences in activity from a subsidiaries’ regulatory reporting period-end and the Company’s period-end. Instead, the Company discloses the effects of the intervening events that materially affect the consolidated financial position or results of operations.

The below table represents activity during the intervening period of March 29, 2024 to March 31, 2024 that impacted the consolidated financial statements as reported:

	As of March 31, 2024
	Amounts Presented in the Consolidated Statement of Financial Condition	March 29 - 31, 2024 Activity	Adjusted Amount
Assets
Cash	$2,856,000	4,771,000	7,627,000
Receivables from non-customers	$646,000	(8,000)	638,000
Other receivables	$2,620,000	(265,000)	2,355,000
Liabilities
Drafts payable	$1,834,000	(1,191,000)	643,000
Bank loans	$4,800,000	(4,800,000)	—
Payables to customers	$248,339,000	10,480,000	258,819,000
Stockholders’ equity
Retained earnings	$30,496,000	9,000	30,505,000

	Three Months Ended March 31, 2024
	Amounts Presented in the Condensed Consolidated Statements of Operations	March 29 - 31, 2024 Activity	Adjusted Amount
Revenue
Other income	$627,000	9,000	636,000

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2023 Form 10-K. During the three months ended March 31, 2024, other than the below, there were no significant changes made to the Company’s significant accounting policies.

The potential effect of rights of setoff associated with the Company’s recognized assets and liabilities related to the Company’s securities borrowing and securities lending activity is as follows as of the periods presented.

	As of March 31, 2024
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$383,670,000	—	383,670,000	$363,742,000	$19,928,000
Liabilities
Securities loaned	$389,474,000	—	389,474,000	$381,888,000	$7,586,000

	As of December 31, 2023
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$394,709,000	—	394,709,000	$371,076,000	$23,633,000
Liabilities
Securities loaned	$419,433,000	—	419,433,000	$404,312,000	$15,121,000

1)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.
2)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements.
3)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

2. New Accounting Standards

Recently Issued Accounting Standards

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

Accounting Standards Adopted in Fiscal 2024

The Company did not adopt any new accounting standards during the three months ended March 31, 2024. In addition, the Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of March 31, 2024.

3. Transaction with Tigress

The Company has entered into agreements and subsequent terminations with Tigress Holdings, LLC (“Tigress”). Refer to Note 3 – Transactions with Tigress and Hedge Connection in the Company’s 2023 Form 10-K for more detail. Information related to transactions with Tigress that impacted the periods presented is detailed below.

During the three months ended March 31, 2024 and 2023, the Company recognized $0 and $38,000 for its equity method investment in Tigress, respectively. As of both March 31, 2024 and December 31, 2023, the Company had no interest in Tigress.

4. RISE

As of both March 31, 2024 and December 31, 2023, the Company’s ownership in RISE was 68% and Siebert consolidated RISE under the voting interest model (“VOE model”). As of both March 31, 2024 and December 31, 2023, RISE reported assets of $1.3 million and liabilities of $0. There are no restrictions on RISE’s assets.

5. Kakaopay Transaction

On April 27, 2023, the Company entered into a Stock Purchase Agreement with Kakaopay Corporation (“Kakaopay”), a company established under the Laws of the Republic of Korea and a fintech subsidiary of Korean-based conglomerate Kakao Corp. (the “First Tranche Stock Purchase Agreement”), pursuant to which the Company agreed to issue to Kakaopay 8,075,607 shares of the Company’s common stock (the “First Tranche Shares” and, such transaction, the “First Tranche”) at a per share price of Two Dollars Fifteen Cents ($2.15), which represented 19.9% of the outstanding equity securities of the Company on a fully diluted basis (taking into account the issuance of the First Tranche Shares). The First Tranche closed on May 18, 2023.

Refer to Note 5 – Kakaopay Transaction in the Company’s 2023 Form 10-K for further detail.

6. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of March 31, 2024	As of December 31, 2023
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$13,826,000	$9,332,000
Goldman Sachs & Co. LLC (“GSCO”)	41,000	38,000
National Financial Services, LLC (“NFS”)	2,487,000	2,212,000
Securities fail-to-deliver	759,000	119,000
Globalshares	93,000	47,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$17,206,000	$11,748,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$981,000	$399,000
Payables to broker-dealers	1,022,000	82,000
Total Payables to broker-dealers and clearing organizations	$2,003,000	$481,000

(1)	Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of both March 31, 2024 and December 31, 2023, MSCO had shares of DTCC common stock valued at approximately $1,236,000 which is included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had cash of approximately $1.1 million and $1.0 million in its brokerage account at MSCO as of March 31, 2024 and December 31, 2023, respectively. The resulting asset of RISE and liability of MSCO is eliminated in consolidation.

7. Fair Value Measurements

Overview

ASC 820 defines fair value, establishes a framework for measuring fair value as well as a hierarchy of fair value inputs. Refer to the below as well as Note 2 – Summary of Significant Accounting Policies in the Company’s 2023 Form 10-K for further information regarding fair value hierarchy, valuation techniques and other items related to fair value measurements.

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

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$100,440,000	$—	$—	$100,440,000

Securities owned, at fair value
U.S. government securities	$17,825,000	$—	$—	$17,825,000
Certificates of deposit	—	114,000	—	114,000
Municipal securities	—	154,000	—	154,000
Corporate bonds	—	24,000	—	24,000
Equity securities	76,000	1,077,000	—	1,153,000
Total Securities owned, at fair value	$17,901,000	$1,369,000	$—	$19,270,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$1,000	$—	$1,000
Total Securities sold, not yet purchased, at fair value	$—	$1,000	$—	$1,000

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$115,515,000	$—	$—	$115,515,000

Securities owned, at fair value
U.S. government securities	$17,636,000	$—	$—	$17,636,000
Certificates of deposit	—	114,000	—	114,000
Corporate bonds	—	3,000	—	3,000
Options	2,000	—	—	2,000
Equity securities	146,000	137,000	—	283,000
Total Securities owned, at fair value	$17,784,000	$254,000	$—	$18,038,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$2,000	$—	$—	$2,000
Total Securities sold, not yet purchased, at fair value	$2,000	$—	$—	$2,000

The Company had U.S. government securities, certificates of deposit, municipal securities, and corporate bonds with the market values and maturity dates for the periods indicated below:

As of March 31, 2024
Maturing in 2024	$114,173,000
Maturing in 2025	3,953,000
Maturing in 2026	15,000
Maturing after 2026	261,000
Accrued interest	156,000
Total Market value	$118,558,000

As of December 31, 2023
Maturing in 2023	$30,000,000
Maturing in 2024	98,931,000
Maturing in 2025	3,965,000
Maturing after 2025	115,000
Accrued interest	257,000
Total Market value	$133,268,000

Financial Assets and Liabilities Not Carried at Fair Value

The following represents financial instruments in which the ending balances as of March 31, 2024 and December 31, 2023 are not carried at fair value in the statements of financial condition:

Short-term financial instruments: The carrying value of short-term financial instruments, including cash and cash equivalents as well as cash and securities segregated for regulatory purposes, are recorded at amounts that approximate the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market rates. The Company had no cash equivalents for regulatory purposes as of March 31, 2024 and December 31, 2023. Securities segregated for regulatory purposes consist solely of U.S. government securities and are included in the fair value hierarchy table above. Cash and cash equivalents and cash and securities segregated for regulatory purposes are classified as level 1.

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

Bank loans: The carrying amount of the bank loans approximates fair value due to the short-term nature of the liability. Under the fair value hierarchy, the bank loans are classified as level 2.

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

8. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of March 31, 2024	As of December 31, 2023
Property	$6,815,000	$6,815,000
Office facilities	3,296,000	2,475,000
Equipment	753,000	726,000
Total Property, office facilities, and equipment	10,864,000	10,016,000
Less accumulated depreciation	(757,000)	(612,000)
Total Property, office facilities, and equipment, net	$10,107,000	$9,404,000

Total depreciation expense for property, office facilities, and equipment was $146,000 and $80,000 for the three months ended March 31, 2024 and 2023, respectively.

Miami Office Building

On December 30, 2021, the Company purchased an office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space and serves as the headquarters of the Company.

Depreciation expense commenced in April 2023 when the Miami office building was completed and placed in service. The Company invested $58,000 and $565,000 in the three months ended March 31, 2024 and 2023, respectively, to build out the Miami office building.

9. Software, Net

Software consisted of the following as of the periods indicated:

	As of March 31, 2024	As of December 31, 2023
Software	$1,447,000	$1,081,000
Retail Platform	1,793,000	635,000
Total Software	3,240,000	1,716,000
Less accumulated amortization – Software	(655,000)	(284,000)
Less accumulated amortization – Retail Platform	—	—
Total Software, net	$2,585,000	$1,432,000

The Company contracted with a technology vendor to develop a new retail platform for the Company’s customers and integrate this platform into the Company’s operations (“Retail Platform”). The total software development expense related to this project was $1,793,000 as of March 31, 2024, all of which was capitalized. Amortization for the Retail Platform will commence once it is placed in service, which is expected to be in the third quarter of 2024.

Total amortization of software was $109,000 and $110,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company estimates future amortization of software assets of $637,000, $654,000, $485,000, and $809,000 in the years ended December 31, 2024, 2025, 2026, and after 2026, respectively.

Transaction with J2 Financial Technology

On January 18, 2024, STCH entered into a Purchase Agreement (the “Purchase Agreement”) with J2 Financial Technology, Inc., d/b/a “Guild”, a Delaware corporation (“J2 Financial”).

Under the Purchase Agreement, STCH purchased a mobile self-directed trading app for the total purchase price of $385,000. The purchase price consisted of $35,000 of cash and 200,000 restricted shares of the Company’s common stock (priced at the historical 30-day moving average as of January 18, 2024) worth approximately $350,000. This purchase is part of the software related to the Retail Platform.

10. Leases

As of March 31, 2024, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2024 through 2028. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the statements of financial condition and the below tables display further detail on the Company’s leases.

On July 7, 2023, the Company entered into a new lease agreement expiring in December 2028 for office space in the World Financial Center in New York City. This office replaced the New Jersey office as one of the Company’s key operating centers and the total commitment of the lease is approximately $2.1 million. The estimated build out cost for this office space is approximately $800,000. Depreciation expense commenced in March 2024, when the New York office space was placed into service. The Company is building out its office in Omaha, Nebraska, and as of March 31, 2024 has incurred approximately $99,000 out of the $144,000 estimated build out costs.

Lease Term and Discount Rate	As of March 31, 2024	As of December 31, 2023
Weighted average remaining lease term – operating leases (in years)	3.8	3.9
Weighted average discount rate – operating leases	7.0%	6.9%

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$283,000	$304,000
Short-term lease cost	160,000	143,000
Variable lease cost	54,000	31,000
Total Rent and occupancy	$497,000	$478,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$269,000	$326,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$—	$—

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of March 31, 2024 were as follows:

Year	Amount
2024	$669,000
2025	861,000
2026	694,000
2027	520,000
2028	443,000
Remaining balance of lease payments	3,187,000
Less: difference between undiscounted cash flows and discounted cash flows	420,000
Lease liabilities	$2,767,000

11. Goodwill

As of both March 31, 2024 and December 31, 2023, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of RISE. As of March 31, 2024, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized during the three months ended March 31, 2024 and 2023. Additionally, the Company determined there was not a material risk for future possible impairments to goodwill as of the date of the assessment.

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

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of March 31, 2024, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of March 31, 2024 were as follows:

Amount
2024	$84,000
2025	88,000
2026	91,000
2027	95,000
2028	98,000
Thereafter	3,836,000
Total	$4,292,000

The interest expense related to this mortgage was $39,000 for both the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, the interest rate for this mortgage was 3.6%.

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

In relation to this agreement, the Company recognized $213,000 in contra expense for both the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, the balance of the deferred contract incentive was $1.0 million and $1.2 million, respectively.

14. Revenue Recognition

Refer to Note 2 – Summary of Significant Accounting Policies in Company’s 2023 Form 10-K for detail on the Company’s primary sources of revenue and the corresponding accounting treatment. Information related to items that impact certain revenue streams within the periods presented is shown below.

Principal Transactions and Proprietary Trading

In 2023, the Company invested in treasury bill and treasury notes, which are primarily in the line item “Cash and securities segregated for regulatory purposes” on the statements of financial condition, in order to enhance its yield on its excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss on the Company’s U.S. government securities portfolio. In 2023, the Company recorded the reversal of the unrealized loss resulting in a realized and unrealized gain due to the securities coming closer to maturity. The Company continuously invests in treasury bills and treasury notes as part of its normal operations to meet deposit requirements. Refer to Note 7 – Fair Value Measurements for additional detail.

The following table represents detail related to principal transactions and proprietary trading.

	Three Months Ended March 31, 2024
	2024	2023	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$3,443,000	$1,799,000	$1,644,000
Realized and unrealized gain on portfolio of U.S. government securities	63,000	1,001,000	(938,000)
Total Principal transactions and proprietary trading	$3,506,000	$2,800,000	$706,000

Stock Borrow / Stock Loan

For the three months ended March 31, 2024 and 2023, stock borrow / stock loan revenue was $4,098,000 ($10,890,000 gross revenue less $6,792,000 expenses) and $3,442,000 ($9,776,000 gross revenue less $6,334,000 expenses), respectively.

Interest, Marketing and Distribution Fees

For the three months ended March 31, 2024 and 2023, interest, marketing and distribution fees was $8,763,000 ($8,819,000 gross revenue less $56,000 expenses) and $6,973,000 ($7,129,000 gross revenue less $156,000 expenses), respectively.

15. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2024, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of capital loss carryforwards and investments that are expected to generate capital losses when realized.

For the three months ended March 31, 2024, the Company recorded an income tax provision of $1,415,000 on pre-tax book income of $5,102,000. The effective tax rate for the three months ended March 31, 2024 was 28%. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

For the three months ended March 31, 2023, the Company recorded an income tax provision of $1,136,000 on pre-tax book income of $4,351,000. The effective tax rate for the three months ended March 31, 2023 was 26%. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

As of both March 31, 2024 and December 31, 2023, the Company recorded an uncertain tax position of $1,405,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

16. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of March 31, 2024, MSCO’s net capital was $61.0 million, which was approximately $59.3 million in excess of its required net capital of $1.7 million, and its percentage of aggregate debit balances to net capital was 70.81%.

As of December 31, 2023, MSCO’s net capital was $56.1 million, which was approximately $54.3 million in excess of its required net capital of $1.8 million, and its percentage of aggregate debit balances to net capital was 63.42%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of March 31, 2024, MSCO had cash and securities deposits of $216.9 million (cash of $116.5 million, securities with a fair value of $100.4 million) in the special reserve accounts which was $26.7 million in excess of the deposit requirement of $190.2 million. After adjustments for deposit(s) and / or withdrawal(s) made on April 1, 2024, MSCO had $2.7 million in excess of the deposit requirement.

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

As of March 31, 2024, the Company was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of March 31, 2024, the Company had $1.2 million in the special reserve account which was approximately $0.2 million in excess of the deposit requirement of approximately $1.0 million. The Company made no subsequent deposits or withdrawals on April 1, 2024.

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

As of March 31, 2024, RISE’s regulatory net capital was approximately $1.3 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2023, RISE’s regulatory net capital was approximately $1.3 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1.

17. Financial Instruments with Off-Balance Sheet Risk

The Company enters into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and is, therefore, subject to varying degrees of market and credit risk. Refer to the below as well as Note 20 – Financial Instruments with Off-Balance Sheet Risk in the Company’s 2023 Form 10-K for further information.

As of March 31, 2024, the Company had margin loans extended to its customers of approximately $352.0 million, of which $74.7 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2023, the Company had margin loans extended to its customers of approximately $338.1 million, of which $72.8 million is in the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three months ended March 31, 2024 and 2023.

18. Commitments, Contingencies, and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. As of March 31, 2024, the Company does not expect that these claims, suits and complaints will have a material impact on its results of operations or financial position.

Overnight Financing

As of both March 31, 2024 and December 31, 2023, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million. MSCO had $4,800,000 and $0 of outstanding loan balance as of March 31, 2024 and December 31, 2023, respectively, which is in the line item “Bank loans” on the statements of financial condition. As of those dates, there were no commitment fees or other restrictions on this line of credit. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs. There was $2,000 and $0 in interest expense for this line of credit for the three months ended March 31, 2024 and 2023, respectively. There were no fees related to this line of credit for the three months ended March 31, 2024 and 2023.

At the Market Offering

On May 27, 2022, the Company entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading as agent, pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock having an aggregate offering amount of up to $9.6 million under the Company’s shelf registration statement on Form S-3. The Company is not obligated to make any sales of shares under the Sales Agreement. The Company agreed to pay JonesTrading a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares. The Company or JonesTrading may suspend or terminate the offering upon notice to the other party and subject to other conditions. Whether the Company sells securities under the Sales Agreement will depend on a number of factors, including the market conditions at that time, the Company’s cash position at that time and the availability and terms of alternative sources of capital. For the three months ended March 31, 2024 and 2023, the Company did not sell any shares pursuant to this Sales Agreement. Since the Company filed its 2023 Form 10-K after its scheduled due date, the Company no longer satisfies the eligibility requirement for use of registration statements on Form S-3, which requires that the Company file in a timely manner all reports required to be filed during the prior twelve calendar months. As a result, the Company has suspended use of its registration statement on Form S-3 and is not able to access the At the Market program as of the date of this Report.

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

For the three months ended March 31, 2024 and 2023, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

Technology Vendor

In 2023, the Company entered into agreements with technology vendors for certain development projects related to its Retail Platform. As of March 31, 2024, the Company incurred approximately $1.8 million out of the $3.3 million total budget for these vendors.

General Contingencies

The Company’s general contingencies are included in Note 21 – Commitments, Contingencies, and Other in the Company’s 2023 Form 10-K. Other than the below, there have been no material updates to the Company’s general contingencies during the three months ended March 31, 2024.

The Company is self-insured with respect to employee health claims. As part of this plan, the Company recognized expenses of $394,000 and $180,000 for the three months ended March 31, 2024 and 2023, respectively.

The Company had an accrual of $77,000 as of March 31, 2024, which represents the estimate of future expense to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

19. Employee Benefit Plans

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees (“401(k) plan”). Participant contributions to the plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. For 401(k) employee contribution matching, the Company incurred $135,000 and $0 of expense for the three months ended March 31, 2024 and 2023, respectively.

On September 17, 2021, the Company’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There were 3 million shares reserved under the Plan and 2,654,000 and 2,704,000 and shares remained as of March 31, 2024 and December 31, 2023, respectively.

On February 14, 2024, the Company granted 50,000 restricted stock units at a price of $1.70 to employees and consultants of the Company. These units were fully vested upon grant date and the Company recognized equity stock compensation expense of $85,000 in the line item “Employee compensation and benefits” on the statements of operations for the three months ended March 31, 2024. The Company did not issue any share-based compensation for the year ended December 31, 2023.

On February 22, 2024, the Company granted 150,000 restricted stock units at a price of $1.65 to consultants of the Company, which are vested over the vesting period subject to certain conditions. As of March 31, 2024, there was approximately $259,000 of unrecognized compensation costs related to restricted stock units that will be recognized over a remaining period of 1.8 years.

20. Related Party Disclosures

KCA

Gloria E. Gebbia, who is a director of Siebert, is the managing member of Kennedy Cabot Acquisition, LLC (“KCA”). As a result, KCA is an affiliate of the Company and is under common ownership with the Company. To gain efficiencies and economies of scale with billing and administrative functions, during 2023 KCA had an agreement with the Company to serve as a paymaster for the Company for payroll and related functions including serving as the sponsor for the Company’s 401(k) plan. KCA passed through any expense or revenue related to this function to the subsidiaries of the Company proportionally. This agreement has been terminated as of January 1, 2024. The Company incurred $0 and $15,000 of expenses related to these services for the three months ended March 31, 2024 and 2023, respectively.

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., Inc.” and “Siebert” within business activities, which expires in 2025. For the use of these names, KCA passed through to the Company its cost of $15,000 in both the three months ended March 31, 2024 and 2023.

Other than the above arrangements, KCA has earned no profit for providing any services to the Company as KCA passes through any revenue or expenses to the Company’s subsidiaries for the three months ended March 31, 2024 and 2023.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $4,000 and $22,000 for the three months ended March 31, 2024 and 2023, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

Gloria E. Gebbia had extended loans to certain Company employees for the purchase of the Company’s shares. These transactions have not materially impacted the Company’s financial statements.

The three sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $793,000 and $524,000 for the three months ended March 31, 2024 and 2023, respectively. Part of their compensation includes payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company, to purchase 403,780 shares of common stock of the Company held by Gloria E. Gebbia at an exercise price of $2.15 per share. Refer to Note 5 - Kakaopay Transaction for more information.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended March 31, 2024 and 2023, rent expense was $15,000 for this branch office. The Company is building out its branch office in Omaha, Nebraska and has incurred approximately $99,000 and $0 in capitalized costs for the three months ended March 31, 2024 and 2023, respectively.

Kakaopay and Affiliates

On April 27, 2023, the Company entered into the First Tranche Stock Purchase Agreement, pursuant to which the Company agreed to issue to Kakaopay the First Tranche Shares at a per share price of Two Dollars Fifteen Cents ($2.15). Refer to Note 5 – Kakaopay Transaction for further details on the transaction. MSCO entered into an agreement whereby it would provide an omnibus trading account for Kakaopay’s subsidiary, Kakao Pay Securities Corp., and provide trade execution services to Kakao Pay Securities Corp., subject to compliance with applicable U.S. laws, rules and regulations.

Tigress

The Company has entered into various agreements and subsequent terminations with Tigress. Refer to Note 3 – Transaction with Tigress for further detail.

RISE

In September 2022, MSCO and RISE entered into a clearing arrangement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.1 million and $1.0 million in its brokerage account at MSCO as of March 31, 2024 and December 31, 2023, respectively. The resulting asset of RISE and liability of MSCO is eliminated in consolidation.

21. Subsequent Events

The Company has evaluated events that have occurred subsequent to March 31, 2024 and through May 22, 2024, the date of the filing of this Report.

On April 18, 2024, the Company received a notification from Nasdaq Regulation that the Company no longer complies with Nasdaq’s Listing Rules (the “Nasdaq Rules”) for continued listing, as a result of the Company’s failure to file its 2023 Form 10-K. The Company regained compliance with the Nasdaq Rules in connection with the filing of its 2023 Form 10-K on May 10, 2024. However, since the 2023 Form 10-K was filed after its scheduled due date, the Company no longer satisfies the eligibility requirement for use of registration statements on Form S-3, which requires that the Company file in a timely manner all reports required to be filed during the prior twelve calendar months. As a result, the Company has suspended use of its registration statements on Form S-3 (333-276585 and 333-262895), and is no longer able to access its At the Market program.

As previously disclosed in a Current Report on Form 8-K filed on May 16, 2024, on May 13, 2024, the Company finalized discussions with its independent registered public accounting firm, Baker Tilly US, LLP (“Baker Tilly), that Baker Tilly was resigning its engagement with the Company upon completion of Baker Tilly’s review of the Company’s financial statements for the quarter ended March 31, 2024. The Company is in the process of selecting a new independent registered public accounting firm.

Based on the Company’s assessment, other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying financial statements and related notes included under Part I, Item 1 of this Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our 2023 Form 10-K, particularly in Part I, Item 1A – Risk Factors.

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

Technology Initiatives

At the end of 2023, we reassessed our technology needs and strategic direction and hired new technology personnel, changed our primary software development vendor, and made additional investments in technology development related to our Retail Platform and additional technology services for our customers.

We believe these changes will be key to creating a Retail Platform and additional technology services for the next generation of retail customers, correspondent clearing, as well as the overall growth of our business.

Transaction with Kakaopay

On April 27, 2023, we entered into the First Tranche Stock Purchase Agreement with Kakaopay pursuant to which we issued to Kakaopay 8,075,607 shares of our common stock at a per share price of Two Dollars Fifteen Cents ($2.15), which represented at the time of issuance 19.9% of our outstanding equity securities on a fully diluted basis (the “First Tranche”). The First Tranche closed on May 18, 2023. Refer to Note 5 – Kakaopay Transaction in our 2023 Form 10-K for further detail.

RISE

RISE was an institutional brokerage for which all its revenue producing customers transitioned to other prime service providers by the first quarter of 2022. As part of this transition, Siebert had an agreement with JonesTrading Institutional Service, LLC (“JonesTrading”) whereby JonesTrading pays RISE a percentage of the income produced by certain historical clients of RISE less any related expenses. For the three months ended March 31, 2024 and 2023, this agreement resulted in pre-tax loss of $9,000 and pre-tax income of $54,000, respectively.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics

	As of
	March 31, 2024	December 31, 2023
Retail customer net worth (in billions)	$16.6	$15.9
Retail customer margin debit balances (in billions)	$0.4	$0.3
Retail customer credit balances (in billions)	$0.5	$0.5
Retail customer money market fund value (in billions)	$0.8	$0.7
Retail customer accounts	155,499	153,727

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represents credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represents client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represents the number of retail customers

Statements of Operations and Financial Condition

Statements of Operations for the Three Months Ended March 31, 2024 and 2023

Revenue

Commissions and fees for the three months ended March 31, 2024 were $2,300,000 and increased by $453,000 from the corresponding period in the prior year, primarily due to market conditions.

Interest, marketing and distribution fees for the three months ended March 31, 2024 were $8,763,000 and increased by $1,790,000 from the corresponding period in the prior year primarily due to rising interest rates that resulted in increased interest income received on U.S. government securities and cash deposits.

Principal transactions and proprietary trading for the three months ended March 31, 2024 were $3,506,000 and increased by $706,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

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

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$3,443,000	$1,799,000	$1,644,000
Realized and unrealized gain on portfolio of U.S. government securities	63,000	1,001,000	(938,000)
Total Principal transactions and proprietary trading	$3,506,000	$2,800,000	$706,000

Market making for the three months ended March 31, 2024 was $672,000 and increased by $327,000 from the corresponding period in the prior year, primarily due to market conditions.

Stock borrow / stock loan for the three months ended March 31, 2024 was $4,098,000 and increased by $656,000 from the corresponding period in the prior year primarily due to the growth of stock locate and securities lending businesses.

Advisory fees for the three months ended March 31, 2024 were $490,000 and increased by $46,000 from the corresponding period in the prior year, primarily due to growth in platform assets.

Other income for the three months ended March 31, 2024 was $627,000 and increased by $308,000 from the corresponding period in the prior year, primarily due to fees related to administrative services.

Operating Expenses

Employee compensation and benefits for the three months ended March 31, 2024 were $10,376,000 and increased by $3,409,000 from the corresponding period in the prior year, primarily due to an increase in commission payouts, executive and incentive compensation, as well as additional personnel related to technology initiatives.

Clearing fees, including execution costs for the three months ended March 31, 2024 were $428,000 and increased by $73,000 from the corresponding period in the prior year, primarily due to the timing of fees within the periods presented.

Technology and communications expenses for the three months ended March 31, 2024 were $876,000 and increased by $87,000 from the corresponding period in the prior year, primarily due to an increase in costs related to a technology partner.

Other general and administrative expenses for the three months ended March 31, 2024 were $1,029,000 and decreased by $64,000 from the corresponding period in the prior year, primarily due to a decrease in office expenses and payroll processing services related to a paymaster.

Data processing expenses for the three months ended March 31, 2024 were $751,000 and decreased by $100,000 from the corresponding period in the prior year, primarily due a decrease in service bureau fees.

Rent and occupancy expenses for the three months ended March 31, 2024 were $497,000 and increased by $19,000 from the corresponding period in the prior year.

Professional fees for the three months ended March 31, 2024 were $1,037,000 and decreased by $37,000 from the corresponding period in the prior year primarily due to a decrease in legal fees offset by an increase in accounting and other consulting services.

Depreciation and amortization expenses for the three months ended March 31, 2024 were $255,000 and increased by $65,000 from the corresponding period in the prior year, primarily due to depreciation of the Miami office building in 2024.

Interest expense for the three months ended March 31, 2024 was $51,000 and decreased by $37,000 from the corresponding period in the prior year, primarily due to the repayment of a loan with East West Bank in the second quarter of 2023.

Advertising and promotion expense for the three months ended March 31, 2024 was $54,000 and increased by $82,000 from the corresponding period in the prior year, primarily due to a reversal related to advertising expenses in 2023 as well as an increase in marketing initiatives in 2024.

Non-Operating Income (Loss)

The earnings of equity method investment in related party for the three months ended March 31, 2024 was $0 and decreased by $38,000 from the corresponding period in the prior year, primarily due to the exit of our investment in Tigress in the third quarter of 2023.

Provision For (Benefit From) Income Taxes

The provision from income taxes for the three months ended March 31, 2024 was $1,415,000 and increased from the provision for income taxes by $279,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to an increase in pre-tax earnings in the first quarter of 2024. Refer to Note 15 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interests in our financial statements. The net loss attributable to noncontrolling interests for the three months ended March 31, 2024 was $1,000, and decreased by $20,000 from the corresponding period in the prior year, due to less activity in RISE in 2024.

Statements of Financial Condition As of March 31, 2024 and December 31, 2023

Assets

Assets as of March 31, 2024 were $742,303,000 and decreased by $59,497,000 from December 31, 2023, primarily due to a decrease in cash and securities segregated for regulatory purposes.

Liabilities

Liabilities as of March 31, 2024 were $667,472,000 and decreased by $63,619,000 from December 31, 2023, primarily due to a decrease in payables to customers and securities loaned, partially offset by an increase in bank loans.

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

Cash and Cash Equivalents

Our cash and cash equivalents were $2.9 million and $5.7 million as of March 31, 2024 and December 31, 2023, respectively.

Debt Agreements

We have a $4.3 million outstanding on our mortgage with East West Bank and have $4.8 million outstanding on our line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris as of March 31, 2024. As of March 31, 2024, we were in compliance with all covenants related to our debt agreements.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of March 31, 2024.

	Payments Due By Period
	2024	2025	2026	2027	2028	Thereafter	Total
Operating lease commitments	$669,000	$861,000	$694,000	$520,000	$443,000	$—	$3,187,000
Kakaopay fee (1)	1,500,000	2,000,000	1,000,000	—	—	—	4,500,000
Mortgage with East West Bank (2)	84,000	88,000	91,000	95,000	98,000	3,836,000	4,292,000
Technology vendors (3)	1,316,000	144,000	—	—	—	—	1,460,000
Leasehold improvements (4)	180,000	—	—	—	—	—	180,000
Total	$3,749,000	$3,093,000	$1,785,000	$615,000	$541,000	$3,836,000	$13,619,000

(1) Pursuant to the Settlement Agreement with Kakaopay, as of March 29, 2024, we will pay Kakaopay a fee of $5 million (payable in ten quarterly installments). Refer to Note 5 – Kakaopay Transaction in the Company’s 2023 Form 10-K for further detail.

(2) On December 30, 2021, we purchased the Miami office building and financed part of the purchase price with a mortgage with East West Bank.

(3) In 2023 we entered into agreements with technology vendors for certain development projects related to our Retail Platform. As of March 31, 2024, we have incurred approximately $1.8 million out of the $3.3 million total budget for these vendors.

(4) On July 7, 2023, we entered into a lease agreement expiring in December 2028 for office space in the World Financial Center in New York City. The estimated build out cost for this office space is approximately $800,000. As of March 31, 2024, we have incurred approximately $664,000 out of the $800,000 of the estimated build out costs. As of March 31, 2024, we have incurred approximately $99,000 out of the $144,000 estimated build out costs to build out our office space in Omaha, Nebraska.

Shelf Registration Statement

On February 18, 2022, we filed a shelf registration statement on Form S-3 that was declared effective on March 2, 2022 by the SEC for the potential offering, issuance and sale by Siebert of up to $100.0 million of our common stock, preferred stock, warrants to purchase our common stock and/or preferred stock, units consisting of all or some of these securities and subscription rights to purchase all or some of these securities. However, since we filed the 2023 Form 10-K after its scheduled due date, we no longer satisfy the eligibility requirements for use of registration statements on Form S-3, which requires that we file in a timely manner all reports required to be filed during the prior twelve calendar months. As a result, we have suspended use of the shelf registration statement.

At the Market Offering

On May 27, 2022, we entered into a Capital on DemandTM Sales Agreement with JonesTrading as agent, pursuant to which we could offer and sell, from time to time through JonesTrading, shares of our common stock having an aggregate offering amount of up to $9.6 million under our shelf registration statement on Form S-3. For the three months ended March 31, 2024 and 2023, we did not sell any shares pursuant to this Sales Agreement. As noted above, since Siebert filed its 2023 Form 10-K after its schedule due date, Siebert no longer satisfies the eligibility requirement for use of registration statements on Form S-3. As a result, Siebert has suspended use of the shelf registration statement and is not able to access the At the Market program as of the date of this Report. Refer to Note 18 – Commitments, Contingencies, and Other for additional detail.

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

MSCO can transfer funds to Siebert as long as MSCO maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the three months ended March 31, 2024 and 2023, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 16 – Capital Requirements for more detail about our capital requirements.

Cash Flows

Cash used in operating activities consisted of net income adjusted for certain non-cash items. Net operating assets and liabilities at any specific point in time are subject to many variables, including variability in customer activity, the timing of cash receipts and payments, and vendor payment terms. The total changes in our statements of cash flows, especially our operating cash flow, are not necessarily indicative of the ongoing results of our business as we have customer assets and liabilities on our statements of financial condition.

For the three months ended March 31, 2024, cash used in operating activities increased by $23.0 million compared to the prior year period, which was primarily driven by the net change in receivables from customers, securities borrowed, and securities loaned.

For the three months ended March 31, 2024, cash used in investing activities increased by $0.7 million compared to the prior year period, which was primarily driven by the build out of the New York office as well as the development of the new Retail Platform in 2024, partially offset by the build out of the Miami office building occurring in 2023.

For the three months ended March 31, 2024, cash flows provided by financing activities increased by $5.0 million compared to 2023, which was primarily driven by the draws on bank loans and the repayment of principal of Siebert’s line of credit in 2023.

Long Term Contracts

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS will pay us four annual credits of $100,000 over the term of the agreement. The amendment also provides for an early termination fee; however, as of March 31, 2024, we do not expect to terminate the contract with NFS before the end of the contract term. Refer to Note 13 – Deferred Contract Incentive and Note 18 – Commitments, Contingencies and Other for additional detail.

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

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three months ended March 31, 2024 and 2023. Refer to Note 17 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

As of both March 31, 2024 and December 31, 2023, we recorded an uncertain tax position of $1,405,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

Critical Accounting Policies and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. As of March 31, 2024, there have been no changes to our critical accounting policies or estimates.

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

Refer to Note 2 – New Accounting Standards for additional information regarding new ASU’s issued by the FASB.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Based on its evaluation, our management, including our Chief Executive Officer and our Executive Vice President / Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were ineffective, based on the material weaknesses in internal control over financial reporting as previously disclosed in our 2023 Form 10-K.

Ongoing Remediation of Previously Identified Material Weakness

Management is in the process of implementing the following measures to ensure that the control deficiencies contributing to the material weakness are remediated: (i) designing and implementing controls related to provisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate logical access, and (iii) improving the existing training program associated with control design and implementation. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation will be completed prior to the end of 2024.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, investors should carefully consider the risk factors discussed in Part I, Item 1A - Risk Factors in our 2023 Form 10-K and under Part II, Item 1A. of our Form 10-Qs. Each of such risk factors could materially affect our business, financial position, and results of operations. As of the date of this Report, other than the supplemental risk factor provided below, there have been no material changes from the risk factors disclosed in our 2023 Form 10-K.

We are in the process of selecting a new independent registered public accounting firm, and the timing of retaining such firm is not certain.

As previously disclosed in a Current Report on Form 8-K filed on May 16, 2024, on May 13, 2024, we finalized discussions with our independent registered public accounting firm, Baker Tilly, that Baker Tilly was resigning its engagement with us upon completion of Baker Tilly’s review of our financial statements for the quarter ended March 31, 2024. We are in the process of selecting a new independent registered public accounting firm. We cannot assure you that we will retain a new independent registered public accounting firm in time to timely complete a review of our financial statements for the three months ended June 30, 2024 or any subsequent period. If we are unable to complete such reviews in a timely manner the filing of our financial reports may be delayed, which could have a material adverse impact on our business.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
10.1	Purchase Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on January 24, 2024).

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded with Inline XBRL document).

**	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ John J. Gebbia
John J. Gebbia
Chief Executive Officer
(Principal executive officer)

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary
(Principal financial and accounting officer)

Dated:	May 22, 2024