Form 10-Q
period 2024-06-30
SIEBERT FINANCIAL CORP
filed 2024-08-14
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2024, there were 40,980,936 issued and 39,980,936 shares outstanding of the registrant’s common stock.

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

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$5,200,000	$5,735,000
Cash and securities segregated for regulatory purposes; (Cash of $128.0 million, securities with a fair value of $86.6 million as of June 30, 2024; Cash of $158.8 million, securities with a fair value of $115.5 million as of December 31, 2023)	214,635,000	274,317,000
Receivables from customers	74,875,000	72,823,000
Receivables from broker-dealers and clearing organizations	8,720,000	3,863,000
Receivables from non-customers	455,000	241,000
Other receivables	4,097,000	2,424,000
Prepaid expenses and other assets	1,693,000	1,700,000
Securities borrowed	253,781,000	394,709,000
Securities owned, at fair value	16,768,000	18,038,000
Total Current assets	580,224,000	773,850,000

Deposits with broker-dealers and clearing organizations	7,279,000	7,885,000
Property, office facilities, and equipment, net	10,195,000	9,404,000
Software, net	3,454,000	1,432,000
Lease right-of-use assets	2,297,000	2,736,000
Deferred tax assets	3,672,000	4,504,000
Goodwill	1,989,000	1,989,000
Total Assets	$609,110,000	$801,800,000

LIABILITIES AND EQUITY
Liabilities
Current liabilities
Payables to customers	$233,873,000	$289,777,000
Payables to non-customers	186,000	713,000
Drafts payable	1,527,000	1,726,000
Payables to broker-dealers and clearing organizations	5,015,000	481,000
Accounts payable and accrued liabilities	4,104,000	3,639,000
Taxes payable	1,581,000	2,313,000
Securities loaned	272,515,000	419,433,000
Securities sold, not yet purchased, at fair value	2,000	2,000
Current portion of lease liabilities	702,000	759,000
Current portion of long-term debt	86,000	84,000
Current portion of deferred contract incentive	758,000	808,000
Current portion of contract termination liability	1,820,000	1,898,000
Total Current liabilities	522,169,000	721,633,000

Lease liabilities, less current portion	1,843,000	2,227,000
Long-term debt, less current portion	4,184,000	4,229,000
Deferred contract incentive, less current portion	63,000	438,000
Contract termination liability, less current portion	1,673,000	2,564,000
Total Liabilities	529,932,000	731,091,000

Commitments and Contingencies (see Note 18)
Equity
Stockholders’ equity
Common stock, $.01 par value; 100,000,000 shares authorized; 40,950,936 shares issued and 39,950,936 shares outstanding as of June 30, 2024, respectively. 40,580,936 shares issued and 39,580,936 shares outstanding as of December 31, 2023, respectively.	410,000	406,000
Treasury stock, at cost; 1,000,000 shares held as of both June 30, 2024 and December 31, 2023, respectively	(2,510,000)	(2,510,000)
Additional paid-in capital	45,747,000	45,016,000
Retained earnings	34,536,000	26,808,000
Total Stockholders’ equity	78,183,000	69,720,000
Noncontrolling interests	995,000	989,000
Total Equity	79,178,000	70,709,000
Total Liabilities and Equity	$609,110,000	$801,800,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Commissions and fees	$2,603,000	$1,858,000	$4,903,000	$3,705,000
Interest, marketing and distribution fees	7,835,000	7,416,000	16,598,000	14,389,000
Principal transactions and proprietary trading	3,574,000	2,654,000	7,080,000	5,454,000
Market making	437,000	268,000	1,109,000	613,000
Stock borrow / stock loan	4,696,000	4,513,000	8,794,000	7,955,000
Advisory fees	551,000	471,000	1,041,000	915,000
Other income	1,167,000	412,000	1,794,000	731,000
Total Revenue	20,863,000	17,592,000	41,319,000	33,762,000

Expenses
Employee compensation and benefits	10,307,000	8,080,000	20,683,000	15,047,000
Clearing fees, including execution costs	238,000	329,000	666,000	684,000
Technology and communications	880,000	793,000	1,756,000	1,582,000
Other general and administrative	1,070,000	1,119,000	2,099,000	2,212,000
Data processing	732,000	741,000	1,483,000	1,592,000
Rent and occupancy	378,000	491,000	875,000	969,000
Professional fees	1,240,000	1,007,000	2,277,000	2,081,000
Depreciation and amortization	336,000	261,000	591,000	451,000
Interest expense	60,000	94,000	111,000	182,000
Advertising and promotion	43,000	18,000	97,000	(10,000)
Total Expenses	15,284,000	12,933,000	30,638,000	24,790,000

Operating income	5,579,000	4,659,000	10,681,000	8,972,000

Impairment of investments	—	(1,035,000)	—	(1,035,000)
Earnings of equity method investment in related party	—	73,000	—	111,000
Non-operating loss	—	(962,000)	—	(924,000)

Income before provision for income taxes	5,579,000	3,697,000	10,681,000	8,048,000
Provision for income taxes	1,532,000	969,000	2,947,000	2,105,000
Net income	4,047,000	2,728,000	7,734,000	5,943,000
Less net income attributable to noncontrolling interests	7,000	25,000	6,000	44,000
Net income available to common stockholders	$4,040,000	$2,703,000	$7,728,000	$5,899,000

Net income available to common stockholders per share of common stock
Basic and diluted	$0.10	$0.07	$0.19	$0.17

Weighted average shares outstanding
Basic and diluted	39,890,606	36,410,018	39,830,002	34,468,460

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2023	32,505,329	$325,000	—	$—	$29,642,000	$18,982,000	$48,949,000	$971,000	$49,920,000
Net income	—	—	—	—	—	3,196,000	3,196,000	19,000	3,215,000
Balance – March 31, 2023	32,505,329	$325,000	—	$—	$29,642,000	$22,178,000	$52,145,000	$990,000	$53,135,000
Kakaopay transaction, net of issuance cost	8,075,607	81,000	—	—	15,374,000	—	15,455,000	—	15,455,000
Net income	—	—	—	—	—	2,703,000	2,703,000	25,000	2,728,000
Balance – June 30, 2023	40,580,936	$406,000	—	$—	$45,016,000	$24,881,000	$70,303,000	$1,015,000	$71,318,000

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2024	40,580,936	$406,000	1,000,000	$(2,510,000)	$45,016,000	$26,808,000	$69,720,000	$989,000	$70,709,000
Transaction with J2 Financial	200,000	2,000	—	—	348,000	—	350,000	—	350,000
Share-based compensation	50,000	1,000	—	—	84,000	—	85,000	—	85,000
Net income (loss)	—	—	—	—	—	3,688,000	3,688,000	(1,000)	3,687,000
Balance – March 31, 2024	40,830,936	$409,000	1,000,000	$(2,510,000)	$45,448,000	$30,496,000	$73,843,000	$988,000	$74,831,000
Share-based compensation	120,000	1,000	—	—	299,000	—	300,000	—	300,000
Net income	—	—	—	—	—	4,040,000	4,040,000	7,000	4,047,000
Balance – June 30, 2024	40,950,936	$410,000	1,000,000	$(2,510,000)	$45,747,000	$34,536,000	$78,183,000	$995,000	$79,178,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$7,734,000	$5,943,000
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense	832,000	599,000
Depreciation and amortization	591,000	451,000
Earnings of equity method investment in related party	—	(111,000)
Share-based compensation	184,000	—
Impairment of investments	—	1,035,000
Interest related to contract termination liability payment	31,000	—

Changes in
Receivables from customers	(2,052,000)	(9,030,000)
Receivables from non-customers	(214,000)	(46,000)
Receivables from and deposits with broker-dealers and clearing organizations	(4,251,000)	2,658,000
Securities borrowed	140,928,000	(353,199,000)
Securities owned, at fair value	1,270,000	(14,577,000)
Prepaid expenses and other assets	(1,666,000)	(1,578,000)
Payables to customers	(55,904,000)	(40,178,000)
Payables to non-customers	(527,000)	(10,155,000)
Drafts payable	(199,000)	(634,000)
Payables to broker-dealers and clearing organizations	4,534,000	3,056,000
Accounts payable and accrued liabilities	464,000	402,000
Securities loaned	(146,918,000)	366,229,000
Net lease liabilities	(2,000)	(46,000)
Taxes payable	(732,000)	602,000
Deferred contract incentive	(425,000)	(425,000)
Trading platform implementation	—	(557,000)
Contract termination liability payment	(1,000,000)	—
Net cash used in operating activities	(57,322,000)	(49,561,000)

Cash Flows From Investing Activities
Purchase of office facilities and equipment	(1,052,000)	(112,000)
Purchase of software	(1,667,000)	(202,000)
Additions to property, office facilities, and equipment	(98,000)	(840,000)
Transaction with J2 Financial	(35,000)	—
Net cash used in investing activities	(2,852,000)	(1,154,000)

Cash Flows From Financing Activities
Kakaopay issuance cost	—	(1,589,000)
Proceeds received from shares issued for Kakaopay transaction	—	17,363,000
Repayments of long-term debt	(43,000)	(2,694,000)
Net cash (used in) / provided by financing activities	(43,000)	13,080,000

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	(60,217,000)	(37,635,000)
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of period	280,052,000	299,838,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$219,835,000	$262,203,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of period	$5,200,000	$7,628,000
Cash and securities segregated for regulatory purposes - end of period	214,635,000	254,575,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$219,835,000	$262,203,000

Supplemental cash flow information
Cash paid during the period for income taxes	$3,137,000	$904,000
Cash paid during the period for interest	$80,000	$182,000

Non-cash investing and financing activities
Kakaopay issuance cost (1)	$—	$318,000
Transaction with J2 Financial (2)	$350,000	$—
Share-based compensation (3)	$201,000	$—

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

(1)	Refer to Note 5 – Kakaopay Transaction for further detail.
(2)	Refer to Note 9 – Software, net for further detail.
(3)	Refer to Note 19 – Employee Benefit Plans for further detail.

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

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company’s revenues for the three and six months ended June 30, 2024 and 2023 were derived from its operations in the U.S.

As of June 30, 2024, the Company is comprised of a single operating segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective.

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

Reclassification

Certain amounts for the three and six months ended June 30, 2023 have been reclassified to conform to the presentation of the current period. The reclassification has not materially impacted the Company’s financial statements, and did not result in a change in total revenue, net income or cash flows from operations for the periods presented.

Principles of Consolidation

The financial statements include the accounts of Siebert and its wholly-owned and majority-owned consolidated subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated. The Company’s ownership in RISE is 68% as of both June 30, 2024 and December 31, 2023. Refer to Note 4 – RISE for more information.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2023 Form 10-K. During the three and six months ended June 30, 2024, there were no significant changes made to the Company’s significant accounting policies.

2. New Accounting Standards

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for the Company for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is still evaluating the presentational effect that ASU 2023-09 will have on its consolidated financial statements, but the Company expects considerable changes to its income tax footnote.

Accounting Standards Adopted in Fiscal 2024

The Company did not adopt any new accounting standards during the three and six months ended June 30, 2024. In addition, the Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of June 30, 2024.

3. Transaction with Tigress

The Company entered into agreements and subsequent terminations with Tigress Holdings, LLC (“Tigress”). Refer to Note 3 – Transactions with Tigress and Hedge Connection in the Company’s 2023 Form 10-K for more detail. Information related to transactions with Tigress that impacted the periods presented is detailed below.

During the three months ended June 30, 2024 and 2023, the Company recognized $0 and $73,000, respectively, for its equity method investment in Tigress. During the six months ended June 30, 2024 and 2023, the Company recognized $0 and $111,000, respectively, for its equity method investment in Tigress. As of both June 30, 2024 and December 31, 2023, the Company had no interest in Tigress.

4. RISE

As of both June 30, 2024 and December 31, 2023, the Company’s ownership in RISE was 68% and Siebert consolidated RISE under the voting interest model (“VOE model”). As of both June 30, 2024 and December 31, 2023, RISE reported assets of $1.3 million and liabilities of $0. There are no restrictions on RISE’s assets.

5. Kakaopay Transaction

On April 27, 2023, the Company entered into a Stock Purchase Agreement (the “First Tranche Stock Purchase Agreement”) with Kakaopay Corporation (“Kakaopay”), a company established under the Laws of the Republic of Korea and a fintech subsidiary of Korean-based conglomerate Kakao Corp. pursuant to which the Company agreed to issue to Kakaopay 8,075,607 shares of the Company’s common stock (the “First Tranche Shares” and, such transaction, the “First Tranche”) at a per share price of Two Dollars Fifteen Cents ($2.15), which represented 19.9% of the outstanding equity securities of the Company on a fully diluted basis (taking into account the issuance of the First Tranche Shares). The First Tranche closed on May 18, 2023.

Refer to Note 5 – Kakaopay Transaction in the Company’s 2023 Form 10-K for further detail.

6. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of June 30, 2024	As of December 31, 2023
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$12,529,000	$9,332,000
Goldman Sachs & Co. LLC (“GSCO”)	43,000	38,000
National Financial Services, LLC (“NFS”)	2,402,000	2,212,000
Securities fail-to-deliver	928,000	119,000
Globalshares	97,000	47,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$15,999,000	$11,748,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$3,847,000	$399,000
Payables to broker-dealers	1,168,000	82,000
Total Payables to broker-dealers and clearing organizations	$5,015,000	$481,000

(1)	Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of June 30, 2024 and December 31, 2023, MSCO had shares of DTCC common stock valued at approximately $1,145,000 and $1,236,000, respectively, which is included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had cash of approximately $1.1 million and $1.0 million in its brokerage account at MSCO as of June 30, 2024 and December 31, 2023, respectively. The resulting asset of RISE and liability of MSCO is eliminated in consolidation.

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

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$86,554,000	$—	$—	$86,554,000

Securities owned, at fair value
U.S. government securities	$14,947,000	$—	$—	$14,947,000
Certificates of deposit	—	113,000	—	113,000
Municipal securities	—	222,000	—	222,000
Corporate bonds	—	59,000	—	59,000
Equity securities	96,000	1,331,000	—	1,427,000
Total Securities owned, at fair value	$15,043,000	$1,725,000	$—	$16,768,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$—	$2,000	$—	$2,000
Total Securities sold, not yet purchased, at fair value	$—	$2,000	$—	$2,000

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$115,515,000	$—	$—	$115,515,000

Securities owned, at fair value
U.S. government securities	$17,636,000	$—	$—	$17,636,000
Certificates of deposit	—	114,000	—	114,000
Corporate bonds	—	3,000	—	3,000
Options	2,000	—	—	2,000
Equity securities	146,000	137,000	—	283,000
Total Securities owned, at fair value	$17,784,000	$254,000	$—	$18,038,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$2,000	$—	$—	$2,000
Total Securities sold, not yet purchased, at fair value	$2,000	$—	$—	$2,000

The Company had U.S. government securities, certificates of deposit, municipal securities, and corporate bonds with the market values and maturity dates for the periods indicated below:

As of June 30, 2024
Maturing in 2024	$92,483,000
Maturing in 2025	3,958,000
Maturing in 2026	5,010,000
Maturing in 2027	58,000
Maturing after 2027	332,000
Accrued interest	53,000
Total Market value	$101,894,000

As of December 31, 2023
Maturing in 2023	$30,000,000
Maturing in 2024	98,931,000
Maturing in 2025	3,965,000
Maturing after 2025	115,000
Accrued interest	257,000
Total Market value	$133,268,000

Financial Assets and Liabilities Not Carried at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value due to their short-term nature. The tables below represents financial instruments in which the ending balances as of June 30, 2024 and December 31, 2023 are not carried at fair value in the statements of financial condition:

	As of June 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$5,200,000	$5,200,000	$5,200,000	$—	$—
Cash – segregated for regulatory purposes	128,081,000	128,081,000	128,081,000	—	—
Securities borrowed	253,781,000	253,781,000	—	253,781,000	—
Receivables from customers	74,875,000	74,875,000	—	74,875,000	—
Receivables from non-customers	455,000	455,000	—	455,000	—
Receivables from broker-dealers and clearing organizations	8,720,000	8,720,000	—	8,720,000	—
Other receivables	4,097,000	4,097,000	—	4,097,000	—
Deposits with broker-dealers and clearing organizations	7,279,000	7,279,000	—	7,279,000	—
Total financial assets, not measured at fair value	$482,488,000	$482,488,000	$133,281,000	$349,207,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$272,515,000	$272,515,000	$—	$272,515,000	$—
Payables to customers	233,873,000	233,873,000	—	233,873,000	—
Payables to non-customers	186,000	186,000	—	186,000	—
Drafts payable	1,527,000	1,527,000	—	1,527,000	—
Payables to broker-dealers and clearing organizations	5,015,000	5,015,000	—	5,015,000	—
Deferred contract incentive	821,000	821,000	—	821,000	—
Long-term debt	4,270,000	4,270,000	—	4,270,000	—
Contract termination liability	3,493,000	3,493,000	—	3,493,000	—
Total financial liabilities, not measured at fair value	$521,700,000	$521,700,000	$—	$521,700,000	$—

	As of December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$5,735,000	$5,735,000	$5,735,000	$—	$—
Cash – segregated for regulatory purposes	158,802,000	158,802,000	158,802,000	—	—
Securities borrowed	394,709,000	394,709,000	—	394,709,000	—
Receivables from customers	72,823,000	72,823,000	—	72,823,000	—
Receivables from non-customers	241,000	241,000	—	241,000	—
Receivables from broker-dealers and clearing organizations	3,863,000	3,863,000	—	3,863,000	—
Other receivables	2,424,000	2,424,000	—	2,424,000	—
Deposits with broker-dealers and clearing organizations	7,885,000	7,885,000	—	7,885,000	—
Total financial assets, not measured at fair value	$646,482,000	$646,482,000	$164,537,000	$481,945,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$419,433,000	$419,433,000	$—	$419,433,000	$—
Payables to customers	289,777,000	289,777,000	—	289,777,000	—
Payables to non-customers	713,000	713,000	—	713,000	—
Drafts payable	1,726,000	1,726,000	—	1,726,000	—
Payables to broker-dealers and clearing organizations	481,000	481,000	—	481,000	—
Deferred contract incentive	1,246,000	1,246,000	—	1,246,000	—
Long-term debt	4,313,000	4,313,000	—	4,313,000	—
Contract termination liability	4,462,000	4,462,000	—	4,462,000	—
Total financial liabilities, not measured at fair value	$722,151,000	$722,151,000	$—	$722,151,000	$—

8. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of June 30, 2024	As of December 31, 2023
Property	$6,815,000	$6,815,000
Office facilities	3,557,000	2,475,000
Equipment	794,000	726,000
Total Property, office facilities, and equipment	11,166,000	10,016,000
Less accumulated depreciation	(971,000)	(612,000)
Total Property, office facilities, and equipment, net	$10,195,000	$9,404,000

Total depreciation expense for property, office facilities, and equipment was $213,000 and $156,000 for the three months ended June 30, 2024 and 2023, respectively. Total depreciation expense for property, office facilities, and equipment was $359,000 and $237,000 for the six months ended June 30, 2024 and 2023, respectively.

On July 7, 2023, the Company entered into a new lease agreement for office space in the World Financial Center in New York City. Depreciation expense commenced in March 2024, when the New York office space was placed into service. The Company invested $145,000 and $809,000 in the three and six months ended June 30, 2024 to build out the New York office space.

The Company has completed the construction of the office lease in Omaha, Nebraska, investing $75,000 and $175,000 during the three and six months ended June 30, 2024, respectively.

Miami Office Building

On December 30, 2021, the Company purchased an office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space and serves as the headquarters of the Company.

Depreciation expense commenced in April 2023 when the Miami office building was completed and placed in service. The Company invested $40,000 and $275,000 in the three months ended June 30, 2024 and 2023, respectively, to build out the Miami office building. The Company invested $98,000 and $840,000 in the six months ended June 30, 2024 and 2023, respectively, to build out the Miami office building.

9. Software, Net

Software consisted of the following as of the periods indicated:

	As of June 30, 2024	As of December 31, 2023
Software	$1,585,000	$1,081,000
Retail Platform	2,646,000	635,000
Total Software	4,231,000	1,716,000
Less accumulated amortization – Software	(777,000)	(284,000)
Less accumulated amortization – Retail Platform	—	—
Total Software, net	$3,454,000	$1,432,000

The Company contracted with a technology vendor in the fourth quarter of 2023 to develop a new retail platform for the Company’s customers and integrate this platform into the Company’s operations (“Retail Platform”). The total software development expense related to this project was $2,646,000 as of June 30, 2024, all of which was capitalized. Amortization for the Retail Platform will commence once it is placed in service, which is expected to be in the fourth quarter of 2024.

Total amortization of software was $123,000 and $105,000 for the three months ended June 30, 2024 and 2023, respectively. Total amortization of software was $232,000 and $214,000 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the Company estimates the following future amortization of software assets:

Year	Amount
2024	$437,000
2025	1,257,000
2026	1,078,000
2027	682,000
Total	$3,454,000

Transaction with J2 Financial Technology

On January 18, 2024, STCH entered into a Purchase Agreement (the “Purchase Agreement”) with J2 Financial Technology, Inc., d/b/a “Guild”, a Delaware corporation (“J2 Financial”).

Under the Purchase Agreement, STCH purchased a mobile self-directed trading app for the total purchase price of $385,000. The purchase price consisted of $35,000 of cash and 200,000 restricted shares of the Company’s common stock (priced at the historical 30-day moving average as of January 18, 2024) worth approximately $350,000. This purchase is part of the software related to the Retail Platform and recorded in the line item “Software, net” on the statements of financial condition.

10. Leases

As of June 30, 2024, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2024 through 2028. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the statements of financial condition and the below tables display further detail on the Company’s leases.

On July 7, 2023, the Company entered into a new lease agreement expiring in December 2028 for office space in the World Financial Center in New York City. This office replaced the New Jersey office as one of the Company’s key operating centers and the total commitment of the lease is approximately $2.1 million.

Lease Term and Discount Rate	As of June 30, 2024	As of December 31, 2023
Weighted average remaining lease term – operating leases (in years)	3.6	3.9
Weighted average discount rate – operating leases	7.1%	6.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$251,000	$304,000	$534,000	$609,000
Short-term lease cost	61,000	136,000	221,000	279,000
Variable lease cost	66,000	51,000	120,000	81,000
Total Rent and occupancy	$378,000	$491,000	$875,000	$969,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$267,000	$328,000	$536,000	$654,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of June 30, 2024 were as follows:

Year	Amount
2024	$402,000
2025	861,000
2026	694,000
2027	520,000
2028	443,000
Remaining balance of lease payments	2,920,000
Less: difference between undiscounted cash flows and discounted cash flows	375,000
Lease liabilities	$2,545,000

11. Goodwill

As of both June 30, 2024 and December 31, 2023, the Company’s carrying amount of goodwill was $1,989,000, all of which came from the Company’s acquisition of RISE. As of December 31, 2023, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized during the three and six months ended June 30, 2024 and 2023. Refer to Note 2 – Summary of Significant Accounting Policies in the Company’s 2023 Form 10-K for further information.

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

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of June 30, 2024, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of June 30, 2024 were as follows:

Amount
2024	$43,000
2025	88,000
2026	91,000
2027	95,000
2028	98,000
Thereafter	3,855,000
Total	$4,270,000

The interest expense related to this mortgage was $38,000 and $40,000 for the three months ended June 30, 2024, and 2023, respectively. The interest expense related to this mortgage was $77,000 and $79,000 for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, the interest rate for this mortgage was 3.6%.

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

In relation to this agreement, the Company recognized $213,000 in contra expense for both the three months ended June 30, 2024 and 2023. For both the six months ended June 30, 2024 and 2023, the Company recognized $425,000 in contra expense. As of June 30, 2024 and December 31, 2023, the balance of the deferred contract incentive was $0.8 million and $1.2 million, respectively.

14. Revenue Recognition

Refer to Note 2 – Summary of Significant Accounting Policies in Company’s 2023 Form 10-K for detail on the Company’s primary sources of revenue and the corresponding accounting treatment. Information related to items that impact certain revenue streams within the periods presented is shown below.

Principal Transactions and Proprietary Trading

The Company continuously invests in treasury bill and treasury notes as part of its normal operations to meet deposit requirements, which are primarily in the line item “Cash and securities segregated for regulatory purposes” on the statements of financial condition, in order to enhance its yield on its excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss on the Company’s U.S. government securities portfolio. In 2023, the Company recorded substantially all of the reversal of the unrealized loss resulting in a realized and unrealized gain due to the securities coming closer to maturity. Refer to Note 7 – Fair Value Measurements for additional detail.

The following table represents detail related to principal transactions and proprietary trading.

	Three Months Ended June 30, 2024
	2024	2023	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$3,480,000	$2,186,000	$1,294,000
Realized and unrealized gain on portfolio of U.S. government securities	94,000	468,000	(374,000)
Total Principal transactions and proprietary trading	$3,574,000	$2,654,000	$920,000

	Six Months Ended June 30, 2024
	2024	2023	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$6,923,000	$3,985,000	$2,938,000
Realized and unrealized gain on portfolio of U.S. government securities	157,000	1,469,000	(1,312,000)
Total Principal transactions and proprietary trading	$7,080,000	$5,454,000	$1,626,000

Stock Borrow / Stock Loan

For the three months ended June 30, 2024 and 2023, stock borrow / stock loan revenue was $4,696,000 ($10,482,000 gross revenue less $5,786,000 expenses) and $4,513,000 ($11,524,000 gross revenue less $7,011,000 expenses), respectively. For the six months ended June 30, 2024 and 2023, stock borrow / stock loan revenue was $8,794,000 ($21,372,000 gross revenue less $12,578,000 expenses) and $7,955,000 ($21,300,000 gross revenue less $13,345,000 expenses), respectively.

Interest, Marketing and Distribution Fees

For the three months ended June 30, 2024 and 2023, interest, marketing and distribution fees was $7,835,000 ($7,910,000 gross revenue less $75,000 expenses) and $7,416,000 ($7,522,000 gross revenue less $106,000 expenses), respectively. For the six months ended June 30, 2024 and 2023, interest, marketing and distribution fees was $16,598,000 ($16,758,000 gross revenue less $160,000 expenses) and $14,389,000 ($14,651,000 gross revenue less $262,000 expenses), respectively.

15. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2024, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of capital loss carryforwards and investments that are expected to generate capital losses when realized.

For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $1,532,000 and $2,947,000 on pre-tax book income of $5,579,000 and $10,681,000, respectively. The effective tax rate for the three and six months ended June 30, 2024 was 27.5% and 27.6% respectively. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

For the three and six months ended June 30, 2023, the Company recorded an income tax provision of $969,000 and $2,105,000 on pre-tax book income of $3,697,000 and $8,048,000, respectively. The effective tax rate for both the three and six months ended June 30, 2023 was 26.2%. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

As of both June 30, 2024 and December 31, 2023, the Company recorded an uncertain tax position of $1,405,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

16. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of June 30, 2024, MSCO’s net capital was $60.9 million, which was approximately $59.2 million in excess of its required net capital of $1.7 million, and its percentage of aggregate debit balances to net capital was 70.70%.

As of December 31, 2023, MSCO’s net capital was $56.1 million, which was approximately $54.3 million in excess of its required net capital of $1.8 million, and its percentage of aggregate debit balances to net capital was 63.42%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of June 30, 2024, MSCO had cash and securities deposits of $213.4 million (cash of $126.8 million, securities with a fair value of $86.6 million) in the special reserve accounts which was $27.2 million in excess of the deposit requirement of $186.2 million. After adjustments for deposit(s) and / or withdrawal(s) made on July 1, 2024, MSCO had $3.2 million in excess of the deposit requirement.

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

As of June 30, 2024, the Company was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of June 30, 2024, the Company had $1.3 million in the special reserve account which was approximately $0.2 million in excess of the deposit requirement of approximately $1.1 million. The Company made no subsequent deposits or withdrawals on July 1, 2024.

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

As of June 30, 2024, RISE’s regulatory net capital was approximately $1.3 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2023, RISE’s regulatory net capital was approximately $1.3 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1.

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

As of June 30, 2024, the Company had margin loans extended to its customers of approximately $373.6 million, of which $74.9 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2023, the Company had margin loans extended to its customers of approximately $338.1 million, of which $72.8 million is in the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three and six months ended June 30, 2024 and 2023.

The following table presents information about the Company’s securities borrowing and lending activity depicting the potential effect of rights of setoff between these recognized assets and liabilities.

	As of June 30, 2024
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$253,781,000	—	$253,781,000	$242,713,000	$11,068,000
Liabilities
Securities loaned	$272,515,000	—	$272,515,000	$260,842,000	$11,673,000

	As of December 31, 2023
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$394,709,000	—	$394,709,000	$371,076,000	$23,633,000
Liabilities
Securities loaned	$419,433,000	—	$419,433,000	$404,312,000	$15,121,000

1)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

2)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements.

3)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

18. Commitments, Contingencies, and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. As of June 30, 2024, the Company does not expect that these claims, suits and complaints will have a material impact on its results of operations or financial position.

On April 18, 2024, the Company received a notification from Nasdaq Regulation that the Company no longer complied with Nasdaq’s Listing Rules (the “Nasdaq Rules”) for continued listing, as a result of the Company’s failure to file its 2023 Form 10-K. The Company regained compliance with the Nasdaq Rules in connection with the filing of its 2023 Form 10-K on May 10, 2024.

Overnight Financing

As of both June 30, 2024 and December 31, 2023, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on the line of credit. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs. There was $1,000 and $0 in interest expense for this line of credit for the three months ended June 30, 2024 and 2023, respectively. There was $3,000 and $0 in interest expense for this line of credit for the six months ended June 30, 2024 and 2023, respectively. There were no fees related to this line of credit for the three or six months ended June 30, 2024 and 2023.

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

For the three and six months ended June 30, 2024 and 2023, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

Technology Vendor

The Company has entered into agreements with technology vendors for certain development projects related to its Retail Platform. As of June 30, 2024, the Company incurred costs of approximately $1.8 million for these vendors.

General Contingencies

The Company’s general contingencies are included in Note 21 – Commitments, Contingencies, and Other in the Company’s 2023 Form 10-K. Other than the below, there have been no material updates to the Company’s general contingencies during the three and six months ended June 30, 2024.

The Company is self-insured with respect to employee health claims. As part of this plan, the Company recognized expenses of $332,000 and $266,000 for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized expenses of $726,000 and $446,000, respectively.

The Company had an accrual of $123,000 as of June 30, 2024, which represents the estimate of future expense to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

19. Employee Benefit Plans

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees (“401(k) plan”). Participant contributions to the 401(k) plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. For 401(k) employee contribution matching, the Company incurred $28,000 and $109,000 of expense for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred $163,000 and $109,000 of expenses, respectively.

On September 17, 2021, the Company’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There were 3 million shares reserved under the Plan and 2,384,000 and 2,704,000 and shares remained as of June 30, 2024 and December 31, 2023, respectively.

On February 22, 2024, the Company granted 150,000 shares of restricted common stock at a price per share valuation of $1.65 to consultants of the Company, which are vested over the vesting period subject to certain conditions. The Company recognized equity stock compensation expense of $56,000, which was fully capitalized and included within the line item “Software, net” on the statements of financial condition for both the three and six months ended June 30, 2024, respectively. As of June 30, 2024, there was approximately $191,000 of unrecognized compensation costs related to restricted common stock that will be recognized over the remaining period of 1.6 years.

On May 1, 2024, the Company granted 50,000 shares of restricted common stock at a price per share valuation of $1.97 to a consultant of the Company. These shares were fully vested upon grant date and the Company recognized equity stock compensation expense of $99,000 in the line item “Employee compensation and benefits” on the statements of operations for both the three and six months ended June 30, 2024, respectively.

On May 28, 2024, the Company granted 70,000 shares of restricted common stock at a price per share valuation of $2.07 to a consultant of the Company. These shares were fully vested upon grant date and the Company recognized equity stock compensation expense of $145,000, which was fully capitalized and included within the line item “Software, net” on the statements of financial condition for both the three and six months ended June 30, 2024, respectively.

The Company did not issue any share-based compensation for the year ended December 31, 2023.

20. Related Party Disclosures

KCA

Gloria E. Gebbia, who is a director of Siebert, is the managing member of Kennedy Cabot Acquisition, LLC (“KCA”). As a result, KCA is an affiliate of the Company and is under common ownership with the Company. To gain efficiencies and economies of scale with billing and administrative functions, during 2023 KCA had an agreement with the Company to serve as a paymaster for the Company for payroll and related functions including serving as the sponsor for the Company’s 401(k) plan. KCA passed through any expense or revenue related to this function to the subsidiaries of the Company proportionally. This agreement has been terminated as of January 1, 2024. The Company incurred $0 and $15,000 of expenses related to these services for the three months ended June 30, 2024 and 2023, respectively. The Company incurred $0 and $30,000 of expenses related to these services for the six months ended June 30, 2024 and 2023, respectively.

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., Inc.” and “Siebert” within business activities, which expires in 2025. For the use of these names, KCA passed through to the Company its cost of $15,000 in both the three months ended June 30, 2024 and 2023. For both the six months ended June 30, 2024 and 2023, KCA passed through to the Company its cost of $30,000.

Other than the above arrangements, KCA has earned no profit for providing any services to the Company as KCA passed through any revenue or expenses to the Company’s subsidiaries for the three and six months ended June 30, 2024 and 2023.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $45,000 and $69,000 for the three months ended June 30, 2024 and 2023, respectively. Revenue for PW from related parties was $49,000 and $91,000 for the six months ended June 30, 2024 and 2023, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

The three sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $746,000 and $606,000 for the three months ended June 30, 2024 and 2023, respectively. The compensation for the sons of Gloria E. Gebbia and John J. Gebbia was in aggregate $1,539,000 and $1,130,000 for the six months ended June 30, 2024 and 2023, respectively. Part of their compensation includes payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company, to purchase 403,780 shares of common stock of the Company held by Gloria E. Gebbia at an exercise price of $2.15 per share. Refer to Note 5 - Kakaopay Transaction for more information.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended June 30, 2024 and 2023, rent expense was $15,000 for this branch office. For both the six months ended June 30, 2024 and 2023, rent expense was $30,000 for this branch office.

The Company has completed construction of its branch office in Omaha, Nebraska. Refer to Note 8 – Property, Office Facilities, and Equipment, net for further detail.

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

RISE

In September 2022, MSCO and RISE entered into a clearing arrangement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.1 million and $1.0 million in its brokerage account at MSCO as of June 30, 2024 and December 31, 2023, respectively. The resulting asset of RISE and liability of MSCO is eliminated in consolidation.

21. Subsequent Events

The Company has evaluated events that have occurred subsequent to June 30, 2024 and through August 14, 2024, the date of the filing of this Report.

On August 13, 2024, the Company entered into a Membership Interest Purchase Agreement by and among Siebert Financial Corp., Gebbia Entertainment, LLC, a Florida limited liability company (“Gebbia Entertainment”), the Members of Gebbia Entertainment, LLC and, solely for the purposes of Section 5.1 and Article 7 John J. Gebbia and Gloria E. Gebbia (the “Gebbia Entertainment Purchase Agreement”), pursuant to which the Company acquired all of the outstanding equity of Gebbia Entertainment from the John J. and Gloria E. Gebbia Family Trust (99%) and David Gebbia (1%) for a purchase price of $1,250,000. Section 5.1 of the Gebbia Entertainment Purchase Agreement imposes certain restrictions on the sellers ability to compete with the Company for a period of two years, and Article 7 provides for certain indemnification obligations of the sellers. David Gebbia is the son of John J. and Gloria E. Gebbia.

Based on the Company’s assessment, other than the events described above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of June 30, 2024.

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

Financial Overview

Earnings per share were $0.10 for the current quarter, compared to earnings per share of $0.07 for the prior-year quarter. For the current quarter, our net revenues were $20.9 million and operating income before taxes was $5.6 million, compared to net revenues of $17.6 million and operating income before taxes of $4.7 million in the prior-year quarter.

Financial highlights for the current quarter (compared to the prior-year quarter):

●	Retail customer net worth increased by 14% to $17.4 billion.

●	Total retail customer accounts increased by 24% to 157,116.

●	Commissions and fees increased by 40% to $2.6 million, driven primarily by higher customer trading volumes.

●	Total equity as of June 30, 2024 was $79.2 million.

Trends and Key Factors Affecting our Operations

Market Risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory, and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations. Through our broker-dealer subsidiaries, we trade debt obligations and equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. Our primary market risks relate to interest rates, and equity prices. Equity risk results from changes in prices of equity securities, affecting the value of the equity securities and other instruments that derive their value from a particular stock.

We may enter into underwriting commitments and, as a result, we may be subject to market risk on any unsold securities issued in the offerings to which we are committed. Risk exposure is controlled by limiting our participation, the transaction size, or through the syndication process.

Interest Rate Risk

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

Technology Initiatives

At the end of 2023, we reassessed our technology needs and strategic direction and hired new technology personnel, changed our primary software development vendor, and made investments in technology development.

Some of these technology investments include the development of a Siebert mobile retail trading application, online platform for our retail customer base and corporate services clients, as well as upgrades to our technological and operational infrastructure to support these platforms and future growth. We believe that this technology will be key in meeting the needs of our retail customers, correspondent clearing, corporate services as well as our expansion into new markets and demographics.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics

	As of
	June 30, 2024	December 31, 2023
Retail customer net worth (in billions)	$17.4	$15.9
Retail customer margin debit balances (in billions)	$0.4	$0.3
Retail customer credit balances (in billions)	$0.4	$0.5
Retail customer money market fund value (in billions)	$0.8	$0.7
Retail customer accounts	157,116	153,727

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represent client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represent the number of retail customers

Statements of Operations and Financial Condition

Statements of Operations for the Three Months Ended June 30, 2024 and 2023

Revenue

Commissions and fees for the three months ended June 30, 2024 were $2,603,000 and increased by $745,000 from the corresponding period in the prior year, primarily due to an increase in market volatility leading to increased trading volumes.

Interest, marketing and distribution fees for the three months ended June 30, 2024 were $7,835,000 and increased by $419,000 from the corresponding period in the prior year primarily due to an increase in interest income received on U.S. government securities and cash deposits.

Principal transactions and proprietary trading for the three months ended June 30, 2024 were $3,574,000 and increased by $920,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

The increase in realized and unrealized gain on primarily riskless principal transactions was primarily due to market volatility. The increase in unrealized gain on our portfolio of U.S. government securities was due to the following. We invested in 1-year treasury bills and 2-year treasury notes in order to enhance our yield on excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss on our U.S. government securities portfolio. In 2023, we began to record substantially all of the reversal of the unrealized loss resulting in an unrealized gain due to the securities coming closer to maturity. We continually invest in US government securities based on market yields and cash needs.

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Three Months Ended June 30, 2024
	2024	2023	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$3,480,000	$2,186,000	$1,294,000
Realized and unrealized gain on portfolio of U.S. government securities	94,000	468,000	(374,000)
Total Principal transactions and proprietary trading	$3,574,000	$2,654,000	$920,000

Market making for the three months ended June 30, 2024 was $437,000 and increased by $169,000 from the corresponding period in the prior year, primarily due to an increase in market volatility.

Stock borrow / stock loan for the three months ended June 30, 2024 was $4,696,000 and increased by $183,000 from the corresponding period in the prior year.

Advisory fees for the three months ended June 30, 2024 were $551,000 and increased by $80,000 from the corresponding period in the prior year, primarily due to growth in platform assets.

Other income for the three months ended June 30, 2024 was $1,167,000 and increased by $755,000 from the corresponding period in the prior year, primarily due to fees related to administrative services.

Operating Expenses

Employee compensation and benefits for the three months ended June 30, 2024 were $10,307,000 and increased by $2,227,000 from the corresponding period in the prior year, primarily due to an increase in commission payouts, executive compensation, as well as additional personnel related to technology initiatives.

Clearing fees, including execution costs for the three months ended June 30, 2024 were $238,000 and decreased by $91,000 from the corresponding period in the prior year, primarily due to a reduction in volume.

Technology and communications expenses for the three months ended June 30, 2024 were $880,000 and increased by $87,000 from the corresponding period in the prior year, primarily due to an increase in costs related to a technology partner.

Other general and administrative expenses for the three months ended June 30, 2024 were $1,070,000 and decreased by $49,000 from the corresponding period in the prior year, primarily due to a decrease in office expenses.

Data processing expenses for the three months ended June 30, 2024 were $732,000 and decreased by $9,000 from the corresponding period in the prior year.

Rent and occupancy expenses for the three months ended June 30, 2024 were $378,000 and decreased by $113,000 from the corresponding period in the prior year, primarily due to a discontinued rent expense in the second quarter of 2023 related to the Miami office.

Professional fees for the three months ended June 30, 2024 were $1,240,000 and increased by $233,000 from the corresponding period in the prior year primarily due to a decrease in legal and other consulting fees offset by an increase in accounting services.

Depreciation and amortization expenses for the three months ended June 30, 2024 were $336,000 and increased by $75,000 from the corresponding period in the prior year, primarily due to an increase in depreciation related to technology and software.

Interest expense for the three months ended June 30, 2024 was $60,000 and decreased by $34,000 from the corresponding period in the prior year, primarily due to the repayment of a loan with East West Bank in the second quarter of 2023.

Advertising and promotion expense for the three months ended June 30, 2024 was $43,000 and increased by $25,000 from the corresponding period in the prior year, primarily due to a reversal related to advertising expenses in 2023 as well as an increase in marketing initiatives in 2024.

Non-Operating Income (Loss)

The earnings of equity method investment in related party for the three months ended June 30, 2024 was $0 and decreased by $73,000 from the corresponding period in the prior year, primarily due to the exit of our investment in Tigress in the third quarter of 2023.

The impairment of investments for the three months ended June 30, 2024 was $0 and decreased by $1,035,000 from the corresponding period in the prior year, primarily due to the impairment of our investment in a technology provider of a trading platform (“Trading Technology Provider”) and the impairment of our investment in Tigress occurring in 2023.

Provision For (Benefit From) Income Taxes

The provision from income taxes for the three months ended June 30, 2024 was $1,532,000 and increased by $563,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to an increase in pre-tax earnings in the second quarter of 2024. Refer to Note 15 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interest in our financial statements. The net income attributable to noncontrolling interests for the three months ended June 30, 2024 was $7,000, and decreased by $18,000 from the corresponding period in the prior year, due to less activity in RISE in 2024.

Statements of Operations for the Six Months Ended June 30, 2024 and 2023

Revenue

Commissions and fees for the six months ended June 30, 2024 were $4,903,000 and increased by $1,198,000 from the corresponding period in the prior year, primarily due to an increase in market volatility leading to increased trading volumes.

Interest, marketing and distribution fees for the six months ended June 30, 2024 were $16,598,000 and increased by $2,209,000 from the corresponding period in the prior year primarily due to an increase in interest income received on U.S. government securities and cash deposits.

Principal transactions and proprietary trading for the six months ended June 30, 2024 were $7,080,000 and increased by $1,626,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

The increase in realized and unrealized gain on primarily riskless principal transactions was primarily due to market volatility. The increase in unrealized gain on our portfolio of U.S. government securities was due to the following. We invested in 1-year treasury bills and 2-year treasury notes in order to enhance our yield on excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss on our U.S. government securities portfolio. In 2023, we began to record substantially all of the reversal of the unrealized loss resulting in an unrealized gain due to the securities coming closer to maturity. We continually invest in US government securities based on market yields and cash needs.

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Six Months Ended June 30, 2024
	2024	2023	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$6,923,000	$3,985,000	$2,938,000
Realized and unrealized gain on portfolio of U.S. government securities	157,000	1,469,000	(1,312,000)
Total Principal transactions and proprietary trading	$7,080,000	$5,454,000	$1,626,000

Market making for the six months ended June 30, 2024 was $1,109,000 and increased by $496,000 from the corresponding period in the prior year, primarily due to an increase in market volatility.

Stock borrow / stock loan for the six months ended June 30, 2024 was $8,794,000 and increased by $839,000 from the corresponding period in the prior year.

Advisory fees for the six months ended June 30, 2024 were $1,041,000 and increased by $126,000 from the corresponding period in the prior year, primarily due to growth in platform assets.

Other income for the six months ended June 30, 2024 was $1,794,000 and increased by $1,063,000 from the corresponding period in the prior year, primarily due to fees related to administrative services.

Operating Expenses

Employee compensation and benefits for the six months ended June 30, 2024 were $20,683,000 and increased by $5,636,000 from the corresponding period in the prior year, primarily due to an increase in commission payouts, executive compensation, as well as additional personnel related to technology initiatives.

Clearing fees, including execution costs for the six months ended June 30, 2024 were $666,000 and decreased by $18,000 from the corresponding period in the prior year.

Technology and communications expenses for the six months ended June 30, 2024 were $1,756,000 and increased by $174,000 from the corresponding period in the prior year, primarily due to an increase in costs related to a technology partner.

Other general and administrative expenses for the six months ended June 30, 2024 were $2,099,000 and decreased by $113,000 from the corresponding period in the prior year, primarily due to a decrease in office expenses.

Data processing expenses for the six months ended June 30, 2024 were $1,483,000 and decreased by $109,000 from the corresponding period in the prior year, primarily due to a decrease in service bureau fees.

Rent and occupancy expenses for the six months ended June 30, 2024 were $875,000 and decreased by $94,000 from the corresponding period in the prior year, primarily due to a discontinued rent expense in the second quarter of 2023 related to the Miami office.

Professional fees for the six months ended June 30, 2024 were $2,277,000 and increased by $196,000 from the corresponding period in the prior year primarily due to a decrease in legal fees offset by an increase in accounting and other consulting services.

Depreciation and amortization expenses for the six months ended June 30, 2024 were $591,000 and increased by $140,000 from the corresponding period in the prior year, primarily due to an increase in depreciation related to technology and software.

Interest expense for the six months ended June 30, 2024 was $111,000 and decreased by $71,000 from the corresponding period in the prior year, primarily due to the repayment of a loan with East West Bank in the second quarter of 2023.

Advertising and promotion expense for the six months ended June 30, 2024 was $97,000 and increased by $107,000 from the corresponding period in the prior year, primarily due to a reversal related to advertising expenses in 2023 as well as an increase in marketing initiatives in 2024.

Non-Operating Income (Loss)

The earnings of equity method investment in related party for the six months ended June 30, 2024 was $0 and decreased by $111,000 from the corresponding period in the prior year, primarily due to the exit of our investment in Tigress in the third quarter of 2023.

The impairment of investment for the three months ended June 30, 2024 was $0 and decreased by $1,035,000 from the corresponding period in the prior year, primarily due to the impairment of our investment in a Trading Technology Provider and the impairment of our investment in Tigress occurring in 2023.

Provision For (Benefit From) Income Taxes

The provision from income taxes for the six months ended June 30, 2024 was $2,947,000 and increased by $842,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to increased pre-tax earnings in the six months ending June 30, 2024. Refer to Note 15 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interest in our financial statements. The net income attributable to noncontrolling interests for the six months ended June 30, 2024 was $6,000, and decreased by $38,000 from the corresponding period in the prior year, due to less activity in RISE in 2024.

Statements of Financial Condition As of June 30, 2024 and December 31, 2023

Assets

Assets as of June 30, 2024 were $609,110,000 and decreased by $192,690,000 from December 31, 2023, primarily due to a decrease in cash and securities segregated for regulatory purposes and securities borrowed.

Liabilities

Liabilities as of June 30, 2024 were $592,932,000 and decreased by $201,159,000 from December 31, 2023, primarily due to a decrease in payables to customers and securities loaned.

Liquidity and Capital Resources

Overview

As of June 30, 2024, a significant portion of our assets were liquid in nature, providing us with flexibility in financing our business. A significant portion of our assets not held by customers or used for stock borrow / stock loan consisted primarily of cash and cash equivalents, securities owned, at fair value, which are marked-to-market daily, and receivables from and deposits with broker-dealers and clearing organizations.

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

Cash and Cash Equivalents

Our cash and cash equivalents were $5.2 million and $5.7 million as of June 30, 2024 and December 31, 2023, respectively.

Debt Agreements

We have $4.3 million outstanding on our mortgage with East West Bank and an unutilized line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris as of June 30, 2024. As of June 30, 2024, we were in compliance with all covenants related to our mortgage agreement.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of June 30, 2024.

	Payments Due By Period
	2024	2025	2026	2027	2028	Thereafter	Total
Operating lease commitments	$402,000	$861,000	$694,000	$520,000	$443,000	$—	$2,920,000
Kakaopay fee (1)	1,000,000	2,000,000	1,000,000	—	—	—	4,000,000
Mortgage with East West Bank (2)	43,000	88,000	91,000	95,000	98,000	3,855,000	4,270,000
Technology vendors (3)	1,409,000	144,000	—	—	—	—	1,553,000
Total	$2,854,000	$3,093,000	$1,785,000	$615,000	$541,000	$3,836,000	$12,743,000

(1)	Pursuant to the Settlement Agreement with Kakaopay, we will pay Kakaopay a fee of $5 million payable in ten quarterly installments beginning in the first quarter of 2024. Refer to Note 5 – Kakaopay Transaction in our 2023 Form 10-K for further detail.

(2)	On December 30, 2021, we purchased the Miami office building and financed part of the purchase price with a mortgage with East West Bank.

(3)	We have entered into agreements with technology vendors for certain development projects related to our Retail Platform. As of June 30, 2024, we have incurred approximately $1.8 million out of the $3.4 million total budget for these vendors.

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

MSCO can transfer funds to Siebert as long as MSCO maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the three and six months ended June 30, 2024 and 2023, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 16 – Capital Requirements for more detail about our capital requirements.

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

For the six months ended June 30, 2024, cash used in operating activities increased by $7.8 million compared to the prior year period, which was primarily driven by the net change in securities borrowed and securities loaned, receivables from and deposits with broker-dealers and clearing organizations, and securities owned, at fair value.

For the six months ended June 30, 2024, cash used in investing activities increased by $1.7 million compared to the prior year period, which was primarily driven by the build out of the New York office as well as the development of the new Retail Platform in 2024, partially offset by the build out of the Miami office building occurring in 2023.

For the six months ended June 30, 2024, cash flows provided by financing activities decreased by $13.1 million compared to 2023, which was primarily driven by the issuance of shares related to the transaction with Kakaopay in 2023.

Long Term Contracts

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS will pay us four annual credits of $100,000 over the term of the agreement. The amendment also provides for an early termination fee; however, as of June 30, 2024, we do not expect to terminate the contract with NFS before the end of the contract term. Refer to Note 13 – Deferred Contract Incentive and Note 18 – Commitments, Contingencies and Other for additional detail.

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

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three and six months ended June 30, 2024 and 2023. Refer to Note 17 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

As of both June 30, 2024 and December 31, 2023, the Company recorded an uncertain tax position of $1,405,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

Critical Accounting Policies and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. As of June 30, 2024, there have been no changes to our critical accounting policies or estimates.

New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us for annual periods beginning after December 15, 2024, though early adoption is permitted. We are still evaluating the presentational effect that ASU 2023-09 will have on our consolidated financial statements, but we expect considerable changes to our income tax footnote.

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

See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Key Factors Affecting our Operations” of this Form 10Q for our quantitative and qualitative disclosures about market risk.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, investors should carefully consider the risk factors discussed in Part I, Item 1A - Risk Factors in our 2023 Form 10-K and under Part II, Item 1A. of our Form 10-Qs. Each of such risk factors could materially affect our business, financial position, and results of operations. As of the date of this Report, there have been no material changes from the risk factors disclosed in our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2024, the Company granted 150,000 shares of restricted common stock, subject to vesting over the vesting period, as compensation to consultants of the Company. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). Refer to Note 19 – Employee Benefit Plans for more detail.

On May 1, 2024, the Company granted 50,000 shares of restricted common stock that were fully vested upon grant date as compensation to a consultant of the Company. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act. Refer to Note 19 – Employee Benefit Plans for more detail.

On May 28, 2024, the Company granted 70,000 shares of restricted common stock that were fully vested upon grant date as compensation to a consultant of the Company. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act. Refer to Note 19 – Employee Benefit Plans for more detail.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three and six months ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Dated: August 14, 2024