Form 10-Q
period 2024-09-30
SIEBERT FINANCIAL CORP
filed 2024-11-12
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2024, there were 41,120,936 issued and 40,120,936 shares outstanding of the registrant’s common stock.

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

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$4,435,000	$5,735,000
Cash and securities segregated for regulatory purposes; (Cash of $129.6 million, securities with a fair value of $87.8 million as of September 30, 2024; Cash of $158.8 million, securities with a fair value of $115.5 million as of December 31, 2023)	217,429,000	274,317,000
Receivables from customers	78,206,000	72,823,000
Receivables from broker-dealers and clearing organizations	4,051,000	3,863,000
Receivables from non-customers	471,000	241,000
Other receivables	4,062,000	2,424,000
Prepaid expenses and other assets	1,748,000	1,700,000
Securities borrowed	222,584,000	394,709,000
Securities owned, at fair value	16,938,000	18,038,000
Total Current assets	549,924,000	773,850,000

Deposits with broker-dealers and clearing organizations	6,047,000	7,885,000
Property, office facilities, and equipment, net	10,130,000	9,404,000
Software, net	4,241,000	1,432,000
Other intangible assets, net	778,000	—
Lease right-of-use assets	2,175,000	2,736,000
Deferred tax assets	3,542,000	4,504,000
Goodwill	2,319,000	1,989,000
Total Assets	$579,156,000	$801,800,000

LIABILITIES AND EQUITY
Liabilities
Current liabilities
Payables to customers	$238,754,000	$289,777,000
Payables to non-customers	3,630,000	713,000
Drafts payable	2,133,000	1,726,000
Payables to broker-dealers and clearing organizations	1,111,000	481,000
Accounts payable and accrued liabilities	5,157,000	3,639,000
Taxes payable	2,179,000	2,313,000
Securities loaned	232,524,000	419,433,000
Securities sold, not yet purchased, at fair value	6,000	2,000
Current portion of lease liabilities	751,000	759,000
Current portion of long-term debt	87,000	84,000
Current portion of deferred contract incentive	625,000	808,000
Current portion of contract termination liability	1,782,000	1,898,000
Total Current liabilities	488,739,000	721,633,000

Lease liabilities, less current portion	1,690,000	2,227,000
Long-term debt, less current portion	4,162,000	4,229,000
Deferred contract incentive, less current portion	—	438,000
Contract termination liability, less current portion	1,242,000	2,564,000
Total Liabilities	495,833,000	731,091,000

Commitments and Contingencies (see Note 19)
Equity
Stockholders’ equity
Common stock, $.01 par value; 100,000,000 shares authorized; 41,120,936 shares issued and 40,120,936 shares outstanding as of September 30, 2024, respectively. 40,580,936 shares issued and 39,580,936 shares outstanding as of December 31, 2023, respectively.	412,000	406,000
Treasury stock, at cost; 1,000,000 shares held as of both September 30, 2024 and December 31, 2023	(2,510,000)	(2,510,000)
Additional paid-in capital	46,056,000	45,016,000
Retained earnings	38,362,000	26,808,000
Total Stockholders’ equity	82,320,000	69,720,000
Noncontrolling interests	1,003,000	989,000
Total Equity	83,323,000	70,709,000
Total Liabilities and Equity	$579,156,000	$801,800,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Commissions and fees	$2,270,000	$1,903,000	$7,173,000	$5,607,000
Interest, marketing and distribution fees	8,350,000	7,194,000	24,948,000	21,583,000
Principal transactions and proprietary trading	4,197,000	3,753,000	11,277,000	9,207,000
Market making	597,000	223,000	1,706,000	836,000
Stock borrow / stock loan	5,784,000	4,008,000	14,578,000	11,963,000
Advisory fees	629,000	506,000	1,670,000	1,421,000
Other income	733,000	463,000	2,527,000	1,195,000
Total Revenue	22,560,000	18,050,000	63,879,000	51,812,000

Expenses
Employee compensation and benefits	11,886,000	8,723,000	32,569,000	23,770,000
Clearing fees, including execution costs	345,000	581,000	1,011,000	1,265,000
Technology and communications	1,147,000	827,000	2,903,000	2,409,000
Other general and administrative	1,070,000	1,108,000	3,169,000	3,320,000
Data processing	894,000	725,000	2,377,000	2,317,000
Rent and occupancy	365,000	467,000	1,240,000	1,436,000
Professional fees	1,464,000	979,000	3,741,000	3,060,000
Depreciation and amortization	350,000	265,000	941,000	716,000
Interest expense	72,000	40,000	183,000	222,000
Advertising and promotion	128,000	62,000	225,000	52,000
Total Expenses	17,721,000	13,777,000	48,359,000	38,567,000

Operating income	4,839,000	4,273,000	15,520,000	13,245,000

Impairment of investments	—	—	—	(1,035,000)
Earnings of equity method investment in related party	—	—	—	111,000
Non-operating loss	—	—	—	(924,000)

Income before provision for income taxes	4,839,000	4,273,000	15,520,000	12,321,000
Provision for income taxes	1,005,000	1,516,000	3,952,000	3,621,000
Net income	3,834,000	2,757,000	11,568,000	8,700,000
Less net income (loss) attributable to noncontrolling interests	8,000	(4,000)	14,000	40,000
Net income available to common stockholders	$3,826,000	$2,761,000	$11,554,000	$8,660,000

Net income available to common stockholders per share of common stock
Basic and diluted	$0.10	$0.07	$0.29	$0.24

Weighted average shares outstanding
Basic and diluted	40,022,458	39,678,762	39,894,622	36,224,313

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2023	32,505,329	$325,000	—	$—	$29,642,000	$18,982,000	$48,949,000	$971,000	$49,920,000
Net income	—	—	—	—	—	3,196,000	3,196,000	19,000	3,215,000
Balance – March 31, 2023	32,505,329	$325,000	—	$—	$29,642,000	$22,178,000	$52,145,000	$990,000	$53,135,000
Kakaopay transaction, net of issuance cost	8,075,607	81,000	—	—	15,374,000	—	15,455,000	—	15,455,000
Net income	—	—	—	—	—	2,703,000	2,703,000	25,000	2,728,000
Balance – June 30, 2023	40,580,936	$406,000	—	$—	$45,016,000	$24,881,000	$70,303,000	$1,015,000	$71,318,000
Reacquisition of shares outstanding	—	—	1,000,000	(2,510,000)	—	—	(2,510,000)	—	(2,510,000)
Net income (loss)	—	—	—	—	—	2,761,000	2,761,000	(4,000)	2,757,000
Balance – September 30, 2023	40,580,936	$406,000	1,000,000	$(2,510,000)	$45,016,000	$27,642,000	$70,554,000	$1,011,000	$71,565,000

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2024	40,580,936	$406,000	1,000,000	$(2,510,000)	$45,016,000	$26,808,000	$69,720,000	$989,000	$70,709,000
Transaction with J2 Financial	200,000	2,000	—	—	348,000	—	350,000	—	350,000
Share-based compensation	50,000	1,000	—	—	84,000	—	85,000	—	85,000
Net income (loss)	—	—	—	—	—	3,688,000	3,688,000	(1,000)	3,687,000
Balance – March 31, 2024	40,830,936	$409,000	1,000,000	$(2,510,000)	$45,448,000	$30,496,000	$73,843,000	$988,000	$74,831,000
Share-based compensation	120,000	1,000	—	—	299,000	—	300,000	—	300,000
Net income	—	—	—	—	—	4,040,000	4,040,000	7,000	4,047,000
Balance – June 30, 2024	40,950,936	$410,000	1,000,000	$(2,510,000)	$45,747,000	$34,536,000	$78,183,000	$995,000	$79,178,000
Share-based compensation	170,000	2,000	—	—	309,000	—	311,000	—	311,000
Net income	—	—	—	—	—	3,826,000	3,826,000	8,000	3,834,000
Balance – September 30 2024	41,120,936	$412,000	1,000,000	$(2,510,000)	$46,056,000	$38,362,000	$82,320,000	$1,003,000	$83,323,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$11,568,000	$8,700,000
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense	962,000	893,000
Depreciation and amortization	941,000	716,000
Earnings of equity method investment in related party	—	(111,000)
Share-based compensation	460,000	—
Impairment of investments	—	1,035,000
Interest related to contract termination liability payment	62,000	—

Changes in
Receivables from customers	(5,383,000)	(19,704,000)
Receivables from non-customers	(230,000)	70,000
Receivables from and deposits with broker-dealers and clearing organizations	1,650,000	561,000
Securities borrowed	172,125,000	(68,015,000)
Securities owned, at fair value	1,100,000	(15,483,000)
Prepaid expenses and other assets	(1,670,000)	(190,000)
Payables to customers	(51,023,000)	(51,170,000)
Payables to non-customers	2,917,000	(10,515,000)
Drafts payable	407,000	(1,368,000)
Payables to broker-dealers and clearing organizations	630,000	2,786,000
Accounts payable and accrued liabilities	1,518,000	1,594,000
Securities loaned	(186,909,000)	81,215,000
Securities sold, not yet purchased, at fair value	4,000	(1,000)
Net lease liabilities	16,000	(4,000)
Taxes payable	(134,000)	1,444,000
Deferred contract incentive	(621,000)	(638,000)
Trading platform implementation	—	(776,000)
Contract termination liability payment	(1,500,000)	—
Net cash used in operating activities	(53,110,000)	(68,961,000)

Cash Flows From Investing Activities
Purchase of office facilities and equipment	(68,000)	(191,000)
Purchase of software	(2,548,000)	(246,000)
Additions to property, office facilities, and equipment	(1,240,000)	(1,190,000)
Transaction with J2 Financial	(35,000)	—
Cash paid in a business acquisition, net of cash and cash equivalents acquired	(1,123,000)	—
Net cash used in investing activities	(5,014,000)	(1,627,000)

Cash Flows From Financing Activities
Kakaopay issuance cost	—	(1,589,000)
Proceeds received from shares issued for Kakaopay transaction	—	17,363,000
Repayments of long-term debt	(64,000)	(2,714,000)
Net cash (used in) / provided by financing activities	(64,000)	13,060,000

Net change in cash and cash equivalents, and cash and securities segregated for regulatory purposes	(58,188,000)	(57,528,000)
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - beginning of period	280,052,000	299,838,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$221,864,000	$242,310,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of period	$4,435,000	$4,932,000
Cash and securities segregated for regulatory purposes - end of period	217,429,000	237,378,000
Cash and cash equivalents, and cash and securities segregated for regulatory purposes - end of period	$221,864,000	$242,310,000

Supplemental cash flow information
Cash paid during the period for income taxes	$3,125,000	$1,284,000
Cash paid during the period for interest	$121,000	$222,000

Non-cash investing and financing activities
Kakaopay issuance cost (1)	$—	$318,000
Transaction with J2 Financial (2)	$350,000	$—
Share-based compensation (3)	$236,000	$—
Treasury stock (4)	$—	$(2,500,000)

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

(1)	Refer to Note 6 – Kakaopay Transaction for further detail.
(2)	Refer to Note 10 – Software, net for further detail.
(3)	Refer to Note 20 – Employee Benefit Plans for further detail.
(4)	Refer to Note 4 – Transaction with Tigress for further detail.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Organization

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned and majority-owned subsidiaries:

●	Muriel Siebert & Co., LLC (“MSCO”) provides retail brokerage services. MSCO is a Delaware corporation and broker-dealer registered with the Securities and Exchange Commission (“SEC”) under the Exchange Act and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), and the National Futures Association (“NFA”).

●	Siebert AdvisorNXT, LLC (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940.

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC (“RISE”) is a Delaware limited liability company and a broker-dealer registered with the SEC and NFA.

●	Gebbia Entertainment, LLC (“GE”) is a Florida limited liability company and provides media entertainment services.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

For purposes of this Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, GE, and STXD collectively, unless the context otherwise requires.

On August 12, 2024, the Company entered into a Membership Interest Purchase Agreement with GE, whereby the Company purchased 100% of GE from related parties. Refer to Note 3 – Business Combinations for more detail.

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

The Company primarily operates in the securities brokerage and asset management industry and has no other reportable segments. All of the Company’s revenues for the three and nine months ended September 30, 2024 and 2023 were derived from its operations in the U.S.

The Company has evaluated the impact of its recent acquisition of GE on its consolidated financial statements and has determined that the acquisition is immaterial. As of September 30, 2024, the Company operates as a single reportable segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective. Management will continue to monitor the financial significance of the GE acquisition and may report additional segments in accordance with ASC 280 – Segment Reporting.

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

Reclassification

Certain amounts for the three and nine months ended September 30, 2023 and certain cash flows within the Investing Activities section have been reclassified to conform to the presentation of the current period. The reclassification has not materially impacted the Company’s financial statements, and did not result in a change in total revenue, net income or cash flows from operations or investing activities for the periods presented.

Principles of Consolidation

The financial statements include the accounts of Siebert and its wholly-owned and majority-owned consolidated subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated. The Company’s ownership in RISE was 68% as of both September 30, 2024 and December 31, 2023. Refer to Note 5 – RISE for more information.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2023 Form 10-K and any updates as of September 30, 2024 are listed below.

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

Intangible Assets, Net

Certain identifiable intangible assets the Company acquires are amortized over their estimated useful lives on a straight-line basis. Amortization expense associated with such intangible assets is included in the “Depreciation and amortization” line item on the statements of income.

The Company evaluates intangible assets for impairment on an annual basis or when events or changes indicate the carrying value may not be recoverable. The Company also evaluates the remaining useful lives of intangible assets on an annual basis or when events or changes warrants the remaining period of amortization to be revised.

2. New Accounting Standards

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on its disclosures.

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

Accounting Standards Adopted in Fiscal 2024

The Company did not adopt any new accounting standards during the three and nine months ended September 30, 2024. In addition, the Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of September 30, 2024.

3. Business Combinations

Overview of Acquisition

On August 12, 2024, the Company entered into a Membership Interest Purchase Agreement by and among the Company, GE and members of the Gebbia family, the (“Gebbia Entertainment Purchase Agreement”), pursuant to which the Company acquired all of the outstanding equity of GE for a purchase price of $1,250,000.

Accounting for Acquisition

The acquisition will be accounted for under the acquisition method of accounting for business combinations pursuant to ASC 805 – Business Combinations which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the proposed acquisition date. ASC 802 – Fair Value Measurements, which establishes a framework for measuring fair values, defines fair value as “the price that would be received to sell an asse or paid to transfer a liability in an orderly transaction between market participants at the measurement date”.

Allocation of Purchase Price

The Company was required to allocate the GE purchase price to tangible and identifiable intangible assets acquired based on their fair values as of August 12, 2024. The excess of the purchase price over those fair values is recorded as goodwill. The Company acquired intangible assets consisting of GE artist contracts, the fair value of which were $778,000 as of the acquisition date.

The fair value of identifiable intangible assets and goodwill was determined primarily through a Discounted Cash Flow (“DCF”) analysis, which falls under the income approach. The valuation included the projection of future cash flows from the intangible asset, discounted at a rate that reflected the company’s weighted average cost of capital and accounting for a company-specific risk premium. Additionally, a perpetuity growth rate was applied beyond the forecast period. Goodwill was calculated as the excess of the acquisition price over the fair value of separable assets, capturing anticipated synergies from the business combination.

The following table summarizes the Company’s allocation of the purchase price as of the date of acquisition:

Estimated Fair Value
Cash and cash equivalents	$127,000
Accounts receivable	5,000
Security deposits	10,000
Other Intangible assets, net	778,000
Total Assets acquired	920,000

Goodwill	330,000
Purchase price	$1,250,000

Since the date of acquisition, there has been no material impact on the Company’s financial statements for both the three and nine months ended September 30, 2024.

4. Transaction with Tigress

The Company entered into agreements and subsequent terminations with Tigress Holdings, LLC (“Tigress”). Refer to Note 3 – Transactions with Tigress and Hedge Connection in the Company’s 2023 Form 10-K for more detail. Information related to transactions with Tigress that impacted the periods presented is detailed below.

During the three months ended September 30, 2024 and 2023, no earnings were recognized from the Company’s investment in Tigress. During the nine months ended September 30, 2024 and 2023, the earnings recognized from the Company’s investment in Tigress were $0 and $111,000, respectively. As of both September 30, 2024 and December 31, 2023, the Company had no interest in Tigress.

5. RISE

As of both September 30, 2024 and December 31, 2023, the Company’s ownership in RISE was 68% and Siebert consolidated RISE under the voting interest model (“VOE model”). As of both September 30, 2024 and December 31, 2023, RISE reported assets of $1.3 million and liabilities of $0. There are no restrictions on RISE’s assets.

6. Kakaopay Transaction

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

7. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of September 30, 2024	As of December 31, 2023
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$7,397,000	$9,332,000
Goldman Sachs & Co. LLC (“GSCO”)	46,000	38,000
National Financial Services, LLC (“NFS”)	2,312,000	2,212,000
Securities fail-to-deliver	273,000	119,000
Globalshares	70,000	47,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$10,098,000	$11,748,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$262,000	$399,000
Payables to broker-dealers	849,000	82,000
Total Payables to broker-dealers and clearing organizations	$1,111,000	$481,000

(1)	Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of September 30, 2024 and December 31, 2023, MSCO had shares of DTCC common stock valued at approximately $1,145,000 and $1,236,000, respectively, which is included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had cash of approximately $1.2 million and $1.0 million in its brokerage account at MSCO as of September 30, 2024 and December 31, 2023, respectively. The resulting asset of RISE and liability of MSCO is eliminated in consolidation.

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

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$87,814,000	$—	$—	$87,814,000

Securities owned, at fair value
U.S. government securities	$15,231,000	$—	$—	$15,231,000
Certificates of deposit	—	113,000	—	113,000
Municipal securities	—	321,000	—	321,000
Corporate bonds	—	14,000	—	14,000
Collateralized mortgage obligations	—	1,000	—	1,000
Options	28,000	—	—	28,000
Equity securities	494,000	736,000	—	1,230,000
Total Securities owned, at fair value	$15,753,000	$1,185,000	$—	$16,938,000

Liabilities
Securities sold, not yet purchased, at fair value
Options	$—	$6,000	$—	$6,000
Total Securities sold, not yet purchased, at fair value	$—	$6,000	$—	$6,000

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$115,515,000	$—	$—	$115,515,000

Securities owned, at fair value
U.S. government securities	$17,636,000	$—	$—	$17,636,000
Certificates of deposit	—	114,000	—	114,000
Corporate bonds	—	3,000	—	3,000
Options	2,000	—	—	2,000
Equity securities	146,000	137,000	—	283,000
Total Securities owned, at fair value	$17,784,000	$254,000	$—	$18,038,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$2,000	$—	$—	$2,000
Total Securities sold, not yet purchased, at fair value	$2,000	$—	$—	$2,000

The Company had U.S. government securities, certificates of deposit, municipal securities, and corporate bonds with the market values and maturity dates for the periods indicated below:

As of September 30, 2024
Maturing in 2024	$2,988,000
Maturing in 2025	91,804,000
Maturing in 2026	8,097,000
Maturing after 2026	446,000
Accrued interest	158,000
Total Market value	$103,493,000

As of December 31, 2023
Maturing in 2023	$30,000,000
Maturing in 2024	98,931,000
Maturing in 2025	3,965,000
Maturing after 2025	115,000
Accrued interest	257,000
Total Market value	$133,268,000

Financial Assets and Liabilities Not Carried at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value due to their short-term nature. The tables below represents financial instruments in which the ending balances as of September 30, 2024 and December 31, 2023 are not carried at fair value in the statements of financial condition:

	As of September 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$4,435,000	$4,435,000	$4,435,000	$—	$—
Cash – segregated for regulatory purposes	129,615,000	129,615,000	129,615,000	—	—
Securities borrowed	222,584,000	222,584,000	—	222,584,000	—
Receivables from customers	78,206,000	78,206,000	—	78,206,000	—
Receivables from non-customers	471,000	471,000	—	471,000	—
Receivables from broker-dealers and clearing organizations	4,051,000	4,051,000	—	4,051,000	—
Other receivables	4,062,000	4,062,000	—	4,062,000	—
Deposits with broker-dealers and clearing organizations	6,047,000	6,047,000	—	6,047,000	—
Total financial assets, not measured at fair value	$449,471,000	$449,471,000	$134,050,000	$315,421,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$232,524,000	$232,524,000	$—	$232,524,000	$—
Payables to customers	238,754,000	238,754,000	—	238,754,000	—
Payables to non-customers	3,630,000	3,630,000	—	3,630,000	—
Drafts payable	2,133,000	2,133,000	—	2,133,000	—
Payables to broker-dealers and clearing organizations	1,111,000	1,111,000	—	1,111,000	—
Deferred contract incentive	625,000	625,000	—	625,000	—
Long-term debt	4,249,000	4,249,000	—	4,249,000	—
Contract termination liability	3,024,000	3,024,000	—	3,024,000	—
Total financial liabilities, not measured at fair value	$486,050,000	$486,050,000	$—	$486,050,000	$—

	As of December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$5,735,000	$5,735,000	$5,735,000	$—	$—
Cash – segregated for regulatory purposes	158,802,000	158,802,000	158,802,000	—	—
Securities borrowed	394,709,000	394,709,000	—	394,709,000	—
Receivables from customers	72,823,000	72,823,000	—	72,823,000	—
Receivables from non-customers	241,000	241,000	—	241,000	—
Receivables from broker-dealers and clearing organizations	3,863,000	3,863,000	—	3,863,000	—
Other receivables	2,424,000	2,424,000	—	2,424,000	—
Deposits with broker-dealers and clearing organizations	7,885,000	7,885,000	—	7,885,000	—
Total financial assets, not measured at fair value	$646,482,000	$646,482,000	$164,537,000	$481,945,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$419,433,000	$419,433,000	$—	$419,433,000	$—
Payables to customers	289,777,000	289,777,000	—	289,777,000	—
Payables to non-customers	713,000	713,000	—	713,000	—
Drafts payable	1,726,000	1,726,000	—	1,726,000	—
Payables to broker-dealers and clearing organizations	481,000	481,000	—	481,000	—
Deferred contract incentive	1,246,000	1,246,000	—	1,246,000	—
Long-term debt	4,313,000	4,313,000	—	4,313,000	—
Contract termination liability	4,462,000	4,462,000	—	4,462,000	—
Total financial liabilities, not measured at fair value	$722,151,000	$722,151,000	$—	$722,151,000	$—

9. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of September 30, 2024	As of December 31, 2023
Property	$6,815,000	$6,815,000
Office facilities	3,963,000	2,475,000
Equipment	800,000	726,000
Total Property, office facilities, and equipment	11,578,000	10,016,000
Less accumulated depreciation	(1,448,000)	(612,000)
Total Property, office facilities, and equipment, net	$10,130,000	$9,404,000

Total depreciation expense for property, office facilities, and equipment was $222,000 and $168,000 for the three months ended September 30, 2024 and 2023, respectively. Total depreciation expense for property, office facilities, and equipment was $582,000 and $403,000 for the nine months ended September 30, 2024 and 2023, respectively.

On July 7, 2023, the Company entered into a new lease agreement for office space in the World Financial Center in New York City. Depreciation expense commenced in March 2024, when the New York office space was placed into service. The Company invested $9,000 and $818,000 in the three and nine months ended September 30, 2024 to build out the New York office space. For both the three and nine months ended September 30, 2023, the Company invested $50,000 to build out the New York office space.

In the second quarter of 2024, the Company completed the construction of its office in Omaha, Nebraska, investing $37,000 and $211,000 during the three and nine months ended September 30, 2024, respectively.

Miami Office Building

On December 30, 2021, the Company purchased an office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space and serves as the headquarters of the Company.

Depreciation expense commenced in April 2023 when the Miami office building was completed and placed in service. The Company invested $113,000 and $299,000 in the three months ended September 30, 2024 and 2023, respectively, to build out the Miami office building. The Company invested $211,000 and $1,140,000 in the nine months ended September 30, 2024 and 2023, respectively, to build out the Miami office building.

10. Software, Net

Software consisted of the following as of the periods indicated:

	As of September 30, 2024	As of December 31, 2023
Software	$1,677,000	$1,081,000
Retail Platform	3,469,000	635,000
Total Software	5,146,000	1,716,000
Less accumulated amortization – Software	(905,000)	(284,000)
Less accumulated amortization – Retail Platform	—	—
Total Software, net	$4,241,000	$1,432,000

The Company contracted with a technology vendor in the fourth quarter of 2023 to develop a new retail platform for the Company’s customers and integrate this platform into the Company’s operations (“Retail Platform”). The total software development expense related to this project was $3,469,000 as of September 30, 2024, all of which was capitalized. Amortization for the Retail Platform will commence once it is placed in service, which is expected to be in the second quarter of 2025.

Total amortization of software was $128,000 and $98,000 for the three months ended September 30, 2024 and 2023, respectively. Total amortization of software was $359,000 and $312,000 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company estimates the following future amortization of software assets:

Year	Amount
2024	$114,000
2025	929,000
2026	920,000
2027	731,000
2028 and after	1,546,000
Total	$4,240,000

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

11. Leases

As of September 30, 2024, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2024 through 2028. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the statements of financial condition and the below tables display further detail on the Company’s leases.

On July 7, 2023, the Company entered into a new lease agreement expiring in December 2028 for office space in the World Financial Center in New York City. This office replaced the New Jersey office as one of the Company’s key operating centers and the total commitment of the lease is approximately $2.1 million.

Lease Term and Discount Rate	As of September 30, 2024	As of December 31, 2023
Weighted average remaining lease term – operating leases (in years)	3.4	3.9
Weighted average discount rate – operating leases	7.1%	6.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$236,000	$356,000	$771,000	$965,000
Short-term lease cost	75,000	67,000	296,000	346,000
Variable lease cost	54,000	44,000	173,000	125,000
Total Rent and occupancy	$365,000	$467,000	$1,240,000	$1,436,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$218,000	$315,000	$755,000	$969,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$78,000	$1,693,000	$78,000	$1,693,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of September 30, 2024 were as follows:

Year	Amount
2024	$209,000
2025	909,000
2026	694,000
2027	520,000
2028	443,000
Remaining balance of lease payments	2,775,000
Less: difference between undiscounted cash flows and discounted cash flows	334,000
Lease liabilities	$2,441,000

12. Goodwill and Other Intangible Assets, Net

Goodwill

As of September 30, 2024 and December 31, 2023, the Company’s carrying amount of goodwill was $2,319,000 and $1,989,000, respectively. As of September 30, 2024, $1,989,000 of the Company’s carrying amount of goodwill came from the Company’s acquisition of RISE and $330,000 came from the Company’s acquisition of GE. As of September 30, 2024 and December 31, 2023, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized during the three and nine months ended September 30, 2024 and 2023. Refer to Note 2 – Summary of Significant Accounting Policies in the Company’s 2023 Form 10-K for further information.

Other Intangible Assets, Net

As a result of the Company’s acquisition of GE, the Company acquired intangible assets consisting of GE artist contracts, the fair value of which were $778,000 as of the acquisition date. The useful life of the GE artist contracts is 5 years.

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

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of September 30, 2024, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of September 30, 2024 were as follows:

Year	Amount
2024	$22,000
2025	88,000
2026	91,000
2027	95,000
2028	98,000
Thereafter	3,855,000
Total	$4,249,000

The interest expense related to this mortgage was $39,000 and $40,000 for the three months ended September 30, 2024, and 2023, respectively. The interest expense related to this mortgage was $116,000 and $119,000 for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, the interest rate for this mortgage was 3.6%.

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

In relation to this agreement, the Company recognized $213,000 in contra expense for both the three months ended September 30, 2024 and 2023. For both the nine months ended September 30, 2024 and 2023, the Company recognized $637,000 in contra expense. As of September 30, 2024 and December 31, 2023, the balance of the deferred contract incentive was $0.6 million and $1.2 million, respectively.

15. Revenue Recognition

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

The following table represents detail related to principal transactions and proprietary trading.

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$3,865,000	$2,657,000	$1,208,000
Realized and unrealized gain on portfolio of U.S. government securities	332,000	1,096,000	(764,000)
Total Principal transactions and proprietary trading	$4,197,000	$3,753,000	$444,000

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$10,788,000	$6,642,000	$4,146,000
Realized and unrealized gain on portfolio of U.S. government securities	489,000	2,565,000	(2,076,000)
Total Principal transactions and proprietary trading	$11,277,000	$9,207,000	$2,070,000

Disaggregation of Revenue

The table below presents revenue from contracts with customers by major types of services for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commissions and fees	$2,270,000	$1,903,000	$7,173,000	$5,607,000
Interest, marketing and distribution fees
Interest, marketing and distribution fees revenue	8,449,000	7,292,000	25,207,000	21,943,000
Interest, marketing and distribution fees expense	(99,000)	(98,000)	(259,000)	(360,000)
Interest, marketing and distribution fees	8,350,000	7,194,000	24,948,000	21,583,000
Principal transactions and proprietary trading	4,197,000	3,753,000	11,277,000	9,207,000
Market making	597,000	223,000	1,706,000	836,000
Stock borrow / stock loan
Stock rebate revenue	546,000	841,000	1,547,000	2,834,000
Retail fees	2,000	(26,000)	(10,000)	(58,000)
Stock locate fees	5,236,000	3,193,000	13,041,000	9,187,000
Stock borrow / stock loan	5,784,000	4,008,000	14,578,000	11,963,000
Advisory fees	629,000	506,000	1,670,000	1,421,000
Other income	733,000	463,000	2,527,000	1,195,000
Total revenue	$22,560,000	$18,050,000	$63,879,000	$51,812,000

16. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2024, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of capital loss carryforwards and investments that are expected to generate capital losses when realized.

For the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $1,005,000 and $3,952,000 on pre-tax book income of $4,839,000 and $15,520,000, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was 21% and 25% respectively. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes including the impact of finalizing the prior year tax filings.

For the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $1,516,000 and $3,621,000 on pre-tax book income of $4,273,000 and $12,321,000, respectively. The effective tax rate for both the three and nine months ended September 30, 2023 was 35% and 29%, respectively. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes including the impact of finalizing the prior year tax filings.

As of both September 30, 2024 and December 31, 2023, the Company recorded an uncertain tax position of $1,405,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

17. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of September 30, 2024, MSCO’s net capital was $62.9 million, which was approximately $61.1 million in excess of its required net capital of $1.8 million, and its percentage of aggregate debit balances to net capital was 69.89%.

As of December 31, 2023, MSCO’s net capital was $56.1 million, which was approximately $54.3 million in excess of its required net capital of $1.8 million, and its percentage of aggregate debit balances to net capital was 63.42%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of September 30, 2024, MSCO had cash and securities deposits of $216.2 million (cash of $128.4 million, securities with a fair value of $87.8 million) in the special reserve accounts which was $39.5 million in excess of the deposit requirement of $176.7 million. After adjustments for deposit(s) and / or withdrawal(s) made on October 1, 2024, MSCO had $14.5 million in excess of the deposit requirement.

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

As of September 30, 2024, the Company was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of September 30, 2024, the Company had $1.3 million in the special reserve account which was approximately $0.1 million in excess of the deposit requirement of approximately $1.2 million. The Company made no subsequent deposits or withdrawals on October 1, 2024.

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

As of September 30, 2024, RISE’s regulatory net capital was approximately $1.3 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2023, RISE’s regulatory net capital was approximately $1.3 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1.

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

As of September 30, 2024, the Company had margin loans extended to its customers of approximately $369.1 million, of which $78.2 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2023, the Company had margin loans extended to its customers of approximately $338.1 million, of which $72.8 million is in the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three and nine months ended September 30, 2024 and 2023.

The Company accounts for securities lending transactions in accordance with ASC Topic 210-20. The Company does not net securities borrowed and securities loaned and these items are presented on a gross basis on the statements of financial condition. The following table presents information about the Company’s securities borrowing and lending activity depicting the potential effect of rights of setoff between these recognized assets and liabilities.

	As of September 30, 2024
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV - Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$222,584,000	$—	$222,584,000	$212,732,000	$9,852,000
Liabilities
Securities loaned	$232,524,000	$—	$232,524,000	$222,053,000	$10,471,000

	As of December 31, 2023
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV - Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$394,709,000	$—	$394,709,000	$371,076,000	$23,633,000
Liabilities
Securities loaned	$419,433,000	$—	$419,433,000	$404,312,000	$15,121,000

1)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff. The company did not net any securities borrowed or securities loaned as of September 30, 2024 or December 31, 2023.

2)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements.

3)	Represents the total contract value as presented in the financial statements less the fair market value of the collateral received or pledged.

19. Commitments, Contingencies, and Other

Legal and Regulatory Matters

The Company is party to certain claims, suits and complaints arising in the ordinary course of business. As of September 30, 2024, the Company does not expect that these claims, suits and complaints will have a material impact on its results of operations or financial position.

On April 18, 2024, the Company received a notification from Nasdaq Regulation that the Company no longer complied with Nasdaq’s Listing Rules (the “Nasdaq Rules”) for continued listing, as a result of the Company’s failure to file its 2023 Form 10-K. The Company regained compliance with the Nasdaq Rules in connection with the filing of its 2023 Form 10-K on May 10, 2024.

Overnight Financing

As of both September 30, 2024 and December 31, 2023, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on the line of credit. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs. There was $2,000 and $0 in interest expense for this line of credit for the three months ended September 30, 2024 and 2023, respectively. There was $5,000 and $0 in interest expense for this line of credit for the nine months ended September 30, 2024 and 2023, respectively. There were no fees related to this line of credit for the three or nine months ended September 30, 2024 and 2023.

Credit Agreement

On August 15, 2024, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with East West Bank (the “Lender”), a California banking corporation, dated as of July 29, 2024. The Credit Agreement provides for a revolving credit facility of up to $20,000,000. The initial term of the Credit Agreement is two years. The Company may use any borrowings under the Credit Agreement for acquisitions, stock buybacks, and for general corporate purposes in an amount not to exceed $10,000,000. Obligations under the Credit Agreement shall be guaranteed by John J. Gebbia, the Company’s Chief Executive Officer, Gloria E. Gebbia, a Director of the Company, and John J. Gebbia and Gloria E. Gebbia, as co-trustees of the John and Gloria Living Trust.

Borrowings under the Credit Agreement will bear interest on the outstanding daily balance at a rate of interest per annum equal to the greater of: (a) the one-month Term Secured Overnight Financing Rate (“Term SOFR”), as administered by CME Group Benchmark Administration plus 3.15% and (b) 7.50%. The origination fee is equal to one half of one percent (0.50%) of the $20,000,000 revolver cap. The Credit Agreement contains customary affirmative covenants and negative covenants and requires the Company to maintain a minimum debt service coverage ratio of not less than 1.35:1.00 and minimum net capital of $43,000,000.

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

For the three and nine months ended September 30, 2024 and 2023, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

Technology Vendor

The Company has entered into agreements with technology vendors for certain development projects related to its Retail Platform. As of September 30, 2024, the Company incurred costs of approximately $2.8 million for these vendors.

General Contingencies

The Company’s general contingencies are included in Note 21 – Commitments, Contingencies, and Other in the Company’s 2023 Form 10-K. Other than the below, there have been no material updates to the Company’s general contingencies during the three and nine months ended September 30, 2024.

The Company is self-insured with respect to employee health claims. As part of this plan, the Company recognized expenses of $229,000 and $336,000 for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized expenses of $956,000 and $782,000, respectively.

The Company had an accrual of $90,000 and $64,000 as of September 30, 2024 and December 31, 2023, respectively, which represents the estimate of future expense to be recognized for claims incurred during the periods.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

20. Employee Benefit Plans

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees (“401(k) plan”). Participant contributions to the 401(k) plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. For 401(k) employee contribution matching, the Company incurred an expense of $13,000 and $26,000 for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred an expense of $176,000 and $135,000, respectively.

On September 17, 2021, the Company’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There were 3 million shares reserved under the Plan and 2,214,000 and 2,704,000 and shares remained as of September 30, 2024 and December 31, 2023, respectively.

The table below presents the Plan awards granted and the related fair values for the nine months ended September 30, 2024.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2023(1)	—	$—
Granted	490,000	1.74
Vested	(340,000)	1.78
Nonvested as of September 30, 2024	150,000	$1.65

(1)	The Company did not issue any share-based compensation for the year ended December 31, 2023.

As of September 30, 2024, there was $158,000 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted average period of 0.8 years.

The Company recognized stock-based compensation expense of $696,000 for the nine months ended September 30, 2024, with $460,000 included in “Employee compensation and benefits” and $236,000 fully capitalized within “Software, net” on the statements of financial condition.

21. Related Party Disclosures

KCA

Gloria E. Gebbia, who is a director of Siebert, is the managing member of Kennedy Cabot Acquisition, LLC (“KCA”). As a result, KCA is an affiliate of the Company and is under common ownership with the Company. To gain efficiencies and economies of scale with billing and administrative functions, during 2023 KCA had an agreement with the Company to serve as a paymaster for the Company for payroll and related functions including serving as the sponsor for the Company’s 401(k) plan. KCA passed through any expense or revenue related to this function to the subsidiaries of the Company proportionally. The Company incurred $10,000 and $40,000 of expenses related to these services for the three and nine months ended September 30, 2023. This agreement was terminated as of January 1, 2024.

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., Inc.” and “Siebert” within business activities, which expires in 2025. For the use of these names, KCA passed through to the Company its cost of $15,000 in both the three months ended September 30, 2024 and 2023. For both the nine months ended September 30, 2024 and 2023, KCA passed through to the Company its cost of $45,000.

Other than the above arrangements, KCA has earned no profit for providing any services to the Company as KCA passed through any revenue or expenses to the Company’s subsidiaries for the three and nine months ended September 30, 2024 and 2023.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $26,000 and $8,000 for the three months ended September 30, 2024 and 2023, respectively. Revenue for PW from related parties was $75,000 and $99,000 for the nine months ended September 30, 2024 and 2023, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

The three sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $1,054,000 and $748,000 for the three months ended September 30, 2024 and 2023, respectively. The compensation for the sons of Gloria E. Gebbia and John J. Gebbia was in aggregate $2,593,000 and $1,878,000 for the nine months ended September 30, 2024 and 2023, respectively. Part of their compensation includes payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company, to purchase 403,780 shares of common stock of the Company held by Gloria E. Gebbia at an exercise price of $2.15 per share. Refer to Note 6 - Kakaopay Transaction for more information.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended September 30, 2024 and 2023, rent expense was $15,000 for this branch office. For both the nine months ended September 30, 2024 and 2023, rent expense was $45,000 for this branch office.

The Company has completed construction of its branch office in Omaha, Nebraska. Refer to Note 9 – Property, Office Facilities, and Equipment, net for further detail.

Credit Agreement

On August 15, 2024, the Company entered into the Credit Agreement with the Lender whereby John J. Gebbia and Gloria E. Gebbia, along with the John and Gloria Living Trust, are guaranteeing the Company’s obligations under the Credit Agreement with the Lender. Refer to Note 19 - Commitments, Contingencies, and Other for more information.

Gebbia Entertainment, LLC

On August 12, 2024, the Company acquired 100% of GE, a music and entertainment company owned by John J. Gebbia, Gloria E. Gebbia, and David Gebbia. Refer to Note 3 – Business Combinations, for further detail.

Kakaopay and Affiliates

On April 27, 2023, the Company entered into the First Tranche Stock Purchase Agreement, pursuant to which the Company agreed to issue to Kakaopay the First Tranche Shares at a per share price of Two Dollars Fifteen Cents ($2.15). Refer to Note 6 – Kakaopay Transaction for further details on the transaction. MSCO entered into an agreement whereby it would provide an omnibus trading account for Kakaopay’s subsidiary, Kakao Pay Securities Corp., and provide trade execution services to Kakao Pay Securities Corp., subject to compliance with applicable U.S. laws, rules and regulations.

Tigress

The Company has entered into various agreements and subsequent terminations with Tigress. Refer to Note 4 – Transaction with Tigress for further detail.

RISE

In September 2022, MSCO and RISE entered into a clearing arrangement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.2 million and $1.0 million in its brokerage account at MSCO as of September 30, 2024 and December 31, 2023, respectively. The resulting asset of RISE and liability of MSCO is eliminated in consolidation.

22. Subsequent Events

The Company has evaluated events that have occurred subsequent to September 30, 2024 and through November 12, 2024, the date of the filing of this Report.

Based on the Company’s assessment, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of September 30, 2024.

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

Financial Overview

Earnings per share were $0.10 for the current quarter, compared to earnings per share of $0.07 for the prior-year quarter. For the current quarter, our net revenues were $22.6 million and operating income before taxes was $4.8 million, compared to net revenues of $18.1 million and operating income before taxes of $4.3 million in the prior-year quarter.

Financial highlights as of September 30, 2024:

●	Retail customer net worth increased by 10% to $17.5 billion compared to December 31, 2023

●	Stock borrow / stock loan increased by 44% to 5.8 million compared to the prior-year quarter

●	Commissions and fees increased by 19% to $2.3 million compared to the prior-year quarter

Trends and Key Factors Affecting our Operations

Market Risk

Market risk is our risk of loss resulting from the impact of changes in market prices on our trading inventory and investment positions. We have exposure to market risk primarily through our broker-dealer trading operations. Through our broker-dealer subsidiary, we trade debt obligations and equity securities and maintain trading inventories to ensure availability of securities to facilitate client transactions. Inventory levels may fluctuate daily as a result of client demand. Our primary market risks relate to interest rates and equity prices. Equity risk results from changes in prices of equity securities, affecting the value of the equity securities and other instruments that derive their value from a particular stock.

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

The following table presents simulated changes to net interest revenue over the next 12 months beginning September 30, 2024 and December 31, 2023 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	As of
	September 30, 2024	December 31, 2023
Increase of 200 basis points	26%	35%
Increase of 100 basis points	12%	19%
Increase of 50 basis points	6%	4%
Decrease of 50 basis points	(8)%	(3)%
Decrease of 100 basis points	(14)%	(11)%
Decrease of 200 basis points	(28)%	(26)%

The difference in our simulated incremental increases and decreases in the market interest rates as of September 30, 2024 compared to December 31, 2023 is primarily due to an increase in the proportion of segregated cash to segregated securities and an increase in the proportion of margin debit balances to cash credit balances.

Technology Initiatives

At the end of 2023, we hired new technology personnel, changed our primary software development vendor, and made investments in technology development.

Some of these technology investments include the development of a Siebert mobile retail trading application, online platform for our retail customer base and corporate services clients, as well as upgrades to our technological and operational infrastructure to support these platforms and future growth. We believe that these ongoing investments in technology will be key in meeting the needs of our retail customers, correspondent clearing, corporate services as well as our expansion into new markets and demographics.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics

	As of
	September 30, 2024	December 31, 2023
Retail customer net worth (in billions)	$17.5	$15.9
Retail customer margin debit balances (in billions)	$0.4	$0.3
Retail customer credit balances (in billions)	$0.4	$0.5
Retail customer money market fund value (in billions)	$0.8	$0.7
Retail customer accounts	158,594	153,727

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represent client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represent the number of retail customers

Statements of Operations and Financial Condition

Statements of Operations for the Three Months Ended September 30, 2024 and 2023

Revenue

Commissions and fees for the three months ended September 30, 2024 were $2,270,000 and increased by $367,000 from the corresponding period in the prior year, primarily due to strong market conditions.

Interest, marketing and distribution fees for the three months ended September 30, 2024 were $8,350,000 and increased by $1,156,000 from the corresponding period in the prior year primarily due to an increase in interest income received on U.S. government securities and bank deposits.

Principal transactions and proprietary trading for the three months ended September 30, 2024 were $4,197,000 and increased by $444,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

The increase in realized and unrealized gain on primarily riskless principal transactions was primarily due to strong market conditions. The increase in unrealized gain on our portfolio of U.S. government securities was due to the following. We invested in 1-year treasury bills and 2-year treasury notes in order to enhance our yield on excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss on our U.S. government securities portfolio. In 2023, we began to record substantially all of the reversal of the unrealized loss resulting in an unrealized gain due to the securities coming closer to maturity. We continually invest in US government securities based on market yields and cash needs.

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$3,865,000	$2,657,000	$1,208,000
Realized and unrealized gain on portfolio of U.S. government securities	332,000	1,096,000	(764,000)
Total Principal transactions and proprietary trading	$4,197,000	$3,753,000	$444,000

Market making for the three months ended September 30, 2024 was $597,000 and increased by $374,000 from the corresponding period in the prior year, primarily due to strong equity markets.

Stock borrow / stock loan for the three months ended September 30, 2024 was $5,784,000 and increased by $1,776,000 from the corresponding period in the prior year, primarily due to growth in stock locate services.

Advisory fees for the three months ended September 30, 2024 were $629,000 and increased by $123,000 from the corresponding period in the prior year, primarily due to growth in platform assets.

Other income for the three months ended September 30, 2024 was 733,000 and increased by $270,000 from the corresponding period in the prior year, primarily due to fees related to administrative services.

Operating Expenses

Employee compensation and benefits for the three months ended September 30, 2024 were $11,886,000 and increased by $3,163,000 from the corresponding period in the prior year, primarily due to an increase in commission payouts, executive compensation, as well as additional personnel related to technology initiatives.

Clearing fees, including execution costs for the three months ended September 30, 2024 were $345,000 and decreased by $236,000 from the corresponding period in the prior year, primarily due to a reduction in volume.

Technology and communications expenses for the three months ended September 30, 2024 were $1,147,000 and increased by $320,000 from the corresponding period in the prior year, primarily due to an expansion of technological infrastructure.

Other general and administrative expenses for the three months ended September 30, 2024 were $1,070,000 and decreased by $38,000 from the corresponding period in the prior year.

Data processing expenses for the three months ended September 30, 2024 were $894,000 and increased by $169,000 from the corresponding period in the prior year, primarily due to increased market activities.

Rent and occupancy expenses for the three months ended September 30, 2024 were $365,000 and decreased by $102,000 from the corresponding period in the prior year, primarily due to the expiration of short term leases.

Professional fees for the three months ended September 30, 2024 were $1,464,000 and increased by $485,000 from the corresponding period in the prior year primarily due to an increase in legal and accounting fees offset by an decrease in consulting services.

Depreciation and amortization expenses for the three months ended September 30, 2024 were $350,000 and increased by $85,000 from the corresponding period in the prior year, primarily due to an increase in depreciation related to office facilities in 2024.

Interest expense for the three months ended September 30, 2024 was $72,000 and increased by $32,000 from the corresponding period in the prior year, primarily due to the interest related to an agreement with Kakaopay in 2024.

Advertising and promotion expense for the three months ended September 30, 2024 was $128,000 and increased by $66,000 from the corresponding period in the prior year, primarily due to a reversal related to advertising expenses in 2023 as well as an increase in marketing initiatives in 2024.

Provision For (Benefit From) Income Taxes

The provision from income taxes for the three months ended September 30, 2024 was $1,005,000 and decreased by $511,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to the impact of finalizing the prior year tax filings in the third quarter of 2024. Refer to Note 16 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interest in our financial statements. The net income attributable to noncontrolling interests for the three months ended September 30, 2024 was $8,000, and increased by $12,000 from the corresponding period in the prior year.

Statements of Operations for the Nine Months Ended September 30, 2024 and 2023

Revenue

Commissions and fees for the nine months ended September 30, 2024 were $7,173,000 and increased by $1,566,000 from the corresponding period in the prior year, primarily due to strong market conditions.

Interest, marketing and distribution fees for the nine months ended September 30, 2024 were $24,948,000 and increased by $3,365,000 from the corresponding period in the prior year primarily due to an increase in interest income received on U.S. government securities and bank deposits.

Principal transactions and proprietary trading for the nine months ended September 30, 2024 were $11,277,000 and increased by $2,070,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

The increase in realized and unrealized gain on primarily riskless principal transactions was primarily due to strong market conditions. The increase in unrealized gain on our portfolio of U.S. government securities was due to the following. We invested in 1-year treasury bills and 2-year treasury notes in order to enhance our yield on excess 15c3-3 deposits. During 2022, there was an increase in U.S. government securities yields, which created an unrealized loss on our U.S. government securities portfolio. In 2023, we began to record substantially all of the reversal of the unrealized loss resulting in an unrealized gain due to the securities coming closer to maturity. We continually invest in US government securities based on market yields and cash needs.

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Nine Months Ended September 30
	2024	2023	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$10,788,000	$6,642,000	$4,146,000
Realized and unrealized gain on portfolio of U.S. government securities	489,000	2,565,000	(2,076,000)
Total Principal transactions and proprietary trading	$11,277,000	$9,207,000	$2,070,000

Market making for the nine months ended September 30, 2024 was $1,706,000 and increased by $870,000 from the corresponding period in the prior year, primarily due to strong equity markets.

Stock borrow / stock loan for the nine months ended September 30, 2024 was $14,578,000 and increased by $2,615,000 from the corresponding period in the prior year, primarily due to a growth in stock locate services.

Advisory fees for the nine months ended September 30, 2024 were $1,670,000 and increased by $249,000 from the corresponding period in the prior year, primarily due to growth in platform assets.

Other income for the nine months ended September 30, 2024 was $2,527,000 and increased by $1,332,000 from the corresponding period in the prior year, primarily due to fees related to administrative services.

Operating Expenses

Employee compensation and benefits for the nine months ended September 30, 2024 were $32,569,000 and increased by $8,799,000 from the corresponding period in the prior year, primarily due to an increase in commission payouts, executive compensation, as well as additional personnel related to technology initiatives.

Clearing fees, including execution costs for the nine months ended September 30, 2024 were $1,011,000 and decreased by $254,000 from the corresponding period in the prior year, primarily due to a reduction in volume.

Technology and communications expenses for the nine months ended September 30, 2024 were $2,903,000 and increased by $494,000 from the corresponding period in the prior year, primarily due to an expansion of technological infrastructure.

Other general and administrative expenses for the nine months ended September 30, 2024 were $3,169,000 and decreased by $151,000 from the corresponding period in the prior year, primarily due to a decrease in office expenses.

Data processing expenses for the nine months ended September 30, 2024 were $2,377,000 and increased by $60,000 from the corresponding period in the prior year, primarily due to increased market activities.

Rent and occupancy expenses for the nine months ended September 30, 2024 were $1,240,000 and decreased by $196,000 from the corresponding period in the prior year, primarily due to a discontinued rent expense related to the temporary Miami office.

Professional fees for the nine months ended September 30, 2024 were $3,741,000 and increased by $681,000 from the corresponding period in the prior year primarily due to an increase in legal and accounting fees offset by an decrease in consulting services.

Depreciation and amortization expenses for the nine months ended September 30, 2024 were $941,000 and increased by $225,000 from the corresponding period in the prior year, primarily due to an increase in depreciation related to office facilities in 2024.

Interest expense for the nine months ended September 30, 2024 was $183,000 and decreased by $39,000 from the corresponding period in the prior year, primarily due to the repayment of a loan with East West Bank in the second quarter of 2023.

Advertising and promotion expense for the nine months ended September 30, 2024 was $225,000 and increased by $173,000 from the corresponding period in the prior year, primarily due to a reversal related to advertising expenses in 2023 as well as an increase in marketing initiatives in 2024.

Non-Operating Income (Loss)

The earnings of equity method investment in related party for the nine months ended September 30, 2024 was $0 and decreased by $111,000 from the corresponding period in the prior year, primarily due to the exit of our investment in Tigress in the third quarter of 2023.

The impairment of investment for the nine months ended September 30, 2024 was $0 and decreased by $1,035,000 from the corresponding period in the prior year, primarily due to the impairment of our investment in a trading technology provider and the impairment of our investment in Tigress occurring in 2023.

Provision For (Benefit From) Income Taxes

The provision from income taxes for the nine months ended September 30, 2024 was $3,952,000 and increased by $331,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to increased pre-tax earnings in the nine months ending September 30, 2024. Refer to Note 16 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interest in our financial statements. The net income attributable to noncontrolling interests for the nine months ended September 30, 2024 was $14,000, and decreased by $26,000 from the corresponding period in the prior year,.

Statements of Financial Condition As of September 30, 2024 and December 31, 2023

Assets

Assets as of September 30, 2024 were $579,156,000 and decreased by $222,644,000 from December 31, 2023, primarily due to a decrease in cash and securities segregated for regulatory purposes and securities borrowed.

Liabilities

Liabilities as of September 30, 2024 were $495,833,000 and decreased by $235,258,000 from December 31, 2023, primarily due to a decrease in payables to customers and securities loaned.

Liquidity and Capital Resources

Overview

As of September 30, 2024, a significant portion of our assets were liquid in nature, providing us with flexibility in financing our business. A significant portion of our assets not held by customers or used for stock borrow / stock loan consisted primarily of cash and cash equivalents, securities owned, at fair value, which are marked-to-market daily, and receivables from and deposits with broker-dealers and clearing organizations.

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

Kakaopay

The net capital infusion from Kakaopay to Siebert from the First Tranche transaction was approximately $14.8 million after the issuance cost. This capital is currently being used to enhance our regulatory capital, and is primarily invested in U.S. government securities and is in the line item “Securities owned, at fair value” on the statements of financial condition. Refer to Note 5 – Kakaopay Transaction in our 2023 Form 10-K for further detail.

Credit Agreement

On August 15, 2024, we entered into the Credit Agreement with East West Bank providing a $20 million revolving credit facility, which offers substantial financial flexibility to support our strategic initiatives. This credit facility allows the Company to fund acquisitions, execute stock buybacks, and meet general corporate needs up to $10 million, ensuring access to capital for both growth and operational purposes. The two-year term of the Credit Agreement, combined with a competitive interest rate structure that is tied to either the one-month Term SOFR plus 3.15% or a minimum of 7.50%, provides a stable and predictable financing source. The personal guarantees provided by key executives, John J. Gebbia and Gloria E. Gebbia, and their trust, further strengthen the Company’s borrowing position and help secure favorable terms.

Cash and Cash Equivalents

Our cash and cash equivalents were $4.4 million and $5.7 million as of September 30, 2024 and December 31, 2023, respectively.

Debt Agreements

We have $4.2 million outstanding on our mortgage with East West Bank and an unutilized line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris as of September 30, 2024. As of September 30, 2024, we were in compliance with all covenants related to our mortgage agreement.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of September 30, 2024.

			Payments Due By Period
	2024	2025	2026	2027	2028	Thereafter	Total
Operating lease commitments	$209,000	$909,000	$694,000	$520,000	$443,000	$—	$2,775,000
Kakaopay fee (1)	1,000,000	2,000,000	1,000,000	—	—	—	4,000,000
Mortgage with East West Bank (2)	22,000	88,000	91,000	95,000	98,000	3,855,000	4,249,000
Technology vendors (3)	39,000	1,521,000	—	—	—	—	1,560,000
Broadridge contract (4)	102,000	407,000	170,000	—	—	—	679,000
Total	$1,372,000	$4,925,000	$1,955,000	$615,000	$541,000	$3,855,000	$13,263,000

(1)	Pursuant to the Settlement Agreement with Kakaopay, we will pay Kakaopay a fee of $5 million payable in ten quarterly installments beginning in the first quarter of 2024. Refer to Note 5 – Kakaopay Transaction in our 2023 Form 10-K for further detail.

(2)	On December 30, 2021, we purchased the Miami office building and financed part of the purchase price with a mortgage with East West Bank.

(3)	We have entered into agreements with technology vendors for certain development projects related to our Retail Platform. As of September 30, 2024, we have incurred approximately $2.8 million out of the $4.4 million total budget for these vendors.

(4)	In June 2023, we entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC with a total minimum expense of approximately $1.2 million for this arrangement.

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

MSCO can transfer funds to Siebert as long as MSCO maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the three and nine months ended September 30, 2024 and 2023, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 17 – Capital Requirements for more detail about our capital requirements.

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

For the nine months ended September 30, 2024, cash used in operating activities decreased by $15.9 million compared to the prior year period, which was primarily driven by the net change in securities borrowed and securities loaned, receivables from broker-dealers and clearing organizations, receivables from customers, payables to non-customers and securities owned, at fair value.

For the nine months ended September 30, 2024, cash used in investing activities increased by $3.4 million compared to the prior year period, which was primarily driven by the purchase of software related to the Retail Platform as well as the acquisition of GE in 2024.

For the nine months ended September 30, 2024, cash flows used in financing activities decreased by $13.1 million compared to 2023, which was primarily driven by the issuance of shares related to the transaction with Kakaopay in 2023.

Long Term Contracts

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS will pay us four annual credits of $100,000 over the term of the agreement. The amendment also provides for an early termination fee; however, as of September 30, 2024, we do not expect to terminate the contract with NFS before the end of the contract term. Refer to Note 14 – Deferred Contract Incentive and Note 19 – Commitments, Contingencies and Other for additional detail.

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

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three and nine months ended September 30, 2024 and 2023. Refer to Note 18 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

As of both September 30, 2024 and December 31, 2023, the Company recorded an uncertain tax position of $1,405,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

Critical Accounting Policies and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. As of September 30, 2024, there have been no changes to our critical accounting policies or estimates.

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

Refer to Note 2 – New Accounting Standards for additional information regarding new ASUs issued by the FASB.

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

See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Key Factors Affecting our Operations” of this Report for our quantitative and qualitative disclosures about market risk.

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

Ongoing Remediation of Previously Identified Material Weakness

Management is in the process of implementing the following measures to ensure that the control deficiencies contributing to the material weakness are remediated: (i) designing and implementing controls related to provisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate logical access, and (iii) improving the existing training program associated with control design and implementation. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation will be completed as of the year-ended December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three and nine months ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
10.44	East West Loan and Security Agreement, dated July 29, 2024 (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on August 20, 2024).

10.45	East West Revolver Note Agreement, dated July 29, 2024 (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on August 20, 2024).

10.46	Continuing Guaranty, dated July 29, 2024 (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on August 20, 2024).

31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded with Inline XBRL document).

**	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

Dated: November 12, 2024