Form 10-K
period 2024-12-31
SIEBERT FINANCIAL CORP
filed 2025-03-31
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last sale price of the common stock reported on the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024), was approximately $23,291,000.

The number of shares of the registrant’s outstanding common stock, as of March 28, 2025, were 41,432,936 issued and 40,432,936 shares outstanding.

Documents Incorporated by Reference: None

SIEBERT FINANCIAL CORP.

i

Forward-Looking Statements

For purposes of this Annual Report on Form 10-K (“Report”), the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., and its wholly-owned and majority-owned subsidiaries collectively, unless the context otherwise requires.

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

ii

PART I

ITEM 1. BUSINESS

Overview of Company

Siebert Financial Corp., together with its subsidiaries, is a diversified financial services firm and provides a full range of brokerage and financial advisory services including securities brokerage, investment advisory and insurance offerings, and corporate stock plan administration solutions. Our firm is characterized by building solid relationships with our clients through exceptional personal service and proven performance. We have a strong legacy and continue to evolve in our approach to take advantage of opportunities in the financial services industry. As part of our strategic initiatives to diversify and create synergies between our enterprises, we acquired a media and entertainment company. Additionally we created an investment advisory committee with several veterans in the entertainment industry.

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

For purposes of this Annual Report, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, STXD, and GE, collectively, unless the context otherwise requires.

Our headquarters is located at 653 Collins Avenue, Miami Beach, FL 33139, with primary operations in New York, Florida and California. Our phone number is (310) 385-1861 and our Internet address is www.siebert.com. Information included or available through our website does not constitute a part of this Report. We have 10 branch offices throughout the U.S. and clients around the world.

As of March 11, 2025, we had 146 full-time employees. Our common stock is registered under Section 12 of the Exchange Act, and we file periodic reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements on Schedule 14. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file documents electronically with the SEC. Our SEC filings are also available through our website at www.siebert.com, where investors are able to obtain copies of our public filings free of charge. Our common stock, par value $.01 per share trades on the Nasdaq Capital Market under the symbol “SIEB.”

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

MSCO is a self-clearing broker-dealer and also clears with National Financial Services Corp. (“NFS”), a wholly-owned subsidiary of FMR, LLC (“Fidelity Investments”).

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

Corporate Services

We are dedicated to helping publicly traded companies and their employees manage their equity compensation plans. Corporate services are a key component of our business, and we leverage our technology partnerships to create a distinct advantage through FIX connection trading and real-time transaction reporting. Siebert Corporate Services primarily supports small and mid-cap public companies. Below are some key points of our strategic outlook and initiatives within Siebert Corporate Services.

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

We are consistently enhancing technology for both our customers as well as our internal operations. We are currently in the process of developing a new retail platform (“Retail Platform”) for our customers and integrating it into our operations.

Investment Banking and Capital Markets

During the first quarter of 2025, the Company established an Investment Banking and Capital Markets division as part of its strategic expansion designed to serve middle-market clients often overlooked by larger financial institutions. The Company has hired several experienced professionals with extensive experience in capital markets, M&A, and financial advisory services to lead and develop this growth initiative. These hires represent a significant investment in the Company’s future operations.

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

Siebert Technologies, LLC

Overview

STCH is an innovative technology subsidiary dedicated to advancing new technology for our clients as well as our business operations. By leveraging cutting-edge technology, STCH is positioned to drive the evolution of our products and services, delivering greater efficiency, accessibility, and value to our clients. With a focus on future fintech opportunities, STCH aims to be at the forefront of developing transformative solutions that will cater to both retail and corporate service clients.

During 2024, we hired a new President of STCH with over 25 years of experience in technology leadership and innovation, changed our primary software development vendor, and made investments in technology development.

Some of these technology investments include the development of a Siebert mobile trading application, online platform for our retail customer base and corporate services clients, as well as upgrades to our technological and operational infrastructure to support these platforms and future growth. We believe that these ongoing investments in technology will be key to meeting the needs of our retail customers, correspondent clearing, corporate services as well as expand into new markets and demographics. We look to continue to expand this business line and additional product offerings through technology development.

RISE Financial Services, LLC

Overview

RISE, a registered broker-dealer with the SEC and a member of FINRA, is currently conducting a comprehensive review of its strategic initiatives to evaluate potential opportunities and determine the most effective course of action for future operations.

Gebbia Entertainment, LLC

Overview

GE is a media entertainment company with reach into the realms of music, entertainment and media. GE has a business partnership with GAMMA Media and L.A Reid LLC for the rights to SIMIEN, a talented group of three sisters from Los Angeles, California who are managed by the globally renowned singer, songwriter and producer, Akon, who also serves as a member of the Company’s advisory committee.

Other Business Developments

Advisory Committee

In 2024, we established a new advisory committee composed of prominent leaders from the finance, technology, sports, and entertainment industries. This committee provides strategic guidance to us as we pursue an ambitious growth strategy. The advisory committee includes globally recognized artist and entrepreneur Akon, former NFL athlete and media entrepreneur Brandon Marshall, Wall Street professional Mick Solimene (Managing Director, Monroe Capital), Steven Geskos (Operating Partner, Fifth Down), entertainment entrepreneur Nick Jarjour (CEO, JarjourCo and former Global Head of Song Management at Hipgnosis Songs Fund), and Laura J. Richardson (retired United States Army general).

Each advisory committee member brings unique expertise and an extensive network to support Siebert’s innovation and expansion. Notably, Akon, known for his entrepreneurial ventures and philanthropic initiatives, has partnered with GE in co-managing SIMIEN, a rising female recording artist group. The advisory committee meets regularly to discuss key opportunities, leveraging their collective experience in an effort to drive our growth and enhance shareholder value.

Strategic Initiatives

In 2024, we began undertaking a strategic rebranding initiative designed to enhance our digital presence and expand our evolving services. As part of this rebranding, we have shifted our focus to provide innovative financial management solutions tailored to a diverse range of clients such as athletes and artists, bridging the gap between traditional finance and creative industries. By integrating cutting-edge technologies, we aim to position ourselves as a forward-thinking leader, delivering relevant and insightful content to our audience. This revitalized approach reflects our commitment to staying ahead of industry trends and offering a more personalized, impactful experience to our clients.

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

Dodd-Frank Act of 2010

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (“Dodd-Frank”), the adoption of implementing regulations by the federal regulatory agencies, and other recent regulatory reforms, we have experienced significant changes in the laws and regulations that apply to us, how we are regulated, and regulatory expectations in the areas of compliance, risk management, corporate governance, operations, capital and liquidity.

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

SIPC

As a registered broker-dealer and FINRA member organization, MSCO and RISE are required by federal law to belong to SIPC which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $250,000 on claims for cash balances. SIPC is principally funded through assessments on registered broker-dealers. MSCO has purchased $50 million additional account protection above SIPC coverage. Equities, bonds, mutual funds and money market funds are included at net asset value for purposes of SIPC protection and additional protection. Neither SIPC protection nor the additional protection insures against fluctuations in the market value of securities.

MSRB

MSCO is also authorized by the Municipal Securities Rulemaking Board (“MSRB”) to affect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.

Margin Lending

Margin lending activities are subject to limitations imposed by regulations of the Board of Governors of the Federal Reserve System and FINRA, as well as other SROs. In general, these regulations provide that, in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower or liquidate securities positions. Margin lending arranged by MSCO through third parties is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the Chicago Board Options Exchange govern the amount of margin customers must provide and maintain uncovered options in writing.

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

Section 28(e) of the Exchange Act provides a “safe harbor” to investment managers who use commission dollars generated by their advised accounts to obtain investment research and brokerage services that provide lawful and appropriate assistance to the manager in the performance of investment decision-making responsibilities. SNXT, as a matter of policy, does not use “soft dollars” and as such, it has no incentive to select or recommend a broker or dealer based on any interest in receiving research or related services. Rather, as a fiduciary, SNXT selects brokers based on its clients’ interest in receiving best execution.

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

Consumer Financial Information Privacy

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and regulations governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, changing frequently and sometimes conflict. To the extent they are applicable to us, we must comply with federal and state information-related laws and regulations in the United States, including the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID (the Identity Theft Red Flags Rule), as well as the California Consumer Protection Act and further potential federal and state requirements.

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

Our human capital efforts focus on establishing a culture of service that emphasizes taking care of our employees, so they can take care of our clients. To that end, we seek employees who are approachable, proactive, collaborative, agile and innovative, and who share our commitment to excellence, integrity, and service. As of March 11, 2025, we had 146 employees, two of whom were corporate officers. None of our employees are represented by a union, and we believe that relations with our employees are good.

To maintain a high-caliber, values-driven workforce that is committed to our culture, we strive to offer total rewards, including compensation and benefits that position our company as an employer of choice. We design our compensation to be competitive in the markets in which we compete and closely monitor industry trends and practices to ensure we are able to attract and retain the personnel who are critical to our success. To support our employees’ health and well-being, we offer competitive medical, dental and vision plans as well as other health benefits.

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

The Dodd-Frank Act, enacted in 2010, required many federal agencies to adopt new rules and regulations applicable to the financial services industry and called for many studies regarding various industry practices. In particular, the Dodd-Frank Act gave the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers.

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

Our business is subject to extensive regulation in the U.S., at both the federal and state level. We are also subject to regulation by SROs and other regulatory bodies in the U.S., such as the SEC, the NYSE, FINRA, MSRB, the CFTC and the NFA. MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico, and RISE is registered as a broker-dealer in 7 states and territories. The regulations to which MSCO and RISE are subject as broker-dealers cover all aspects of the securities business including training of personnel, sales methods, trading practices, uses and safe keeping of customers’ funds and securities, capital structure, record keeping, fee arrangements, disclosure and the conduct of directors, officers and employees.

SNXT is registered as an investment adviser with the SEC under the Advisers Act, and its business is highly regulated. The Advisers Act imposes numerous obligations on RIAs, including fiduciary, record keeping, operational and disclosure obligations. Moreover, the Advisers Act grants broad administrative powers to regulatory agencies such as the SEC to regulate investment advisory businesses. If the SEC or other government agencies believe that SNXT has failed to comply with applicable laws or regulations, these agencies have the power to impose fines, suspensions of a registrant and individual employees or other sanctions, which could include revocation of SNXT’s registration under the Advisers Act. SNXT is also subject to the provisions and regulations of ERISA, to the extent that SNXT acts as a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Our subsidiaries, RISE and MSCO, are also regulated by the NFA and function as a registered introducing broker.

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

Additionally, like other participants in the financial services industry, we and our subsidiaries face the risks of lawsuits from clients and regulatory proceedings against us. The outcome of regulatory proceedings and client lawsuits is uncertain and difficult to predict. An adverse resolution of any regulatory proceeding or client lawsuit against us could result in substantial costs or reputational harm to us. Further, any such proceedings or lawsuits could have an adverse effect on our ability to retain key registered representatives, investment advisers and wealth managers, and to retain existing clients or attract new clients, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Refer to Item 3 – Legal Proceedings for additional detail.

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

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, changing frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by third parties who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our results of operations.

We have purchased liability insurance and cybersecurity insurance with a coverage limit of $15 million and a deductible of $250,000 to mitigate the financial impact of potential cyber-attacks. However, our insurance may not be sufficient in type or amount to fully cover claims arising from security breaches, cyber-attacks, and other related incidents.

We may be exposed to damage to our business or our reputation by cybersecurity breaches.

As the world becomes more interconnected through the use of the internet and users rely more extensively on the internet and the cloud for the transmission and storage of data, such information becomes more susceptible to incursion by hackers and other parties intent on stealing or destroying data on which we or our customers rely. We face an evolving landscape of cybersecurity threats in which hackers use a complex array of means to perpetrate cyber-attacks, including the use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks, and distributed denial-of-service attacks, among other means. These cybersecurity incidents have increased in number and severity, and it is expected that these trends will continue. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

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

We must continue to enhance and improve our technology and electronic services and expect to increase investments in our own technology. The electronic financial services industry is characterized by significant structural changes, increasingly complex systems and infrastructures, changes in clients’ needs and preferences, and new business models. If new industry standards and practices emerge and our competitors release new technology before us, our existing technology, systems and electronic trading services may become obsolete, or our existing business may be harmed.

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

Developing our electronic services, our implementation and utilization of our robo-advisor and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platform, information databases and network infrastructure to client requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our clients may forgo the use of our products and use those of our competitors.

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

Risks Related to Our Business Operations

We previously identified material weaknesses in our internal control over financial reporting and if we fail to maintain an effective system of internal control in the future, this could result in loss of investor confidence and adversely impact our stock price.

We reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, a material weakness because we did not design and maintain effective controls over certain information technology (“IT”) or general computer controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties and adequate restricted user and privileged access to financial applications, data and programs to the appropriate personnel. During 2024, we also identified material weaknesses relating to (1) our failure to design adequate internal controls surrounding security market values within our back-office stock record system, including the accuracy and completeness of pricing of firm and customers’ fully paid and excess margin securities, and (2) our internal controls surrounding the quarterly securities count lacking sufficient documented review and precision of review to demonstrate the completeness and accuracy of the count performed in accordance with Rule 17a-13 of the Exchange Act. As of December 31, 2024, we completed the remediation measures related to the material weaknesses and concluded that our internal control over financial reporting was effective as of December 31, 2024. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

We have entered into a license agreement with the Muriel Siebert Estate / Foundation under which we have a license to use the “Muriel Siebert” and “Siebert” name until 2026. In the event that the license agreement is terminated, or if the license agreement is not renewed or extended beyond 2026, we may be required to change our name and cease using the name. Any of these events could disrupt our recognition in the marketplace and otherwise harm our business.

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

Certain employees, directors and affiliates of RISE and Siebert own equity in RISE Financial Services, LLC

During the first quarter of 2022, RISE issued, and Siebert sold membership interests in RISE to certain employees, directors, and affiliates of RISE and Siebert ranging from 1% to 2% individually. This amount represented, as of the date of this Report, an aggregate of 7% of the total issued and outstanding membership interests in RISE. As of the date of this Report, Gloria E. Gebbia owns approximately 24% of RISE. As a result, the interests of the employees, directors, and affiliates of RISE and Siebert who own equity in RISE may differ from the interests of shareholders of Siebert.

Risks Related to Our Common Stock

There may be a limited public market for our common stock; Volatility.

13,908,556 shares of our common stock, or approximately 34.4% of our shares of our common stock outstanding, are currently held by non-affiliates as of March 5, 2025. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our common stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

Our principal shareholder has significant influence over us.

Gloria E. Gebbia, who is a director of Siebert, the managing member of Kennedy Cabot Acquisition, LLC (“KCA”) and the spouse of Siebert’s Chief Executive Officer, has, along with other family members, the power to nominate six directors to the Board of Directors and owns approximately 42% of our common stock as of December 31, 2024. As a result, they have significant influence on matters submitted to a vote of shareholders.

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

On April 27, 2023, Siebert entered into a Stock Purchase Agreement (the “First Tranche Stock Purchase Agreement”) with Kakaopay Corporation (“Kakaopay”), a company established under the Laws of the Republic of Korea, pursuant to which Siebert issued to Kakaopay 8,075,607 shares of Siebert’s common stock, which represented at the time of issuance 19.9% of the outstanding equity securities of Siebert on a fully diluted basis. The First Tranche closed on May 18, 2023 and, in connection therewith, we entered into a Registration Rights and Lock-Up Agreement, dated as of May 19, 2023 (the “Registration Rights Agreement”), with Kakaopay. In accordance with the Registration Rights Agreement and the Settlement Agreement (as defined below), we filed a registration statement with the SEC registering these shares for resale. The number of shares of common stock could be significant in relation to our currently outstanding common stock and the historical trading volume of our common stock. The sale by Kakaopay of all or a significant portion of the shares of common stock could have a material adverse effect on the market price of our common stock. In addition, the perception in the public markets that Kakaopay might sell all or a portion of the shares of common stock could also, in and of itself, have a material adverse effect on the market price of our common stock.

The price of our common stock in the public markets has experienced, and may in the future experience, extreme volatility due to a variety of factors, many of which are beyond our control.

Since our common stock started trading on the Nasdaq Capital Market, our common stock has been relatively thinly traded and at times been subject to price volatility. The average daily trading volume from January 1, 2024 to December 31, 2024 was approximately 24,327 shares.

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

We did not pay any dividends in 2024 or 2023. Payment of future cash dividends on our common stock will depend on our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend upon a number of factors that the Board of Directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock.

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

The direction and level of interest rates are important factors in our earnings. Our earnings are affected by the difference between the interest rates earned on interest-earning assets such as loans and investment securities and interest rates paid on interest-bearing liabilities such as deposits and borrowings. Decreases in interest rates negatively impact our revenue by reducing the margin and other interest income, as well as distribution fees received from money market securities. Lower rates can compress net interest margins, impacting the profitability of our interest-earning assets and affecting overall revenue.

As the U.S. economy navigates a period of stabilization, inflation remains elevated, and the Federal Reserve may raise, maintain or lower rates in the future in response to evolving economic conditions. While we believe the current interest rate environment may present challenges, a decrease in rates could reduce our interest revenue if yields on interest-earning assets decline without a corresponding decrease in our funding costs, compress net interest margins if competitive pressures prevent us from lowering deposit rates, and impact market conditions by reducing trading volumes, spreads, and demand for certain brokerage products.

A prolonged economic slowdown, volatility in the markets, a recession, and uncertainty in the markets could impair our business and harm our operating results.

Our businesses are, and will continue to be, susceptible to economic slowdowns, recessions and volatility in the markets, which may lead to financial losses for our customers, and a decrease in revenues and operating results. In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the U.S. and the European Union, renewed concern about China’s economy, geopolitical conflicts, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate negative impact on our overall results of operations.

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

The securities brokerage industry has experienced significant consolidation, which may continue in the future, likely increasing competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them on better terms, such as higher interest rates paid on cash held in client accounts. We believe that such changes in the industry will continue to strengthen existing competitors and attract additional competitors such as banks, insurance companies, providers of online financial and information services, and others. Many of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than we do. We compete with a wide variety of vendors of financial services for the same customers. Many of these competitors conduct extensive marketing campaigns and may have or achieve exceptional market name recognition. We may not be able to compete effectively with current or future competitors with stronger capital positions, greater name recognition or who partner or combine with other larger firms.

Some competitors in the discount brokerage business offer services which we may not offer. In addition, some competitors have continued to offer flat rate execution fees that are lower than some of our published rates. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow. Continued or increased competition from ultra-low costs, flat-fee brokers and broader service offerings from other discount brokers could limit our growth or lead to a decline in our customer base which would adversely affect our business, results of operations and financial condition. Further, if we are not able to update or adapt our products and services to take advantage of the latest technologies and standards, or are otherwise unable to offer services to mobile and desktop computing platforms to a growing self-directed investor market, it could have a material adverse effect on our ability to compete.

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

The soundness of other financial institutions and intermediaries affects us.

We face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. As a result of the consolidation over the years of clearing agents, exchanges and clearing houses, our exposure to certain financial intermediaries has increased and could affect our ability to find adequate and cost-effective alternatives should the need arise. Any failure, termination or constraint of these intermediaries could adversely affect our ability to execute transactions, service our clients and manage our exposure to risk.

Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, and counterparties or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mortgage originators and other institutional clients. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due us. Although we have not suffered any material or significant losses as a result of the failure of any financial counterparty, any such losses in the future may materially adversely affect our results of operations.

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

Cybersecurity Risk Management & Strategy

We utilize the widely recognized National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) as the foundation of our cybersecurity program, with strategic direction aligned to the following core functions:

●	Identify: We continuously assess our systems, data, and vulnerabilities to understand our cybersecurity risk profile. We enlist third-party cybersecurity consultants and vendors to support our cybersecurity efforts, tapping into their specialized knowledge and insights to assess and test the effectiveness of our cybersecurity program and to inform decision-making on detection and the deployment of defense measures, commensurate with our risk profile. As part of our Vendor Risk Management program, we periodically examine our third-party providers’ and vendors’ risks by reviewing the content and enforcement of their cybersecurity standards, policies, and procedures. We also employ real-time monitoring to detect suspicious activity in order to minimize risks associated with data breaches or other security incidents that may arise from third-party sources or insider threats.

●	Protect: We implement technical safeguards, including access controls, data encryption, network security, endpoint protection, and regular vulnerability patching. Our employee training and awareness programs are designed to improve cybersecurity awareness throughout the organization, and we are committed to educating our employees on security best practices in an industry-relevant context, relating to topics such as anti-money laundering, social engineering, and fraud prevention.

●	Detect: We employ automated monitoring tools and operational procedures for timely detection of anomalies, cybersecurity events, and potential cybersecurity incidents.

●	Respond: We have a Security Incident Response Plan, which is supported by operational procedures, to help guide response teams to prioritize and execute containment, investigation, eradication, and communication for confirmed cybersecurity incidents or breaches.

●	Recover: Our Business Continuity & Disaster Recovery Plan is in place to enable response to significant business disruptions and timely restoration of systems, data, and business operations following confirmed cybersecurity incidents or disaster scenarios.

We also incorporate industry-relevant context and emphasize security considerations beyond the core NIST CSF functions:

●	Regulatory Compliance: We integrate cybersecurity controls that address requirements of FINRA, SEC, and other relevant regulatory bodies.

●	Financial Transaction Security: We employ specific fraud detection and prevention measures to protect client funds and trading operations.

●	Market Integrity: We strive to safeguard systems and data that contribute to fair and efficient markets.

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

As of the filing of this Report, we are not aware of any cybersecurity incidents that occurred during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect us, including with respect to our business strategy, results of operations or financial condition. We acknowledge that we cannot eliminate all cybersecurity risks within our organization, and we cannot guarantee that any undetected cybersecurity incidents have occurred. For additional information about these risks, see Part I, Item 1A, - Risk Factors of this Report.

Cybersecurity Governance

The management and assessment of cybersecurity risks and related risk management processes are handled primarily by our Chief Information Security Officer (“CISO”), whose experience includes approximately 25 years of cybersecurity experience leading and building cybersecurity programs for global Fortune 500 companies. Our CISO’s extensive cybersecurity background is supplemented with industry-leading certifications and credentials such as Cisco’s CCIE Security, Palo Alto Networks (PNCSE, PCDRA, PSE), Juniper Networks (JNCIS), and Checkpoint (CCSE) specializations on Endpoint Detection and Security Architecture. Our Chief Technology Officer (“CTO”), whose experience includes approximately 25 years of managing technology strategy and programs at public financial services organizations. The CTO also has key responsibilities and provides input into the management of our cybersecurity risks from a technology perspective. In order to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, our CISO, CTO, and respective technology and operations teams monitor the cybersecurity threat landscape, plan and implement security controls, and detect and respond to cybersecurity threats and incidents using a combination of security tooling, automated systems, and manual processes.

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

ITEM 2. PROPERTIES

We currently maintain our headquarters and 10 branch offices that customers can visit to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Nevertheless, most of our activities are conducted on the internet or by telephone and mail. We operate our business out of the following offices:

Approximate Square Feet
Corporate Headquarters
Miami Beach, FL – 653 Collins Avenue	12,000

Branch Offices
Beverly Hills, CA – 190 N Canon	900
Beverly Hills, CA – 9378 Wilshire	3,500
Boca Raton, FL	1,600
Boston, MA	1,700
Calabasas, CA	3,200
Horsham, PA	2,000
Omaha, NE	2,900
Seal Beach, CA	800
Tampa, FL	1,000
New York, NY	8,000

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we may be subject to various proceedings and claims arising from our business activities, including lawsuits, arbitration claims and regulatory matters. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the business, which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages. In our opinion, based on currently available information, the ultimate resolution of current matters will not have a material adverse impact on our financial position and results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Capital Market, under the symbol “SIEB.” The number of common stockholders of record as of March 11, 2025, was 79. The closing market price per share on that date was $2.22. Based on information available to us, we believe there are approximately 3,328 beneficial holders of our common stock as of March 13, 2025.

Dividend Policy

No dividends were paid to shareholders during 2024 and 2023. Our Board of Directors periodically considers whether to declare dividends, and any future decision to pay dividends is at the discretion of the Board of Directors. In considering whether to pay such dividends, our Board of Directors will review our earnings, capital requirements, economic forecasts and such other factors as are deemed relevant.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2024, the Company granted 150,000 shares of restricted common stock, subject to vesting over the vesting period, as compensation to consultants of the Company. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). Refer to Note 23 – Employee Benefit Plans for more detail.

On May 28, 2024, the Company granted 70,000 shares of restricted common stock that were fully vested upon grant date as compensation to a consultant of the Company. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act. Refer to Note 23 – Employee Benefit Plans for more detail.

ITEM 6.  [RESERVED]

None.

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

Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, to the direction of the U.S. equity and fixed-income markets. Market volatility, overall market conditions, interest rates, economic, political, and regulatory trends, and industry competition are among the factors which could affect us, and which are unpredictable and beyond our control. These factors affect the financial decisions made by market participants who include investors and competitors, impacting their level of participation in the financial markets. In addition, in periods of reduced financial market activity, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, as well as portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

Financial Overview

In 2024, earnings per share were $0.33, compared to earnings per share of $0.21 in 2023. In 2024, our net revenues were $83.9 million and net income was $13.3 million, compared to net revenues of $71.5 million and net income of $7.8 million in 2023.

Financial highlights as of December 31, 2024:

●	Retail customer net worth increased by 13% to $18.0 billion compared to 2023

●	Revenue related to stock borrow / stock loan increased by 19% to 19.2 million compared to 2023

●	Revenue related to commissions and fees increased by 32% to $9.6 million compared to 2023

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

The following table presents simulated changes to net interest revenue over the next 12 months beginning December 31, 2024 and 2023 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	As of December 31,
	2024	2023
Increase of 200 basis points	32%	36%
Increase of 100 basis points	18%	20%
Increase of 50 basis points	11%	5%
Decrease of 50 basis points	(4)%	(3)%
Decrease of 100 basis points	(11)%	(10)%
Decrease of 200 basis points	(26)%	(25)%

The difference in our simulated incremental increases and decreases in the market interest rates as of December 31, 2024 compared to 2023 is primarily due to an increase in the proportion of segregated cash to segregated securities and a decrease in the proportion of margin debit balances to cash credit balances.

Technology Initiatives

At the end of 2023, we hired new technology personnel, changed our primary software development vendor, and made investments in technology development.

Some of these technology investments include the development of a Siebert mobile trading application, online platform for our retail customer base and corporate services clients, as well as upgrades to our technological and operational infrastructure to support these platforms and future growth. We believe that these ongoing investments in technology will be key to meeting the needs of our retail customers, correspondent clearing, corporate services as well as expand into new markets and demographics.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail Customers

	As of December 31,
	2024	2023
Retail customer net worth (in billions)	$18.0	$15.9
Retail customer margin debit balances (in billions)	$0.4	$0.3
Retail customer credit balances (in billions)	$0.4	$0.5
Retail customer money market fund value (in billions)	$0.8	$0.7
Retail customer accounts	160,054	153,727

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represent client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represent the number of retail customers

Consolidated Statements of Operations and Financial Condition

Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023

Revenue

Commissions and fees for the year ended December 31, 2024 were $9,615,000 and increased by $2,339,000 from the corresponding period in the prior year, primarily due to strong market conditions.

Interest, marketing and distribution fees for the year ended December 31, 2024 were $32,407,000 and increased by $2,830,000 from the corresponding period in the prior year primarily due to an increase in interest income received on U.S. government securities and bank deposits.

Principal transactions and proprietary trading for the year ended December 31, 2024 were $14,616,000 and increased by $1,522,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

The increase in realized and unrealized gain on primarily riskless principal transactions was primarily due to market conditions. The decrease in unrealized gain on our portfolio of U.S. government securities was due to the maturity of certain U.S. government securities and a decrease in investment in U.S. government securities based on market yields and cash needs.

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Year Ended December 31,
	2024	2023	Year over Year Increase
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$14,251,000	$9,275,000	$4,976,000
Realized and unrealized gain (loss) on portfolio of U.S. government securities	365,000	3,819,000	(3,454,000)
Total Principal transactions and proprietary trading	$14,616,000	$13,094,000	$1,522,000

Market making for the year ended December 31, 2024 was $2,255,000 and increased by $951,000 from the corresponding period in the prior year, primarily due to strong equity markets.

Stock borrow / stock loan for the year ended December 31, 2024 was $19,249,000 and increased by $3,077,000 from the corresponding period in the prior year, primarily due to a growth in stock locate services.

Advisory fees for the year ended December 31, 2024 were $2,369,000 and increased by $441,000 from the corresponding period in the prior year, primarily due to growth in platform assets.

Other income for the year ended December 31, 2024 was $3,390,000 and increased by $1,227,000 from the corresponding period in the prior year, primarily due to fees related to an increase in maintenance fees during the current year.

Operating Expenses

Employee compensation and benefits for the year ended December 31, 2024 were $43,999,000 and increased by $12,063,000 from the corresponding period in the prior year, primarily due to an increase in commission payouts and executive compensation.

Clearing fees, including execution costs for the year ended December 31, 2024 were $1,607,000 and decreased by $65,000 from the corresponding period in the prior year.

Technology and communications expenses for the year ended December 31, 2024 were $3,940,000 and increased by $576,000 from the corresponding period in the prior year, primarily due to an expansion of technological infrastructure.

Other general and administrative expenses for the year ended December 31, 2024 were $4,488,000 and increased by $78,000 from the corresponding period in the prior year.

Data processing expenses for the year ended December 31, 2024 were $3,200,000 and decreased by $36,000 from the corresponding period in the prior year.

Rent and occupancy expenses for the year ended December 31, 2024 were $1,631,000 and decreased by $242,000 from the corresponding period in the prior year, primarily due to a discontinued rent expense related to the temporary Miami office.

Professional fees for the year ended December 31, 2024 were $5,578,000 and increased by $1,119,000 from the corresponding period in the prior year, primarily due to an increase in legal and accounting fees offset by a decrease in consulting services.

Depreciation and amortization expenses for the year ended December 31, 2024 were $1,380,000 and decreased by $640,000 from the corresponding period in the prior year, primarily due to the write off of development related to integration of a technology platform that occurred in the prior year.

Interest expense for the year ended December 31, 2024 was $262,000 and decreased by $1,000 from the corresponding period in the prior year.

Advertising and promotion expenses for the year ended December 31, 2024 were $348,000 and increased by $193,000 from the corresponding period in the prior year, primarily due to an increase in marketing initiatives in 2024.

Non-Operating Income (Loss)

The earnings of equity method investment in related party for the year ended December 31, 2024 was $0 and decreased by $111,000 from the corresponding period in the prior year, primarily due to the exit of our investment in Tigress in the third quarter of 2023.

The impairment of investments for the year ended December 31, 2024 was $0 and decrease by $1,035,000 from the corresponding period in the prior year, primarily due to the impairment of our investment in a technology provider of a trading platform and the impairment of our investment in Tigress occurring in 2023.

Transaction termination costs for the year ended December 31, 2024 was $0 and decreased by $5,943,000 from the corresponding period in the prior year due to costs associated with the termination of the Kakaopay transaction in 2023.

Provision For (Benefit From) Income Taxes

The provision for income taxes for the year ended December 31, 2024 was $4,165,000 and increased by $750,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to increased profitability year over year. Refer to Note 17 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 2 – Summary of Significant Accounting Policies, we consolidate RISE’s financial results into our consolidated financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interests in our consolidated financial statements. The net income attributable to noncontrolling interests for the year ended December 31, 2024 was $17,000, and decreased by $1,000 from the corresponding period in the prior year.

Consolidated Statements of Financial Condition as of December 31, 2024 and 2023

Assets

Assets as of December 31, 2024 were $519,668,000 and decreased by $282,132,000 from December 31, 2023, primarily due to a decrease in securities borrowed and cash and securities segregated, partially offset by an increase in cash and cash equivalents.

Liabilities

Liabilities as of December 31, 2024 were $434,576,000 and decreased by $296,515,000 from December 31, 2023, primarily due to a decrease in securities loaned and payables to customers.

Liquidity and Capital Resources

Overview

As of December 31, 2024, a significant portion of our assets were liquid in nature, providing us with flexibility in financing our business. A significant portion of our assets not held by customers or used for stock borrow / stock loan consisted primarily of cash and cash equivalents, securities owned, at fair value, which are marked-to-market daily, and receivables from and deposits with broker-dealers and clearing organizations.

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

Kakaopay

The net capital infusion from Kakaopay to Siebert from the First Tranche was approximately $14.8 million after the issuance cost. This capital is currently being used to enhance our regulatory capital and is primarily invested in U.S. government securities and is in the line item “Securities owned, at fair value” in the consolidated statements of financial condition. Refer to Note 6 – Kakaopay Transaction for further detail.

Cash and Cash Equivalents

Our cash and cash equivalents were $32.6 million and $5.7 million as of December 31, 2024 and 2023, respectively.

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

BMO Credit Agreement

On November 22, 2024, MSCO entered into a Credit Agreement (the “BMO Credit Agreement”) with BMO Harris Bank (“BMO Harris”). The BMO Credit Agreement provides for a revolving credit facility of up to $20,000,000. We may use any borrowings under the BMO Credit Agreement to finance NSCC Deposit Requirements (other than an Adequate Assurance Deposit) and withdrawals from a Reserve Account. As part of the agreement, we entered into a Parent Guaranty agreement guaranteeing repayment of any debt issued to MSCO.

Borrowings under the BMO Credit Agreement will bear interest on the outstanding daily balance at a rate of interest per annum equal 2.5% plus the greater of: (a) Term SOFR for such day plus 0.11448% and (b) Federal Funds Target Range – Upper Limit and (c) 0.25%. The annual commitment fee is equal to one half of one percent (0.50%) of the average daily unused portion of the commitment of $20,000,000. The BMO Credit Agreement contains customary affirmative covenants and negative covenants and requires MSCO maintain minimum total regulatory capital of $45,000,000, excess net capital of 20,000,000, assets to total regulatory capital ratio of not more than 5.0 to 1.0, and a minimum liquidity ratio of not less than 1.0.

We satisfied its condition precedent to deliver a legal option to BMO Harris on December 18, 2024.

Debt Agreements

We have $4.2 million outstanding on our mortgage with East West Bank and an unutilized line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris as of December 31, 2024. As of December 31, 2024, we were in compliance with all covenants related to our debt agreements.

Cash Requirements

The following table summarizes our short and long-term material cash requirements as of December 31, 2024.

	Payments Due by Period
	2025	2026	2027	2028	2029	Thereafter	Total
Operating lease commitments	$1,048,000	$836,000	$594,000	$503,000	$45,000	$—	$3,026,000
Kakaopay fee (1)	2,000,000	1,000,000	—	—	—	—	3,000,000
Mortgage with East West Bank (2)	88,000	91,000	95,000	98,000	112,000	3,744,000	4,228,000
Technology vendors (3)	872,000	—	—	—	—	—	872,000
Broadridge contract (4)	407,000	170,000	—	—	—	—	577,000
Total	$4,415,000	$2,097,000	$689,000	$601,000	$157,000	$3,744,000	$11,703,000

(1)	Pursuant to the Settlement Agreement with Kakaopay, we are obligated to pay Kakaopay a fee of $5 million payable in ten quarterly installments that began in the first quarter of 2024. Refer to Note 6 – Kakaopay Transaction for further detail.

(2)	On December 30, 2021, we purchased the Miami office building and financed part of the purchase price with a mortgage with East West Bank.

(3)	We have entered into agreements with technology vendors for certain development projects related to our Retail Platform. As of December 31, 2024, we have incurred approximately $3.4 million out of the $4.3 million total budget for these vendors.

(4)	In June 2023, we entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC with a total minimum expense of approximately $1.2 million for this arrangement.

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

MSCO can transfer funds to Siebert as long as it maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the years ended December 31, 2024 and 2023, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 18 – Capital Requirements for more detail on our capital requirements.

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

For the year ended December 31, 2024, cash used in operating activities increased by $14.9 million compared to 2023, which was primarily driven by the inclusion of cash and securities segregated for regulatory purposes, which were previously not presented in the operating section. The increase was further impacted by the outflows related to the Kakao settlement and contract termination payments, as well as a decrease in payables to customers and securities loaned. These outflows were partially offset by inflows from securities borrowed, receivables from customers, and other working capital adjustments.

For the year ended December 31, 2024, cash used in investing activities increased by $3.5 million compared to 2023, which was primarily driven by the acquisition of GE as well as certain development projects related to our Retail Platform in 2024.

For the year ended December 31, 2024, we had a cash outflow of $0.1 million from financing activities, compared to a net cash inflow of $13.0 million in 2023, which was primarily driven by the issuance of the Company’s common stock related to the transaction with Kakaopay in 2023. Refer to Note 6 – Kakaopay Transaction for additional detail.

Long Term Contracts

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS will pay us four annual credits of $100,000 over the term of the agreement. The amendment also provides for an early termination fee; however, as of December 31, 2024, we do not expect to terminate the contract with NFS before the end of the contract term. Refer to Note 16 – Deferred Contract Incentive and Note 21 – Commitments, Contingencies and Other for additional detail.

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

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the years ended December 31, 2024 and 2023. Refer to Note 19 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

Uncertain Tax Positions

We account for uncertain tax positions in accordance with the authoritative guidance issued under FASB ASC Subtopic 740-10, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC Subtopic 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements

We recognize interest and penalties related to unrecognized tax benefits on the provision for income taxes line in the statements of operations. Accrued interest and penalties would be included on the related tax liability line in the statements of financial condition.

As of both December 31, 2024 and 2023, the Company recorded an uncertain tax position of $1,354,000 and $1,405,000, respectively, related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

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

We record uncertain tax positions in accordance with FASB ASC Topic 740 – “Improvements to Income Tax Disclosures” (“Topic 740”) on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the provision for income taxes line in the consolidated statements of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated statements of financial condition.

Disregarded entities and income tax treatment

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

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies for information regarding new Accounting Standards Updates (“ASU”s) issued by the FASB.

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

See “Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations - Trends and Key Factors Affecting our Operations” of this Report for our quantitative and qualitative disclosures about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 173)

Shareholders and the Board of Directors of

Siebert Financial Corp. and Subsidiaries

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Siebert Financial Corp. and Subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from the following types of services: Commissions and Fees; Principal Transactions and Proprietary Trading; Market Making; Stock Borrow and Stock Loan; Advisory Services; Interest, Marketing and Distribution Fees; and Other Income. Some of the revenue streams are related to revenues from contracts with customers, which falls under the scope of the accounting standard for revenue from contracts with customers (ASC 606) while certain revenue streams are generated from financial instruments and are not in the scope of ASC 606.

The principal considerations for our determination that revenue recognition is a critical audit matter are the complexities and challenges related to auditing the significant number of revenue streams with different applications of revenue recognition, the automated processes to record revenue involving multiple information systems, and the significant volume of information used in the calculation of each revenue stream supported by automated systems to process and record these transactions. As previously disclosed by management, there was a material weakness identified over the Company's Information Technology General Controls (ITGCs) that are used to process the high volume of revenue transactions that existed during the year. These factors resulted in a high level of audit effort required and involvement of professionals with expertise in information technology (IT) necessary for us to identify, test, and evaluate the Company’s systems and automated controls.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

Performing substantive test of details over all relevant assertions for revenue streams which included:

o	Evaluating management’s revenue recognition policies for compliance with ASC 606 for contracts with customers.

o	Evaluating management's revenue recognition policies for compliance with relevant accounting standards for revenue from financial instruments.

o	Performing transaction testing by agreeing amounts recognized to contractual agreements and testing the mathematical accuracy of the recorded revenue.

o	Confirming related accounts receivable balances directly with counterparties and vouched cash collection.

o	Testing the fair values for applicable revenue lines including the fair value of underlying instruments utilized in the recognition of revenue.

o	Testing the completeness of revenue recognized within the period through performing cut-off procedures around period-end.

o	Testing completeness and accuracy of reports utilized in our audit procedures.

/s/ Crowe LLP

We have served as the Company's auditor since 2024.

New York, New York

March 28, 2025

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2024	2023
ASSETS

Current assets
Cash and cash equivalents	$32,629,000	$5,735,000
Cash and securities segregated for regulatory purposes; (Cash of $135.8 million, securities with a fair value of $68.8 million as of December 31, 2024; Cash of $158.8 million, securities with a fair value of $115.5 million as of December 31, 2023)	204,587,000	274,317,000
Receivables from customers	84,367,000	72,823,000
Receivables from broker-dealers and clearing organizations	3,920,000	3,863,000
Receivables from non-customers	607,000	241,000
Other receivables	2,744,000	2,424,000
Prepaid expenses and other assets	2,257,000	1,700,000
Securities borrowed	139,040,000	394,709,000
Securities owned, at fair value	21,385,000	18,038,000
Total Current assets	491,536,000	773,850,000

Deposits with broker-dealers and clearing organizations	4,227,000	7,885,000
Property, office facilities, and equipment, net	10,245,000	9,404,000
Software, net	4,836,000	1,432,000
Intangible assets, net	697,000	—
Lease right-of-use assets	2,390,000	2,736,000
Deferred tax assets	3,418,000	4,504,000
Goodwill	2,319,000	1,989,000
Total Assets	$519,668,000	$801,800,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$227,129,000	$289,777,000
Payables to non-customers	3,297,000	713,000
Drafts payable	1,331,000	1,726,000
Payables to broker-dealers and clearing organizations	444,000	481,000
Accounts payable and accrued liabilities	5,240,000	3,639,000
Taxes payable	2,183,000	2,313,000
Securities loaned	184,962,000	419,433,000
Securities sold, not yet purchased, at fair value	26,000	2,000
Current portion of lease liabilities	886,000	759,000
Current portion of long-term debt	88,000	84,000
Current portion of deferred contract incentive	496,000	808,000
Current portion of contract termination liability	1,748,000	1,898,000
Total Current liabilities	427,830,000	721,633,000

Lease liabilities, less current portion	1,787,000	2,227,000
Long-term debt, less current portion	4,140,000	4,229,000
Deferred contract incentive, less current portion	—	438,000
Contract termination liability, less current portion	819,000	2,564,000
Total Liabilities	434,576,000	731,091,000

Commitments and Contingencies

Equity
Stockholders’ equity
Common stock, $.01 par value; 100,000,000 shares authorized; 41,120,936 shares issued and 40,120,936 shares outstanding as of December 31, 2024, respectively. 40,580,936 shares issued and 39,580,936 shares outstanding as of December 31, 2023.	412,000	406,000
Treasury stock, at cost; 1,000,000 and 1,000,000 shares held as of December 31, 2024 and 2023, respectively.	(2,510,000)	(2,510,000)
Additional paid-in capital	46,090,000	45,016,000
Retained earnings	40,094,000	26,808,000
Total Stockholders’ equity	84,086,000	69,720,000
Noncontrolling interests	1,006,000	989,000
Total Equity	85,092,000	70,709,000

Total Liabilities and Equity	$519,668,000	$801,800,000

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Revenue
Commissions and fees	$9,615,000	$7,276,000
Interest, marketing and distribution fees	32,407,000	29,577,000
Principal transactions and proprietary trading	14,616,000	13,094,000
Market making	2,255,000	1,304,000
Stock borrow / stock loan	19,249,000	16,172,000
Advisory fees	2,369,000	1,928,000
Other income	3,390,000	2,163,000
Total Revenue	83,901,000	71,514,000

Expenses
Employee compensation and benefits	43,999,000	31,936,000
Clearing fees, including execution costs	1,607,000	1,672,000
Technology and communications	3,940,000	3,364,000
Other general and administrative	4,488,000	4,410,000
Data processing	3,200,000	3,236,000
Rent and occupancy	1,631,000	1,873,000
Professional fees	5,578,000	4,459,000
Depreciation and amortization	1,380,000	2,020,000
Interest expense	262,000	263,000
Advertising and promotion	348,000	155,000
Total Expenses	66,433,000	53,388,000

Operating income	17,468,000	18,126,000

Earnings of equity method investment in related party	—	111,000
Impairment of investments	—	(1,035,000)
Transaction termination costs	—	(5,943,000)
Non-operating loss	—	(6,867,000)

Income (loss) before provision for (benefit from) income taxes	17,468,000	11,259,000
Provision for (benefit from) income taxes	4,165,000	3,415,000
Net income (loss)	13,303,000	7,844,000
Less net income (loss) attributable to noncontrolling interests	17,000	18,000
Net income (loss) available to common stockholders	$13,286,000	$7,826,000

Net income (loss) available to common stockholders per share of common stock
Basic and diluted	$0.33	$0.21

Weighted average shares outstanding
Basic and diluted	39,951,510	37,070,366

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2023	32,505,329	$325,000	—	$—	$29,642,000	$18,982,000	$48,949,000	$971,000	$49,920,000
Kakaopay transaction, net of issuance cost	8,075,607	81,000	—	—	14,814,000	—	14,895,000	—	14,895,000
Non-cash consideration due to Kakaopay transaction	—	—	—	—	560,000	—	560,000	—	560,000
Reacquisition of shares outstanding	—	—	1,000,000	(2,510,000)	—	—	(2,510,000)	—	(2,510,000)
Net income	—	—	—	—	—	7,826,000	7,826,000	18,000	7,844,000
Balance – December 31, 2023	40,580,936	$406,000	1,000,000	$(2,510,000)	$45,016,000	$26,808,000	$69,720,000	$989,000	$70,709,000
Transaction with J2 Financial	200,000	2,000	—	—	348,000	—	350,000	—	350,000
Share-based compensation	340,000	4,000	—	—	726,000	—	730,000	—	730,000
Net income	—	—	—	—	—	13,286,000	13,286,000	17,000	13,303,000
Balance – December 31, 2024	41,120,936	$412,000	1,000,000	$(2,510,000)	$46,090,000	$40,094,000	$84,086,000	$1,006,000	$85,092,000

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$13,303,000	$7,844,000
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Deferred income tax expense	1,086,000	(107,000)
Depreciation and amortization	1,380,000	2,020,000
Share-based compensation	460,000	—
Interest related to contract termination liability payment	102,000	—
Earnings of equity method investment in related party	—	(111,000)
Impairment of investments	—	1,035,000
Transaction termination costs - Kakaopay fee	—	4,462,000

Changes in
Securities segregated for regulatory purposes	46,757,000	25,463,000
Receivables from customers	(11,544,000)	(20,766,000)
Receivables from non-customers	(366,000)	(141,000)
Receivables from and deposits with broker-dealers and clearing organizations	3,601,000	(1,343,000)
Securities borrowed	255,669,000	(57,800,000)
Securities owned, at fair value	(3,347,000)	(14,834,000)
Prepaid expenses and other assets	(862,000)	(269,000)
Payables to customers	(62,648,000)	(31,614,000)
Payables to non-customers	2,584,000	(10,793,000)
Drafts payable	(395,000)	(658,000)
Payables to broker-dealers and clearing organizations	(37,000)	(179,000)
Accounts payable and accrued liabilities	1,601,000	1,132,000
Securities loaned	(234,471,000)	92,253,000
Securities sold, not yet purchased, at fair value	24,000	—
Net lease liabilities	33,000	69,000
Taxes payable	(130,000)	1,261,000
Deferred contract incentive	(750,000)	(750,000)
Contract termination payment	(1,997,000)	—
Technology platform integration	—	(978,000)
Net cash used in operating activities	10,053,000	(4,804,000)

Cash Flows from Investing Activities
Purchase of office facilities and equipment	(223,000)	(223,000)
Purchase of software	(3,234,000)	(894,000)
Additions to property, office facilities, and equipment	(1,432,000)	(1,442,000)
Transaction with J2 Financial	(35,000)	—
Cash paid for GE acquisition, net of cash acquired	(1,123,000)	—
Net cash used in investing activities	(6,047,000)	(2,559,000)

Cash Flows from Financing Activities
Kakaopay issuance cost	—	(1,589,000)
Shares issued for Kakaopay transaction	—	17,363,000
Repayments of long-term debt	(85,000)	(2,734,000)
Net cash provided by (used in) financing activities	(85,000)	13,040,000

Net change in cash and cash equivalents, and cash segregated for regulatory purposes	3,921,000	5,677,000
Cash and cash equivalents, and cash segregated for regulatory purposes - beginning of year	164,537,000	158,860,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of year	$168,458,000	$164,537,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of year	$32,629,000	$5,735,000
Cash segregated for regulatory purposes - end of year	135,829,000	158,802,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of year	$168,458,000	$164,537,000

Supplemental cash flow information
Cash paid during the year for income taxes	$3,210,000	$2,260,000
Cash paid during the year for interest	$160,000	$263,000

Non-cash investing and financing activities
Kakaopay issuance cost (1)	$—	$(318,000)
Transaction with J2 Financial (2)	$350,000	$—
Share-based compensation (3)	$270,000	$—
Treasury stock (4)	$—	$(2,510,000)
Non-cash consideration due to Kakaopay transaction(1)	$—	$(560,000)
Non-cash consideration due to Kakaopay transaction(1)	$—	$560,000

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

(1)	Refer to Note 6 – Kakaopay Transaction for further detail
(2)	Refer to Note 10 – Software, net for further detail
(3)	Refer to Note 23 – Employee Benefit Plans for further detail
(4)	Refer to Note 4 – Transaction with Tigress for further detail

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Overview

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned and majority-owned subsidiaries:

●	Muriel Siebert & Co., Inc. (“MSCO”) provides retail brokerage services. MSCO is a Delaware corporation and broker-dealer registered with the SEC under the Exchange Act and the Commodity Exchange Act of 1936, and member of FINRA, NYSE, SIPC, Euroclear, NFA, and CFTC.

●	Siebert AdvisorNXT, Inc. (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as an RIA under the Advisers Act.

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC (“RISE”) is a Delaware limited liability company and a broker-dealer registered with the SEC, CFTC, FINRA, SIPC, and NFA.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

●	Gebbia Entertainment, LLC (“GE”) is a Florida limited liability company and provides media entertainment services.

For purposes of this Report, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, STXD, and GE, collectively, unless the context otherwise requires.

Effective January 1, 2024, MSCO changed its name from Muriel Siebert & Co., Inc. to Muriel Siebert & Co., LLC, and SNXT changed its name to from Siebert AdvisorNXT, Inc. to Siebert AdvisorNXT, LLC with their tax status changing from C-Corporations to LLCs under state law.

The Company is headquartered in Miami Beach, FL, with primary operations in Florida, New York and California. The Company has 10 branch offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company engages in a single line of business as a securities broker-dealer, providing comprehensive brokerage services including custody and clearing of retail accounts, insurance and advisory services, principal transaction and proprietary trading, market making, and securities lending. The Company currently has no other reportable segments. All of the Company’s revenues for the years ended December 31, 2024 and 2023 were derived from its operations in the U.S.

The Company has evaluated the impact of its recent acquisition of GE on its consolidated financial statements and has determined that the acquisition is immaterial. As of December 31, 2024, the Company operates as a single reportable segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective. Management will continue to monitor the financial significance of the GE acquisition and may report additional segments in accordance with FASB ASC Topic 280 – “Improvements to Reportable Segment Disclosures” (“Topic 280”).

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

Reclassification

Certain amounts for the year ended December 31, 2024 and 2023, and certain cash flows within the Investing Activities section have been reclassified to conform to the presentation of the current period. The reclassification has not materially impacted the Company’s consolidated financial statements, and did not result in a change in total revenue, net income or cash flows from operations or investing activities for the periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Siebert and all other entities in which we have a controlling financial interest. The Company determines whether it has controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”). Upon consolidation, all intercompany balances and transactions are eliminated. The Company’s ownership in RISE was 68% as of both December 31, 2024 and 2023. Refer to Note 5 – RISE for more information.

For consolidated subsidiaries that are not wholly-owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income or loss attributable to noncontrolling interests for such subsidiaries is presented as net income or loss attributable to noncontrolling interests in the consolidated statements of operations. The portion of total equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests in the consolidated statements of financial condition.

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over its operating and financial decisions, the Company applies the equity method of accounting with net income and losses recorded in earnings of equity method investment in related party.

Voting Interest Entities

The Company evaluates whether an entity qualifies as a VOE and determines the appropriateness of consolidation on a quarterly basis. The Company consolidates a VOE when it holds a majority voting interest, directly or indirectly, and has the power to direct the activities of the entity that most significantly impact its economic performance. When assessing consolidation under the voting interest model, the Company considers all relevant facts and circumstances, including its ability to exercise control through voting rights and the extent of its ownership interest. If the Company determines it holds a controlling financial interest in the VOE, the entity is consolidated in the Company’s financial statements.

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

Segment Information

The Company operates and reports financial information in one operating segment, consistent with the way the Chief Operating Decision Maker (CODM) allocates resources and evaluates performance. Operating segments are determined based on how management organizes the business for decision-making, and the CODM regularly reviews the Company’s financial information as a whole. The Company is engaged in a single line of business as a securities broker-dealer, providing various brokerage services, including custody and clearing of retail accounts, insurance and advisory services, principal transaction and proprietary trading, market making, and securities lending.

In accordance with Topic 280, the Company discloses significant expense categories that are regularly reviewed by the CODM. The CODM evaluates performance primarily based on net income and considers excess net capital as an operational metric in maintaining capital adequacy. Since the Company has identified a single reportable segment, segment disclosures align with the consolidated financial statements, and duplicative information has been referenced where applicable. All of the Company’s revenues and substantially all of its assets are attributed to or located in the United States.

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

Accounting for Acquisitions

FASB ASC Topic 805 – “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“Topic 805”) is used for accounting in business acquisitions. Topic 805 requires that goodwill be recognized separately from assets acquired and liabilities assumed at their acquisition date fair values. Goodwill, as of the date of acquisition, is determined as the excess of the consideration transferred net of the acquisition date fair values of assets acquired and liabilities assumed. Fair value estimates at acquisition date may be assessed internally or externally using third parties. As part of the valuation and appraisal process, the third-party appraiser prepares a report assigning estimated acquisition date fair values to assets and liabilities. These fair values estimations are subjective and require careful consideration and sound judgement. Management reviews the third-party reports for fairness of the assigned values.

Fair Value

FASB ASC Topic 820 – “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“Topic 820”) defines fair value, establishes a framework for measuring fair value, and establishes a hierarchy of fair value inputs. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income, or cost approach, as specified by Topic 820, are used to measure fair value.

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

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis is as follows:

Certificates of deposit: Certificates of deposit are included in investments which are recorded at fair value, which is determined based on estimates using observable market inputs like current market rates for similar deposits with comparable maturities. When certificates of deposit are held directly with banking institutions and issued directly to the Company, these are categorized within cash equivalents in level 2 of the fair value hierarchy. When certificates of deposit are available for trading, they are categorized within securities owned, at fair value in level 2 of the fair value hierarchy.

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

Cash and Cash Equivalents

Cash and cash equivalents are all cash balances that are unrestricted. The Company has defined cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business. As of December 31, 2024 and 2023, the Company did not hold any cash equivalents.

As of December 31, 2024 and 2023, the Company maintained its cash balances at various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. The Company is subject to credit risk to the extent that the financial institution with which it conducts business is unable to fulfill its contractual obligations and deposits exceed FDIC limits.

Cash and Securities Segregated for Regulatory Purposes

MSCO is subject to Exchange Act Rule 15c3-3, referred to as the “Customer Protection Rule,” which requires segregation of funds in a special reserve account for the exclusive benefit of customers.

As of December 31, 2024, the Company had approximately $135.8 million in cash segregated for regulatory purposes and $68.8 million in qualified securities segregated for regulatory purposes. As of December 31, 2023, the Company had approximately $158.8 million in cash segregated for regulatory purposes and $115.5 million in qualified securities segregated for regulatory purposes. Cash and securities segregated for regulatory purposes are held in special reserve accounts for the benefit of customers for regulatory purposes.

Current Expected Credit Losses

The Company accounts for estimated credit losses on financial assets measured at an amortized cost basis and certain off-balance sheet credit exposures in accordance with FASB ASC Subtopic 326-20 – “Financial Instruments – Credit Losses” (“Subtopic 326-20”). Subtopic 326-20 requires the Company to estimate expected credit losses over the life of its financial assets and certain off-balance sheet exposures as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts.

The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis the allowance for credit losses is reported as a valuation account in the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses if any are reported in credit loss expense.

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

The Company elected the practical expedient for FASB ASC Topic 326 – “Financial Instruments – Credit Losses” (“Topic 326”) which permits it to compare the amortized cost basis of the loaned amount with the fair value of collateral received at the reporting date to measure the estimate of expected credit losses. The Company had no expectation of credit losses for its receivables from customers as of December 31, 2024 and 2023. Management actively monitors its exposure to credit risk through daily reviews of customer receivables and all transactions are either fully collateralized or subject to credit risk management protocols, ensuring that no material unsecured or uncollateralized balances exist. Additionally, the Company has no historical material credit losses and has not incurred any material credit losses as of December 31, 2024 and 2023. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

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

The Company elected the practical expedient for Topic 326 which permits it to compare the amortized cost basis of the loaned amount with the fair value of collateral received at the reporting date to measure the estimate of expected credit losses. The Company has no expectation of credit losses for its receivables from non-customers as of December 31, 2024 and 2023. Securities beneficially owned by non-customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

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

MSCO customer transactions for the years ended December 31, 2024 and 2023 were both self-cleared and cleared on a fully disclosed basis through NFS. RISE maintained a fully disclosed clearing agreement with MSCO for customer transactions for the years ended December 31, 2024 and 2023; however, there were no customer transactions related to this clearing agreement during those years.

Receivables from and deposits with broker-dealers and clearing organizations are in scope of the amended guidance for Topic 326. The Company continually reviews the credit quality of its counterparties and historically has not experienced a default. A portion of the Company’s trades and contracts are cleared through a clearing organization and settled daily between the clearing organization and the Company. Because of this daily settlement, the amount of unsettled credit exposures is limited to the amount owed to the Company for a very short period of time. The Company continually reviews the credit quality of its counterparties. Further, management reassessed the risk characteristics of its receivables and applied the collateral maintenance practical expedient for the secured receivables in line with the CECL guidance. As a result, the Company had no expectation of credit losses for these arrangements as of December 31, 2024 and 2023.

Securities Borrowed and Securities Loaned

Securities borrowed transactions are recorded at the amount of cash collateral delivered to the counterparty. Securities loaned transactions are recorded at the amount of cash collateral received. For securities borrowed and loaned, the Company monitors the market value of the securities and obtains or refunds collateral as necessary.

The Company can elect to use an approach to measure the allowance for credit losses using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Company has elected to use this approach for its allowance for credit losses on securities borrowed. As a result of this election, and the fully collateralized nature of these arrangements, the Company had no expectation of credit losses on its securities borrowed balances as of December 31, 2024 and 2023.

Netting of Financial Assets and Financial Liabilities

Substantially all of the Company’s securities borrowing and securities lending activity is transacted under master agreements that may allow for net settlement in the ordinary course of business, as well as offsetting of all contracts with a given counterparty in the event of default by one of the parties. However, for financial statement purposes, the Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the consolidated statements of financial condition. The Company accounts for securities lending transactions in accordance with FASB ASC Subtopic 210-20 – “Disclosures about Offsetting Assets and Liabilities” (“Subtopic 210-20”). Refer to Note 19 – Financial Instruments with Off-Balance Sheet Risk for further detail.

Securities Owned and Securities Sold, Not Yet Purchased at Fair Value

Securities owned, at fair value represent marketable securities owned by the Company at trade-date valuation. Securities sold, not yet purchased, at fair value represent marketable securities sold by the Company prior to purchase at trade-date valuation. These securities are classified as trading securities and in accordance with FASB ASC Topic 940 – “Financial Services – Brokers and Dealers” (“Topic 940”), these securities are measured initially at fair value and any realized or unrealized gains or losses to fair value are included in profit or loss. Below is a table with further detail on the Company’s securities.

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

Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation for property, office facilities, and equipment are calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Type	Useful Life
Property	40 years
Property improvements	10 years
Leasehold improvements	Lesser of useful life or lease term
Office facilities and equipment	4 to 5 years

Software, Net

The Company capitalizes certain costs for certain software and amortizes them over their useful life, generally not exceeding five years. Depending on the terms of the contract, the Company either records costs from software hosting arrangements as prepaid assets and amortizes them over the contract term, or the costs are expensed as incurred.

The Company enters into certain software hosting arrangements where the associated professional development services work is capitalized and then amortized over the term of the contract. Other software costs such as routine maintenance and various data services are expensed as incurred.

Leases

The Company reviews all relevant contracts to determine if the contract contains a lease at its inception date. A contract contains a lease if the contract conveys the right to control the use of an underlying asset for a period of time in exchange for consideration. If the Company determines that a contract contains a lease, it recognizes, in the consolidated statements of financial condition, a lease liability and a corresponding right-of-use asset on the commencement date of the lease. The lease liability is initially measured at the present value of the future lease payments over the lease term using the rate implicit in the lease or, if not readily determinable, the Company’s secured incremental borrowing rate. An operating lease right-of-use asset is initially measured at the value of the lease liability minus any lease incentives and initial direct costs incurred plus any prepaid rent.

The Company’s leases are classified as operating leases and consist of real estate leases for office space, data centers and other facilities. Each lease liability is measured using the Company’s secured incremental borrowing rate, which is based on an internally developed rate based on the Company’s size, growth, risk profile and a duration similar to the lease term. The Company’s leases have remaining terms of approximately 1 to 5 years as of December 31, 2024. The Company does not include renewal options as the renewal options are not reasonably certain to be exercised; however, the Company continues to monitor the lease renewal options. The Company’s operating leases contain both lease components and non-lease components. Non-lease components are distinct elements of a contract that are not related to securing the use of the underlying assets, such as common area maintenance and other management costs. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in line item “Rent and occupancy” in the consolidated statements of operations.

Equity Method Investments

Investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are included in the line item “Equity method investment in related party” in the consolidated statements of financial condition. Under this method of accounting, the Company’s share of the net income or loss of the investee is presented before the income before provision for income taxes in the consolidated statements of operations.

The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment.

Investments, Cost

Investments in equity shares without a readily determinable fair value and for which the Company does not have the ability to exercise significant influence are accounted for at cost adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer, and impairments. As of December 31, 2024 and 2023, the Company had no investments.

Other Intangible Assets, Net

The Company accounts for intangible assets acquired in business combinations or asset acquisitions in accordance with FASB ASC Topic 350 – “Intangibles – Goodwill and Other” (“Topic 350”). Certain identifiable intangible assets acquired by the Company, including artist contracts, are recognized at fair value at the acquisition date and are amortized over their estimated useful lives on a straight-line basis. The estimated useful lives of these intangible assets are determined based on contractual terms. The Company assesses intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Additionally, the Company reviews the estimated useful lives of intangible assets annually or whenever circumstances suggest that the remaining amortization period should be revised. If a change in useful life is necessary, the asset’s remaining carrying amount is amortized prospectively over the revised useful life.

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

The Company’s annual impairment test date is December 31. The Company completed a qualitative assessment for its reporting unit during its most recent annual impairment review. The Company concluded that it has one reportable segment and tests goodwill on a consolidated basis. Based on this qualitative assessment, the Company determined that there was no evidence of impairment to the balance of its goodwill as of both December 31, 2024 and 2023.

Drafts Payable

Drafts payable represent checks drawn by the Company against customer accounts which remained outstanding and had not cleared the bank as of the end of the period.

Deferred Contract Incentive

The Company entered into an amendment with its agreement with NFS whereby the Company received a one-time business development credit of $3 million, and NFS will pay the Company four annual credits of $100,000, which are both recorded in the line item “Deferred contract incentive” in the consolidated statements of financial condition. Annual credits shall be paid on the anniversary of the date on which the first credit was paid. The business development credit and annual credits will be recognized as contra expense over four years and one year, respectively, in the line item “Clearing fees, including execution costs” in the consolidated statements of operations.

Contract Termination Liability

The Company entered into a settlement agreement with Kakaopay whereby it will pay Kakaopay $5 million, payable in ten quarterly installments that began in the first quarter of 2024.

The Company accounted for this transaction as an exit or disposal cost obligation in accordance with FASB ASC Topic 420 – “Exit or Disposal Cost Obligations” (“Topic 420”). Accordingly, the Company recognized the liability at fair value by using a present value technique that used a discount rate equivalent to the bank prime rate as of the date of the agreement. The liability is recorded on the line item “Contract termination liability” in the consolidated statements of financial condition. The expense was recorded in the line item “Transaction termination costs” in the consolidated statements of operations. Refer to Note 6 – Transaction with Kakaopay for further detail.

Revenue Recognition

The Company generated a significant portion of its revenue from financial instruments comprising of margin revenue, securities lending, principal transactions and proprietary trading, and interest revenue. These net interest and other revenues are not within the scope of FASB ASC Topic 606 – “Revenue from Contracts with Customers” (“Topic 606”), because they are generated from financial instruments covered by various other areas of GAAP. Market making activities are not within the scope of Topic 606, as they do not meet the definition of a contract with a customer under the standard. Consequently, revenue and expenses related to market making activity are accounted for separately and not included in the revenue figures presented in accordance with Topic 606.

The Company also has fee revenue and transaction revenue which are within the scope of Topic 606. Revenue from contracts with customers includes commission income charged to retail clients for executing transactions, markups on riskless principal transactions charged to retail clients for executing transactions, distribution income received from mutual funds for client transactions, stock locate fees charged to counterparties for providing locate services, payment for order flow received for executing transactions, and administrative fees to retail clients including for maintenance and other ancillary services. Under Topic 606, Revenue from Contracts with Customers, requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

The table below presents detailed information on the Company’s recognition of revenue from contracts with customers as well as revenues from financial instruments, which are outside the scope of Topic 606, by major types of services for the periods indicated.

	Year Ended December 31,
	2024	2023
Revenues from Contracts with Customers
Principal transactions and proprietary trading
Riskless principal transactions with customers	$14,130,000	$9,096,000

Commissions and fees
Brokerage commissions	7,629,000	5,927,000
Distribution fees	1,365,000	1,167,000
Insurance commissions	621,000	447,000

Stock borrow / stock loan
Retail fees (rebates)	(5,000)	(78,000)
Stock locate services	16,892,000	12,901,000

Other income
Administrative fees	1,888,000	519,000
Payment for order flow	1,454,000	1,114,000
Other commissions	48,000	265,000

Advisory fees	2,369,000	1,928,000

Total revenues from contracts with customers	$46,391,000	$33,286,000

Revenue outside the scope of Topic 606
Principal transactions and proprietary trading
Proprietary trading	486,000	3,997,000

Interest, marketing and distribution fees
Margin interest	15,440,000	16,236,000
Interest income	14,933,000	11,618,000
Marketing and distribution fees	2,034,000	1,724,000

Stock borrow / stock loan
Stock rebate revenue	2,362,000	3,349,000

Market making	2,255,000	1,304,000

Total revenue outside the scope of Topic 606	37,510,000	38,228,000

Total revenue	$83,901,000	$71,514,000

The primary sources of revenue for the Company are as follows:

Principal Transactions and Proprietary Trading

Principal transactions and proprietary trading primarily represent two revenue streams. The first revenue stream is riskless transactions in which the Company, after executing a solicited order, buys or sells securities as principal and at the same time buys or sells the securities with a markup or markdown to satisfy the order.

Principal transactions and proprietary trading related to riskless principal transactions are recognized at a point in time on the trade date when the performance obligation is satisfied. The performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to / from the customer or trading counterparty.

The second revenue stream is proprietary trading whereby the company enters into transactions where securities are traded by the Company as investments and for use as collateral for depositories or customer reserve requirements. Proprietary trading consists of trading in securities classified as trading securities and in accordance with Topic 940, these securities are measured initially at fair value and any realized or unrealized gains or losses to fair value are included in profit or loss.

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

The Company enters into arrangements with managed accounts of other pooled investment vehicles (funds) to distribute shares to investors (“distribution fees”). The Company may receive distribution fees paid by the fund up front, over time, upon the investor’s exit from the fund (that is, a contingent deferred sales charge), or as a combination thereof. The Company believes that its performance obligation is the sale of securities to investors and as such this is fulfilled on the trade date. Any fixed amounts are recognized on the trade date and variable amounts are recognized to the extent it is probable that a significant revenue reversal will not occur until the uncertainty is resolved. For variable amounts, as the uncertainty is dependent on the value of the shares at future points in time as well as the length of time the investor remains in the fund, both of which are highly susceptible to factors outside the Company’s influence, the Company recognizes revenue once the market value of the fund and the investor activities are known, which are usually monthly or quarterly. Distribution fees recognized in the current period are primarily related to performance obligations that have been satisfied in prior periods.

Stock Borrow / Stock Loan

The Company borrows securities on behalf of retail clients to facilitate short trading, loans excess margin and fully-paid securities from client accounts, facilitates borrow and loan contracts for broker-dealer counterparties. The Company records revenues net of operating expenses related to stock borrow / stock loan. Stock borrow / stock loan also includes any revenues generated from the Company’s fully paid lending programs on a self-clearing or introducing basis. The Company does not utilize stock borrow / stock loan activities for the purpose of financing transactions. The Company also pays rebates and charges fees to/from retail clients for borrowing securities based on the daily balance of the securities borrowed. Revenue from fees charged to clients and rebates paid to clients are recognized over the term as services are provided.

For the year ended December 31, 2024, stock borrow / stock loan revenue was $19,249,000 ($40,714,000 gross revenue less $21,465,000 expenses). For the year ended December 31, 2023, stock borrow / stock loan revenue was $16,172,000 ($47,166,000 gross revenue less $30,994,000 expenses).

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

The Company applies a practical expedient to Topic 326 regarding its securities borrowed and loaned balances and their underlying collateral. Inherent in this activity, the Company and its counterparties to securities borrowed and loaned transactions, mark to market the collateral, securing these transactions on a daily basis through DTC or OCC. The counterparty continually replenishes the collateral securing the asset in accordance with standard industry practice. Rates on securities lending programs are based on the current market demand for each security borrow or loan contract and are set on a per-contract basis. Based on the above factors, there is no material current expected credit loss under Topic 326 for securities borrowed and loaned transactions is not needed as of December 31, 2024.

The Company also provides securities locate services to broker dealer counterparties. The Company charges a fee to their counterparties each time a locate is placed and the inventory is decremented by such locate quantity. The Company believes that the performance obligation is satisfied on the day that the security is located for the customer as that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of locate identification have been transferred to the counterparty. Revenue is recognized at that point in time.

Other Income

Other income primarily represents fees generated from consulting services to a technology provider, payment for order flow, and transactional fees generated from client accounts. The performance obligation for consulting services to a technology provider is providing consulting services and is satisfied over time in line with the duration of the consulting contract. The performance obligation related to payment for order flow is providing financial services and is satisfied at a point in time. The performance obligation related to transactional fees generated from client accounts is providing financial services to clients and is satisfied over time.

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

Advisory Fees

The Company earns advisory fees associated with managing client assets. The performance obligation related to this revenue stream is satisfied over time, as clients receive and consume the benefits as the services are provided. The advisory fees are variable and calculated as a percentage of the client’s total asset value, determined as of the last business day of each quarter. These fees are primarily billed in advance, based on the average daily balance of the previous quarter and recognized ratably over the period in which services are provided. For new accounts or terminated accounts, fees may be prorated based on the number of days the account was active during the quarter, in accordance with the advisory agreement.

Interest, Marketing and Distribution Fees

The Company earns interest from clients’ accounts, net of interest expense which consists of payments to clients’ accounts, and on the Company’s bank balances and securities. Interest income also includes interest payouts from introducing relationships related to short interest, net of charges.

The Company also earns margin interest which is the net interest charged to customers for holding financed margin positions. Marketing and distribution fees consist of 12b-1 fees which are trailing payments from money market funds.

The Company enters into arrangements with money market mutual funds to distribute shares to investors (“Marketing and Distribution Fees”). The Company may receive distribution fees paid by the fund over time. The Company receives Marketing and Distribution Fees based upon the total amount deposited with the money market mutual fund based on a published interest rate. Interest, marketing and distribution fees are recorded as earned.

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

Share-based Compensation

The Company grants share-based compensation and accounts for share-based compensation in accordance with FASB ASC Topic 718 – “Compensation – Stock Compensation” (“Topic 718”), which establishes accounting for share-based compensation to employees for services. Under the provisions of FASB ASC Subtopic 718-10-35 – “Compensation – Stock Compensation” (“Subtopic 718-10-35”), share-based compensation cost is measured at the grant date, based on the fair value of the award on that date and is expensed at the grant date (for the portion that vests immediately) or on a straight-line basis over the requisite service period, aligning with vesting conditions. The Company accounts for forfeitures based on actual experience rather than estimating them at grant date, recognizing adjustments as they occur. Changes in estimates or modifications to share-based awards, if any, are accounted for in accordance with Topic 718. Refer to Note 23 – Employee Benefit Plans for further detail.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred and were $348,000 and $155,000 for the years ended December 31, 2024, and 2023, respectively.

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

The Company records uncertain tax positions in accordance with Topic 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the provision for income taxes line in the consolidated statements of operations. Accrued interest and penalties would be included on the related tax liability line in the consolidated statements of financial condition.

Capital Stock

The authorized capital stock of the Company consists of a single class of common stock. Shares authorized were 100 million as of both December 31, 2024 and 2023.

Per Share Data

Basic earnings per share (“EPS”) is calculated by dividing net income available to the Company’s common stockholders by the weighted average number of common shares outstanding during the period. The Company’s Restricted Stock Awards (“RSA”s) and Restricted Stock Units (“RSU”s) do not receive dividends or dividend equivalents prior to vesting and are therefore not considered participating securities under FASB ASC Topic 260 – “Earnings Per Share” (“Topic 260”).

Diluted EPS is calculated using the treasury stock method by dividing net income available to the Company’s common stockholders by the weighted average number of common shares outstanding, adjusted for the potential dilutive effect of unvested RSAs and RSUs, if applicable.

New Accounting Standards

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

In November 2024, the FASB issued ASU “2024-03”, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). The ASU is intended to enhance the transparency and decision usefulness of income statement expense disclosures by requiring greater disaggregation of certain expense categories. ASU 2024-03 will be effective for us for annual periods beginning after December 15, 2025, though early adoption is permitted. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements and we anticipate the amendments will require significant changes to our expense disclosures.

Accounting Standards Adopted in Fiscal 2024

In November 2023, the FASB issued ASU 2023-07, Topic 280, which requires all public entities, including those with a single reportable segment, to disclose additional information about a reportable segment’s significant expense categories in interim and annual periods, as identified in the information regularly provided to the CODM, among other requirements. The new guidance does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. The guidance also clarifies that when a single operating segment is identified, entities may reference primary financial statements for overlapping disclosures. This ASU is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance effective for the year ended December 31, 2024. The adoption of this guidance did not have a material impact on our financial condition or financial performance. Refer to Note 22 – Segment Reporting for further detail.

3. Business Combinations

Overview of Acquisition

On August 12, 2024, the Company entered into a Membership Interest Purchase Agreement by and among the Company, GE and members of the Gebbia family, the (“Gebbia Entertainment Purchase Agreement”), pursuant to which the Company acquired all of the outstanding equity of GE for a purchase price of $1,250,000. The acquisition will be accounted for under the acquisition method of accounting for business combinations pursuant to Topic 805 which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the proposed acquisition date.

Allocation of Purchase Price

The Company was required to allocate the GE purchase price to tangible and identifiable intangible assets acquired based on their fair values as of August 12, 2024. The excess of the purchase price over those fair values is recorded as goodwill. The Company acquired intangible assets consisting of GE artist contracts, the fair value of which was $778,000 as of the acquisition date.

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

Since the date of acquisition, there has been no material impact on the Company’s consolidated financial statements for the year ended December 31, 2024. Additionally, on a pro forma basis, the acquisition would not have had a material impact on the Company’s consolidated revenues or net income for the year ended December 31, 2024.

4. Transaction with Tigress

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

Share Redemption Agreement

On July 10, 2023, the Company entered into a Share Redemption Agreement with Cynthia DiBartolo, CEO of Tigress, pursuant to which the Company repurchased from Ms. DiBartolo one million shares of its common stock held by Ms. DiBartolo in exchange for conveying to Ms. DiBartolo the Company’s 17% interest in Tigress. The Company accounted for the Share Redemption Agreement as a sale of a financial asset in accordance with FASB ASC Topic 860 – “Transfers and Servicing” (“Topic 860”). The one million shares of Company common stock that the Company received from Ms. DiBartolo had a fair value of $2,510,000 which was equal to the fair value of the Company’s 17% interest in Tigress sold to Ms. DiBartolo. As such, no gain or loss was recognized as a result of the transaction. Following the transaction, the Company had no remaining interest in Tigress. Refer to Note 12 – Equity Method Investment in Related Party for more detail on these transactions and information that impacted the periods presented.

Impairment

As a result of the Share Redemption Agreement described above, the Company recognized an impairment charge for its investment in Tigress of approximately $185,000 for the year ended December 31, 2023. Refer to Note 8 – Fair Value Measurements for more detail.

5. RISE

As of both December 31, 2024 and 2023, the Company’s ownership in RISE was 68% and Siebert consolidated RISE under the voting interest model (“VOE model”). As of both December 31, 2024 and 2023, RISE reported assets of $1.3 million and liabilities of $0. There are no restrictions on RISE’s assets.

6. Kakaopay Transaction

On April 27, 2023, the Company entered into a Stock Purchase Agreement with Kakaopay (the “First Tranche Stock Purchase Agreement”), pursuant to which Siebert agreed to issue to Kakaopay, a company established under the Laws of the Republic of Korea and a fintech subsidiary of Korean-based conglomerate Kakao Corp., 8,075,607 shares of Siebert’s common stock (the “First Tranche Shares” and, such transaction, the “First Tranche”) at a per share price of Two Dollars Fifteen Cents ($2.15), which represented 19.9% of the outstanding equity securities of Siebert on a fully diluted basis (taking into account the issuance of the First Tranche Shares). The First Tranche closed on May 18, 2023 and, in connection therewith, Siebert entered into a Registration Rights and Lock-Up Agreement (the “Registration Rights Agreement”) and a Stockholders’ Agreement (the “Original Stockholders’ Agreement”) with Kakaopay.

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

On December 19, 2023, Siebert entered into a Termination and Settlement Agreement (the “Settlement Agreement”) with Kakaopay, Kakaopay Securities Corp. (“Kakaopay Securities”), MSCO and certain Gebbia parties named therein. Under the Settlement Agreement, the parties mutually agreed to terminate the Second Tranche Stock Purchase Agreement. The parties terminated the Second Tranche Stock Purchase Agreement after reaching a compromise regarding their disagreement over, among other things, the occurrence of a “Purchaser Material Adverse Effect” in the Second Tranche Stock Purchase Agreement, and the ability of the closing conditions in the Second Tranche Stock Purchase Agreement to be satisfied. Certain related agreements were also terminated, including the Foreign Broker-Dealer Fee Sharing Agreement, dated April 27, 2023, between MSCO and Kakaopay Securities, and the Support and Restrictive Covenant Agreements by certain Gebbia stockholders, each dated April 27, 2023. The parties also agreed (i) to amend and restate the Original Stockholders’ Agreement as described below, (ii) that the Company will pay Kakaopay a fee of $5,000,000 (payable in ten quarterly installments that began on March 29, 2024) and (iii) to customary releases. Kakaopay continues to own the 8,075,607 shares of the Company’s common stock that it purchased from the Company in May 2023, and Kakaopay agreed to certain standstill restrictions with respect to its ownership of the Company’s common stock, subject to certain conditions.

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

At the time of the issuance, the total deferred issuance cost of $2,467,000 related to the First Tranche was reclassified as a reduction to “Additional paid-in capital” in stockholders’ equity in the consolidated statements of financial condition. This amount consisted of $2,149,000 which was recorded within the line item “Prepaid expenses and other assets” in the consolidated statements of financial condition as of December 31, 2023. Of the amount incurred during the year ended December 31, 2023, $560,000 was part of non-cash consideration.

The Company incurred $5,943,000 for the year ended December 31, 2023 associated with the termination of the transaction with Kakaopay which was recorded in the line item “Transaction termination cost” in the consolidated statements of operations. This amount consisted of the $5,000,000 fee to Kakaopay (payable in ten quarterly installments that began on March 29, 2024) adjusted for the present value of the payments as of the date of the agreement, as well as legal and other consulting costs associated with the transaction of approximately $1,481,000. The discount rate used for the calculation of the present value of the cash flows was 8.5%.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company (“BCW”), to purchase 403,780 shares of common stock of the Company held by Ms. Gebbia at an exercise price of $2.15 per share. Ms. Gebbia issued the warrant pursuant to that certain agreement, dated March 27, 2023, by and among Ms. Gebbia, the Company and BCW relating to the investment by Kakaopay in the Company. The fair value of the warrant of $560,000 was recorded as non-cash consideration in the consolidated statements of changes in stockholders’ equity and the consolidated statements of cash flows, as well as for the deferred issuance cost related to the First Tranche as described above.

7. Receivables from, Payables to, and Deposits with Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of December 31, 2024	As of December 31, 2023
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$5,777,000	$9,332,000
Goldman Sachs & Co. LLC (“GSCO”)	50,000	38,000
National Financial Services, LLC (“NFS”)	2,102,000	2,212,000
Securities fail-to-deliver	90,000	119,000
Globalshares	68,000	47,000
Other receivables	60,000	—
Total Receivables from and deposits with broker-dealers and clearing organizations	$8,147,000	$11,748,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$439,000	$399,000
Payables to broker-dealers	5,000	82,000
Total Payables to broker-dealers and clearing organizations	$444,000	$481,000

(1)	Depository Trust and Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of December 31, 2024 and 2023, MSCO had shares of DTCC common stock valued at approximately $1,145,000 and $1,236,000, respectively, which are included in the line item “Deposits with broker-dealers and clearing organizations” in the consolidated statements of financial condition. The share value is updated annually, as of March 20, 2024 and for the year ended December 31, 2024, based on the release of DTCC’s annual amended and restated shareholder agreement.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. Refer to Note 24 – Related Party Disclosures for more detail.

8. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present, by level within the fair value hierarchy, financial assets and liabilities measured at fair value on a recurring basis for the periods indicated. As required by Topic 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the respective fair value measurement.

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$68,758,000	$—	$—	$68,758,000

Securities owned, at fair value
U.S. government securities	$20,086,000	$—	$—	$20,086,000
Certificates of deposit	—	112,000	—	112,000
Corporate bonds	—	2,000	—	2,000
Options	58,000	—	—	58,000
Equity securities	1,055,000	72,000	—	1,127,000
Total Securities owned, at fair value	$21,199,000	$186,000	$—	$21,385,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$1,000	$—	$—	$1,000
Options	25,000			25,000
Total Securities sold, not yet purchased, at fair value	$26,000	$—	$—	$26,000

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$115,515,000	$—	$—	$115,515,000

Securities owned, at fair value
U.S. government securities	$17,636,000	$—	$—	$17,636,000
Certificates of deposit	—	114,000	—	114,000
Corporate bonds	—	3,000	—	3,000
Options	2,000	—	—	2,000
Equity securities	146,000	137,000	—	283,000
Total Securities owned, at fair value	$17,784,000	$254,000	$—	$18,038,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$2,000	$—	$—	$2,000
Total Securities sold, not yet purchased, at fair value	$2,000	$—	$—	$2,000

The Company had U.S. government securities with the market values and maturity dates for the periods indicated below:

As of December 31, 2024
Maturing in 2025	$80,739,000
Maturing in 2026	8,019,000
Accrued interest	86,000
Total Market value	$88,844,000

As of December 31, 2023
Maturing in 2023	$30,000,000
Maturing in 2024	98,931,000
Maturing in 2025	3,965,000
Accrued interest	255,000
Total Market value	$133,151,000

Financial Assets Measured at Fair Value on a Non-Recurring Basis

As a result of the 2023 transaction discussed in Note 3 – Transactions with Tigress, the Company recognized an impairment charge for its investment in Tigress of approximately $185,000 during the year ended December 31, 2023, which is included in “Impairment of investments” in the consolidated statements of operations. The fair value of the Company’s investment in Tigress was determined using observed current market prices of Tigress’ membership interests that were below the Company’s carrying value of its equity investment in Tigress. Following the transaction, the Company had no remaining interest in Tigress as of December 31, 2024.

Financial Assets and Liabilities Not Carried at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value either due to their short-term nature, or in the case of long-term assets or liabilities, management has determined the difference in the carrying value and fair value is immaterial. The tables below represents financial instruments in which the ending balances as of December 31, 2024 and 2023 are not carried at fair value in the statements of financial condition:

	As of December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$32,629,000	$32,629,000	$32,629,000	$—	$—
Cash – segregated for regulatory purposes	135,829,000	135,829,000	135,829,000	—	—
Securities borrowed	139,040,000	139,040,000	—	139,040,000	—
Receivables from customers	84,367,000	84,367,000	—	84,367,000	—
Receivables from non-customers	607,000	607,000	—	607,000	—
Receivables from broker-dealers and clearing organizations	3,920,000	3,920,000	—	3,920,000	—
Other receivables	2,744,000	2,744,000	—	2,744,000	—
Deposits with broker-dealers and clearing organizations	4,227,000	4,227,000	—	4,227,000	—
Total financial assets, not measured at fair value	$403,363,000	$403,363,000	$168,458,000	$234,905,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$184,962,000	$184,962,000	$—	$184,962,000	$—
Payables to customers	227,129,000	227,129,000	—	227,129,000	—
Payables to non-customers	3,297,000	3,297,000	—	3,297,000	—
Drafts payable	1,331,000	1,331,000	—	1,331,000	—
Payables to broker-dealers and clearing organizations	444,000	444,000	—	444,000	—
Deferred contract incentive	496,000	496,000	—	496,000	—
Long-term debt	4,228,000	4,228,000	—	4,228,000	—
Contract termination liability	2,567,000	2,567,000	—	2,567,000	—
Total financial liabilities, not measured at fair value	$424,454,000	$424,454,000	$—	$424,454,000	$—

	As of December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$5,735,000	$5,735,000	$5,735,000	$—	$—
Cash – segregated for regulatory purposes	158,802,000	158,802,000	158,802,000	—	—
Securities borrowed	394,709,000	394,709,000	—	394,709,000	—
Receivables from customers	72,823,000	72,823,000	—	72,823,000	—
Receivables from non-customers	241,000	241,000	—	241,000	—
Receivables from broker-dealers and clearing organizations	3,863,000	3,863,000	—	3,863,000	—
Other receivables	2,424,000	2,424,000	—	2,424,000	—
Deposits with broker-dealers and clearing organizations	7,885,000	7,885,000	—	7,885,000	—
Total financial assets, not measured at fair value	$646,482,000	$646,482,000	$164,537,000	$481,945,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$419,433,000	$419,433,000	$—	$419,433,000	$—
Payables to customers	289,777,000	289,777,000	—	289,777,000	—
Payables to non-customers	713,000	713,000	—	713,000	—
Drafts payable	1,726,000	1,726,000	—	1,726,000	—
Payables to broker-dealers and clearing organizations	481,000	481,000	—	481,000	—
Deferred contract incentive	1,246,000	1,246,000	—	1,246,000	—
Long-term debt	4,313,000	4,313,000	—	4,313,000	—
Contract termination liability	4,462,000	4,462,000	—	4,462,000	—
Total financial liabilities, not measured at fair value	$722,151,000	$722,151,000	$—	$722,151,000	$—

9. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of December 31,
	2024	2023
Property	$6,815,000	$6,815,000
Office facilities	4,165,000	2,475,000
Equipment	945,000	726,000
Total Property, office facilities, and equipment	11,925,000	10,016,000
Less accumulated depreciation	(1,680,000)	(612,000)
Total Property, office facilities, and equipment, net	$10,245,000	$9,404,000

Total depreciation expense for property, office facilities, and equipment was $814,000 and $589,000 for the years ended December 31, 2024 and 2023, respectively.

On July 7, 2023, the Company entered into a new lease agreement for office space in the World Financial Center in New York City. For the years ended December 31, 2024 and 2023, the Company invested $828,000 and $129,000 to build out the New York office space, respectively. Depreciation expense commenced in March 2024, when the New York office space was placed into service.

In the second quarter of 2024, the Company completed the construction of its office in Omaha, Nebraska, investing $211,000 during the year ended December 31, 2024.

Miami Office Building

On December 30, 2021, the Company purchased the Miami office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space and serves as the headquarters of the Company.

Depreciation expense commenced in April 2023 when the Miami office building was completed and placed in service. The Company invested $393,000 and $1,313,000 in the years ended December 31, 2024 and 2023, respectively, to build out the Miami office building.

10. Software, Net

Software consisted of the following as of the periods indicated:

	As of December 31,
	2024	2023
Software	$1,774,000	$1,081,000
Retail Platform	4,093,000	635,000
Total Software	5,867,000	1,716,000
Less accumulated amortization – Software	(1,031,000)	(284,000)
Less impairment – Technology Platform	—	(990,000)
Total Software, net	$4,836,000	$442,000

The Company capitalized $978,000 in software development costs for a technology platform integration as of December 31, 2023. In the fourth quarter of 2023, the Company reassessed the strategic direction of the technology platform and determined that an other than temporary impairment had occurred. The Company recognized an impairment loss of $990,000 for the year ended December 31, 2023, which is included in “Depreciation and amortization” in the consolidated statements of operations.

The Company contracted with a technology vendor in the fourth quarter of 2023 to support the development of the Retail Platform, supplementing its internal technology resources. The total software development expense related to the Retail Platform was $4,093,000 as of December 31, 2024, all of which was capitalized. Amortization for the Retail Platform will commence once it is placed in service, which is expected to be in the second quarter of 2025.

Total amortization of software was $485,000 and $442,000 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company estimates the following future amortization of software assets:

Year	Amount
2025	$1,036,000
2026	1,077,000
2027	881,000
2028	819,000
2029 and after	1,023,000
Total	$4,836,000

Transaction with J2 Financial Technology

On January 18, 2024, STCH entered into a Purchase Agreement (the “Purchase Agreement”) with J2 Financial Technology, Inc., d/b/a “Guild”, a Delaware corporation (“J2 Financial”). The transaction was accounted for as an asset acquisition in accordance with Topic 805.

Under the Purchase Agreement, STCH purchased a mobile self-directed trading app for the total purchase price of $385,000. The purchase price consisted of $35,000 of cash and 200,000 restricted shares of the Company’s common stock (priced at the historical 30-day moving average as of January 18, 2024) worth approximately $350,000. This purchase is part of the software related to the Retail Platform and recorded in the line item “Software, net” in the statements of financial condition.

11. Leases

As of December 31, 2024, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2025 through 2029. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) in the consolidated statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment in the consolidated statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed in the consolidated statements of financial condition and the below tables display further detail on the Company’s leases.

On July 7, 2023, the Company entered into a new lease agreement expiring in December 2028 for office space in the World Financial Center in New York City. This office replaced the New Jersey office as one of the Company’s key operating centers and the total commitment of the lease is approximately $2.1 million.

In October 2024, the Company transitioned its branch office in Omaha, Nebraska from a month-to-month agreement to a fixed-term commitment of five years expiring in September 2029. In November 2024, the Company entered into a new lease agreement expiring in February 2027 for office space in Chicago. This office is intended to support the expansion of our retail business and will be utilized upon commencement of operations. The total commitment of both leases is approximately 0.5 million.

Lease Term and Discount Rate	As of December 31, 2024	As of December 31, 2023
Weighted average remaining lease term – operating leases (in years)	3.3	3.9
Weighted average discount rate – operating leases	7.3%	6.9%

	Year Ended December 31,
	2024	2023
Operating lease cost	$1,019,000	$1,326,000
Short-term lease cost	369,000	392,000
Variable lease cost	243,000	155,000
Total Rent and occupancy	$1,631,000	$1,873,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$985,000	$1,256,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$493,000	$1,693,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of December 31, 2024 were as follows:

Year	Amount
2025	$1,048,000
2026	836,000
2027	594,000
2028	503,000
2029	45,000
Remaining balance of lease payments	3,026,000
Less: difference between undiscounted cash flows and discounted cash flows	353,000
Lease liabilities	$2,673,000

12. Equity Method Investment in Related Party

Transaction with Tigress

The Company’s investment in Tigress was accounted for under the equity method of accounting. In determining whether the investment in Tigress should be accounted for under the equity method of accounting, the Company considered the guidance under FASB ASC 323 – “Investments – Equity Method and Joint Ventures” (“Topic 323”). Prior to the Reorganization Agreement, the Company maintained 24% ownership interest in Tigress, which represented a significant ownership level, the Company and Tigress had common representation on their respective Board of Directors, and certain employees of Tigress were also employees of RISE. Based on these criteria, the Company determined that it was able to exercise significant influence over Tigress, and therefore the equity method of accounting applied for this investment.

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

Under the equity method, the Company recognized its share of Tigress’ income or loss in the line item “Earnings of equity method investment in related party” in the consolidated statements of operations. The Company has elected to classify distributions received from equity method investees using the cumulative earnings approach. The earnings recognized from the Company’s investment in Tigress was $0 and $111,000 for the years ended December 31, 2024 and 2023, respectively, which is in the line item “Earnings of equity method investment in related party” in the consolidated statements of operations.

The Company did not receive cash distributions from Tigress for the years ended December 31, 2024 and 2023. As of both December 31, 2024 and 2023, the carrying amount of the investment in Tigress was $0.

13. Goodwill and Other Intangible Assets, Net

Goodwill

As of December 31, 2024 and 2023, the Company’s carrying amount of goodwill was $2,319,000 and $1,989,000, respectively. As of December 31, 2024, $1,989,000 of the Company’s carrying amount of goodwill came from the Company’s acquisition of RISE and $330,000 came from the Company’s acquisition of GE. As of December 31, 2024 and 2023, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized during the years ended December 31, 2024 and 2023. Refer to Note 2 – Summary of Significant Accounting Policies for further information.

Other Intangible Assets, Net

As a result of the Company’s acquisition of GE, the Company acquired intangible assets consisting of GE artist contracts, the fair value of which were $778,000 as of the acquisition date. Amortization commenced upon acquisition and is recognized over its estimated useful life of 4 years. Amortization expense for the intangible asset totaled $81,000 for the year ended December 31, 2024.

As of December 31, 2024, the Company estimates the following future amortization of other intangible assets:

Year	Amount
2025	$194,000
2026	194,000
2027	194,000
2028	115,000
Total	$697,000

14. Investments, Cost

As of both December 31, 2024 and 2023, the Company maintained a 2% ownership interest in the Trading Technology Provider.

In June 2023, in view of the Trading Technology Provider’s business performance and near-term business outlook that were below the Company’s previous expectations, as well as observed market transactions of the Trading Technology Provider’s equity that were below the carrying value of the Company’s investment of the Trading Technology Provider, the Company determined that an other than temporary impairment existed. For the year ended December 31, 2024, the Company did not recognize any impairment charges related to its investment in the Trading Technology Provider. For the year ended December 31, 2023, the Company recognized an impairment charge for its investment in the Trading Technology Provider of $850,000, which is included in “Impairment of investments” in the consolidated statements of operations. As of December 31, 2024 and 2023, the Company had no investment basis in the Trading Technology Provider.

15. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company purchased the Miami office building for approximately $6.8 million, which was partially financed through a mortgage with East West Bancorp, Inc. (“East West Bank”). The mortgage was for approximately $4 million with a commitment for another $338,000 to finance part of the build out of the Miami office building. As of December 31, 2024 and 2023, the Company’s outstanding balance of the mortgage was $4,228,000 and $4,313,000, respectively.

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of December 31, 2024, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of December 31, 2024 were as follows:

Year	Amount
2025	$88,000
2026	91,000
2027	95,000
2028	98,000
2029	112,000
Thereafter	3,744,000
Total	$4,228,000

The interest expense related to this mortgage was $155,000 and $159,000 for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, the interest rate for this mortgage was 3.6%.

16. Deferred Contract Incentive

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025.

As part of this agreement, the Company received a one-time business development credit of $3 million from NFS, and NFS will pay the Company four annual credits of $100,000, which are recorded in the line item “Deferred contract incentive” in the consolidated statements of financial condition. Annual credits shall be paid on the anniversary of the date on which the first credit was paid. The business development credit and annual credits will be recognized as contra expense over four years and one year, respectively, in the line item “Clearing fees, including execution costs” in the consolidated statements of operations. The amendment also provides for an early termination fee if the Company chooses to end its agreement before the end of the contract term.

In relation to this agreement, the Company recognized $850,000 in contra expense for both the years ended December 31, 2024, and 2023. The balance of the deferred contract incentive was approximately $0.5 million and $1.2 million as of December 31, 2024 and 2023, respectively.

17. Income Taxes

The Company’s provision for (benefit from) income taxes is comprised of the following:

	Year Ended December 31,
	2024	2023
Current
Federal	$2,607,000	$3,023,000
State and local	472,000	499,000
Total Current	3,079,000	3,522,000

Deferred
Federal	$520,000	$(366,000)
State and local	566,000	259,000
Total Deferred	1,086,000	(107,000)

Total Provision for (benefit from) income taxes	$4,165,000	$3,415,000

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% for the periods indicated are as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
Goodwill amortization	(1.6)%	(2.5)%
Permanent differences	0.4%	2.7%
State and local taxes, net of federal benefit	5.4%	5.7%
Change in valuation allowance	(0.8)%	2.4%
Other	(0.5)%	1.1%
Effective tax rate	23.9%	30.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$2,971,000	$3,393,000
Lease liabilities	676,000	840,000
Share-based compensation	31,000	—
Intangible assets	25,000	—
Investment in RISE	122,000	123,000
Investment in Trading Technology Provider	215,000	239,000
R&D costs capitalization	187,000	142,000
Settlement liability related to Kakaopay termination	649,000	1,253,000
Capital loss carryover	719,000	803,000
Other	113,000	79,000
Subtotal	5,708,000	6,872,000
Less: valuation allowance	(1,104,000)	(1,243,000)
Total Deferred tax assets	$4,604,000	$5,629,000
Deferred tax liabilities:
Fixed assets	$(1,186,000)	$(1,125,000)
Total Deferred tax liabilities	(1,186,000)	(1,125,000)
Net Deferred tax assets	$3,418,000	$4,504,000

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

Based on historical operating profitability, positive trend of earnings and projected future taxable income, the Company concluded as of December 31, 2024 that its U.S. deferred tax assets are realizable on a more-likely-than-not basis with the exception of capital loss carryforward and certain investments that will result in future capital losses. The amount of the Company’s valuation allowance decreased by $139,000 during 2024. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $3.7 million which expire in varying amounts starting in 2035 to 2036 if not utilized. These net operating losses are available to offset 100% of future taxable income. However, these U.S. federal net operating loss carryforwards are subject to annual limitation under Section 382.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Amount
Balance as of December 31, 2022	$1,596,000
Additions for tax positions taken during current year	15,000
Additions for tax positions taken during prior year	—
Reductions for tax positions taken during prior years	(2,000)
Settlements	—
Expirations of statutes of limitations	(204,000)
Balance as of December 31, 2023	$1,405,000
Additions for tax positions taken during current year	19,000
Additions for tax positions taken during prior year	—
Reductions for tax positions taken during prior years	—
Settlements	—
Expirations of statutes of limitations	(70,000)
Balance as of December 31, 2024	$1,354,000

The unrecognized tax benefit of $1,354,000 and $1,405,000 as of December 31, 2024 and 2023, respectively, are recorded in the line item “Taxes payable” in the consolidated statements of financial condition. Of the amounts reflected above as of December 31, 2024 and 2023, the entire amount would reduce the Company’s effective tax rate if recognized. The Company records accrued interest and penalties related to income tax matters as part of the provision for income taxes. For the years ended December 31, 2024 and 2023, the Company recognized expense related to interest and penalties on unrecognized tax benefits of $153,000 and $118,000, respectively. For the years ended December 31, 2024 and 2023, the accrued balance of interest and penalties on unrecognized tax benefits was $397,000 and $245,000, respectively. In the next 12 months, the amount of unrecognized tax benefits is expected to decrease by $1,292,000 due to lapse in statute of limitations in 2025.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions. The Company is not currently under examination by the IRS or any state or local taxing authority for any tax year. The open tax years for the federal and state income tax filings are generally 2021 through 2024.

On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of a minimum rate of 15% for multinational companies with consolidated revenue above €750 million. The Company continues to evaluate the Pillar Two Framework and its potential impact on future periods, however based on the fact that the Company’s operations are all located within the United States and is below current revenue thresholds contained in the Pillar Two Model Rules, the Company expects to be outside the scope of the implementation of the reporting requirements.

18. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of December 31, 2024, MSCO’s net capital was $63.9 million, which was approximately $62.0 million in excess of its required net capital of $1.9 million, and its percentage of aggregate debit balances to net capital was 65.84%.

As of December 31, 2023, MSCO’s net capital was $56.1 million, which was approximately $54.3 million in excess of its required net capital of $1.8 million, and its percentage of aggregate debit balances to net capital was 63.42%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of December 31, 2024, MSCO had cash and securities deposits of $203.3 million (cash of $134.5 million, securities with a fair value of $68.8 million) in the special reserve accounts which was $9.5 million in excess of the deposit requirement of $193.8 million. After adjustments for deposit(s) and / or withdrawal(s) made on January 2, 2025, MSCO had $1.7 million in excess of the deposit requirement.

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

As of December 31, 2024, the Company was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of December 31, 2024, the Company had $1.3 million in the special reserve account which was approximately $0.1 million in excess of the deposit requirement of approximately $1.2 million. The Company made no subsequent deposits or withdrawals on January 2, 2025.

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

As of both December 31, 2024 and 2023, RISE’s net capital was approximately $1.3 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1.

19. Financial Instruments with Off-Balance Sheet Risk

Credit Risk

The Company is engaged in various trading and brokerage activities whose counterparties include broker-dealers, banks and other financial institutions.

In the event the counterparties do not fulfill their obligations, the Company may sustain a loss if the market value of the instrument is different from the contract value of the transaction. The risk of default primarily depends upon the credit worthiness of the counterparties involved in the transactions. It is the Company’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business. The Company experienced no material historical losses in relation to its counterparties for the years ended December 31, 2024 and 2023.

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

The Company’s securities lending transactions are subject to master netting agreements with other broker-dealers; however, amounts are presented gross in the consolidated statements of financial condition and as net in the consolidated statements of operations for both of the periods presented. The Company further mitigates risk by using a program with a clearing organization which guarantees the return of cash to the Company as well as using industry standard software to ensure daily changes to market value are continuously updated and any changes to collateralization are immediately covered. The Company accounts for securities lending transactions in accordance with Subtopic 210-20.

As of December 31, 2024, the Company had margin loans extended to its customers of approximately $403.8 million, of which $84.4 million is in the line item “Receivables from customers” in the consolidated statements of financial condition. As of December 31, 2023, the Company had margin loans extended to its customers of approximately $338.1 million, of which 72.8 million is in the line item “Receivables from customers” in the consolidated statements of financial condition. There were no material losses for unsettled customer transactions for the years ended December 31, 2024 and 2023.

The following table presents information about the Company’s securities borrowing and lending activity depicting the potential effect of rights of setoff between these recognized assets and liabilities.

	As of December 31, 2024
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$139,040,000	—	$139,040,000	$126,484,000	$12,556,000
Liabilities
Securities loaned	$184,962,000	—	$184,962,000	$170,780,000	$14,182,000

	As of December 31, 2023
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$394,709,000	—	$394,709,000	$371,076,000	$23,633,000
Liabilities
Securities loaned	$419,433,000	—	$419,433,000	$404,312,000	$15,121,000

(1)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff. The Company did not net any securities borrowed or securities loaned as of December 31, 2024 or 2023.

(2)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements.

(3)	Represents the total contract value as presented in the consolidated financial statements less the fair market value of the collateral received or pledged.

20. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Net income	$13,303,000	$7,844,000
Less net income attributable to noncontrolling interests	17,000	18,000
Net income available to common stockholders	$13,286,000	$7,826,000

Weighted-average common shares outstanding - basic	39,951,510	37,070,366
Dilutive effect of unvested shares	223,170	—
Weighted-average common shares used to compute diluted loss per share	40,174,680	37,070,366

Net income per share attributable to common stockholders:
Basic	$0.33	$0.21
Diluted	$0.33	$0.21

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting the weighted-average number of common shares outstanding for the potential dilutive effect of securities, including the effect of unvested shares, if applicable. For the years ended December 31, 2024 and 2023, the Company had no antidilutive shares outstanding.

21. Commitments, Contingencies and Other

Legal and Regulatory Matters

In the normal course of business, the Company may be subject to various proceedings and claims arising from its business activities, including lawsuits, arbitration claims and regulatory matters. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the business, which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages. In the Company’s opinion, based on currently available information, the ultimate resolution of current matters will not have a material adverse impact on the Company’s financial position and results of operations as of December 31, 2024. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

Overnight Financing

As of both December 31, 2024 and 2023, MSCO had an available line of credit for short term overnight demand borrowings with BMO Harris of up to $25 million. As of those dates, MSCO had no outstanding loan balances with BMO Harris and there were no commitment fees or other restrictions on the line of credit. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense for this credit line was $5,000 and $1,000 for the years ended December 31, 2024 and 2023, respectively. There were no fees associated with the utilization of this credit line for the years ended December 31, 2024 and 2023.

Additionally, on November 22, 2024, MSCO entered into a Credit Agreement (the “BMO Credit Agreement”) with BMO Bank N.A. (the “Lender”), a national banking association. The BMO Credit Agreement provides for a revolving credit facility of up to $20,000,000. The Company may use any borrowings under the BMO Credit Agreement to finance NSCC Deposit Requirements (other than an Adequate Assurance Deposit) and withdrawals from a Reserve Account. As part of the agreement, the Company entered into a Parent Guaranty agreement guaranteeing repayment of any debt issued to MSCO.

Borrowings under the BMO Credit Agreement will bear interest on the outstanding daily balance at a rate of interest per annum equal 2.5% plus the greater of: (a) Term SOFR for such day plus 0.11448% and (b) Federal Funds Target Range – Upper Limit and (c) 0.25%. The annual commitment fee is equal to one half of one percent (0.50%) of the average daily unused portion of the commitment of $20,000,000. The BMO Credit Agreement contains customary affirmative covenants and negative covenants and requires MSCO maintain minimum total regulatory capital of $45,000,000, excess net capital of 20,000,000, assets to total regulatory capital ratio of not more than 5.0 to 1.0, and a minimum liquidity ratio of not less than 1.0. The Company satisfied its condition precedent to deliver a legal option to the Lender on December 18, 2024.

There was no interest expense for the BMO Credit Agreement for the year ended December 31, 2024. There was a commitment fee of $3,000 for the year ended December 31, 2024.

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

For both the years ended December 31, 2024 and 2023, the Company did not sell any shares pursuant to this Sales Agreement. For both the years ended December 31, 2024 and 2023, the Company did not incur any legal or audit fees related to this Sales Agreement.

Since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 after its scheduled due date, the Company no longer satisfied the eligibility requirements for use of registration statements on Form S-3, which requires that the Company files in a timely manner all reports required to be filed during the prior twelve calendar months. As a result, the Company has suspended use of the shelf registration statement and the Company is not able to access the At the Market program as of the date of this Report.

NFS Contract

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of the arrangement through July 31, 2025, and NFS’s fees are offset against MSCO’s revenues on a monthly basis. If the MSCO chooses to exit this agreement before the end of the contract term, MSCO is under the obligation to pay an early termination fee upon occurrence pursuant to the table below:

Date of Termination	Early Termination Fee
Prior to August 1, 2025	$3,250,000

For the years ended December 31, 2024 and 2023, there has been no expense recognized for any early termination fees. MSCO believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the consolidated financial statements related to this arrangement.

Technology Vendors

The Company has entered into agreements with technology vendors for software development related to its Retail Platform. As of December 31, 2024, the Company incurred costs of approximately $3.4 million for these vendors.

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

The Company is self-insured with respect to employee health claims. The Company maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $65,000 per employee as of December 31, 2024.

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

As part of this plan, the Company recognized expenses of $1,086,000 and $971,000 for the years ended December 31, 2024 and 2023, respectively.

The Company had an accrual of $76,000 and $64,000 as of December 31, 2024 and 2023, respectively, which represents the estimate of future expenses to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

22. Segment Reporting

The Company operates as a wholly-owned subsidiary of the Parent and is engaged in a single line of business as a securities broker-dealer providing comprehensive brokerage services including custody and clearance of retail accounts, principal transaction and proprietary trading, market making, and securities lending. The Company’s CODM, its Chief Financial Officer, reviews operating and financial information using net income as the key measure to evaluate the results of the business, predominately in the forecasting process, to manage the Company. The CODM has determined that all activities contribute to the core brokerage business and the Company operates as a single reportable segment. The Company’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

	Year Ended December 31,
	2024	2023
Revenue
Retail	$62,388,000	$54,019,000
Stock loan	19,249,000	16,172,000
Market making	2,255,000	1,304,000
Consolidated overhead	9,000	19,000
Total Revenue	83,901,000	71,514,000

Expenses
Retail	21,649,000	18,063,000
Stock loan	9,776,000	8,281,000
Market making	1,403,000	1,582,000
Consolidated overhead	33,605,000	25,462,000
Total Expenses	66,433,000	53,388,000

Operating income	$17,468,000	$18,126,000

23. Employee Benefit Plans

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees of the Company (“401(k) plan”). Participant contributions to the 401(k) plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the 401(k) plan. For 401(k) employee contribution matching, the Company incurred an expense of $196,000 and $173,000 the years ended December 31, 2024 and 2023, respectively.

On September 17, 2021, the Company’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There were 3 million shares reserved under the Plan and 2,214,000 and 2,704,000 shares remained as of December 31, 2024 and 2023, respectively.

The table below presents the Plan restricted stock awards granted and the related fair values for the year ended December 31, 2024.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2023(1)	—	$—
Granted	490,000	1.74
Vested	(340,000)	1.78
Nonvested as of December 31, 2024	150,000	$1.65

(1)	The Company did not issue any share-based compensation for the year ended December 31, 2023.

As of December 31, 2024, there was $124,000 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted average period of 0.6 years.

The Company recognized stock-based compensation expense of $730,000 for the year ended December 31, 2024, which included $460,000 within the line item “Employee compensation and benefits” and $270,000 fully capitalized within the line item “Software, net” in the consolidated statements of financial condition.

24. Related Party Disclosures

KCA

Gloria E. Gebbia, who is a director of Siebert, is the managing member of KCA. As a result, KCA is an affiliate of the Company and is under common ownership with the Company. To gain efficiencies and economies of scale with billing and administrative functions, during 2023 KCA had an agreement with the Company to serve as a paymaster for the Company for payroll and related functions including serving as the sponsor for the Company’s 401(k) plan. KCA passed through any expense or revenue related to this function to the subsidiaries of the Company proportionally. The Company incurred $40,000 of expenses related to these services for the year ended December 31, 2023. This agreement was terminated as of January 1, 2024.

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., LLC” and “Siebert” within business activities, which expires in 2026. For the use of these names, KCA passed through to the Company its cost of $60,000 for both the years ended December 31, 2024 and 2023.

Other than the above arrangements, KCA has earned no profit for providing any services to the Company for the years ended December 31, 2024 and 2023 as KCA passes through any revenue or expenses to the Company’s subsidiaries.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $98,000 and $124,000 for the years ended December 31, 2024 and 2023, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

The three sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $3,742,000 and $2,776,000 for the years ended December 31, 2024 and 2023, respectively. Part of their compensation includes payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW to purchase 403,780 shares of common stock of the Company held by Ms. Gebbia at an exercise price of $2.15 per share. Refer to Note 6 – Kakaopay Transaction for more detail.

Gebbia Sullivan County Land Trust

The Company operates on a five-year lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the years ended December 31, 2024 and 2023, rent expense was $60,000 for this branch office.

The Company has completed construction of its branch office in Omaha, Nebraska. Refer to Note 9 – Property, Office Facilities, and Equipment, net for further detail.

Credit Agreement

On August 15, 2024, the Company entered into the Credit Agreement with the Lender whereby John J. Gebbia and Gloria E. Gebbia, along with the John and Gloria Living Trust, are guaranteeing the Company’s obligations under the Credit Agreement with the Lender. Refer to Note 21 - Commitments, Contingencies, and Other for more information.

Gebbia Entertainment, LLC

On August 12, 2024, the Company acquired 100% of GE, a music and entertainment company owned by John J. Gebbia, Gloria E. Gebbia, and David Gebbia. Refer to Note 3 – Business Combinations for further detail.

Kakaopay and Affiliates

On April 27, 2023, the Company entered into the First Tranche Stock Purchase Agreement, pursuant to which the Company agreed to issue to Kakaopay the First Tranche Shares at a per share price of Two Dollars Fifteen Cents ($2.15). Refer to Note 6 – Kakaopay Transaction for more detail.

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

RISE

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.2 and $1.0 million in its brokerage account at MSCO as of December 31, 2024 and 2023, respectively. The resulting asset of RISE and liability of MSCO is eliminated in consolidation. There was an interest expense of $33,000 and $25,000 related to this clearing agreement for the years ended December 31, 2024 and 2023, respectively.

25. Subsequent Events

The Company has evaluated events that have occurred subsequent to December 31, 2024 and through March 28, 2025, the date of the filing of this Report.

During the first quarter of 2025, the Company established an Investment Banking and Capital Markets division as part of its strategic expansion. The Company has hired several experienced professionals to lead and develop this growth initiative. In connection with these hires, the Company granted an aggregate of 117,000 shares of RSUs and 950,000 RSAs under the Plan. These shares vest in accordance with the terms of the grant agreements, and the related compensation expense will be recognized over the respective vesting periods in accordance with Topic 718. These hires represent a significant investment in the Company’s future operations, however, as these employment decisions and grants occurred after the balance sheet date, they do not impact the financial position or results of operations presented in these consolidated financial statements.

The Company has concluded that apart from the above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of December 31, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of Securities Exchange of 1934, as amended (the “Exchange Act”).

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

Based on its evaluation, our management, including our Chief Executive Officer and our Executive Vice President/Chief Financial Officer, concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”). Based on that assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to the fact that we did not design and maintain effective controls over certain IT or general computer controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain user access controls to ensure appropriate segregation of duties and adequate restricted user and privileged access to financial applications, data and programs to the appropriate personnel. The IT deficiencies did not result in adjustments to the consolidated financial statements. During 2024, management also identified material weaknesses relating to (i) our failure to design adequate internal controls surrounding security market values within our back-office stock record system, including the accuracy and completeness of pricing of firm and customers’ fully paid and excess margin securities, and (ii) our internal controls surrounding the quarterly securities count lacking sufficient documented review and precision of review to demonstrate the completeness and accuracy of the count performed in accordance with Rule 17a-13 of the Exchange Act.

Remediation Activities

During 2024, management designed and implemented the following previously disclosed measures to ensure that the control deficiencies contributing to the material weaknesses were remediated: (i) designing and implementing controls related to provisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate logical access, and (iii) improving the existing training program associated with control design and implementation. We also designed and implemented a review of security market values and conducted a detailed review of our quarterly securities count. During the fourth quarter of 2024, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weaknesses have been remediated as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our identifying the material weaknesses identified above and our implementation of the remediation plans described above, there were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The names of our Directors and their ages, positions, and biographies are set forth below.

Gloria E. Gebbia

Age 82

Gloria E. Gebbia has served as a member of our Board of Directors since December 16, 2016.

Gloria E. Gebbia is the managing manager of KCA. Ms. Gebbia was an owner and a director of StockCross Financial Services, Inc. (“StockCross”). Additionally, Ms. Gebbia also serves as the President of Associates for Breast and Prostate Cancer Research, a non-profit organization that raises funds for the John Wayne Cancer Institute, which, under Ms. Gebbia’s leadership, has raised over $16 million for breast and prostate cancer research.

Ms. Gebbia brings valuable experience to our Board of Directors from her roles at StockCross and in KCA.

John J. Gebbia

Age 86

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

We believe Mr. Gebbia brings valuable experience to our Board of Directors from his role as our Chief Executive Officer, as well as his extensive brokerage and executive experience in the brokerage industry.

Charles A. Zabatta

Age 82

Charles A. Zabatta has served as a member of our Board of Directors since December 16, 2016.

Charles A. Zabatta served as a consultant to StockCross from 2011 until 2016, acting as its head of Corporate Development. Mr. Zabatta has and continues to have a distinguished and successful career, predominately in the financial services industry, including holding various positions with the New York Stock Exchange, Paine Webber, Securities Settlement Corp., Josephthal Lyon & Ross, Kennedy Cabot & Co. and TD Waterhouse. Mr. Zabatta’s creative business skills have been instrumental in several acquisitions of small to midsize companies in various industries. Mr. Zabatta currently advises on capital raising, general business structure and management. Previously, Mr. Zabatta has served as a member of the board of Knight Capital, Kennedy Cabot & Co. and Paraco Gas Corporation. Mr. Zabatta holds a B.A. in Industrial Psychology from Iona College.

We believe Mr. Zabatta’s extensive experience in the financial services industry, vast industry network, as well as his Board of Director expertise qualifies him to serve on our Board.

Francis V. Cuttita

Age 56

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

Age 69

Andrew H. Reich has served on our Board of Directors since December 16, 2016.

Andrew H. Reich has served as Executive Vice President, Chief Financial Officer, Secretary of the Company and Chief Executive Officer of MSCO. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until 2016. Mr. Reich has more than 30 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds an M.B.A. from the University of Southern California and a B.B.A. from the Bernard Baruch College.

Mr. Reich brings valuable experience to our Board of Directors from his role as our Executive Vice President, Chief Financial Officer, Secretary as well as his extensive experience in the financial industry.

Jerry M. Schneider, CPA

Age 80

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
Age 47

Hocheol Shin has served on our Board of Directors since May 24, 2023.

Hocheol Shin has over 15 years of experience working in global technology companies across various functions including strategy, investment, and engineering. He is currently the President of Kakaopay Securities Corporation (“Kakaopay Securities”). Before Kakaopay Securities, Mr. Shin was head of Kakaopay’s Payment Business Group and Corporate Developments Office, was a Vice President of Kakao Corp., a Director and Head of Open Innovation at Samsung Electronics, and an Engagement Manager at McKinsey & Company. Mr. Shin received a B.S. in Electrical Engineering from Seoul National University and a Ph.D. in Electrical Engineering from Stanford University.

We believe Mr. Shin’s significant experience within technology and international business qualifies him to serve on our Board.

Identification of Executive Officers

Name	Age	Position
John J. Gebbia	86	Chief Executive Officer, Chairman and Director

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

Name	Age	Position
Andrew H. Reich	69	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Director and Secretary

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

Corporate Governance

Board Meetings

The Board of Directors held 14 special meetings during 2024. Each incumbent director attended at least 75% of Board of Directors meetings and all of his or her respective committee meetings.

Director Independence

Our common stock is listed on Nasdaq under the symbol “SIEB.” Nasdaq Listing Rules require that a majority of the members of a listed company’s board of directors be independent. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of our directors have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act, except for Mrs. Gebbia, Mr. Gebbia and Mr. Reich, whom are not independent under Nasdaq’s independence standards.

Audit Committee of the Board of Directors

The Audit Committee of our Board of Directors currently consists of Mr. Schneider, Chairman, Mr. Zabatta and Mr. Cuttita. The Board of Directors has determined that Mr. Schneider, Mr. Zabatta and Mr. Cuttita are each an “independent director” within the meaning of Rule 5605 (a)(2) of the Nasdaq Stock Market and within the meaning of the applicable rules and regulations of the SEC.

The Audit Committee held nine meetings during 2024.

The Board of Directors has determined that Mr. Schneider qualifies as an “audit committee financial expert” under the applicable rules of the SEC.

The Audit Committee was established to (i) assist the Board of Directors in its oversight responsibilities regarding the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements and our auditor’s qualifications and independence, (ii) prepare the report of the Audit Committee contained herein, (iii) retain, consider the continued retention and termination of our independent auditors, (iv) approve audit and non-audit services performed by our independent auditors and (v) perform any other functions from time to time delegated by the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.siebert.com/investor-relation/shareholder-information.

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers and directors. The Compensation Committee administers an equity compensation benefit plan. The Board of Directors has adopted a written charter for the Compensation Committee, which is available on our website at www.siebert.com/investor-relation/shareholder-information. The Compensation Committee held one meeting during 2024.

The Compensation Committee evaluates the performance of our executive officers in terms of our operating results and financial performance and determines their compensation in connection therewith.

In accordance with general practice in the securities industry, our executive compensation includes base salaries and an annual discretionary cash bonus that are intended to align the financial interests of our executives with the returns to our shareholders.

As part of its oversight of the Company’s executive compensation, the Compensation Committee considers the impact of the Company’s executive compensation, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. In addition, the Compensation Committee reviews the Company’s compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company.

Nominating Committee of the Board of Directors

The Nominating Committee of the Board of Directors will consist of Mr. Zabatta and Mr. Cuttita. The Nominating Committee will be responsible for identifying, reviewing and evaluating individuals to serve as our directors, advising our Board of Directors with respect to its composition, procedures and committees, evaluating incumbent directors, and assessing the performance of management. The Board of Directors intends to adopt a written charter for the Nominating Committee, which will be available on our website at www.siebert.com/investor-relation/shareholder-information. The Nominating Committee did not meet in 2024.

The Nominating Committee will evaluate nominees to our Board of Directors, which evaluation will apply to both new director candidates as well as incumbent directors, in the context of the current composition of our Board of Directors, the operating requirements of the Company and the long-term interests of shareholders. In conducting this assessment, the Nominating Committee will consider the criteria for director qualifications set by our Board of Directors, as well as diversity, age, skills, and such other factors as it deems appropriate to maintain a balance of knowledge, experience, effectiveness and capability. In the case of new director candidates, our Nominating Committee will also determine whether the nominee must be independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary.

In addition, our Nominating Committee believes that a candidate for director should have certain minimum qualifications. Our Nominating Committee will generally consider such factors as:

●	possessing relevant expertise upon which to be able to offer advice and guidance to management, including public company board experience;

●	having sufficient time to devote to our affairs;

●	a reputation for personal integrity and ethics;

●	demonstrated excellence in his or her field;

●	the ability to work effectively with the other members of our Board of Directors;

●	having the ability to exercise sound business judgment; and

●	the commitment to rigorously represent the long-term interests of shareholders.

Notwithstanding the foregoing, our Nominating Committee will reserve the right to modify these factors from time to time, taking into account the then current needs of our Board of Directors in an effort to maintain a balance of knowledge, experience and capability.

Our Nominating Committee will consider and evaluate any candidate who is properly recommended by shareholders, identified by members of our Board of Directors or our executive officers, or, at the discretion of our Nominating Committee, an independent search firm. The Nominating Committee will also consider the requirements of our Amended and Restated Stockholders’ Agreement, which entitled Kakaopay to designate one director and entitled the Gebbia Stockholders (as defined therein) to designate six directors (three of which must be independent), in each case subject to certain conditions. Stockholders may recommend director candidates for consideration by the Nominating Committee by writing to our Corporate Secretary at Siebert Financial Corp., 653 Collins Avenue, Miami Beach, FL 33139. A recommendation must be accompanied by a statement from the candidate that he or she would give favorable consideration to serving on our Board of Directors and should include sufficient biographical and other information concerning the candidate and his or her qualifications to permit the committee to make an informed decision as to whether further consideration of the candidate would be warranted.

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

Annual Shareholders Meeting Attendance Policy

It is the policy of our Board of Directors that all of our directors are strongly encouraged to attend each annual shareholder meeting. Six directors attended the last held annual meeting of shareholders of the Company.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer, Controller, Principal Accounting Officer, and any of our other employees performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is available on our website at www.siebert.com/investor-relation/shareholder-information.

Board Leadership Structure and Board of Directors

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during 2024 had a relationship that requires disclosure as a Compensation Committee interlock.

Family Relationships

Mrs. Gebbia, our director, is the spouse of Mr. Gebbia, our Chief Executive Officer and Chairman of the Board of Directors. Except as disclosed, there are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Insider Trading Policy; Employee, Officer and Director Hedging and 10b5-1 Plans

We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees, or by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing rules of Nasdaq. The Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Report.

Our insider trading policy strongly discourages our employees (including officers) or directors, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities.

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

Clawback Policy

We have a compensation recovery policy designed to comply with the mandatory compensation “clawback” requirements under Nasdaq rules. Under the policy, in the event of certain accounting restatements, we will be required to recover erroneously received incentive-based compensation from our executive officers representing the excess of the amount actually received over the amount that would have been received had the financial statements been correct in the first instance. The Compensation Committee has discretion to make certain exceptions to the clawback requirements (when permitted by Nasdaq rules) and ultimately determine whether any adjustment will be made.

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

Based upon a review of Section 16(a) forms furnished to the Company, the Company believes that all applicable Section 16(a) filing requirements were met during the year ended December 31, 2024, except as set forth below:

Delinquent Section 16(a) Reports

On March 5, 2025, John M. Gebbia, a member of a group that beneficially owns over 10% of the Company’s outstanding shares of common stock, reported on Form 4 the disposition of 1,000 shares. Mr. Gebbia’s Form 4 was filed late due to an inadvertent mistake.

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

Richard Gebbia has been in the brokerage industry since 1993. From 2007 to 2020, Mr. Gebbia was associated with StockCross in various capacities. Mr. Gebbia was the CEO and a Director of StockCross.

David Gebbia has been in the brokerage industry since 1993. Mr. Gebbia is currently the President of the Company’s insurance subsidiary, PW.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the annual compensation paid to or earned by our current named executive officers during the years ended December 31, 2024 and 2023, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Totals ($)
John J. Gebbia(1)	2024	$840,000	$350,000	—	—	—	—	$120,000	$1,310,000
Chief Executive Officer, Director and Chairman	2023	$292,000	$200,000	—	—	—	—	$120,000	$612,000
Andrew H. Reich(2)	2024	$272,000	$190,000	—	—	—	—	$120,000	$582,000
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Director and Secretary	2023	$250,000	$181,000	—	—	—	—	$120,000	$551,000

(1)	Represents the dollar amount recognized for consolidated financial statement reporting in accordance with Topic 718. Mr. Gebbia was named to the position of Chief Executive Officer effective May 24, 2023.

(2)	Represents the dollar amount recognized for consolidated financial statement reporting in accordance with Topic 718. Mr. Reich was named to the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer effective December 16, 2016.

(3)	“All other compensation” for Mr. Gebbia and Mr. Reich is other compensation for services as a member of our Board of Directors for the years ended December 31, 2024 and 2023, respectively.

Equity Incentive Plan

The purpose of the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”) is to (a) enable the Company to attract and retain the types of employees, directors and other service providers who will contribute to the Company’s long term success; (b) provide incentives that align the interests of the participants with those of the shareholders of the Company; and (c) promote the success of the Company’s business.

One or more committees (each, a “Committee”) appointed by the Board of Directors (or its Compensation Committee) will administer the Plan. Unless the Board of Directors provides otherwise, the Compensation Committee will be the Committee. The Board of Directors may also at any time terminate the functions of the Committee and reassume all powers and authority previously delegated to the Committee. Except as otherwise determined by the Board of Directors, the Committee shall consist solely of two or more directors who qualify as “non-employee directors” under Rule 16b-3 of the Exchange Act.

Subject to the terms of the Plan, the Committee has the sole discretion to select the employees, directors and other service providers who will receive awards, determine the terms and conditions of awards and interpret the provisions of the Plan and outstanding awards. The Committee may delegate any part of its authority and powers under the Plan to one or more directors or executive officers of the Company; provided, however, that the Committee may not delegate its authority and powers with respect to awards granted to our executive officers and directors.

The Plan permits the grant of the following types of incentive awards: (1) stock options (which can be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified stock options); (2) stock appreciation rights (“SARs”); (3) restricted stock; (4) restricted stock units; (5) performance shares or units; (6) other equity-based awards; and (7) cash awards. The vesting of equity awards can be based on “continuous service” (as defined in the Plan), achievement of one or more performance criteria, or a combination of continuous service and achievement of performance criteria.

The Plan has key features which reflect a broad range of compensation and commonly viewed governance best practices, including the following provisions:

●	Prohibition against granting discounted options or SARs;

●	Requiring shareholder approval before repricing underwater options or SARs;

●	Prohibition against dividends or dividend equivalents on unearned restricted stock, restricted stock units, performance shares or units; and

●	No authority to allow dividend equivalents for options or SARs.

Outstanding Equity Awards as of December 31, 2024

As of December 31, 2024, the Company had no outstanding equity awards to named executive officers.

Option Agreements

As of December 31, 2024 and 2023, we had no option agreements with our named executive officers.

Employment Agreements

We are not a party to an employment agreement with any named executive officer. All of our named executive officers are employees at will.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and Item 402(v) of Regulation S-K, which was adopted by the SEC in 2022, the Company is providing the following information regarding the relationship between “compensation actually paid” (“CAP”) to our principal executive officer (“PEO”), former principal executive officer (“Former PEO”) and non-PEO named executive officer (“NEO”) and certain financial performance of the Company for the fiscal years listed below.

	John J. Gebbia - PEO		Andrew H. Reich – Former PEO			Non-PEO NEO		Value of Initial Fixed $100
Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (3)	Summary Compensation Table Total for Former PEO (1)		Compensation Actually Paid to Former PEO (3)	Average Summary Compensation Table Total for Non-PEO NEO (1)	Average Compensation Actually Paid to Non-PEO NEO (4)	Investment Based On Total Shareholder Return (“TSR”) (5)	Net Income / (Loss) thousands (6)
2024	$1,310,000	$1,310,000	$		$-	$582,000	$582,000	$37.93	$13,286
2023	$612,000	$612,000		$230,000	$230,000	$321,000	$321,000	$(27.59)	$7,826
2022	$282,000	$250,000		$-	$-	$(2)	$(2)	$(41.38)	$(1,990)

(1)	Represents the amounts of total compensation reported for our PEO, Former PEO and Non-PEO NEO during each corresponding year in the “Total” column of the Summary Compensation Table above.

(2)	Andrew H. Reich was our PEO for the fiscal year ended December 31, 2022, and until May 24, 2023, upon appointment of Mr. Gebbia as PEO. There were no other NEOs for the year ended December 31, 2022, and only Andrew H. Reich during the year ended December 31, 2024 and 2023.

(3)	Represents the amount of “compensation actually paid” to our PEO and Former PEO, respectively, as computed in accordance with Item 402(v) of Regulation S-K, with the following adjustments:

Year	Reported Summary Compensation Table Total for John J. Gebbia	Equity Award Adjustments(b)	Compensation Actually Paid to John J. Gebbia
2024	$1,310,000	$—	$1,310,000

2023	$612,000	$—	$612,000

2022	$—	$—	$—

Year	Reported Summary Compensation Table Total for Andrew H. Reich	Equity Award Adjustments(b)	Compensation Actually Paid to Andrew H. Reich
2024	$582,000	$—	$582,000

2023	$551,000	$—	$551,000

2022	$282,000	$(32,000)	$250,000

(b)	The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant.

(4)	Represents the average amount of “compensation actually paid” to the Non-PEO NEO, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average compensation earned or paid to the Non-PEO NEOs during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the Non-PEO NEO for each applicable year:

Year	Reported Summary Compensation Tale Total for Andrew H. Reich	Equity Award Adjustments(b)	Compensation Actually Paid to Andrew H. Reich
2024	$551,000	$—	$551,000

2023	$551,000	$—	$551,000

2022	$—	$—	$—

(5)

TSR is cumulative for the measurement periods beginning on December 31, 2021 and ending on December 31 of each of 2024, 2023 and 2022, respectively, calculated as the yearly percentage change in cumulative total shareholder return based on a deemed fixed investment of $100 at market close on December 31, 2021. No dividends were paid in 2024, 2023 or 2022.

(6)	The dollar amounts reported represent the amount of net income/ (loss) reflected in our consolidated audited financial statements for the applicable years.

The objectives of our executive compensation program are (1) to enhance our long-term value by driving growth and profitability consistent with our board-approved annual financial and long-term strategic plans, (2) to assist us in attracting and retaining high quality talent, (3) to reward past performance and motivate future performance, and (4) to align executive officers’ long-term interests with those of our shareholders. While we do not utilize a set formula for allocating compensation among the elements of total compensation, our compensation program is designed to reward performance by tying a substantial portion of each executive officer’s total potential compensation to individual performance and our overall performance. Key factors include the executive officer’s performance; the nature, scope and level of the executive officer’s responsibilities; and the executive officer’s contribution to our overall financial results. Our approach to compensation complements our practices of real-time risk assessment and daily measurement of financial performance in the various parts of our businesses, which also act as disincentives to excessive risk-taking. The compensation actually paid to our PEO and Former PEO and the average amount of compensation actually paid to or non-PEO NEOs during the periods presented are not directly correlated with TSR as they are influenced by numerous factors including, but not limited to, the timing of new grant issuances and award vesting, NEO mix, share price volatility during the fiscal year, our mix of performance metrics and other factors.

DIRECTOR COMPENSATION

The table below discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our directors during the year ended December 31, 2024 which is payable quarterly, plus reimbursements for reasonable travel expenses and out-of-pocket costs incurred on behalf of the Company.

Mr. Gebbia and Mr. Reich each received a total of $120,000 for their service as a member of our Board of Directors during the year ended December 31, 2024. Mr. Gebbia and Mr. Reich’s total compensation for service as an employee and as a member of our Board of Directors is presented under the heading “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gloria E. Gebbia	$120,000	—	—	—	—	—	$120,000
John J. Gebbia	$120,000	—	—	—	—	—	$120,000
Andrew H. Reich	$120,000	—	—	—	—	—	$120,000
Francis V. Cuttita	$130,000	—	—	—	—	—	$130,000
Charles Zabatta	$150,000	—	—	—	—	—	$150,000
Jerry M. Schneider	$130,000	—	—	—	—	—	$130,000
Hocheol Shin	$—	—	—	—	—	—	$—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our common stock as of March 5, 2025. The information includes beneficial ownership by each of our directors and the named executive officers, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our common stock. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage of ownership is based on 40,432,936 shares of common stock outstanding as of March 5, 2025.

Name and Address of Beneficial Owner (1)	Shares of Common Stock	Percent of Class (Rounded)

Named Executive Officers and Directors
Gloria E. Gebbia / John J. Gebbia (2) (6)	16,959,323	42%
Andrew H. Reich (8)	748,238	2%
Charles Zabatta (3)	550,439	1%
Francis V. Cuttita	187,773	1%
Jerry M. Schneider	3,000	*
Hocheol Shin (7)	—	*
Directors and executive officers as a group (7 persons)	18,448,773	46%

Other Shareholders with 5% or More
Kakaopay (9)	8,075,607	20%
15F, Tower B, 166 Pangyoyeok-ro,
Bundang-gu, Seongnam-si,
Gyeonggi-do, Republic of Korea 13529

Kimberly Gebbia (4) (6)	3,439,400	9%
653 Collins Ave
Miami, FL 33139

John M. Gebbia (5) (6)	2,214,891	5%
300 Vesey Street
New York, NY 10282

*	Less than 1% of outstanding shares as of March 5, 2025.

(1)	Unless otherwise indicated, the business address of each individual is c/o Siebert Financial Corp., 653 Collins Avenue, Miami Beach, FL 33139.

(2)	Gloria E. Gebbia and John J. Gebbia are husband and wife. Includes 9,715,714 shares of our common stock owned by Gloria E. Gebbia, 3,439,400 shares owned by Kimberly Gebbia, Richard Gebbia, and the children of Richard and Kimberly Gebbia, 2,214,891 shares owned by John M. Gebbia and the children of John M. Gebbia, and 1,589,318 shares owned by David J. Gebbia and the children of David J. Gebbia.

(3)	Includes 450,439 shares owned by Charles Zabatta’s wife.

(4)	Includes 588,535 shares owned by the husband of Kimberly Gebbia, Richard Gebbia, and 261,273 shares owned by the children of Richard and Kimberly Gebbia.

(5)	Includes 190,000 shares owned by the children of John M. Gebbia.

(6)	Gloria E. Gebbia, John M. Gebbia, Richard Gebbia, David Gebbia, and Kimberly Gebbia are parties to that certain Amended and Restated Joint Filing and Group Agreement, dated as of January 10, 2022 (the “Group Agreement”), pursuant to which the foregoing Gebbia family members agreed to form a group for the purpose of taking joint actions and such actions relating to their voting rights regarding securities of the Company necessary or advisable to achieve the foregoing. The Group Agreement is attached to the amended Schedule 13D, filed on January 13, 2022, as Exhibit 99.1.

(7)	Hocheol Shin was designated by Kakaopay as a director-nominee pursuant to that certain Amended and Restated Stockholders’ Agreement dated December 19, 2023, among Kakaopay, the Company, the Gebbia Stockholders (as defined therein), and John J. Gebbia (in his individual capacity and as representative of the Gebbia Stockholders).

(8)	Includes 28,000 shares owned by the children of Andrew H. Reich.

(9)	Based solely on a Schedule 13D filed with the SEC on May 30, 2023, by Kakaopay and Kakao Corporation (“Kakao”). In the filing, Kakaopay and Kakao reported having shared voting power over all 8,075,607 shares.

Equity Compensation Plan Information

The below table presents information related to our equity compensation plan under which our securities are authorized for issuance as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	NA	2,214,000
Equity compensation plans not approved by security holders	—	NA	NA
Total	—	NA	2,214,000

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

Related Party Transactions

Refer to Note 24 – Related Party Disclosures for further detail on our related party transactions.

Director Independence

See “Corporate Governance” under Item 10 in this Report for information on director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Since the second quarter of 2024, Crowe LLP (“Crowe”) has served as our independent registered public accounting firm. Prior to the second quarter of 2024, Baker Tilly US, LLP (“Baker Tilly”) served as our independent registered public accounting firm.

Audit and Tax Fees

Our Audit Committee has determined that the services described below that were rendered by Crowe and Baker Tilly are compatible with the maintenance of Crowe and Baker Tilly’s independence from our management.

Audit Fees

The aggregate fees billed by Crowe for professional services rendered for the 2024 audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements were $825,000. The aggregate fees billed by Baker Tilly for professional services rendered for the 2024 reviews of our quarterly consolidated financial statements were $67,000. The aggregate fees billed by Baker Tilly for professional services rendered for the 2023 audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements were $407,000.

Audit-Related Fees

We had no fees billed by Crowe for assurance and related services reasonably related to the performance of the audit or review of consolidated financial statements for the years ended December 31, 2024. We had no fees billed by Baker Tilly for assurance and related services reasonably related to the performance of the audit or review of consolidated financial statements for the years ended December 31, 2024 and 2023.

Tax Fees

We had no tax fees billed by Crowe for tax compliance, tax advice, and tax planning for the years ended December 31, 2024. We had no tax fees billed by Baker Tilly for tax compliance, tax advice, and tax planning for the years ended December 31, 2024 and 2023.

All Other Fees

We had no other fees billed by Crowe for tax compliance, tax advice, and tax planning for the years ended December 31, 2024. We had no other fees billed by Baker Tilly for tax compliance, tax advice, and tax planning for the years ended December 31, 2024 and 2023.

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

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the PCAOB (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off-balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the PCAOB (United States) regarding “Communication with Audit Committees Concerning Independence.”

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the SEC.

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

The consolidated financial statements for the years ended December 31, 2024 and 2023 commence on page 31 of this Report.

2.	Consolidated Financial Statement Schedules

None.

3.	Exhibits

The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description Of Document
3.1	Certificate of Incorporation of Siebert Financial Corp. (formerly known as J. Michaels, Inc..) originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
3.1(a)

Certificate of Amendment to Certificate of Incorporation of Siebert Financial Corp., as amended and restated, filed February 2, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

3.2	By-laws of Siebert Financial Corp. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-49843) filed on April 10, 1998).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.0 to the Company’s Annual Report on Form 10-K filed on March 30, 2022).
4.2*	Siebert Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2022).
10.1	Consent and Waiver dated as of December 16, 2016 by and among Siebert Cisneros Shank Financial, LLC, Siebert Cisneros Shank & Co. L.L.C. and Siebert Financial Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 6, 2017).
10.2	Fully Disclosed Clearing Agreement, by and between NFS LLC and Muriel Siebert & Co., Inc. dated May 5, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010).
10.3	Common Stock Purchase Agreement, dated as of January 31, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2021).
10.4	Amendment to Fully Disclosed Clearing Agreement, dated as of August 1, 2021, by and between Muriel Siebert & Co., Inc. and National Financial Services LLC. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.5	Guaranty Agreement, dated as of August 1, 2021, between Siebert Financial Corp. and National Financial Services LLC (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.6	Amendment No. 1 to Common Stock Purchase Agreement, dated as of August 18, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.7	Purchase Agreement dated as of December 30, 2021, for 653 Collins Ave, Miami Beach, FL, between Siebert Financial Corp. and City National Bank of Florida, a national banking association, as trustee under the provisions of a certain Trust Agreement, dated 22nd day of March, 1993 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on January 5, 2022).
10.8	Promissory Note and Loan and Security Agreement, dated as of December 30, 2021, between East West Bank and Siebert Financial Corp. (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on January 5, 2022).
10.9	Capital on DemandTM Sales Agreement, dated May 27, 2022, by and between Siebert Financial Corp. and JonesTrading Institutional Services LLC. (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on May 27, 2022).
10. 10	Registration Rights and Lock-Up Agreement (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K dated May 3, 2023).
10.11	Share Redemption Agreement, dated July 10, 2023, by and among Cynthia DiBartolo, Siebert Financial Corp, and Tigress Holdings, LLC (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K dated July 14, 2023).

10.12	Termination and Settlement Agreement, dated December 19, 2023 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K dated December 20, 2023).
10.13	Amended and Restated Stockholders’ Agreement, dated December 19, 2023 (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K dated December 20, 2023).
10.14	Purchase Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K dated January 24, 2024).
10.15	East West Loan and Security Agreement, dated July 29, 2024 (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on August 20, 2024).
10.16	East West Revolver Note Agreement, dated July 29, 2024 (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on August 20, 2024).
10.17	Continuing Guaranty, dated July 29, 2024 (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on August 20, 2024).
10.18	Credit Agreement, dated November 22, 2024 (incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on December 19, 2024).
10.19	BMO Bank Revolver Note Agreement, dated November 22, 2024 (incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on December 19, 2024).
10.20	Parent Guaranty, dated November 22, 2024 (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on December 19, 2024).
16.1	Letter from Baker Tilly US, LLP to the Securities and Exchange Commission, dated May 16, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on May 16, 2024).
19.1**	Insider Trading Policy
21.1**	Subsidiaries of the registrant
23.1**	Consent of Crowe LLP
23.2**	Consent of Baker Tilly US, LLP
31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 000-05703) filed on May 10, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded with Inline XBRL document).

*	Management contract or compensatory plan or arrangement.

**	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ John J. Gebbia
John J. Gebbia
Chief Executive Officer and Chairman
(Principal executive officer)

Date:	March 28, 2025

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal financial and accounting officer)

Date:	March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John J. Gebbia	Chief Executive Officer and Chairman (Principal executive	March 28, 2025
John J. Gebbia	officer)

/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and Chief	March 28, 2025
Andrew H. Reich	Financial Officer, Secretary and Director (Principal financial and accounting officer)

/s/ Gloria E. Gebbia	Director	March 28, 2025
Gloria E. Gebbia

/s/ Charles Zabatta	Director	March 28, 2025
Charles Zabatta

/s/ Francis V. Cuttita	Director	March 28, 2025
Francis V. Cuttita

/s/ Jerry M. Schneider	Director	March 28, 2025
Jerry M. Schneider

/s/ Hocheol Shin	Director	March 28, 2025
Hocheol Shin