Form 10-K/A
period 2024-12-31
SIEBERT FINANCIAL CORP
filed 2025-04-01
CIK 65596

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

The number of shares of the registrant’s outstanding common stock, as of March 31, 2025, were 41,432,936 issued and 40,432,936 shares outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Siebert Financial Corp. (the “Company”) is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) that was filed with the Securities and Exchange Commission on March 31, 2025 for the purpose of adding the report of the Company’s predecessor independent registered public accounting firm, Baker Tilly US, LLP (PCAOB ID 23). Due to an inadvertent error, the Annual Report did not include the report of Baker Tilly US, LLP, on the consolidated financial statements as of and for the year ended December 31, 2023.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Annual Report and does not modify or update in any way disclosures made in the Annual Report except to add Baker Tilly US, LLP's report.

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

March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 23)

To the Shareholders and the Board of Directors of

Siebert Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Siebert Financial Corp. (the Company) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 22 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

o	Reviewed management’s revenue recognition policies and related contracts.

o	Performed substantive tests of details for a sample of transactions for each material revenue stream.

o	As a result of the Company’s material weakness related to Information Technology General Controls (ITGCs), we increased the extent of substantive tests of details we would have otherwise made if the Company’s controls were designed and operating effectively. In addition, we utilized original source documents for audit evidence, rather than system reports or other information generated by the Company’s information technology (IT) systems. For any reports obtained from the IT systems, the engagement team designed specific audit procedures to substantively test the completeness and accuracy of such reports.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2017.

New York, New York

May 10, 2024

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

25. Subsequent Events

The Company has evaluated events that have occurred subsequent to December 31, 2024 and through March 31, 2025, the date of the filing of this Report.

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

SIEBERT FINANCIAL CORP.

By:	/s/ John J. Gebbia
John J. Gebbia
Chief Executive Officer and Chairman
(Principal executive officer)

Date:	March 31, 2025

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal financial and accounting officer)

Date:	March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John J. Gebbia	Chief Executive Officer and Chairman (Principal executive	March 31, 2025
John J. Gebbia	officer)

/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and Chief	March 31, 2025
Andrew H. Reich	Financial Officer, Secretary and Director (Principal financial and accounting officer)

/s/ Gloria E. Gebbia	Director	March 31, 2025
Gloria E. Gebbia

/s/ Charles Zabatta	Director	March 31, 2025
Charles Zabatta

/s/ Francis V. Cuttita	Director	March 31, 2025
Francis V. Cuttita

/s/ Jerry M. Schneider	Director	March 31, 2025
Jerry M. Schneider

/s/ Hocheol Shin	Director	March 31, 2025
Hocheol Shin