Form 10-Q
period 2025-03-31
SIEBERT FINANCIAL CORP
filed 2025-05-13
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2025, there were 41,409,936 issued and 40,409,936 shares outstanding of the registrant’s common stock.

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

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including the following: economic, social and political conditions, global economic downturns, including those resulting from extraordinary events; changes and volatility in tariffs and trade policies; securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, (“2024 Form 10-K”), and our other filings with the Securities and Exchange Commission (“SEC”).

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$25,713,000	$32,629,000
Cash and securities segregated for regulatory purposes; (Cash of $107.1 million, securities with a fair value of $44.4 million as of March 31, 2025; Cash of $135.8 million, securities with a fair value of $68.8 million as of December 31, 2024)	151,448,000	204,587,000
Receivables from customers	79,576,000	84,367,000
Receivables from broker-dealers and clearing organizations	4,771,000	3,920,000
Receivables from non-customers	802,000	607,000
Other receivables	2,904,000	2,744,000
Prepaid expenses and other assets	2,720,000	2,257,000
Securities borrowed	207,591,000	139,040,000
Securities owned, at fair value	29,364,000	21,385,000
Total Current assets	504,889,000	491,536,000

Deposits with broker-dealers and clearing organizations	5,599,000	4,227,000
Property, office facilities, and equipment, net	10,211,000	10,245,000
Software, net	5,651,000	4,836,000
Other intangible assets, net	648,000	697,000
Lease right-of-use assets	2,229,000	2,390,000
Deferred tax assets	2,641,000	3,418,000
Goodwill	2,319,000	2,319,000
Total Assets	$534,187,000	$519,668,000

LIABILITIES AND EQUITY
Liabilities
Current liabilities
Payables to customers	$206,922,000	$227,129,000
Payables to non-customers	2,656,000	3,297,000
Drafts payable	1,055,000	1,331,000
Payables to broker-dealers and clearing organizations	1,291,000	444,000
Accounts payable and accrued liabilities	4,810,000	5,240,000
Taxes payable	3,241,000	2,183,000
Securities loaned	210,688,000	184,962,000
Securities sold, not yet purchased, at fair value	142,000	26,000
Current portion of lease liabilities	1,092,000	886,000
Current portion of long-term debt	89,000	88,000
Current portion of deferred contract incentive	283,000	496,000
Current portion of contract termination liability	1,709,000	1,748,000
Total Current liabilities	433,978,000	427,830,000

Lease liabilities, less current portion	1,416,000	1,787,000
Long-term debt, less current portion	4,116,000	4,140,000
Contract termination liability, less current portion	405,000	819,000
Total Liabilities	439,915,000	434,576,000

Commitments and Contingencies

Equity
Stockholders’ equity
Common stock, $.01 par value; 100,000,000 shares authorized; 41,357,936 shares issued and 40,357,936 shares outstanding as of March 31, 2025, respectively. 41,120,936 shares issued and 40,120,936 shares outstanding as of December 31, 2024, respectively.	414,000	412,000
Treasury stock, at cost; 1,000,000 shares held as of both March 31, 2025 and December 31, 2024	(2,510,000)	(2,510,000)
Additional paid-in capital	46,642,000	46,090,000
Retained earnings	48,758,000	40,094,000
Total Stockholders’ equity	93,304,000	84,086,000
Noncontrolling interests	968,000	1,006,000
Total Equity	94,272,000	85,092,000

Total Liabilities and Equity	$534,187,000	$519,668,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Commissions and fees	$2,102,000	$2,300,000
Interest, marketing and distribution fees	6,945,000	8,763,000
Principal transactions and proprietary trading	12,961,000	3,506,000
Market making	552,000	672,000
Stock borrow / stock loan	4,837,000	4,098,000
Advisory fees	748,000	490,000
Other income	774,000	627,000
Total Revenue	28,919,000	20,456,000

Expenses
Employee compensation and benefits	11,922,000	10,376,000
Clearing fees, including execution costs	454,000	428,000
Technology and communications	1,105,000	876,000
Other general and administrative	1,509,000	1,029,000
Data processing	949,000	751,000
Rent and occupancy	467,000	497,000
Professional fees	1,359,000	1,037,000
Depreciation and amortization	415,000	255,000
Interest expense	89,000	51,000
Advertising and promotion	154,000	54,000
Total Expenses	18,423,000	15,354,000

Operating income	10,496,000	5,102,000

Income before provision for income taxes	10,496,000	5,102,000
Provision for income taxes	1,835,000	1,415,000
Net income	8,661,000	3,687,000
Less net income (loss) attributable to noncontrolling interests	(3,000)	(1,000)
Net income available to common stockholders	$8,664,000	$3,688,000

Net income available to common stockholders per share of common stock
Basic and diluted	$0.22	$0.09

Weighted average shares outstanding
Basic and diluted	40,192,036	39,769,398

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2024	40,580,936	$406,000	1,000,000	$(2,510,000)	$45,016,000	$26,808,000	$69,720,000	$989,000	$70,709,000
Transaction with J2 Financial	200,000	2,000	—	—	348,000	—	350,000	—	350,000
Share-based compensation	50,000	1,000	—	—	84,000	—	85,000	—	85,000
Net income (loss)	—	—	—	—	—	3,688,000	3,688,000	(1,000)	3,687,000
Balance – March 31, 2024	40,830,936	$409,000	1,000,000	$(2,510,000)	$45,448,000	$30,496,000	$73,843,000	$988,000	$74,831,000

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2025	41,120,936	$412,000	1,000,000	$(2,510,000)	$46,090,000	$40,094,000	$84,086,000	$1,006,000	$85,092,000
Share-based compensation	237,000	2,000	—	—	552,000	—	554,000	—	554,000
RISE Cash Distribution	—	—	—	—	—	—	—	(35,000)	(35,000)
Net income (loss)	—	—	—	—	—	8,664,000	8,664,000	(3,000)	8,661,000
Balance – March 31, 2025	41,357,936	$414,000	1,000,000	$(2,510,000)	$46,642,000	$48,758,000	$93,304,000	$968,000	$94,272,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$8,661,000	$3,687,000
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense	777,000	384,000
Depreciation and amortization	415,000	255,000
Share-based compensation (1)	554,000	85,000
Interest related to contract termination liability payment	50,000	10,000

Changes in
Securities segregated for regulatory purposes	$24,389,000	$15,075,000
Receivables from customers	4,791,000	(1,904,000)
Receivables from non-customers	(195,000)	(405,000)
Receivables from and deposits with broker-dealers and clearing organizations	(2,223,000)	(5,458,000)
Securities borrowed	(68,551,000)	11,039,000
Securities owned, at fair value	(7,979,000)	(1,232,000)
Prepaid expenses and other assets	(623,000)	(328,000)
Payables to customers	(20,207,000)	(41,438,000)
Payables to non-customers	(641,000)	36,000
Drafts payable	(276,000)	108,000
Payables to broker-dealers and clearing organizations	847,000	1,522,000
Accounts payable and accrued liabilities	(430,000)	1,227,000
Securities loaned	25,726,000	(29,959,000)
Securities sold, not yet purchased, at fair value	116,000	(1,000)
Net lease liabilities	(4,000)	15,000
Taxes payable	1,058,000	1,029,000
NFS business development credits	(213,000)	(213,000)
Contract termination liability payment	(503,000)	(500,000)
Net cash used in operating activities	(34,461,000)	(46,966,000)

Cash Flows From Investing Activities
Purchase of office facilities and equipment	(63,000)	(28,000)
Purchase of software	(940,000)	(877,000)
Additions to property, office facilities, and equipment	(144,000)	(821,000)
Transaction with J2 Financial	—	(35,000)
Net cash used in investing activities	(1,147,000)	(1,761,000)

Cash Flows From Financing Activities
Draws on bank loans	—	4,800,000
RISE cash distribution	(35,000)	—
Repayments of long-term debt	(23,000)	(21,000)
Net cash (used in) / provided by financing activities	(58,000)	4,779,000

Net change in cash and cash equivalents, and cash segregated for regulatory purposes	(35,666,000)	(43,948,000)
Cash and cash equivalents, and cash segregated for regulatory purposes - beginning of period	168,458,000	164,537,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of period	$132,792,000	$120,589,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of period	$25,713,000	$2,856,000
Cash segregated for regulatory purposes - end of period	107,079,000	117,733,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of period	$132,792,000	$120,589,000

Supplemental cash flow information
Cash paid during the period for income taxes	$—	$2,000
Cash paid during the period for interest	$39,000	$41,000

Non-cash investing and financing activities
Transaction with J2 Financial (2)	$—	$350,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

(1)	Refer to Note 18 – Employee Benefit Plans for further detail.
(2)	Refer to Note 10 – Software, Net in the Company’s 2024 10-K for further information.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Organization

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned and majority-owned subsidiaries:

●	Muriel Siebert & Co., LLC (“MSCO”) provides retail brokerage and investment banking services. MSCO is a Delaware corporation and broker-dealer registered with the SEC under the Exchange Act and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), and the National Futures Association (“NFA”).

●	Siebert AdvisorNXT, LLC (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940.

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC (“RISE”) is a Delaware limited liability company and a broker-dealer registered with the SEC and NFA.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

●	Gebbia Entertainment, LLC (“GE”) is a Florida limited liability company and provides media entertainment services and serves as the in-house marketing and advertising function for Siebert.

For purposes of this Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, STXD, and GE collectively, unless the context otherwise requires.

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

The Company engages in a single line of business as a securities broker-dealer, providing comprehensive brokerage services including custody and clearing of retail accounts, insurance and advisory services, principal transaction and proprietary trading, market making, and securities lending. The Company currently has no other reportable segments. All of the Company’s revenues for the three months ended March 31, 2025 and 2024 were derived from its operations in the U.S.

The Company has evaluated the impact of its recent acquisition of GE on its consolidated financial statements and has determined that the acquisition is immaterial. As of March 31, 2025, the Company operates as a single reportable segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective. Management will continue to monitor the financial significance of the GE acquisition and may report additional segments in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 280 – “Improvements to Reportable Segment Disclosures” (“Topic 280”).

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

In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s 2024 Form 10-K.

Reclassification

Certain amounts for the three months ended March 31, 2024 and certain cash flows within the Investing Activities section have been reclassified to conform to the presentation of the current period. The reclassification has not materially impacted the Company’s financial statements, and did not result in a change in total revenue, net income or cash flows from operations or investing activities for the periods presented.

Principles of Consolidation

The financial statements include the accounts of Siebert and its wholly-owned and majority-owned consolidated subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated. The Company’s ownership in RISE was 68% as of both March 31, 2025 and December 31, 2024. Refer to Note 5 – RISE in the Company’s 2024 Form 10-K for further information.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2024 Form 10-K. During the three months ended March 31, 2025, there were no significant changes made to the Company’s significant accounting policies. Except as set forth below, those policies were unchanged during the three months ended March 31, 2025.

Restricted Equity Securities

During the three months ended March 31, 2025, the Company participated in a private placement and acquired restricted shares of a private U.S. company in 2025 (the “Investment in Equity Security”). These shares are subject to restrictions on transferability and did not have a readily determinable fair value at the time of acquisition.

Accordingly, the Company accounted for the investment at cost, in accordance with ASC 321-10-35-2, Investments – Equity Securities: Subsequent Measurement, using the measurement alternative under ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10).

On March 31, 2025, the issuer completed its initial public offering, and the Company’s restricted shares converted into restricted publicly traded shares as part of the IPO process. These shares remain subject to resale restrictions until such resale is registered with the SEC or an exemption from such registration requirement becomes available.

In accordance with ASC 321, once observable events indicate that fair value is readily determinable, the measurement alternative must be discontinued. As a result of the IPO, the Company began measuring the investment at fair value, with changes in fair value recognized in earnings on a recurring basis.

Additionally, the Company applied ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that contractual sale restrictions are not considered in fair value measurements under ASC 820. However, a discount for lack of marketability may still be considered if it reflects assumptions that market participants would use. In this case, the Company has not applied a discount solely for the period prior to the initial public offering, but did apply a discount subsequent to the initial public offering, including a 40% discount as of March 31, 2025 as indicated in Note 4 – Fair Value Measurement.

The investment is classified as a Level 3 asset in the fair value hierarchy due to the use of significant unobservable inputs in the valuation.

Refer to Note 4 – Fair Value Measurements for additional details.

2. New Accounting Standards

Recently Issued Accounting Standards

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

Accounting Standards Adopted in Fiscal 2025

The Company did not adopt any new accounting standards during the three months ended March 31, 2025. In addition, the Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of March 31, 2025.

3. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of March 31, 2025	As of December 31, 2024
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$7,647,000	$5,777,000
Goldman Sachs & Co. LLC (“GSCO”)	53,000	50,000
National Financial Services, LLC (“NFS”)	2,482,000	2,102,000
Securities fail-to-deliver	113,000	90,000
Globalshares	75,000	68,000
Other receivables	—	60,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$10,370,000	$8,147,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$845,000	$439,000
Payables to broker-dealers	446,000	5,000
Total Payables to broker-dealers and clearing organizations	$1,291,000	$444,000

(1)	Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of March 31, 2025 and December 31, 2024, MSCO had shares of DTCC common stock valued at approximately $1.1M which is included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. Refer to Note 19 – Related Party Disclosures for more detail.

4. Fair Value Measurements

Overview

ASC 820 defines fair value, establishes a framework for measuring fair value as well as a hierarchy of fair value inputs. Refer to the below as well as Note 2 – Summary of Significant Accounting Policies in the Company’s 2024 Form 10-K for further information regarding fair value hierarchy, valuation techniques and other items related to fair value measurements.

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

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$44,369,000	$—	$—	$44,369,000

Securities owned, at fair value
U.S. government securities	$17,271,000	$—	$—	$17,271,000
Certificates of deposit	—	141,000	—	141,000
Municipal securities	—	117,000	—	117,000
Corporate bonds	—	16,000	—	16,000
Unit investment trust	—	229,000	—	229,000
Options	1,000	—	—	1,000
Equity securities	667,000	89,000	10,833,000	11,589,000
Total Securities owned, at fair value	$17,939,000	$592,000	$10,833,000	$29,364,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$78,000	$—	$—	$78,000
Options	64,000	—	—	64,000
Total Securities sold, not yet purchased, at fair value	$142,000	$—	$—	$142,000

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$68,758,000	$—	$—	$68,758,000

Securities owned, at fair value
U.S. government securities	$20,086,000	$—	$—	$20,086,000
Certificates of deposit	—	112,000	—	112,000
Corporate bonds	—	2,000	—	2,000
Options	58,000	—	—	58,000
Equity securities	1,055,000	72,000	—	1,127,000
Total Securities owned, at fair value	$21,199,000	$186,000	$—	$21,385,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$1,000	$—	$—	$1,000
Options	25,000			25,000
Total Securities sold, not yet purchased, at fair value	$26,000	$—	$—	$26,000

The Company had U.S. government securities with the market values and maturity dates for the periods indicated below.

As of March 31, 2025
Maturing in 2025	$48,367,000
Maturing in 2026	13,063,000
Accrued interest	210,000
Total Market value	$61,640,000

As of December 31, 2024
Maturing in 2025	$80,739,000
Maturing in 2026	8,019,000
Accrued interest	86,000
Total Market value	$88,844,000

Level 3 Instrument

The Company valued the Investment in Equity Security using a Finnerty option-pricing model. A 45-day expected holding period and 120% expected volatility yielded approximately a 40% discount for a lack of marketability which reflects market-participant pricing for the typical reversion of IPOs with 500% day-one gains, meme-stock volatility premiums, and the issuer’s outstanding high-stakes litigation.

The following table provides a reconciliation of our Level 3 assets, which are valued using significant unobservable inputs. These assets are measured at fair value based on internally developed models, with adjustments reflecting market conditions and management’s best estimates. There were no transfers in or out of Level 3 assets for the three months ended March 31, 2025. The table below outlines changes in Level 3 assets for the reporting period, including purchases, sales, and unrealized gains or losses:

	As of and for the Three Months Ended March 31, 2025
Category	Opening Balance	Purchases	Sales	Transfers In / Out	Unrealized Gains / (Losses)	Closing Balance
Equity Security Investment	$—	$1,600,000	$—	$—	$9,233,000	$10,833,000

For the three months ended March 31, 2025, the Company recorded an unrealized gain of approximately $9.2 million in relation to the Investment in Equity Security. However, due to the volatility of the price of the shares, which has declined significantly since March 31, 2025, management is uncertain as to the total unrealized or realized gain or loss that will be recognized from the Investment in Equity Security. Solely for illustrative purposes, on May 7, 2025, the closing share price of the Investment in Equity Security fell to $25.24 per share, compared with $83.51 per share ($50.11 per share after the 40% discount) as of March 31, 2025. Had the Company sold its shares on May 7, 2025, the total gain would have been approximately $3.9 million, instead of the $9.2 million unrealized gain recognized during the three months ended March 31, 2025. Because the decline reflects conditions arising after March 31, 2025, no adjustment has been made to the accompanying financial statements. The potential change in the market value of the Investment in Equity Security may materially impact the results of future periods.

Financial Assets and Liabilities Not Carried at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value either due to their short-term nature, or in the case of long-term assets or liabilities, management has determined the difference in the carrying value and fair value is immaterial. The tables below represents financial instruments in which the ending balances as of March 31, 2025 and December 31, 2024 are not carried at fair value in the statements of financial condition:

	As of March 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$25,713,000	$25,713,000	$25,713,000	$—	$—
Cash – segregated for regulatory purposes	107,079,000	107,079,000	107,079,000	—	—
Securities borrowed	207,591,000	207,591,000	—	207,591,000	—
Receivables from customers	79,576,000	79,576,000	—	79,576,000	—
Receivables from non-customers	802,000	802,000	—	802,000	—
Receivables from broker-dealers and clearing organizations	4,771,000	4,771,000	—	4,771,000	—
Other receivables	2,904,000	2,904,000	—	2,904,000	—
Deposits with broker-dealers and clearing organizations	5,599,000	5,599,000	—	5,599,000	—
Total financial assets, not measured at fair value	$434,035,000	$434,035,000	$132,792,000	$301,243,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$210,688,000	$210,688,000	$—	$210,688,000	$—
Payables to customers	206,922,000	206,922,000	—	206,922,000	—
Payables to non-customers	2,656,000	2,656,000	—	2,656,000	—
Drafts payable	1,055,000	1,055,000	—	1,055,000	—
Payables to broker-dealers and clearing organizations	1,291,000	1,291,000	—	1,291,000	—
Deferred contract incentive	283,000	283,000	—	283,000	—
Long-term debt	4,205,000	4,205,000	—	4,205,000	—
Contract termination liability	2,114,000	2,114,000	—	2,114,000	—
Total financial liabilities, not measured at fair value	$429,214,000	$429,214,000	$—	$429,214,000	$—

	As of December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$32,629,000	$32,629,000	$32,629,000	$—	$—
Cash – segregated for regulatory purposes	135,829,000	135,829,000	135,829,000	—	—
Securities borrowed	139,040,000	139,040,000	—	139,040,000	—
Receivables from customers	84,367,000	84,367,000	—	84,367,000	—
Receivables from non-customers	607,000	607,000	—	607,000	—
Receivables from broker-dealers and clearing organizations	3,920,000	3,920,000	—	3,920,000	—
Other receivables	2,744,000	2,744,000	—	2,744,000	—
Deposits with broker-dealers and clearing organizations	4,227,000	4,227,000	—	4,227,000	—
Total financial assets, not measured at fair value	$403,363,000	$403,363,000	$168,458,000	$234,905,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$184,962,000	$184,962,000	$—	$184,962,000	$—
Payables to customers	227,129,000	227,129,000	—	227,129,000	—
Payables to non-customers	3,297,000	3,297,000	—	3,297,000	—
Drafts payable	1,331,000	1,331,000	—	1,331,000	—
Payables to broker-dealers and clearing organizations	444,000	444,000	—	444,000	—
Deferred contract incentive	496,000	496,000	—	496,000	—
Long-term debt	4,228,000	4,228,000	—	4,228,000	—
Contract termination liability	2,567,000	2,567,000	—	2,567,000	—
Total financial liabilities, not measured at fair value	$424,454,000	$424,454,000	$—	$424,454,000	$—

5. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of March 31, 2025	As of December 31, 2024
Property	$6,815,000	$6,815,000
Office facilities	4,333,000	4,165,000
Equipment	984,000	945,000
Total Property, office facilities, and equipment	12,132,000	11,925,000
Less accumulated depreciation	(1,921,000)	(1,680,000)
Total Property, office facilities, and equipment, net	$10,211,000	$10,245,000

Total depreciation expense for property, office facilities, and equipment was $242,000 and $146,000 for the three months ended March 31, 2025 and 2024, respectively.

The Company invested $99,000 to build out its office in Omaha, Nebraska, for the three months ended March 31, 2024. The Company invested $23,000 and $664,000 to build out the New York office space in the World Financial Center for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense commenced in March 2024, when the New York office space was placed into service.

Miami Office Building

On December 30, 2021, the Company purchased an office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space and serves as the headquarters of the Company.

The Company invested $120,000 and $58,000 in the three months ended March 31, 2025 and 2024, respectively, to build out the Miami office building. Depreciation expense commenced in April 2023 when the Miami office building was completed and placed in service.

6. Software, Net

Software consisted of the following as of the periods indicated:

	As of March 31, 2025	As of December 31, 2024
Software	$1,881,000	$1,774,000
Retail Platform	4,926,000	4,093,000
Total Software	6,807,000	5,867,000
Less accumulated amortization – Software	(1,156,000)	(1,031,000)
Total Software, net	$5,651,000	$4,836,000

The Company contracted with a technology vendor in the fourth quarter of 2023 to support the development of the Retail Platform, supplementing its internal technology resources. The total software development cost related to the Retail Platform was $4,926,000 as of March 31, 2025, all of which was capitalized. Amortization for the Retail Platform will commence once it is placed in service, which is expected to be in the second quarter of 2025.

Total amortization of software was $125,000 and $109,000 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company estimates the following future amortization of software assets:

Year	Amount
2025	$913,000
2026	1,235,000
2027	1,046,000
2028	983,000
2029 and after	1,474,000
Total	$5,651,000

7. Leases

As of March 31, 2025, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2025 through 2029. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the statements of financial condition and the below tables display further detail on the Company’s leases.

Lease Term and Discount Rate	As of March 31, 2025	As of December 31, 2024
Weighted average remaining lease term – operating leases (in years)	3.2	3.3
Weighted average discount rate – operating leases	7.4%	7.3%

	Three Months Ended March 31, 2025
	2025	2024
Operating lease cost	$270,000	$283,000
Short-term lease cost	100,000	160,000
Variable lease cost	97,000	54,000
Total Rent and occupancy	$467,000	$497,000

Operating cash flows from operating leases	$267,000	$269,000

Operating leases	$—	$—

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of March 31, 2025 were as follows:

Year	Amount
2025	$781,000
2026	855,000
2027	613,000
2028	522,000
2029	58,000
Remaining balance of lease payments	2,829,000
Less: difference between undiscounted cash flows and discounted cash flows	321,000
Lease liabilities	$2,508,000

8. Goodwill and Other Intangible Assets, Net

Goodwill

As of March 31, 2025 and December 31, 2024, the Company’s carrying amount of goodwill was both $2,319,000. As of March 31, 2025, $1,989,000 of the Company’s carrying amount of goodwill came from the Company’s acquisition of RISE and $330,000 came from the Company’s acquisition of GE. As of March 31, 2025, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized during the three months ended March 31, 2025 and 2024. Refer to Note 2 – Summary of Significant Accounting Policies in the Company’s 2024 Form 10-K for further information.

Other Intangible Assets, Net

As a result of the Company’s acquisition of GE, the Company acquired intangible assets consisting of GE artist contracts, the fair value of which were $778,000 as of the acquisition date. Amortization commenced upon acquisition and is recognized over its estimated useful life of 4 years. Amortization expense for the intangible asset totaled $48,000 for the three months ended March 31, 2025.

As of March 31, 2025, the Company estimates the following future amortization of other intangible assets:

Year	Amount
2025	$146,000
2026	194,000
2027	194,000
2028	114,000
Total	$648,000

9. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company purchased the Miami office building for approximately $6.8 million, and the Company entered into a mortgage with East West Bancorp, Inc. (“East West Bank”) for approximately $4 million to finance part of the purchase of the Miami office building as well as $338,000 to finance part of the build out of the Miami office building. As of March 31, 2025 and December 31, 2024, the Company’s outstanding balance of the mortgage was $4,205,000 and $4,228,000, respectively.

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of March 31, 2025, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of March 31, 2025 were as follows:

Year	Amount
2025	$65,000
2026	91,000
2027	95,000
2028	98,000
2029	112,000
Thereafter	3,744,000
Total	$4,205,000

The interest expense related to this mortgage was $38,000 and $39,000 for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, the interest rate for this mortgage was 3.6%.

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

In relation to this agreement, the Company recognized $213,000 in contra expense for both the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, the balance of the deferred contract incentive was $0.3 million and $0.5 million, respectively.

11. Revenue Recognition

Refer to Note 2 – Summary of Significant Accounting Policies in Company’s 2024 Form 10-K for detail on the Company’s primary sources of revenue and the corresponding accounting treatment. There were no significant changes to the accounting policies for revenue recognition and except as set forth below, those policies were unchanged during the three months ended March 31, 2025.

Principal Transactions and Proprietary Trading

The Company continuously invests in treasury bill and treasury notes as part of its normal operations to meet deposit requirements, which are primarily in the line item “Cash and securities segregated for regulatory purposes” on the statements of financial condition, in order to enhance its yield on its excess 15c3-3 deposits. In 2025, the Company acquired the Investment in Equity Security and the unrealized gain related to this investment is included in the “Unrealized gain on investment in equity security” line in the table below. Refer to Note 1 – Organization and Basis of Presentation, Note 4 – Fair Value Measurements, and Item 2. – Management’s Discussions and Analysis of Financial Condition and Results of Operations for further detail.

Restricted Equity Securities

The following table represents detail related to principal transactions and proprietary trading.

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$3,712,000	$3,443,000	$269,000
Unrealized gain on investment in equity security	9,233,000	—	9,233,000
Realized and unrealized gain on portfolio of U.S. government securities	16,000	63,000	(47,000)
Total Principal transactions and proprietary trading	$12,961,000	$3,506,000	$9,455,000

Disaggregation of Revenue

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

	Three Months Ended March 31,
	2025	2024
Revenues from Contracts with Customers
Principal transactions and proprietary trading
Riskless principal transactions with customers	$3,740,000	$3,562,000

Commissions and fees
Brokerage commissions	1,543,000	1,892,000
Distribution fees	357,000	325,000
Insurance commissions	202,000	82,000

Stock borrow / stock loan
Retail fees (rebates)	6,000	(9,000)
Stock locate services	4,032,000	3,598,000

Other income
Administrative fees	528,000	342,000
Payment for order flow	246,000	295,000
Other commissions	—	(9,000)

Advisory fees	748,000	490,000

Total Revenues from contracts with customers	$11,402,000	$10,568,000

Revenue outside the scope of Topic 606
Principal transactions and proprietary trading
Proprietary trading	(12,000)	(56,000)
Principal transactions - equity investment	9,233,000	—

Interest, marketing and distribution fees
Margin interest	3,395,000	3,976,000
Interest income	3,050,000	4,281,000
Marking and distribution fees	500,000	506,000

Stock borrow / stock loan
Stock rebate revenue	799,000	509,000

Market making	552,000	672,000

Total Revenue Outside the Scope of Topic 606	17,517,000	9,888,000

Total Revenue	$28,919,000	$20,456,000

12. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2025, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of investments that are expected to generate capital losses when realized.

For the three months ended March 31, 2025, the Company recorded an income tax provision of $1,835,000 on pre-tax book income of $10,496,000. The effective tax rate for the three months ended March 31, 2025 was 17%. The effective tax rate differs from the federal statutory rate of 21% primarily related to the Company’s ability to utilize certain deferred tax assets for capital loss carryforwards to offset expected capital gains on its Investment in Equity Security. These capital loss carryforwards were not previously realizable on a more-likely-than-not basis and the Company has reversed a portion of its valuation allowance resulting in an income tax benefit.

For the three months ended March 31, 2024, the Company recorded an income tax provision of $1,415,000 on pre-tax book income of $5,102,000. The effective tax rate for the three months ended March 31, 2024 was 28%. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

As of both March 31, 2025 and December 31, 2024, the Company recorded an uncertain tax position of $1,354,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

13. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of March 31, 2025, MSCO’s net capital was $62.3 million, which was approximately $60.4 million in excess of its required net capital of $1.9 million, and its percentage of aggregate debit balances to net capital was 65.53%.

As of December 31, 2024, MSCO’s net capital was $63.9 million, which was approximately $62.0 million in excess of its required net capital of $1.9 million, and its percentage of aggregate debit balances to net capital was 65.84%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of March 31, 2025, MSCO had cash and securities deposits of $150.2 million (cash of $105.8 million, securities with a fair value of $44.4 million) in the special reserve accounts which was $14.3 million in excess of the deposit requirement of $135.9 million. MSCO had no adjustments for deposit(s) and / or withdrawal(s) made on April 1, 2025.

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

As of March 31, 2025, the Company was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of March 31, 2025, the Company had $1.3 million in the special reserve account which was approximately $0.2 million in excess of the deposit requirement of approximately $1.1 million. The Company made no subsequent deposits or withdrawals on April 1, 2025.

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

As of March 31, 2025, RISE’s regulatory net capital was approximately $1.2 million which was $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2024, RISE’s regulatory net capital was approximately $1.3 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1.

14. Financial Instruments with Off-Balance Sheet Risk

The Company enters into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and is, therefore, subject to varying degrees of market and credit risk. Refer to the below as well as Note 19 – Financial Instruments with Off-Balance Sheet Risk in the Company’s 2024 Form 10-K for further information.

As of March 31, 2025, the Company had margin loans extended to its customers of approximately $390.1 million, of which $79.6 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2024, the Company had margin loans extended to its customers of approximately $403.8 million, of which $84.4 million is in the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three months ended March 31, 2025 and 2024.

The following table presents information about the Company’s securities borrowing and lending activity depicting the potential effect of rights of setoff between these recognized assets and liabilities.

	As of March 31, 2025
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV - Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$207,591,000	$—	$207,591,000	$197,710,000	$9,881,000
Liabilities
Securities loaned	$210,688,000	$—	$210,688,000	$200,536,000	$10,152,000

	As of December 31, 2024
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV - Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$139,040,000	$—	$139,040,000	$126,484,000	$12,556,000
Liabilities
Securities loaned	$184,962,000	$—	$184,962,000	$170,780,000	$14,182,000

(1)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff. The Company did not net any securities borrowed or securities loaned as of March 31, 2025 or December 31, 2024.

(2)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements.

(3)	Represents the total contract value as presented in the financial statements less the fair market value of the collateral received or pledged.

15. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net income	$8,661,000	$3,687,000
Less net income (loss) attributable to noncontrolling interests	(3,000)	(1,000)
Net income available to common stockholders	$8,664,000	$3,688,000

Weighted-average common shares outstanding - basic	40,192,036	39,769,398
Dilutive effect of unvested shares	42,988	—
Weighted-average common shares used to compute diluted loss per share	40,235,024	39,769,398

Net income per share attributable to common stockholders:
Basic	$0.22	$0.09
Diluted	$0.22	$0.09

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting the weighted-average number of common shares outstanding for the potential dilutive effect of securities, if applicable. For the three months ended March 31, 2025, the Company had 300,000 antidilutive shares outstanding. The Company had no anti-dilutive shares outstanding as of December 31, 2024.

16. Commitments, Contingencies, and Other

Legal and Regulatory Matters

In the normal course of business, the Company may be subject to various proceedings and claims arising from its business activities, including lawsuits, arbitration claims and regulatory matters. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the business, which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages. In the Company’s opinion, based on currently available information, the ultimate resolution of current matters will not have a material adverse impact on the Company’s financial position and results of operations as of March 31, 2025. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

Overnight Financing

As of both March 31, 2025 and December 31, 2024, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on the line of credit. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense for this credit line was $1,000 and $2,000 for the three months ended March 31, 2025 and 2024, respectively. There were no fees related to this line of credit for the three months ended March 31, 2025 and 2024.

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

Borrowings under the Credit Agreement bears interest on the outstanding daily balance at a rate of interest per annum equal to the greater of: (a) the one-month Term Secured Overnight Financing Rate (“Term SOFR”), as administered by CME Group Benchmark Administration plus 3.15% and (b) 7.50%. The origination fee is equal to one half of one percent (0.50%) of the $20,000,000 revolver cap. The Credit Agreement contains customary affirmative covenants and negative covenants and requires the Company to maintain a minimum debt service coverage ratio of not less than 1.35:1.00 and minimum net capital of $43,000,000.

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

Borrowings under the BMO Credit Agreement bears interest on the outstanding daily balance at a rate of interest per annum equal 2.5% plus the greater of: (a) Term SOFR for such day plus 0.11448% and (b) Federal Funds Target Range – Upper Limit and (c) 0.25%. The annual commitment fee is equal to one half of one percent (0.50%) of the average daily unused portion of the commitment of $20,000,000. The BMO Credit Agreement contains customary affirmative covenants and negative covenants and requires MSCO maintain minimum total regulatory capital of $45,000,000, excess net capital of 20,000,000, assets to total regulatory capital ratio of not more than 5.0 to 1.0, and a minimum liquidity ratio of not less than 1.0. The Company satisfied its condition precedent to deliver a legal option to the Lender on December 18, 2024.

There was no interest expense for the BMO Credit Agreement for the three months ended March 31, 2025 and 2024. The fee for this credit line was $23,000 for the three months ended March 31, 2025 and there was no fee expense for the three months ended March 31, 2024.

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

For the three months ended March 31, 2025 and 2024, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

Technology Vendor

The Company has entered into agreements with technology vendors for software development related to its Retail Platform. As of March 31, 2025, the Company incurred costs of approximately $4.1 million for these vendors.

General Contingencies

The Company’s general contingencies are included in Note 21   – Commitments, Contingencies, and Other in the Company’s 2024 Form 10-K. Other than the below, there have been no material updates to the Company’s general contingencies during the three months ended March 31, 2025.

The Company is self-insured with respect to employee health claims. As part of this plan, the Company recognized expenses of $385,000 and $394,000 for the three months ended March 31, 2025 and 2024, respectively.

The Company had an accrual of $102,000 and $76,000 as of March 31, 2025 and December 31, 2024, respectively, which represents the estimate of future expense to be recognized for claims incurred during the periods.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

17. Segment Reporting

The Company operates as a wholly-owned subsidiary of the Parent and is engaged in a single line of business as a securities broker-dealer providing comprehensive brokerage services including custody and clearance of retail accounts, principal transaction and proprietary trading, market making, and securities lending. The Company’s CODM, its Chief Financial Officer, reviews operating and financial information of the Company as a whole as presented on the statements of operations as well as the financial table in Note 11 – Revenue Recognition, and uses net income as the key measure to evaluate the results of the business, predominately in the forecasting process, to manage the Company. The CODM has determined that all activities contribute to the core brokerage business and the Company operates as a single reportable segment. The Company’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

18. Employee Benefit Plans

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees (“401(k) plan”). Participant contributions to the 401(k) plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. For 401(k) employee contribution matching, the Company incurred expense of $152,000 and $135,000 for the three months ended March 31, 2025 and 2024, respectively.

On September 17, 2021, the Company’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There were 3 million shares reserved under the Plan and 1,152,000 and 2,214,000 and shares remained as of March 31, 2025 and December 31, 2024, respectively.

The table below presents the Plan awards granted and the related fair values for the three months ended March 31, 2025.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2024	150,000	$1.65
Forfeited	(50,000)	1.65
Granted	1,112,000	2.69
Vested	(237,000)	2.27
Nonvested as of March, 2025	975,000	$2.69

As of March 31, 2025, there was $2,483,000 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted average period of 2.1 years.

The Company recognized stock-based compensation expense of $554,000 and $85,000 for the three months ended March 31, 2025 and 2024, respectively. $554,000 and $62,000 of this expense is included in the line item “Employee compensation and benefits” for the three months ended March 31, 2025 and 2024, respectively. $0 and $23,000 of this expense is fully capitalized within the line item “Software, net” in the consolidated statements of financial condition.

19. Related Party Disclosures

KCA

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., Inc.” and “Siebert” within business activities, which expires in 2025. For the use of these names, KCA passed through to the Company its cost of $0 and $15,000 for the three months ended March 31, 2025 and 2024, respectively.

Other than the above arrangements, KCA has earned no profit for providing any services to the Company as KCA passed through any revenue or expenses to the Company’s subsidiaries for the three months ended March 31, 2025 and 2024.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $6,000 and $4,000 for the three months ended March 31, 2025 and 2024, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

The three sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $872,000 and $793,000 for the three months ended March 31, 2025 and 2024, respectively. Part of their compensation includes payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company, to purchase 403,780 shares of common stock of the Company held by Gloria E. Gebbia at an exercise price of $2.15 per share. Refer to Note 6 - Kakaopay Transaction in the Company’s 2024 Form 10-K for further information.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended March 31, 2025 and 2024, rent expense was $15,000 for this branch office.

The Company has completed construction of its branch office in Omaha, Nebraska. Refer to Note 5 – Property, Office Facilities, and Equipment, net for further detail.

Credit Agreement

On August 15, 2024, the Company entered into the Credit Agreement with the Lender whereby John J. Gebbia and Gloria E. Gebbia, along with the John and Gloria Living Trust, are guaranteeing the Company’s obligations under the Credit Agreement with the Lender. Refer to Note 16 - Commitments, Contingencies, and Other for more information.

Gebbia Entertainment, LLC

On August 12, 2024, the Company acquired 100% of GE, a music and entertainment company owned by John J. Gebbia, Gloria E. Gebbia, and David Gebbia. Refer to Note 3 – Business Combinations in the Company’s 2024 Form 10-K for further information.

Kakaopay and Affiliates

On April 27, 2023, the Company entered into the First Tranche Stock Purchase Agreement, pursuant to which the Company agreed to issue to Kakaopay the First Tranche Shares at a per share price of Two Dollars Fifteen Cents ($2.15). Refer to Note 6 – Kakaopay Transaction in the Company’s 2024 Form 10-K for further information.

MSCO entered into an agreement whereby it would provide an omnibus trading account for Kakaopay’s subsidiary, Kakao Pay Securities Corp., and provide trade execution services to Kakao Pay Securities Corp., subject to compliance with applicable U.S. laws, rules and regulations.

RISE

In September 2022, MSCO and RISE entered into a clearing arrangement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.1 million and $1.2 million in its brokerage account at MSCO as of March 31, 2025 and December 31, 2024, respectively. The resulting assets of RISE and liabilities of MSCO are eliminated in consolidation.

20. Subsequent Events

The Company has evaluated events that have occurred subsequent to March 31, 2025 and through May 13, 2025, the date of the filing of this Report.

On April 14, 2025, the Company completed a minority investment of $1 million in cash in exchange for equity in a technology company. The investment was made to further the Company’s strategic initiatives in technology and customer acquisition.

Based on the Company’s assessment, other than the event above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of March 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying financial statements and related notes included under Part I, Item 1 of this Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our 2024 Form 10-K, particularly in Part I, Item 1A – Risk Factors.

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

Financial Overview

In the first quarter of 2025, earnings per share were $0.22, compared to earnings per share of $0.09 in the first quarter of 2024. In the first quarter of 2025, our net revenues were $28.9 million and operating income before taxes was $10.5 million, compared to net revenues of $20.5 million and operating income before taxes of $5.1 million in the first quarter of 2024.

Financial highlights as of March 31, 2025:

●	Principal transactions increased by 270% to $12.9 million compared to the prior-year quarter

●	Stock borrow / stock loan increased by 18% to 4.8 million compared to the prior-year quarter

●	Advisory fees increased by 53% to $0.7 million compared to the prior-year quarter

Investment in Equity Security

During the three months ended March 31, 2025, Siebert acquired the Investment in Equity Security in connection with a private placement from a private U.S company that subsequently completed an initial public offering. These shares are subject to resale restrictions until they are registered with the SEC or an exemption from such registration requirements becomes available. The date of the registration of such resale is uncertain as of the date of this Report.

Siebert valued the restricted shares of the Investment in Equity Security using a Finnerty option-pricing model including a discount of approximately 40% which included the lack of marketability and other factors. Refer to Note 4 – Fair Value Measurements for additional details.

For the three months ended March 31, 2025, Siebert recorded an unrealized gain of approximately $9.2 million in relation to the Investment in Equity Security. However, due to the volatility of the price of the shares, which has declined significantly since March 31, 2025, we are uncertain as to the total unrealized or realized gain or loss that will be recognized from the Investment in Equity Security. Solely for illustrative purposes, on May 7, 2025, the closing share price of the Investment in Equity Security fell to $25.24 per share, compared with $83.51 per share ($50.11 per share after the 40% discount) as of March 31, 2025. Had the Company sold its shares on May 7, 2025, the total gain would have been approximately $3.9 million, instead of the $9.2 million unrealized gain recognized during the three months ended March 31, 2025. Because the decline reflects conditions arising after March 31, 2025, no adjustment has been made to the accompanying financial statements. The potential change in the market value of the Investment in Equity Security may materially impact the results of future periods.

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

The following table presents simulated changes to net interest revenue over the next 12 months beginning as of March 31, 2025 and December 31, 2024, of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	As of
	March 31, 2025	December 31, 2024
Increase of 200 basis points	31%	32%
Increase of 100 basis points	15%	18%
Increase of 50 basis points	8%	11%
Decrease of 50 basis points	(7)%	(4)%
Decrease of 100 basis points	(15)%	(11)%
Decrease of 200 basis points	(30)%	(26)%

The difference in our simulated incremental increases and decreases in the market interest rates as of March 31, 2025 compared to December 31, 2024 is primarily due to an increase in the proportion of segregated cash to segregated securities and an increase in the proportion of margin debit balances to cash credit balances.

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

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics– Retail Customers

	As of
	March 31, 2025	December 31, 2024
Retail customer net worth (in billions)	$16.1	$18.0
Retail customer margin debit balances (in billions)	$0.4	$0.4
Retail customer credit balances (in billions)	$0.4	$0.4
Retail customer money market fund value (in billions)	$0.9	$0.8
Retail customer accounts	161,767	160,054

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represent client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represent the number of retail customers

Statements of Operations and Financial Condition

Statements of Operations for the Three Months Ended March 31, 2025 and 2024

Revenue

Commissions and fees for the three months ended March 31, 2025 were $2,102,000 and decreased by $198,000 from the corresponding period in the prior year, primarily due to market conditions.

Interest, marketing and distribution fees for the three months ended March 31, 2025 were $6,945,000 and decreased by $1,818,000 from the corresponding period in the prior year primarily due to a decline in interest rates and change in customer asset mix.

Principal transactions and proprietary trading for the three months ended March 31, 2025 were $12,961,000 and increased by $9,455,000 from the corresponding period in the prior year, primarily due to the factors discussed below.

The increase in realized and unrealized gain on primarily riskless principal transactions was primarily due to the Company’s Investment in Equity Security. The income related to this investment is included in the “Unrealized gain on investment in equity security” line in the securities table below. Refer to Note 4 – Fair Value Measurement for additional detail.

Below is a summary of the change in the principal transactions and proprietary trading line item for the periods presented.

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$3,712,000	$3,443,000	$269,000
Unrealized gain on investment in equity security	9,233,000	—	9,233,000
Realized and unrealized gain on portfolio of U.S. government securities	16,000	63,000	(47,000)
Total Principal transactions and proprietary trading	$12,961,000	$3,506,000	$9,455,000

Market making for the three months ended March 31, 2025 was $552,000 and decreased by $120,000 from the corresponding period in the prior year, primarily due to market conditions.

Stock borrow / stock loan for the three months ended March 31, 2025 was $4,837,000 and increased by $739,000 from the corresponding period in the prior year, primarily due to growth in stock locate services and securities lending businesses.

Advisory fees for the three months ended March 31, 2025 were $748,000 and increased by $258,000 from the corresponding period in the prior year, primarily due to growth in platform assets.

Other income for the three months ended March 31, 2025 was 774,000 and increased by $147,000 from the corresponding period in the prior year, primarily due to fees related to administrative services.

Operating Expenses

Employee compensation and benefits for the three months ended March 31, 2025 were $11,992,000 and increased by $1,546,000 from the corresponding period in the prior year, primarily due to an increase in commission payouts and equity compensation, as well as additional personnel related to technology initiatives, and new business lines including our investment banking division.

Clearing fees, including execution costs for the three months ended March 31, 2025 were $454,000 and increased by $26,000 from the corresponding period in the prior year.

Technology and communications expenses for the three months ended March 31, 2025 were $1,105,000 and increased by $229,000 from the corresponding period in the prior year, primarily due to an expansion of technological infrastructure.

Other general and administrative expenses for the three months ended March 31, 2025 were $1,509,000 and increased by $480,000 from the corresponding period in the prior year primarily due to fees related to expansion into new businesses.

Data processing expenses for the three months ended March 31, 2025 were $949,000 and increased by $198,000 from the corresponding period in the prior year, primarily due to increased market activities.

Rent and occupancy expenses for the three months ended March 31, 2025 were $467,000 and decreased by $30,000 from the corresponding period in the prior year.

Professional fees for the three months ended March 31, 2025 were $1,359,000 and increased by $322,000 from the corresponding period in the prior year primarily due to the establishment of the investment advisory committee.

Depreciation and amortization expenses for the three months ended March 31, 2025 were $415,000 and increased by $160,000 from the corresponding period in the prior year, primarily due to an increase in depreciation related to the expansion of the technology infrastructure.

Interest expense for the three months ended March 31, 2025 was $89,000 and increased by $38,000 from the corresponding period in the prior year.

Advertising and promotion expense for the three months ended March 31, 2025 was $154,000 and increased by $100,000 from the corresponding period in the prior year, primarily due to an increase in marketing initiatives.

Provision For (Benefit From) Income Taxes

The provision from income taxes for the three months ended March 31, 2025 was $1,835,000 and increased by $420,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to an increase in pre-tax earnings in the first quarter of 2025. Refer to Note 12 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interest in our financial statements. The net loss attributable to noncontrolling interests for the three months ended March 31, 2025 was $3,000 and increased by $2,000 from the corresponding period in the prior year.

Statements of Financial Condition As of March 31, 2025 and December 31, 2024

Assets

Assets as of March 31, 2025 were $534,187,000 and decreased by $14,519,000 from December 31, 2024, primarily due to a decrease in securities borrowed.

Liabilities

Liabilities as of March 31, 2025 were $439,915,000 and increased by $5,339,000 from December 31, 2024, primarily due to an increase in securities loaned partially offset by a decrease in payables to customers.

Liquidity and Capital Resources

Overview

As of March 31, 2025, a significant portion of our assets were liquid in nature, providing us with flexibility in financing our business. A significant portion of our assets not held by customers or used for stock borrow / stock loan consisted primarily of cash and cash equivalents, securities owned, at fair value, which are marked-to-market daily, and receivables from and deposits with broker-dealers and clearing organizations.

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

Kakaopay

The net capital infusion from Kakaopay to Siebert from the First Tranche transaction was approximately $14.8 million after the issuance cost. This capital is currently being used to enhance our regulatory capital, and is primarily invested in U.S. government securities and is in the line item “Securities owned, at fair value” on the statements of financial condition. Refer to Note 6 – Kakaopay Transaction in our 2024 Form 10-K for further detail.

Cash and Cash Equivalents

Our cash and cash equivalents were $25.7 million and $32.6 million as of March 31, 2025 and December 31, 2024, respectively.

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

Borrowings under the BMO Credit Agreement bears interest on the outstanding daily balance at a rate of interest per annum equal 2.5% plus the greater of: (a) Term SOFR for such day plus 0.11448% and (b) Federal Funds Target Range – Upper Limit and (c) 0.25%. The annual commitment fee is equal to one half of one percent (0.50%) of the average daily unused portion of the commitment of $20,000,000. The BMO Credit Agreement contains customary affirmative covenants and negative covenants and requires MSCO maintain minimum total regulatory capital of $45,000,000, excess net capital of 20,000,000, assets to total regulatory capital ratio of not more than 5.0 to 1.0, and a minimum liquidity ratio of not less than 1.0.

Debt Agreements

We have $4.2 million outstanding on our mortgage with East West Bank and an unutilized line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris as of March 31, 2025. As of March 31, 2025, we were in compliance with all covenants related to our mortgage agreement.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of March 31, 2025.

	Payments Due By Period
	2025	2026	2027	2028	2029	Thereafter	Total
Operating lease commitments	$781,000	$855,000	$613,000	$522,000	$58,000	$—	$2,829,000
Kakaopay fee (1)	1,500,000	1,000,000	—	—	—	—	2,500,000
Mortgage with East West Bank (2)	65,000	91,000	95,000	98,000	112,000	3,744,000	4,205,000
Technology vendors (3)	383,000	—	—	—	—	—	383,000
Broadridge contract (4)	306,000	170,000	—	—	—	—	476,000
Total	$3,035,000	$2,116,000	$708,000	$620,000	$170,000	$3,744,000	$10,393,000

(1)	Pursuant to the Settlement Agreement with Kakaopay, we will pay Kakaopay a fee of $5 million payable in ten quarterly installments that began in the first quarter of 2024. Refer to Note 6 – Kakaopay Transaction in our 2024 Form 10-K for further detail.

(2)	On December 30, 2021, we purchased the Miami office building and financed part of the purchase price with a mortgage with East West Bank.

(3)	We have entered into agreements with technology vendors for certain development projects related to our Retail Platform. As of March 31, 2025, we have incurred approximately $4.1 million out of the $4.4 million total budget for these vendors.

(4)	In June 2023, we entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC with a total minimum expense of approximately $1.2 million for this arrangement.

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

MSCO can transfer funds to Siebert as long as MSCO maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the three ended March 31, 2025 and 2024, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 13 – Capital Requirements for more detail about our capital requirements.

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

For the three months ended March 31, 2025, cash used in operating activities decreased by $12.5 million compared to the prior year period, which was primarily driven by net change in securities loaned, securities borrowed and payables to customers.

For the three months ended March 31, 2025, cash used in investing activities decreased by $0.6 million compared to the prior year period, which was primarily driven by the New York office build out occurring in the prior year period.

For the three months ended March 31, 2025, cash flows used in financing activities decreased by $4.8 million compared to 2024, which was primarily driven by the draws on the bank loan occurring in the prior year period.

Long Term Contracts

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS will pay us four annual credits of $100,000 over the term of the agreement. The amendment also provides for an early termination fee; however, as of March 31, 2025, we do not expect to terminate the contract with NFS before the end of the contract term. Refer to Note 10 – Deferred Contract Incentive and Note 16 – Commitments, Contingencies and Other for additional detail.

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

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three months ended March 31, 2025 and 2024. Refer to Note 14 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

As of both March 31, 2025 and December 31, 2024, the Company recorded an uncertain tax position of $1,354,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

Critical Accounting Policies and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K. As of March 31, 2025, there have been no changes to our critical accounting policies or estimates.

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

As noted in Item 2, Siebert valued the restricted shares of the Investment in Equity Security using a Finnerty option-pricing model, including a discount of approximately 40%, which included the lack of marketability and other factors. For the three months ended March 31, 2025, Siebert recorded an unrealized gain of approximately $9.2 million in relation to the Investment in Equity Security. However, due to the volatility of the price of the shares, which has declined significantly since March 31, 2025, we are uncertain as to the total unrealized or realized gain or loss that will be recognized from the Investment in Equity Security. Solely for illustrative purposes, on May 7, 2025, the closing share price of the Investment in Equity Security fell to $25.24 per share, compared with $83.51 per share ($50.11 per share after the 40% discount) as of March 31, 2025. Had the Company sold its shares on May 7, 2025, the total gain would have been approximately $3.9 million, instead of the $9.2 million unrealized gain recognized during the three months ended March 31, 2025. Because the decline reflects conditions arising after March 31, 2025, no adjustment has been made to the accompanying financial statements. The potential change in the market value of the Investment in Equity Security may materially impact the results of future periods.

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

See Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Key Factors Affecting our Operations of this Report for our quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange of 1934, as amended (the “Exchange Act”). Based on its evaluation, our management, including our Chief Executive Officer and our Executive Vice President / Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, investors should carefully consider the risk factors discussed in Part I, Item 1A - Risk Factors in our 2024 Form 10-K. Each of such risk factors could materially affect our business, financial position, and results of operations. Except for the additional risk factor noted below, as of the date of this Report, there have been no material changes from the risk factors disclosed in our 2024 Form 10-K.

The total unrealized or realized gain or loss that will be recognized from the Investment in Equity Security is uncertain, and the potential change in the market value of the Investment in Equity Security, which has declined significantly since March 31, 2025, may materially impact the results of future periods.

During the three months ended March 31, 2025, Siebert acquired the Investment in Equity Security in connection with a private placement from a private U.S company that subsequently completed an initial public offering. These shares are subject to resale restrictions until the sale is registered with the SEC or an exemption from such registration requirements becomes available. The date of the registration of such resale is uncertain as of the date of this Report.

Siebert valued the restricted shares of the Investment in Equity Security using a Finnerty option-pricing model, including a discount of approximately 40%, which included the lack of marketability and other factors. Refer to Note 4 – Fair Value Measurements for additional details.

For the three months ended March 31, 2025, Siebert recorded an unrealized gain of approximately $9.2 million in relation to the Investment in Equity Security. However, due to the volatility of the price of the shares, which has declined significantly since March 31, 2025, we are uncertain as to the total unrealized or realized gain or loss that will be recognized from the Investment in Equity Security. Solely for illustrative purposes, on May 7, 2025, the closing share price of the Investment in Equity Security fell to $25.24 per share, compared with $83.51 per share ($50.11 per share after the 40% discount) as of March 31, 2025. Had the Company sold its shares on May 7, 2025, the total gain would have been approximately $3.9 million, instead of the $9.2 million unrealized gain recognized during the three months ended March 31, 2025. Because the decline reflects conditions arising after March 31, 2025, no adjustment has been made to the accompanying financial statements. The potential change in the market value of the Investment in Equity Security may materially impact the results of future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Dated: May 13, 2025