Form 10-Q
period 2025-06-30
SIEBERT FINANCIAL CORP
filed 2025-08-12
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2025, there were 41,426,936 issued and 40,426,936 shares outstanding of the registrant’s common stock.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$28,949,000	$32,629,000
Cash and securities segregated for regulatory purposes; (Cash of $101.2 million, securities with a fair value of $44.8 million as of June 30, 2025; Cash of $135.8 million, securities with a fair value of $68.8 million as of December 31, 2024)	146,051,000	204,587,000
Receivables from customers	79,858,000	84,367,000
Receivables from broker-dealers and clearing organizations	5,600,000	3,920,000
Receivables from non-customers	1,411,000	607,000
Other receivables	4,869,000	2,744,000
Prepaid expenses and other assets	2,317,000	2,257,000
Securities borrowed	238,721,000	139,040,000
Securities owned, at fair value	19,475,000	21,385,000
Total Current assets	527,251,000	491,536,000

Deposits with broker-dealers and clearing organizations	6,877,000	4,227,000
Property, office facilities, and equipment, net	10,124,000	10,245,000
Software, net	5,956,000	4,836,000
Other intangible assets, net	1,040,000	697,000
Lease right-of-use assets	2,025,000	2,390,000
Investments, cost	2,000,000	—
Deferred tax assets	2,920,000	3,418,000
Goodwill	2,319,000	2,319,000
Total Assets	$560,512,000	$519,668,000

LIABILITIES AND EQUITY
Liabilities
Current liabilities
Payables to customers	$217,870,000	$227,129,000
Payables to non-customers	226,000	3,297,000
Drafts payable	1,179,000	1,331,000
Payables to broker-dealers and clearing organizations	1,179,000	444,000
Accounts payable and accrued liabilities	4,995,000	5,240,000
Taxes payable	1,163,000	2,183,000
Securities loaned	235,674,000	184,962,000
Securities sold, not yet purchased, at fair value	7,000	26,000
Deferred contract incentive	71,000	496,000
Current portion of contract termination liability	1,673,000	1,748,000
Current portion of lease liabilities	867,000	886,000
Current portion of long-term debt	90,000	88,000
Total Current liabilities	464,994,000	427,830,000

Lease liabilities, less current portion	1,416,000	1,787,000
Long-term debt, less current portion	4,094,000	4,140,000
Contract termination liability, less current portion	—	819,000
Other deferred revenue	20,000	—
Total Liabilities	470,524,000	434,576,000

Equity
Stockholders’ equity
Common stock, $.01 par value; 100,000,000 shares authorized; 41,419,936 shares issued and 40,419,936 shares outstanding as of June 30, 2025, respectively. 41,120,936 shares issued and 40,120,936 shares outstanding as of December 31, 2024, respectively.	415,000	412,000
Treasury stock, at cost; 1,000,000 shares held as of both June 30, 2025 and December 31, 2024	(2,510,000)	(2,510,000)
Additional paid-in capital	47,076,000	46,090,000
Retained earnings	44,039,000	40,094,000
Total Stockholders’ equity	89,020,000	84,086,000
Noncontrolling interests	968,000	1,006,000
Total Equity	89,988,000	85,092,000

Total Liabilities and Equity	$560,512,000	$519,668,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Commissions and fees	$2,014,000	$2,603,000	$4,116,000	$4,903,000
Interest, marketing and distribution fees	6,869,000	7,835,000	13,814,000	16,598,000
Principal transactions and proprietary trading	(3,771,000)	3,574,000	9,190,000	7,080,000
Market making	497,000	437,000	1,049,000	1,109,000
Stock borrow / stock loan	7,522,000	4,696,000	12,359,000	8,794,000
Advisory fees	791,000	551,000	1,539,000	1,041,000
Other income	952,000	1,167,000	1,726,000	1,794,000
Total Revenue	14,874,000	20,863,000	43,793,000	41,319,000

Expenses
Employee compensation and benefits	13,388,000	10,307,000	25,310,000	20,683,000
Clearing fees, including execution costs	448,000	238,000	902,000	666,000
Technology and communications	1,045,000	880,000	2,150,000	1,756,000
Other general and administrative	1,840,000	1,070,000	3,349,000	2,099,000
Data processing	1,147,000	732,000	2,096,000	1,483,000
Rent and occupancy	442,000	378,000	909,000	875,000
Professional fees	1,451,000	1,240,000	2,810,000	2,277,000
Depreciation and amortization	629,000	336,000	1,044,000	591,000
Interest expense	98,000	60,000	187,000	111,000
Advertising and promotion	218,000	43,000	372,000	97,000
Total Expenses	20,706,000	15,284,000	39,129,000	30,638,000

Operating income (loss)	(5,832,000)	5,579,000	4,664,000	10,681,000

Income (loss) before provision for income taxes	(5,832,000)	5,579,000	4,664,000	10,681,000
Provision for (benefit from) income taxes	(1,113,000)	1,532,000	722,000	2,947,000
Net income (loss)	(4,719,000)	4,047,000	3,942,000	7,734,000
Less net income (loss) attributable to noncontrolling interests	—	7,000	(3,000)	6,000
Net income (loss) available to common stockholders	$(4,719,000)	$4,040,000	$3,945,000	7,728,000

Net income (loss) available to common stockholders per share of common stock
Basic and diluted	$(0.12)	$0.10	$0.10	$0.19

Weighted average shares outstanding
Basic and diluted	40,399,958	39,890,606	40,296,571	39,830,002

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2024	40,580,936	$406,000	1,000,000	$(2,510,000)	$45,016,000	$26,808,000	$69,720,000	$989,000	$70,709,000
Transaction with J2 Financial	200,000	2,000	—	—	348,000	—	350,000	—	350,000
Share-based compensation	50,000	1,000	—	—	84,000	—	85,000	—	85,000
Net income (loss)	—	—	—	—	—	3,688,000	3,688,000	(1,000)	3,687,000
Balance – March 31, 2024	40,830,936	$409,000	1,000,000	$(2,510,000)	$45,448,000	$30,496,000	$73,843,000	$988,000	$74,831,000
Share-based compensation	120,000	1,000	—	—	299,000	—	300,000	—	300,000
Net income	—	—	—	—	—	4,040,000	4,040,000	7,000	4,047,000
Balance – June 30, 2024	40,950,936	$410,000	1,000,000	$(2,510,000)	$45,747,000	$34,536,000	$78,183,000	$995,000	$79,178,000

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2025	41,120,936	$412,000	1,000,000	$(2,510,000)	$46,090,000	$40,094,000	$84,086,000	$1,006,000	$85,092,000
Share-based compensation	237,000	2,000	—	—	552,000	—	554,000	—	554,000
RISE Cash Distribution	—	—	—	—	—	—	—	(35,000)	(35,000)
Net income (loss)	—	—	—	—	—	8,664,000	8,664,000	(3,000)	8,661,000
Balance – March 31, 2025	41,357,936	$414,000	1,000,000	$(2,510,000)	$46,642,000	$48,758,000	$93,304,000	$968,000	$94,272,000
Share-based compensation	62,000	1,000	—	—	434,000	—	435,000	—	435,000
Net income (loss)	—	—	—	—	—	(4,719,000)	(4,719,000)	—	(4,719,000)
Balance – June 30, 2025	41,419,936	415,000	1,000,000	$(2,510,000)	$47,076,000	$44,039,000	$89,020,000	$968,000	$89,988,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$3,942,000	$7,734,000
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense	498,000	832,000
Depreciation and amortization	1,044,000	591,000
Share-based compensation (1)	989,000	184,000
Interest related to contract termination liability payment	109,000	31,000

Changes in
Securities segregated for regulatory purposes	23,921,000	28,961,000
Receivables from customers	4,509,000	(2,052,000)
Receivables from non-customers	(804,000)	(214,000)
Receivables from and deposits with broker-dealers and clearing organizations	(4,330,000)	(4,251,000)
Securities borrowed	(99,681,000)	140,928,000
Securities owned, at fair value	1,910,000	1,270,000
Prepaid expenses and other assets	(2,185,000)	(1,666,000)
Payables to customers	(9,259,000)	(55,904,000)
Payables to non-customers	(3,071,000)	(527,000)
Drafts payable	(152,000)	(199,000)
Payables to broker-dealers and clearing organizations	735,000	4,534,000
Accounts payable and accrued liabilities	(245,000)	464,000
Securities loaned	50,712,000	(146,918,000)
Securities sold, not yet purchased, at fair value	(19,000)	—
Net lease liabilities	(25,000)	(2,000)
Taxes payable	(1,020,000)	(732,000)
NFS business development credits	(425,000)	(425,000)
Other deferred revenue	20,000	—
Contract termination liability payment	(1,003,000)	(1,000,000)
Net cash used in operating activities	(33,830,000)	(28,361,000)

Cash Flows From Investing Activities
Purchase of office facilities and equipment	(124,000)	(68,000)
Purchase of software	(1,578,000)	(1,667,000)
Additions to property, office facilities, and equipment	(243,000)	(1,082,000)
Acquisition of BMLG assets	(441,000)	—
Investment in FusionIQ	(2,000,000)	—
Transaction with J2 Financial	—	(35,000)
Net cash used in investing activities	(4,386,000)	(2,852,000)

Cash Flows From Financing Activities
RISE cash distribution	(35,000)	—
Repayments of long-term debt	(44,000)	(43,000)
Net cash used in financing activities	(79,000)	(43,000)

Net change in cash and cash equivalents, and cash segregated for regulatory purposes	(38,295,000)	(31,256,000)
Cash and cash equivalents, and cash segregated for regulatory purposes - beginning of period	168,458,000	164,537,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of period	$130,163,000	$133,281,000

Reconciliation of cash, cash equivalents, and cash segregated for regulatory purposes
Cash and cash equivalents - end of period	28,949,000	5,200,000
Cash segregated for regulatory purposes - end of period	101,214,000	128,081,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of period	$130,163,000	$133,281,000

Supplemental cash flow information
Cash paid during the period for income taxes	$1,243,000	$3,137,000
Cash paid during the period for interest	$78,000	$80,000

Non-cash investing and financing activities
Transaction with J2 Financial (2)	$—	$350,000
Share-based compensation	$—	$201,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

(1)	Refer to Note 20 – Employee Benefit Plans for further detail.
(2)	Refer to Note 10 – Software, Net in the Company’s 2024 10-K for further information.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Organization

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned and majority-owned subsidiaries:

●	Muriel Siebert & Co., LLC (“MSCO”) provides retail brokerage and investment banking services. MSCO is a Delaware corporation and broker-dealer registered with the SEC under the Exchange Act and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), and the National Futures Association (“NFA”).

●	Siebert AdvisorNXT, LLC (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940.

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC (“RISE”) is a Delaware corporation and broker-dealer registered with the SEC under the Exchange Act and the Commodity Exchange Act of 1936, and member of the FINRA, SIPC, and the NFA.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

●	Gebbia Media, LLC (“GM”) is a Florida limited liability company and provides management and promotion of sports and music talent and as well as in-house production and marketing for the Company.

For purposes of this Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, STXD, and GM collectively, unless the context otherwise requires.

Effective May 2025, GM changed its name from Gebbia Entertainment to Gebbia Media.

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

The Company engages in a single line of business as a securities broker-dealer, providing comprehensive brokerage services including custody and clearing of retail accounts, investment banking, insurance and advisory services, principal transaction and proprietary trading, market making, and securities lending. The Company currently has no other reportable segments. All of the Company's revenues for the three and six months ended June 30, 2025 and 2024 were derived from its operations in the U.S.

The Company has evaluated the impact of its recent acquisition of GM on its consolidated financial statements and has determined that the acquisition is immaterial. As of June 30, 2025, the Company operates as a single reportable segment based on the factors related to management’s decision-making framework as well as management evaluating performance and allocating resources based on assessments of the Company from a consolidated perspective. Management will continue to monitor the financial significance of the GM acquisition and may report additional segments in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 280 – “Improvements to Reportable Segment Disclosures” (“Topic 280”).

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

Reclassification

Certain amounts for the three and six months ended June 30, 2024 and certain cash flows within the Investing Activities section have been reclassified to conform to the presentation of the current period. The reclassification has not materially impacted the Company’s financial statements, and did not result in a change in total revenue, net income or cash flows from operations or investing activities for the periods presented.

Principles of Consolidation

The financial statements include the accounts of Siebert and its wholly-owned and majority-owned consolidated subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated. The Company’s ownership in RISE was 68% as of both June 30, 2025 and December 31, 2024. Refer to Note 5 – RISE in the Company’s 2024 Form 10-K for further information.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2024 Form 10-K. During the three and six months ended June 30, 2025, there were no significant changes made to the Company’s significant accounting policies. Except as set forth below, those policies were unchanged during the three and six months ended June 30, 2025.

Asset Acquisitions

An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business. Asset acquisitions are accounted for by using the cost accumulation model whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. Refer to Note 3 – Asset Acquisition for further detail.

Investment in Equity Security

In the first quarter of 2025, the Company participated in a private placement and acquired restricted shares of a privately held U.S. company (the “Investment in Equity Security”). These shares were subject to restrictions on transferability and did not have a readily determinable fair value at the time of acquisition. On March 31, 2025, the issuer completed its initial public offering “(IPO”), and the Company’s restricted shares converted into restricted publicly traded shares as part of the IPO process. These shares remained subject to resale restrictions and could not be sold unless a registration statement was filed with SEC or an applicable exemption from registration became available. Additional details are provided in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.

There was significant volatility in the price of the shares, and in the three months ended March 31, 2025, the Company recorded an unrealized gain of approximately $9.2 million as the per share price closed at $85.31 on March 31, 2025. In June 2025, after the lifting of contractual sale restrictions, the Company sold the majority of its Investment in Equity Security for an average price of $19.00 per share. The Company recognized a total loss of $6.8 million and a total gain of $2.4 million for three and the six months ended June 30, 2025, respectively.

After the U.S. company’s IPO, the investment is now classified as a Level 1 asset in the fair value hierarchy since the investment is publicly traded with quoted prices in an active market, and is in the line item “Securities owned, at fair value” on the statements of financial condition. Refer to Note 5 – Fair Value Measurements and Item 2. – Management’s Discussions and Analysis of Financial Condition and Results of Operations for further details.

The Company will continue to measure its other investment at fair value in accordance with ASC 321 “Investments – Equity Securities.”

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

In November 2024, the FASB issued ASU “2024-03”, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). The ASU is intended to enhance the transparency and decision usefulness of income statement expense disclosures by requiring greater disaggregation of certain expense categories. ASU 2024-03 will be effective for us for annual periods beginning after December 15, 2025, though early adoption is permitted. The Company is still evaluating the impact that ASU 2024-03 will have on its consolidated financial statements, but the Company expects the amendments will require significant changes to its expense disclosures.

Accounting Standards Adopted in Fiscal 2025

The Company did not adopt any new accounting standards during the three and six months ended June 30, 2025. In addition, the Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of June 30, 2025.

3. Asset Acquisition

On April 30, 2025, the Company acquired certain assets from Big Machine Label Group RLS LLC (“BMLG”) related to music masters, including associated copyrights and artwork. The   Company acquired these assets to expand its music business line and was accounted for as an asset purchase, in accordance with ASC 805, Business Combinations, because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset which is the recorded masters. The total cost of the acquisition was $441,000, which includes cash consideration of $337,000 and direct transaction costs of $104,000. The entire cost was allocated to the recorded masters intangible asset, which is included in the line item “Intangible assets, net” and will be amortized on a straight-line basis over an estimated useful life of 8.5 years, reflecting the contractual licensing periods with the artists.

The purchase price was allocated as follows:

Consideration:
Cash payment	$337,000
Direct transaction costs	104,000
Total consideration	$441,000

Assets acquired:
Recorded masters	$441,000
Total allocated costs	$441,000

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of June 30, 2025	As of December 31, 2024
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$9,725,000	$5,777,000
Goldman Sachs & Co. LLC ("GSCO")	57,000	50,000
National Financial Services, LLC (“NFS”)	2,391,000	2,102,000
Underwriting fees receivable	206,000	—
Securities fail-to-deliver	45,000	90,000
Globalshares	53,000	68,000
Other receivables	—	60,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$12,477,000	$8,147,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$825,000	$439,000
Payables to broker-dealers	354,000	5,000
Total Payables to broker-dealers and clearing organizations	$1,179,000	$444,000

(1)	Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of June 30, 2025 and December 31, 2024, MSCO had shares of DTCC common stock valued at approximately $1.4M and $1.1M, respectively, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. Refer to Note 21 – Related Party Disclosures for more detail.

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

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$44,837,000	$—	$—	$44,837,000

Securities owned, at fair value
U.S. government securities	$16,631,000	$—	$—	$16,631,000
Certificates of deposit	—	112,000	—	112,000
Municipal securities	—	325,000	—	325,000
Equity securities	2,305,000	102,000	—	2,407,000
Total Securities owned, at fair value	$18,936,000	$539,000	$—	$19,475,000

Liabilities
Securities sold, not yet purchased, at fair value
Options	$7,000	$—	$—	$7,000
Total Securities sold, not yet purchased, at fair value	$7,000	$—	$—	$7,000

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$68,758,000	$—	$—	$68,758,000

Securities owned, at fair value
U.S. government securities	$20,086,000	$—	$—	$20,086,000
Certificates of deposit	—	112,000	—	112,000
Corporate bonds	—	2,000	—	2,000
Options	58,000	—	—	58,000
Equity securities	1,055,000	72,000	—	1,127,000
Total Securities owned, at fair value	$21,199,000	$186,000	$—	$21,385,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$1,000	$—	$—	$1,000
Options	25,000			25,000
Total Securities sold, not yet purchased, at fair value	$26,000	$—	$—	$26,000

The Company had U.S. government securities with the market values and maturity dates for the periods indicated below.

As of June 30, 2025
Maturing in 2025	$44,837,000
Maturing in 2026	16,542,000
Accrued interest	89,000
Total Market value	$61,468,000

As of December 31, 2024
Maturing in 2025	$80,739,000
Maturing in 2026	8,019,000
Accrued interest	86,000
Total Market value	$88,844,000

Financial Assets and Liabilities Not Carried at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value either due to their short-term nature, or in the case of long-term assets or liabilities, management has determined the difference in the carrying value and fair value is immaterial. The tables below represents financial instruments in which the ending balances as of June 30, 2025 and December 31, 2024 are not carried at fair value in the statements of financial condition:

	As of June 30, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$28,949,000	$28,949,000	$28,949,000	$—	$—
Cash – segregated for regulatory purposes	101,214,000	101,214,000	101,214,000	—	—
Securities borrowed	238,721,000	238,721,000	—	238,721,000	—
Receivables from customers	79,858,000	79,858,000	—	79,858,000	—
Receivables from non-customers	1,411,000	1,411,000	—	1,411,000	—
Receivables from broker-dealers and clearing organizations	5,600,000	5,600,000	—	5,600,000	—
Other receivables	4,869,000	4,869,000	—	4,869,000	—
Deposits with broker-dealers and clearing organizations	6,877,000	6,877,000	—	6,877,000	—
Total financial assets, not measured at fair value	$467,499,000	$467,499,000	$130,163,000	$337,336,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$235,674,000	$235,674,000	$—	$235,674,000	$—
Payables to customers	217,870,000	217,870,000	—	217,870,000	—
Payables to non-customers	226,000	226,000	—	226,000	—
Drafts payable	1,179,000	1,179,000	—	1,179,000	—
Payables to broker-dealers and clearing organizations	1,179,000	1,179,000	—	1,179,000	—
Deferred contract incentive	71,000	71,000	—	71,000	—
Other deferred revenue	20,000	20,000	—	20,000	—
Long-term debt	4,184,000	4,184,000	—	4,184,000	—
Contract termination liability	1,673,000	1,673,000	—	1,673,000	—
Total financial liabilities, not measured at fair value	$462,076,000	$462,076,000	$—	$462,076,000	$—

	As of December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$32,629,000	$32,629,000	$32,629,000	$—	$—
Cash – segregated for regulatory purposes	135,829,000	135,829,000	135,829,000	—	—
Securities borrowed	139,040,000	139,040,000	—	139,040,000	—
Receivables from customers	84,367,000	84,367,000	—	84,367,000	—
Receivables from non-customers	607,000	607,000	—	607,000	—
Receivables from broker-dealers and clearing organizations	3,920,000	3,920,000	—	3,920,000	—
Other receivables	2,744,000	2,744,000	—	2,744,000	—
Deposits with broker-dealers and clearing organizations	4,227,000	4,227,000	—	4,227,000	—
Total financial assets, not measured at fair value	$403,363,000	$403,363,000	$168,458,000	$234,905,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$184,962,000	$184,962,000	$—	$184,962,000	$—
Payables to customers	227,129,000	227,129,000	—	227,129,000	—
Payables to non-customers	3,297,000	3,297,000	—	3,297,000	—
Drafts payable	1,331,000	1,331,000	—	1,331,000	—
Payables to broker-dealers and clearing organizations	444,000	444,000	—	444,000	—
Deferred contract incentive	496,000	496,000	—	496,000	—
Long-term debt	4,228,000	4,228,000	—	4,228,000	—
Contract termination liability	2,567,000	2,567,000	—	2,567,000	—
Total financial liabilities, not measured at fair value	$424,454,000	$424,454,000	$—	$424,454,000	$—

6. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of June 30, 2025	As of December 31, 2024
Property	$6,815,000	$6,815,000
Office facilities	4,407,000	4,165,000
Equipment	1,070,000	945,000
Total Property, office facilities, and equipment	12,292,000	11,925,000
Less accumulated depreciation	(2,168,000)	(1,680,000)
Total Property, office facilities, and equipment, net	$10,124,000	$10,245,000

Total depreciation expense for property, office facilities, and equipment was $247,000 and $213,000 for the three months ended June 30, 2025 and 2024, respectively. Total depreciation expense for property, office facilities, and equipment was $489,000 and $359,000 for the six months ended June 30, 2025 and 2024, respectively.

The Company invested $75,000 and $175,000 to build out its office in Omaha, Nebraska, for the three and six months ended June 30, 2024, respectively. The Company invested $5,000 and $28,000 to build out the New York office space in the World Financial Center for the three and six months ended June 30, 2025, respectively. The Company invested $145,000 and $809,000 in the three and six months ended June 30, 2024 to build out the New York office space. Depreciation expense commenced in March 2024, when the New York office space was placed into service.

Miami Office Building

On December 30, 2021, the Company purchased an office building located at 653 Collins Ave, Miami Beach, FL (“Miami office building”). The Miami office building contains approximately 12,000 square feet of office space and serves as the headquarters of the Company.

The Company invested $68,000 and $40,000 in the three months ended June 30, 2025 and 2024, respectively, to build out the Miami office building. The Company invested $188,000 and $98,000 in the six months ended June 30, 2025 and 2024, respectively, to build out the Miami office building. Depreciation expense commenced in April 2023 when the Miami office building was completed and placed in service.

7. Software, Net

Software consisted of the following as of the periods indicated:

	As of June 30, 2025	As of December 31, 2024
Software	$1,995,000	$1,774,000
Retail Platform	5,450,000	4,093,000
Total Software	7,445,000	5,867,000
Less accumulated amortization	(1,489,000)	(1,031,000)
Total Software, net	$5,956,000	$4,836,000

The Company contracted with a technology vendor in the fourth quarter of 2023 to support the development of an online platform for the Company’s retail customer base and corporate services clients, a mobile retail trading application, as well as upgrades to the Company’s technological and operational infrastructure to support these platforms and future growth (“Retail Platform”). The total software development cost related to the Retail Platform was $5,450,000 as of June 30, 2025, all of which was capitalized.

Software development totaling $3,872,000 of the Retail Platform were placed into service in the six months ended June 30, 2025, and the amortization associated with these projects was $205,000 for both the three months and six months ended June 30, 2025.

Total amortization of software was $333,000 and $123,000 for the three months ended June 30, 2025 and 2024, respectively. Total amortization of software was $458,000 and $232,000 for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the Company estimates the following future amortization of software assets:

Year	Amount
2025	$690,000
2026	1,422,000
2027	1,226,000
2028	1,106,000
2029 and after	1,512,000
Total	$5,956,000

8. Leases

As of June 30, 2025, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2025 through 2029. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the statements of financial condition and the below tables display further detail on the Company’s leases.

Lease Term and Discount Rate	As of June 30, 2025	As of December 31, 2024
Weighted average remaining lease term – operating leases (in years)	3.0	3.3
Weighted average discount rate – operating leases	7.5%	7.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$268,000	$251,000	$538,000	$534,000
Short-term lease cost	96,000	61,000	196,000	221,000
Variable lease cost	78,000	66,000	175,000	120,000
Total Rent and occupancy	$442,000	$378,000	$909,000	$875,000

Operating cash flows from operating leases	$290,000	$267,000	$557,000	$536,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of June 30, 2025 were as follows:

Year	Amount
2025	$503,000
2026	864,000
2027	613,000
2028	522,000
2029	58,000
Remaining balance of lease payments	2,560,000
Less: difference between undiscounted cash flows and discounted cash flows	277,000
Lease liabilities	$2,283,000

9. Goodwill and Other Intangible Assets, Net

Goodwill

As of June 30, 2025 and December 31, 2024, the Company’s carrying amount of goodwill was both $2,319,000. As of June 30, 2025, $1,989,000 of the Company’s carrying amount of goodwill came from the Company’s acquisition of RISE and $330,000 came from the Company’s acquisition of GM. As of June 30, 2025, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized during the three and six months ended June 30, 2025 and 2024. Refer to Note 2 – Summary of Significant Accounting Policies in the Company’s 2024 Form 10-K for further information.

Other Intangible Assets, Net

As a result of the Company’s acquisition of GM, the Company acquired intangible assets consisting of GM artist contracts, the fair value of which were $778,000 as of the acquisition date. Amortization commenced upon acquisition and is recognized over its estimated useful life of 4 years. Amortization expense for the intangible asset totaled $49,000 and $97,000 for the three and six months ended June 30, 2025.

On April 30, 2025, the Company acquired certain assets from BMLG related to music masters, including associated copyrights and artwork. The acquisition was accounted for as an asset purchase, in accordance with ASC 805, Business Combinations, because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset which is the recorded masters. The entire cost of $441,000 was allocated to the recorded masters intangible asset, which will be amortized on a straight-line basis over an estimated useful life of 8.5 years, reflecting the contractual licensing periods with the artists.

As of June 30, 2025, the Company estimates the following future amortization of other intangible assets:

Year	Amount
2025	$134,000
2026	249,000
2027	249,000
2028	168,000
2029 and after	240,000
Total	$1,040,000

10. Investments, Cost

In the second quarter of 2025, the Company made strategic investments for a total of $2.0 million in IQvestment Holdings, LLC, (“FusionIQ”) a cloud-native digital wealth management platform for financial advisors and institutions. As of June 30, 2025, the Company maintained a 3% ownership interest in FusionIQ. As part of its investment in FusionIQ, the Company has certain voting rights as protective provisions requiring the Company’s consent to amend the operating agreement, pay dividends, incur indebtedness in excess of $750,000 or enter into a related party transaction of $100,000 or more. The investment does not have a readily determinable fair value since FusionIQ is a private company and its shares are not publicly traded. Accordingly, the Company elected the measurement alternative under ASC 321, whereby the investment is measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer.

As of June 30, 2025, management concluded that its investment in FusionIQ was not impaired and that no additional events or changes in circumstances were identified that could have a significant effect on the original valuation of the investment.

11. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company purchased the Miami office building for approximately $6.8 million, and the Company entered into a mortgage with East West Bancorp, Inc. (“East West Bank”) for approximately $4 million to finance part of the purchase of the Miami office building as well as $338,000 to finance part of the build out of the Miami office building. As of June 30, 2025 and December 31, 2024, the Company’s outstanding balance of the mortgage was $ 4,184,000 and $4,228,000, respectively.

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of June 30, 2025, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of June 30, 2025 were as follows:

Year	Amount
2025	$44,000
2026	91,000
2027	95,000
2028	98,000
2029	112,000
Thereafter	3,744,000
Total	$4,184,000

The interest expense related to this mortgage was $39,000 and $38,000 for the three months ended June 30, 2025, and 2024, respectively. The interest expense related to this mortgage was $77,000 for both the six months ended June 30, 2025, and 2024. As of June 30, 2025, the interest rate for this mortgage was 3.6%.

12. Deferred Contract Incentive

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

In relation to this agreement, the Company recognized $213,000 in contra expense for both the three months ended June 30, 2025 and 2024. For both the six months ended June 30, 2025 and 2024, the Company recognized $425,000 in contra expense. As of June 30, 2025 and December 31, 2024, the balance of the deferred contract incentive was $71,000 and $496,000, respectively.

13. Revenue Recognition

Refer to Note 2 – Summary of Significant Accounting Policies in Company’s 2024 Form 10-K for detail on the Company’s primary sources of revenue and the corresponding accounting treatment. There were no significant changes to the accounting policies for revenue recognition, and except as set forth below, the Company’s accounting policies were unchanged during the three and six months ended June 30, 2025.

Principal Transactions and Proprietary Trading

The Company continuously invests in treasury bill and treasury notes as part of its normal operations to meet deposit requirements, which are primarily in the line item “Cash and securities segregated for regulatory purposes” on the statements of financial condition, in order to enhance its yield on its excess 15c3-3 deposits. In the first quarter of 2025, the Company recorded an unrealized gain of approximately $9.2 million in relation to the Investment in Equity Security. In the second quarter of 2025, the Company sold the majority of its Investment in Equity Security realizing a gain of approximately $2.4 million for the six months ended June 30, 2025. Refer to Note 1 – Organization and Basis of Presentation, Note 5 – Fair Value Measurements, and Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further detail.

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

The Company also has fee revenue and transaction revenue which are within the scope of Topic 606. Revenue from contracts with customers includes commission income charged to retail clients for executing transactions, markups on riskless principal transactions charged to retail clients for executing transactions, distribution income received from mutual funds for client transactions, stock locate fees charged to counterparties for providing locate services, payment for order flow received for executing transactions, administrative fees to retail clients including for maintenance and other ancillary services, advisory fee revenue from investment management services provided to clients, investment banking fees for underwriting, advisory, and capital markets services, and income generated from digital streaming, licensing fees, physical music sales, and other performance-rights sources.   Under Topic 606, Revenue from Contracts with Customers, requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

The table below presents detailed information on the Company’s recognition of revenue from contracts with customers as well as revenues from financial instruments, which are outside the scope of Topic 606, by major types of services for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from Contracts with Customers
Principal transactions and proprietary trading
Riskless principal transactions with customers	$2,453,000	$3,285,000	$6,161,000	$6,720,000
Investment banking and advisory fees	206,000	—	206,000	—

Commissions and fees
Brokerage commissions	1,515,000	1,950,000	3,058,000	3,842,000
Distribution fees	343,000	379,000	701,000	705,000
Insurance commissions	156,000	274,000	357,000	356,000

Stock borrow / stock loan
Retail fees (rebates)	4,000	(3,000)	10,000	(12,000)
Stock locate services	5,957,000	4,208,000	9,989,000	7,806,000

Other income
Administrative fees	426,000	823,000	857,000	1,164,000
Payment for order flow	413,000	317,000	756,000	612,000
Other commissions	—	27,000	—	18,000
Recorded music revenue	113,000	—	113,000	—

Advisory fees	791,000	551,000	1,539,000	1,041,000

Total Revenues from Contracts with Customers	$12,377,000	$11,811,000	$23,747,000	$22,252,000

Revenue Outside the Scope of Topic 606
Principal transactions and proprietary trading
Proprietary trading	$373,000	$289,000	$393,000	$360,000
Principal transactions – Investment in Equity Security	(6,803,000)	—	2,430,000	—

Interest, marketing and distribution fees
Margin interest	3,513,000	3,831,000	6,908,000	7,807,000
Interest income	2,838,000	3,498,000	5,888,000	7,779,000
Marketing and distribution fees	518,000	506,000	1,018,000	1,012,000

Stock borrow / stock loan
Stock rebate revenue	1,561,000	491,000	2,360,000	1,000,000

Market making	497,000	437,000	1,049,000	1,109,000

Total Revenue Outside the Scope of Topic 606	2,497,000	9,052,000	20,046,000	19,067,000

Total Revenue	$14,874,000	$20,863,000	$43,793,000	$41,319,000

14. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2025, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of investments that are expected to generate capital losses when realized.

For the three and six months ended June 30, 2025, the Company recorded an income tax benefit of $1,113,000 and an income tax provision of $722,000 on pre-tax book loss of $5,832,000 and pre-tax book income of $4,664,000, respectively. The effective tax rate for the three and six months ended June 30, 2025 was 19.1% and 15.5% respectively. The effective tax rate differs from the federal statutory rate of 21% primarily related to the Company’s ability to utilize certain deferred tax assets for capital loss carryforwards to offset expected capital gains on its Investment in Equity Security. These capital loss carryforwards were not previously realizable on a more-likely-than-not basis and the Company has reversed a portion of its valuation allowance resulting in an income tax benefit.

For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $1,532,000 and $2,947,000 on pre-tax book income of $5,579,000 and $10,681,000. The effective tax rate for the three and six months ended June 30, 2024 was 27.5% and 27.6% respectively. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

As of both June 30, 2025 and December 31, 2024, the Company recorded an uncertain tax position of $1,354,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

On July 4, 2025, President Trump signed H.R. 1, the One Big Beautiful Bill Act (“OBBBA”), into law.  In accordance with U.S. GAAP, specifically ASC 740 – Income Taxes, we will account for the tax effects of changes in tax law in the period of enactment which is in the third quarter of 2025. We are currently in the process of analyzing the tax impacts of the law change but we do not expect a material impact on our effective tax rate.

15. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of June 30, 2025, MSCO’s net capital was $62.4 million, which was approximately $60.5 million in excess of its required net capital of $1.9 million, and its percentage of aggregate debit balances to net capital was 66.45%.

As of December 31, 2024, MSCO’s net capital was $63.9 million, which was approximately $62.0 million in excess of its required net capital of $1.9 million, and its percentage of aggregate debit balances to net capital was 65.84%.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of June 30, 2025, MSCO had cash and securities deposits of $144.7 million (cash of $99.9 million, securities with a fair value of $44.8 million) in the special reserve accounts which was $3.8 million in excess of the deposit requirement of $140.9 million. MSCO had no adjustments for deposit(s) and / or withdrawal(s) made on July 1, 2025.

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

As of June 30, 2025, the Company was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of June 30, 2025, the Company had $1.3 million in the special reserve account which was approximately $0.2 million in excess of the deposit requirement of approximately $1.1 million. The Company made no subsequent deposits or withdrawals on July 1, 2025.

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

As of June 30, 2025, RISE’s regulatory net capital was approximately $1.2 million which was $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1. As of December 31, 2024, RISE’s regulatory net capital was approximately $1.3 million which was $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1.

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

As of June 30, 2025, the Company had margin loans extended to its customers of approximately $394.2 million, of which $79.9 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2024, the Company had margin loans extended to its customers of approximately $403.8 million, of which $84.4 million is in the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three and six months ended June 30, 2025 and 2024.

The following table presents information about the Company’s securities borrowing and lending activity depicting the potential effect of rights of setoff between these recognized assets and liabilities.

	As of June 30, 2025
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV - Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$238,721,000	$—	$238,721,000	$227,061,000	$11,660,000
Liabilities
Securities loaned	$235,674,000	$—	$235,674,000	$223,407,000	$12,267,000

	As of December 31, 2024
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV - Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$139,040,000	$—	$139,040,000	$126,484,000	$12,556,000
Liabilities
Securities loaned	$184,962,000	$—	$184,962,000	$170,780,000	$14,182,000

(1)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff. The Company did not net any securities borrowed or securities loaned as of June 30, 2025 or December 31, 2024.

(2)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements.

(3)	Represents the total contract value as presented in the financial statements less the fair market value of the collateral received or pledged.

17. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(4,719,000)	$4,047,000	$3,942,000	$7,734,000
Less net income (loss) attributable to noncontrolling interests	—	7,000	(3,000)	6,000
Net income available to common stockholders	$(4,719,000)	$4,040,000	$3,945,000	$7,728,000

Weighted-average common shares outstanding - basic	40,399,958	39,890,606	40,296,571	39,830,002
Dilutive effect of unvested shares	422,481	—	239,021	—
Weighted-average common shares used to compute diluted loss per share	40,822,439	39,890,606	40,535,592	39,830,002

Net income (loss) per share attributable to common stockholders:
Basic	$(0.12)	$0.10	$0.10	$0.19
Diluted	$(0.12)	$0.10	$0.10	$0.19

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting the weighted-average number of common shares outstanding for the potential dilutive effect of securities, if applicable. For the three and six months ended June 30, 2025, the Company had 0 and 300,000 antidilutive shares outstanding, respectively. These restricted stock units were excluded from the computation of diluted net income per share because the effect would be anti-dilutive. The Company had no anti-dilutive shares outstanding as of December 31, 2024.

18. Commitments, Contingencies, and Other

Legal and Regulatory Matters

In the normal course of business, the Company may be subject to various proceedings and claims arising from its business activities, including lawsuits, arbitration claims and regulatory matters. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the business, which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages. In the Company’s opinion, based on currently available information, the ultimate resolution of current matters will not have a material adverse impact on the Company’s financial position and results of operations as of June 30, 2025. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

Overnight Financing

As of both June 30, 2025 and December 31, 2024, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on the line of credit. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense for this credit line was $0 and $1,000 for the three months ended June 30, 2025 and 2024, respectively. The interest expense for this credit line was $1,000 and $3,000 for the six months ended June 30, 2025 and 2024, respectively. There were no fees related to this line of credit for the three or six months ended June 30, 2025 and 2024.

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

There was no interest expense for the BMO Credit Agreement for the three and six months ended June 30, 2025 and 2024. The fee for this credit line was $38,000 and $0 for the three months ended June 30, 2025 and 2024. The fee for this credit line was $61,000 and $0 for the six months ended June 30, 2025 and 2024.

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

Shelf Registration Statement and At the Market Offering

On May 30, 2025, the Company filed a shelf registration statement on Form S-3 that was declared effective on June 9, 2025 by the SEC for the potential offering, issuance and sale of up to $100.0 million of our common stock, preferred stock, warrants to purchase the Company’s common stock and/or preferred stock, units consisting of all or some of these securities and subscription rights to purchase all or some of these securities.

For the three and six months ended June 2025, the Company did not sell any shares pursuant to this Sales Agreement. For the three and six months ended June 30, 2025, the Company incurred approximately $0 and $79,000, respectively, in legal and audit fees related to the shelf registration statement and Sales Agreement.

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

For the three and six months ended June 30, 2025 and 2024, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

Technology Vendor

The Company has entered into agreements with primary technology vendors for software development related to its Retail Platform. As of June 30, 2025, the Company incurred costs of approximately $4.5 million for these vendors.

General Contingencies

The Company’s general contingencies are included in Note 21 – Commitments, Contingencies, and Other in the Company’s 2024 Form 10-K. Other than the below, there have been no material updates to the Company’s general contingencies during the three and six months ended June 30, 2025.

The Company is self-insured with respect to employee health claims. As part of this plan, the Company recognized expenses of $249,000 and $332,000 for the three months ended June 30, 2025 and 2024, respectively.

The Company had an accrual of $120,000 and $76,000 as of June 30, 2025 and December 31, 2024, respectively, which represents the estimate of future expense to be recognized for claims incurred during the periods. For the six months ended June 30, 2025 and 2024, the Company recognized expenses of $634,000 and $726,000, respectively.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

19. Segment Reporting

The Company operates in a single line of business as a securities broker-dealer providing comprehensive brokerage services including custody and clearance of retail accounts, principal transaction and proprietary trading, market making, and securities lending. The Company’s Chief Operating Decision Maker (“CODM”), its Chief Financial Officer, reviews operating and financial information of the Company as a whole as presented on the statements of operations as well as the financial table in Note 13 – Revenue Recognition, and uses net income as the key measure to evaluate the results of the business, predominately in the forecasting process, to manage the Company. The CODM has determined that all activities contribute to the core brokerage business and the Company operates as a single reportable segment. The Company’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

20. Employee Benefit Plans

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees (“401(k) plan”). Participant contributions to the 401(k) plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. For 401(k) employee contribution matching, the Company incurred expense of $32,000 and $28,000 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred an expense of $184,000 and $163,000, respectively.

On September 17, 2021, the Company’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, restricted stock, and other equity awards of the Company’s common stock to employees, officers, consultants, directors, affiliates and other service providers of the Company. There were 3 million shares reserved under the Plan and 990,000 and 2,214,000 and shares remained as of June 30, 2025 and December 31, 2024, respectively.

The table below presents the Plan awards granted and the related fair values for the six months ended June 30, 2025.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2024	150,000	$1.65
Forfeited	(50,000)	1.65
Granted	1,112,000	2.77
Vested	(237,000)	2.27
Nonvested as of March 30, 2025	975,000	$2.78
Granted	162,000	2.91
Vested	(62,000)	3.44
Nonvested as of June 30, 2025	1,075,000	$2.76

As of June 30, 2025, there was $2,607,000 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted average period of 2.61 years.

The Company recognized stock-based compensation expense of $435,000 and $300,000 for the three months ended June 30, 2025 and 2024, respectively. $435,000 and $99,000 of this expense is included in the line item “Employee compensation and benefits” for the three months ended June 30, 2025 and 2024, respectively. The Company did not capitalize any stock-based compensation expense for the three months ended June 30, 2025. $0 and $178,000 of this expense is fully capitalized within the line item “Software, net” in the consolidated statements of financial condition for the six months ended June 30, 2024.

The Company recognized stock-based compensation expense of $989,000 and $385,000 for the six months ended June 30, 2025 and 2024, respectively. $989,000 and $184,000 of this expense is included in the line item “Employee compensation and benefits” for the six months ended June 30, 2025 and 2024, respectively. The Company did not capitalize any stock-based compensation expense for the six months ended June 30, 2025. $0 and $201,000 of this expense is fully capitalized within the line item “Software, net” in the consolidated statements of financial condition for the six months ended June 30, 2024.

21. Related Party Disclosures

KCA

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., Inc.” and “Siebert” within business activities, which expires in 2025. For the use of these names, KCA passed through to the Company its cost of $0 and $15,000 for the three months ended June 30, 2025 and 2024, respectively. For both the six months ended June 30, 2025 and 2024, KCA passed through to the Company its cost of $0 and $30,000, respectively.

Other than the above arrangements, KCA has earned no profit for providing any services to the Company as KCA passed through any revenue or expenses to the Company’s subsidiaries for the three and six months ended June 30, 2025 and 2024.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $56,000 and $45,000 for the three months ended June 30, 2025 and 2024, respectively. Revenue for PW from related parties was $62,000 and $49,000 for the six months ended June 30, 2025 and 2024, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

The three sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $987,000 and $746,000 for the three months ended June 30, 2025 and 2024, respectively. The compensation for the sons of Gloria E. Gebbia and John J. Gebbia was in aggregate $1,859,000 and $1,539,000 for the six months ended June 30, 2025 and 2024, respectively. Part of their compensation includes payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company, to purchase 403,780 shares of common stock of the Company held by Gloria E. Gebbia at an exercise price of $2.15 per share. Refer to Note 6 - Kakaopay Transaction in the Company’s 2024 Form 10-K for further information.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the three months ended June 30, 2025 and 2024, rent expense was $15,000 for this branch office. For both the six months ended June 30, 2025 and 2024, rent expense was $30,000 for this branch office.

The Company has completed construction of its branch office in Omaha, Nebraska. Refer to Note 6 – Property, Office Facilities, and Equipment, net for further detail.

Credit Agreement

On August 15, 2024, the Company entered into the Credit Agreement with the Lender whereby John J. Gebbia and Gloria E. Gebbia, along with the John and Gloria Living Trust, are guaranteeing the Company’s obligations under the Credit Agreement with the Lender. Refer to Note 18 - Commitments, Contingencies, and Other for more information.

Gebbia Media, LLC

On August 12, 2024, the Company acquired 100% of GM, a music and entertainment company owned by members of the Gebbia family. In addition to providing management and promotion of sports and music talent, and catalogue acquisition, it also provides in-house marketing and advertising services for the Company, Refer to Note 3 – Business Combinations in the Company’s 2024 Form 10-K for further information.

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

RISE

In September 2022, MSCO and RISE entered into a clearing arrangement whereby RISE would introduce clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.1 million and $1.2 million in its brokerage account at MSCO as of June 30, 2025 and December 31, 2024, respectively. The resulting assets of RISE and liabilities of MSCO are eliminated in consolidation.

At the Market Offering

On June 27, 2025, Siebert Financial Corp. entered into a Sales Agreement with MSCO and Ladenburg Thalmann & Co. Inc., allowing for the sale of up to $50 million in common stock through “at-the-market” offerings under an effective shelf registration. The agents will receive a 3.0% commission of gross proceeds, and the Company may suspend or terminate sales at any time. Refer to Note 18 - Commitments, Contingencies, and Other for further information.

22. Subsequent Events

The Company has evaluated events that have occurred subsequent to June 30, 2025 and through August 12, 2025, the date of the filing of this Report.

Based on the Company’s assessment, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of June 30, 2025.

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

Financial Overview

In the second quarter of 2025, loss per share was $0.12, compared to earnings per share of $0.10 in the second quarter of 2024. In the second quarter of 2025, our revenues were $14.9 million and operating loss before taxes was $5.8 million, compared to revenues of $20.9 million and operating income before taxes of $5.6 million in the second quarter of 2024. A substantial portion of our operating loss for the three months ended June 30, 2025 is due to the realized and unrealized gain (loss) on our Investment in Equity Security described in the section below.

Financial highlights as of June 30, 2025:

●	Principal transactions decreased by 206% to negative $3.8 million compared to the prior-year quarter

●	Stock borrow / stock loan increased by 60% to $7.5 million compared to the prior-year quarter

●	Advisory fees increased by 44% to $0.8 million compared to the prior-year quarter

Investment in Equity Security

In the first quarter of 2025, we acquired the Investment in Equity Security in connection with a private placement from a private U.S company that subsequently completed an IPO. Following the IPO, these shares were subject to resale restrictions until they were registered with the SEC.

There was significant volatility in the price of the shares, and in the three months ended March 31, 2025, we recorded an unrealized gain of approximately $9.2 million as the per share price closed at $85.31 on March 31, 2025. In June 2025, after the lifting of contractual sale restrictions, we sold the majority of our Investment in Equity Security for an average price of $19.00 per share and recognized a total gain of $2.4 million for the six months ended June 30, 2025. However, we recognized a total realized and unrealized loss of $6.8 million for the three months ended June 30, 2025, which drove our operating loss for the current quarter.

Following the IPO, we value the remaining shares of the Investment in Equity Security at its public trading price. We have recorded an unrealized gain of $0.1 million in relation to our remaining shares in the Investment in Equity Security for the three months ended June 30, 2025. The realized and unrealized and gain (loss) associated with the Investment in Equity Security is recorded in the line item “Principal transactions and proprietary trading” in our statement of operations, the detail of which is displayed below.

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$3,024,000	$3,480,000	$(456,000)
Realized and unrealized gain (loss) on Investment in Equity Security	(6,803,000)	—	(6,803,000)
Realized and unrealized gain on portfolio of U.S. government securities	8,000	94,000	(86,000)
Total Principal transactions and proprietary trading	$(3,771,000)	$3,574,000	$(7,345,000)

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Principal transactions and proprietary trading
Realized and unrealized gain on primarily riskless principal transactions	$6,736,000	$6,923,000	$(187,000)
Realized and unrealized gain (loss) on Investment in Equity Security	2,430,000	—	2,430,000
Realized and unrealized gain on portfolio of U.S. government securities	24,000	157,000	(133,000)
Total Principal transactions and proprietary trading	$9,190,000	$7,080,000	$2,110,000

Acquisition of BMLG Assets

In the second quarter of 2025, we acquired certain assets from BMLG related to music masters, including associated copyrights and artwork and serves an expansion upon our acquisition of GM. This acquisition gives Siebert ownership of recorded masters from artists such as Daughtry, Badflower, Sammy Hagar, Olive Vox, and Ryan Perdz, among others. The total cost of the acquisition was $441,000, which includes cash consideration of $337,000 and direct transaction costs of $104,000.

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

The following table presents simulated changes to net interest revenue over the next 12 months beginning as of June 30, 2025 and December 31, 2024, of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	As of
	June 30, 2025	December 31, 2024
Increase of 200 basis points	31%	32%
Increase of 100 basis points	16%	18%
Increase of 50 basis points	8%	11%
Decrease of 50 basis points	(7)%	(4)%
Decrease of 100 basis points	(15)%	(11)%
Decrease of 200 basis points	(30)%	(26)%

The difference in our simulated incremental increases and decreases in the market interest rates as of June 30, 2025 compared to December 31, 2024 is primarily due to an increase in the proportion of segregated cash to segregated securities and an increase in the proportion of margin debit balances to cash credit balances.

Technology Initiatives

At the end of 2023, we hired new technology personnel, changed our primary software development vendor, and made investments in technology development projects collectively termed as Siebert’s Retail Platform. Technology development projects such as the online platform for Siebert’s retail customer base and corporate service clients have been placed into service in the six months ended June 30, 2025 and projects are anticipated to go live by the end of 2025. We believe that these ongoing investments in technology will be key in meeting the needs of our retail customers, correspondent clearing, corporate services as well as our expansion into new markets and demographics.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail Customers

	As of
	June 30, 2025	December 31, 2024
Retail customer net worth (in billions)	$17.4	$18.0
Retail customer margin debit balances (in billions)	$0.4	$0.4
Retail customer credit balances (in billions)	$0.4	$0.4
Retail customer money market fund value (in billions)	$0.8	$0.8
Retail customer accounts	163,616	160,054

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represent client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represent the number of retail customers

Statements of Operations and Financial Condition

Statements of Operations for the Three Months Ended June 30, 2025 and 2024

Revenue

Commissions and fees for the three months ended June 30, 2025 were $2,014,000 and decreased by $589,000 from the corresponding period in the prior year, primarily due to weaker market conditions.

Interest, marketing and distribution fees for the three months ended June 30, 2025 were $6,869,000 and decreased by $966,000 from the corresponding period in the prior year primarily due to a decline in interest rates.

Principal transactions and proprietary trading for the three months ended June 30, 2025 was negative $3,771,000 and decreased by $7,345,000 from the corresponding period in the prior year, primarily due to the realized and unrealized loss of $6,803,000 in our Investment in Equity Security, which is explained further in the section above titled “Investment in Equity Security.”

Market making for the three months ended June 30, 2025 was $497,000 and increased by $60,000 from the corresponding period in the prior year.

Stock borrow / stock loan for the three months ended June 30, 2025 was $7,522,000 and increased by $2,826,000 from the corresponding period in the prior year, primarily due to growth in stock locate services and securities lending businesses.

Advisory fees for the three months ended June 30, 2025 were $791,000 and increased by $240,000 from the corresponding period in the prior year, primarily due to growth in platform assets.

Other income for the three months ended June 30, 2025 was $952,000 and decreased by $215,000 from the corresponding period in the prior year, primarily due to fees related to administrative services.

Operating Expenses

Employee compensation and benefits for the three months ended June 30, 2025 were $13,388,000 and increased by $3,081,000 from the corresponding period in the prior year, primarily due to an increase in equity compensation as well as additional personnel related to technology initiatives and expansion into investment banking and servicing active trader customers.

Clearing fees, including execution costs for the three months ended June 30, 2025 were $448,000 and increased by $210,000 from the corresponding period in the prior year, primarily due to a reclassification of certain fees in 2025.

Technology and communications expenses for the three months ended June 30, 2025 were $1,045,000 and increased by $165,000 from the corresponding period in the prior year, primarily due to an expansion of technological infrastructure.

Other general and administrative expenses for the three months ended June 30, 2025 were $1,840,000 and increased by $770,000 from the corresponding period in the prior year primarily due to fees related to expansion into investment banking and servicing active trader customers.

Data processing expenses for the three months ended June 30, 2025 were $1,147,000 and increased by $415,000 from the corresponding period in the prior year, primarily due to expansion of technology infrastructure.

Rent and occupancy expenses for the three months ended June 30, 2025 were $442,000 and increased by $64,000 from the corresponding period in the prior year.

Professional fees for the three months ended June 30, 2025 were $1,451,000 and increased by $211,000 from the corresponding period in the prior year primarily due to the establishment of the Siebert advisory committee and the expansion into new business lines.

Depreciation and amortization expenses for the three months ended June 30, 2025 were $629,000 and increased by $293,000 from the corresponding period in the prior year, primarily due to an increase in amortization for the technology projects placed in service in the second quarter of 2025.

Interest expense for the three months ended June 30, 2025 was $98,000 and increased by $38,000 from the corresponding period in the prior year primarily due to interest related to an agreement with Kakaopay in 2024.

Advertising and promotion expense for the three months ended June 30, 2025 was $218,000 and increased by $175,000 from the corresponding period in the prior year, primarily due to an increase in marketing initiatives.

Provision For (Benefit From) Income Taxes

The benefit from income taxes for the three months ended June 30, 2025 was $1,113,000 and decreased from the provision for income taxes by $2,645,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to a pre-tax loss incurred in the second quarter of 2025. Refer to Note 14 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interest in our financial statements. The net income attributable to noncontrolling interests for the three months ended June 30, 2025 was $0 and decreased by $7,000 from the corresponding period in the prior year.

Statements of Operations for the Six Months Ended June 30, 2025 and 2024

Revenue

Commissions and fees for the six months ended June 30, 2025 were $4,116,000 and decreased by $787,000 from the corresponding period in the prior year, primarily due to weaker market conditions.

Interest, marketing and distribution fees for the six months ended June 30, 2025 were $13,814,000 and decreased by $2,784,000 from the corresponding period in the prior year primarily due to a due to a decline in interest rates.

Principal transactions and proprietary trading for the six months ended June 30, 2025 were $9,190,000 and increased by $2,110,000 from the corresponding period in the prior year, primarily due to the realized and unrealized gain of $2,430,000 in our Investment in Equity Security, which is explained further in the section above titled “Investment in Equity Security.”

Market making for the six months ended June 30, 2025 was $1,049,000 and decreased by $60,000 from the corresponding period in the prior year.

Stock borrow / stock loan for the six months ended June 30, 2025 was $12,359,000 and increased by $3,565,000 from the corresponding period in the prior year, primarily due to growth in stock locate services and securities lending businesses.

Advisory fees for the six months ended June 30, 2025 were $1,539,000 and increased by $498,000 from the corresponding period in the prior year, primarily due to growth in platform assets.

Other income for the six months ended June 30, 2025 was 1,726,000 and decreased by $68,000 from the corresponding period in the prior year, primarily due to fees related to administrative services.

Operating Expenses

Employee compensation and benefits for the six months ended June 30, 2025 were $25,310,000 and increased by $4,627,000 from the corresponding period in the prior year, primarily due to an increase in equity compensation as well as additional personnel related to technology initiatives and expansion into investment banking and servicing active trader customers.

Clearing fees, including execution costs for the six months ended June 30, 2025 were $902,000 and increased by $236,000 from the corresponding period in the prior year, primarily due to primarily due to a reclassification of certain fees in 2025.

Technology and communications expenses for the six months ended June 30, 2025 were $2,150,000 and increased by $394,000 from the corresponding period in the prior year, primarily due to an expansion of technological infrastructure.

Other general and administrative expenses for the six months ended June 30, 2025 were $3,349,000 and increased by $1,250,000 from the corresponding period in the prior year primarily due to fees related to expansion into investment banking and servicing active trader customers.

Data processing expenses for the six months ended June 30, 2025 were $2,096,000 and increased by $613,000 from the corresponding period in the prior year, primarily due to expansion of technology infrastructure.

Rent and occupancy expenses for the six months ended June 30, 2025 were $909,000 and increased by $34,000 from the corresponding period in the prior year.

Professional fees for the six months ended June 30, 2025 were $2,810,000 and increased by $533,000 from the corresponding period in the prior year primarily due to the establishment of the Siebert advisory committee and expansion into new business lines.

Depreciation and amortization expenses for the six months ended June 30, 2025 were $1,044,000 and increased by $453,000 from the corresponding period in the prior year, primarily due to an increase in amortization for the technology projects placed in service in the second quarter of 2025.

Interest expense for the six months ended June 30, 2025 was 187,000 and increased by $76,000 from the corresponding period in the prior year related to an agreement with Kakaopay in 2024.

Advertising and promotion expense for the six months ended June 30, 2025 was $372,000 and increased by $275,000 from the corresponding period in the prior year, primarily due to an increase in marketing initiatives.

Provision For (Benefit From) Income Taxes

The provision from income taxes for the six months ended June 30, 2025 was $722,000 and decreased from the provision for income taxes by $2,225,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to a decrease in pre-tax earnings in the six months ending June 30, 2025. Refer to Note 14 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

As further discussed in Note 1 – Organization and Basis of Presentation, we consolidate RISE’s financial results into our financial statements and reflect the portion of RISE not held by Siebert as a noncontrolling interest in our financial statements. The net loss attributable to noncontrolling interests for the six months ended June 30, 2025 was $3,000 and increased by $9,000 from the corresponding period in the prior year.

Statements of Financial Condition As of June 30, 2025 and December 31, 2024

Assets

Assets as of June 30, 2025 were $560,512,000 and increased by $40,844,000 from December 31, 2024, primarily due to a increase in securities borrowed, partially offset by a decrease in cash and securities segregated for regulatory purposes.

Liabilities

Liabilities as of June 30, 2025 were $470,524,000 and increased by $35,948,000 from December 31, 2024, primarily due to an increase in securities loaned partially offset by a decrease in payables to customers.

Liquidity and Capital Resources

Overview

As of June 30, 2025, a significant portion of our assets were liquid in nature, providing us with flexibility in financing our business. A significant portion of our assets not held by customers or used for stock borrow / stock loan consisted primarily of cash and cash equivalents, securities owned, at fair value, which are marked-to-market daily, and receivables from and deposits with broker-dealers and clearing organizations.

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

Based on our current level of operations, we believe our available cash, available lines of credit, overall access to capital markets, and cash provided by operations will be adequate to meet our current liquidity needs for the foreseeable future. As of the date of this Report, other than the items detailed in the cash requirements section below, there are no known or material events that would require us to use large amounts of our liquid assets to cover expenses.

Kakaopay

The net capital infusion from Kakaopay to Siebert from the First Tranche transaction was approximately $14.8 million after the issuance cost. This capital is used to enhance our regulatory capital, and is primarily invested in U.S. government securities and is in the line item “Securities owned, at fair value” on the statements of financial condition. Refer to Note 6 – Kakaopay Transaction in our 2024 Form 10-K for further detail.

Cash and Cash Equivalents

Our cash and cash equivalents were $28.9 million and $32.6 million as of June 30, 2025 and December 31, 2024, respectively.

Credit Agreement

On August 15, 2024, we entered into the Credit Agreement with East West Bank providing a $20 million revolving credit facility, which offers substantial financial flexibility to support our strategic initiatives. This credit facility allows us to fund acquisitions, execute stock buybacks, and meet general corporate needs up to $10 million, ensuring access to capital for both growth and operational purposes. The two-year term of the Credit Agreement, combined with a competitive interest rate structure that is tied to either the one-month Term SOFR plus 3.15% or a minimum of 7.50%, provides a stable and predictable financing source. The personal guarantees provided by key executives, John J. Gebbia and Gloria E. Gebbia, and their trust, further strengthen our borrowing position and help secure favorable terms.

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

Debt Agreements

We have $4.2 million outstanding on our mortgage with East West Bank and an unutilized line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris as of June 30, 2025. As of June 30, 2025, we were in compliance with all covenants related to our mortgage agreement.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of June 30, 2025.

	Payments Due By Period
	2025	2026	2027	2028	2029	Thereafter	Total
Operating lease commitments	$503,000	$864,000	$613,000	$522,000	$58,000	$—	$2,560,000
Kakaopay fee (1)	1,000,000	1,000,000	—	—	—	—	2,000,000
Mortgage with East West Bank (2)	44,000	91,000	95,000	98,000	112,000	3,744,000	4,184,000
Technology vendors (3)	144,000	—	—	—	—	—	144,000
Broadridge contract (4)	203,000	170,000	—	—	—	—	373,000
Total	$1,894,000	$2,125,000	$708,000	$620,000	$170,000	$3,744,000	$9,261,000

(1)	Pursuant to the Settlement Agreement with Kakaopay, we will pay Kakaopay a fee of $5 million payable in ten quarterly installments that began in the first quarter of 2024. Refer to Note 6 – Kakaopay Transaction in our 2024 Form 10-K for further detail.

(2)	On December 30, 2021, we purchased the Miami office building and financed part of the purchase price with a mortgage with East West Bank.

(3)	We have entered into agreements with technology vendors for certain development projects related to our Retail Platform. As of June 30, 2025, we have incurred approximately $4.5 million out of the $4.6 million total budget for these vendors.

(4)	In June 2023, we entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC with a total minimum expense of approximately $1.2 million for this arrangement.

Shelf Registration Statement

On May 30, 2025, we filed a shelf registration statement on Form S-3 that was declared effective on June 9, 2025 by the SEC for the potential offering, issuance and sale by us of up to $100.0 million of our common stock, preferred stock, warrants to purchase our common stock and/or preferred stock, units consisting of all or some of these securities and subscription rights to purchase all or some of these securities. As noted below under “At the Market Offering,” we have utilized $50 million of the $100 million capacity under the shelf registration statement for our At the Market program.

At the Market Offering

On June 27, 2025, we entered into a Sales Agreement (“Sales Agreement”) with our subsidiary, Muriel Siebert & Co., LLC, and Ladenburg Thalmann & Co. Inc., as agents, under which we may offer and sell, through or to the agents, shares of our common stock having an aggregate offering price of up to $50.0 million, from time to time. For the three and six months ended June 30, 2025, we did not sell any shares pursuant to this Sales Agreement. Refer to Note 18 – Commitments, Contingencies and Other for additional detail.

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

MSCO can transfer funds to Siebert as long as MSCO maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the three and six months ended June 30, 2025 and 2024, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 15 – Capital Requirements for more detail about our capital requirements.

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

For the six months ended June 30, 2025, cash used in operating activities increased by $5.5 million compared to the prior year period, which was primarily driven by the net change in securities loaned, securities borrowed and payables to customers.

For the six months ended June 30, 2025, cash used in investing activities decreased by $1.5 million compared to the prior year period, which was primarily driven by the investment in FusionIQ, partially offset by less investment in office facilities.

For the six months ended June 30, 2025, cash flows used in financing activities increased by $36,000 compared to 2024, which was primarily driven by the RISE cash distribution.

Long Term Contracts

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS will pay us four annual credits of $100,000 over the term of the agreement. The amendment also provides for an early termination fee; however, as of June 30, 2025, we do not expect to terminate the contract with NFS before the end of the contract term. Refer to Note 12 – Deferred Contract Incentive and Note 18 – Commitments, Contingencies and Other for additional detail.

Effective June 2023, MSCO entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC that, among other things, extends the term of their arrangement for a five-year period ending June 2028, with an option to terminate after three years. As of June 30, 2025, the total remaining minimum expense for this arrangement is estimated at approximately $0.4 million over the duration of the contract.

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three and six months ended June 30, 2025 and 2024. Refer to Note 16 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

As of both June 30, 2025 and December 31, 2024, we recorded an uncertain tax position of $1,354,000 related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

Tax Legislation

On July 4, 2025, President Trump signed H.R. 1, the One Big Beautiful Bill Act (“OBBBA”), into law.  In accordance with U.S. GAAP, specifically ASC 740 – Income Taxes, we   will account for the tax effects of changes in tax law in the period of enactment which is in the third quarter of 2025. We are currently in the process of analyzing the tax impacts of the law change but we do not expect a material impact on our effective tax rate

Critical Accounting Policies and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K. As of June 30, 2025, there have been no changes to our critical accounting policies or estimates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 19, 2025, Andrew H. Reich, our Executive Vice President, Chief Financial Officer, Secretary and a member of our Board of Directors, entered into a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Rule 10b5-1 trading plan relates to the sale of 300,000 shares of our common stock and expires on May 19, 2027.

On May 19, 2025, Francis V. Cuttita, a member of our board of Directors, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Rule 10b5-1 trading plan relates to the sale of 120,000 shares of our common stock and expires on May 19, 2027.

On May 19, 2025, John J & Gloria E Gebbia TTEESS UAD 12/8/94, a trust jointly owned by John J. Gebbia, our Chief Executive Officer, and Gloria E. Gebbia, a member of our Board of Directors, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Rule 10b5-1 trading plan relates to the sale of 400,000 shares of our common stock. This trading plan was terminated on June 2, 2025.

On May 19, 2025, Charles Zabatta, a member of our board of Directors, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Rule 10b5-1 trading plan relates to the sale of 200,000 shares of our common stock. This trading plan was terminated on July 3, 2025.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
10.50	Sales Agreement, dated June 27, 2025, by and between Siebert Financial Corp., Muriel Siebert & Co., LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.50 to our Current Report on Form 8-K (File No. 000-05703) filed on June 27, 2025)
31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded with Inline XBRL document).

**	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

Dated: August 12, 2025