Form 10-K
period 2025-12-31
SIEBERT FINANCIAL CORP
filed 2026-03-30
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

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

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last sale price of the common stock reported on the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025), was approximately $61,987,052.

The number of shares of the registrant’s outstanding common stock, as of March 24, 2026, were 41,940,936 issued and 40,940,936 shares outstanding.

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

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgment of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including the following: economic, social and political conditions, global economic downturns resulting from extraordinary events; changes and volatility in tariffs and trade policies; securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; risks related to new business lines; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in Part I, Item 1A – “Risk Factors” of this Report as well as in our filings with the Securities and Exchange Commission (“SEC”).

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

We conduct the following lines of business through our wholly-owned and majority-owned subsidiaries:

●	Muriel Siebert & Co., LLC (“MSCO”) provides retail brokerage services. MSCO is a Delaware corporation and broker-dealer registered with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”) and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), Euroclear, and the National Futures Association (“NFA”), and the Commodities Futures Trading Commission (“CFTC”).

●	Siebert AdvisorNXT, LLC (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940 (“Advisers Act”).

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC, (“RISE”) is a Delaware limited liability company and a broker-dealer registered with the SEC, CFTC, FINRA, SIPC and NFA.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

●	Gebbia Media, LLC (“GM”) is a Florida limited liability company and provides management and promotion of sports and music talent, as well as in-house production and marketing for the Company.

●	Siebert Crypto, LLC (“SCRYP”) is a Delaware limited liability company formed to provide future digital asset-related services. SCRYP has not yet commenced business operations.

For purposes of this Annual Report, the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, STXD, GM, and SCRYP collectively, unless the context otherwise requires.

Our headquarters is located at 653 Collins Avenue, Miami Beach, FL 33139, with primary operations in New York, Florida and California. Our phone number is (310) 385-1861 and our Internet address is www.siebert.com. Information included or available through our website does not constitute a part of this Report. We have 13 branch offices throughout the U.S. and clients around the world.

We operate and manage our business as two reportable segments: Financials Services and Media, Sports and Entertainment. Our Chief Operating Decision Maker reviews our operating results and allocates resources on a consolidated basis. While we conduct our operations through multiple subsidiaries and service offerings (including retail brokerage, investment advisory, insurance services,, investment banking and capital markets and technology development), these activities are managed as part of an integrated broker-dealer and related financial services platform. Additional segment information is included in the notes to our consolidated financial statements.

As of March 24, 2026, we had 166 full-time employees. Our common stock is registered under Section 12 of the Exchange Act, and we file periodic reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements on Schedule 14. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file documents electronically with the SEC. Our SEC filings are also available through our website at www.siebert.com, where investors are able to obtain copies of our public filings free of charge. Our common stock, par value $0.01 per share trades on the Nasdaq Capital Market under the symbol “SIEB.”

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

Today, MSCO offers a wide range of products and services and is the primary subsidiary of Siebert.

Products and Services

MSCO offers a wide range of products and services, including the following:

●	Self-directed trading

●	Market making and fixed income investments

●	Stock borrow / stock loan

●	Equity compensation plans

●	Wealth management / financial advice

●	Investment banking / capital markets

●	Advanced trading

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

Corporate Services

We provide corporate services that support publicly traded companies in managing various aspects of their equity-related needs. We believe our offerings are strengthened by technology-driven capabilities that enhance efficiency and client experience. We primarily serve small- and mid-cap issuers and continue to focus on initiatives that expand our presence in this market.

Our strategy emphasizes ongoing investment in innovation and technology to improve operational effectiveness and support future growth. Additionally, shifts within the industry—such as consolidation and evolving service requirements—are creating opportunities to expand our solutions and reach new clients. We are developing enhanced equity-management offerings designed to better meet emerging market demand.

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

We are consistently enhancing technology across both our customer-facing platforms and our internal operations. We have launched several new technology solutions and continue to develop additional initiatives designed to improve the overall client experience and operational efficiency.

Investment Banking

During the first quarter of 2025, the Company established an Investment Banking division as part of its strategic expansion designed to serve middle-market clients often overlooked by larger financial institutions. The Company staffed the investment banking division with experienced professionals with extensive experience in capital markets, M&A, and financial advisory services to lead and develop this growth initiative. These hires represent a significant investment in the Company’s future operations.

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

Siebert Technologies, LLC

Overview

STCH is an innovative technology subsidiary dedicated to advancing new technology for our clients as well as our business operations. By leveraging cutting-edge technology, STCH is positioned to drive the evolution of our products and services, delivering greater efficiency, accessibility, and value to our clients. STCH aims to be at the forefront of developing transformative solutions that will cater to both retail and corporate service clients and drive operational efficiency.

We have made investments in technology development projects collectively termed as Siebert’s “Retail Platform”. Some of these technology investments include the development of a Siebert mobile trading application, online platform for our retail customer base and corporate services clients, as well as upgrades to our technological and operational infrastructure to support these platforms and future growth. We believe that these ongoing investments in technology will be key to meeting the needs of our retail customers, correspondent clearing, corporate services as well as expand into new markets and demographics. We look to continue to expand this business line and additional product offerings through technology development.

RISE Financial Services, LLC

Overview

RISE, a registered broker-dealer with the SEC and a member of FINRA, currently has only limited operating activities. RISE is approved to offer a range of broker-dealer services, including self-directed trading and stock loan and stock borrow services. The entity is continuing to assess its strategic initiatives to evaluate potential opportunities and determine the optimal direction for its future operations.

Gebbia Media, LLC

Overview

GM is a media, sports and entertainment company focused on developing and promoting music and sports talent, and producing content across film, television, podcasts, and digital platforms as well as providing services to college and professional athletes. GM has expanded through strategic partnerships and acquisitions, including a rock music imprint, and launched a Sports Division to provide services for college and professional athletes.

Products and Services

The products and services offered by GM include:

●	Talent management and representation

●	Sports negotiation services

●	Marketing services

Acquisition of BMR

In May 2025, GM acquired Big Machine Rock (“BMR”), the rock division of Big Machine Label Group (“BMLG”). The acquisition represents an expansion of Gebbia Media’s presence in the music and media sectors. Big Machine Rock’s roster includes artists such as Daughtry, Badflower, Sammy Hagar, Olive Vox, and Ryan Perdz.

Gebbia Sports

In June 2025, GM launched its division which focuses on serving the unique needs of elite college and professional athletes (“Gebbia Sports”). Gebbia Sports has signed several NCAA athletes from top programs and universities, including TCU, Villanova, University of Washington, BYU, and Xavier, among others. The division is led by Greg Murphy, a former collegiate basketball player and seasoned financial executive with extensive experience in senior leadership roles at prominent financial institutions.

Siebert Crypto, LLC

In December 2025, Siebert formed SCRYP by filing a Certificate of Formation in the State of Delaware. As of December 31, 2025, SCRYP had not commenced operations and the entity is in the preliminary stages of seeking future registration as a Money Services Business and related state money transmitter licenses.

Competition

We encounter significant competition from full-commission, online and discount brokerage firms, including zero commission firms, as well as from financial institutions, mutual fund sponsors, venture-backed technology and cryptocurrency firms, and other organizations. Although there has been consolidation in the industry in both the online and traditional brokerage business during recent years, we believe that additional competitors such as banks, insurance companies, providers of online financial and information services, and others will continue to be attracted to the brokerage industry. We compete with a wide variety of vendors of financial services for the same customers; however, our success in the financial services industry is a result of our high-quality customer service, responsiveness, products offered, and excellent executions. Additionally, our media, sports, and entertainment segment operates in a dynamic and rapidly evolving marketplace that includes a wide range of participants such as media companies, professional sports organizations, streaming services, live event producers, and digital content platforms. Many of these organizations have longer operating histories and larger content libraries, brand presence, distribution channels, and athlete networks. As a relatively new entrant in this market, we may face challenges in attracting and retaining audiences, clients, and strategic relationships, and our ability to compete effectively in this segment has not yet been fully tested.

Regulations

Overview

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. MSCO and RISE are registered as broker-dealers with the SEC. MSCO is a member of the NYSE and FINRA, and RISE is a member of FINRA. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”), principally FINRA, which is MSCO’s and RISE’s primary regulator with respect to financial and operational compliance. These SROs adopt rules (subject to approval by the SEC) governing their members and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. MSCO is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico, and RISE is registered as a broker-dealer in 7 states and territories. These regulations materially affect our business operations, in particular our Financial Services segment, and impose capital, client protection, and market conduct requirements, among others.

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

Regulation Best Interest

Pursuant to the Dodd-Frank Act, the SEC adopted a package of rules and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS (collectively, these regulations, rules and interpretations are referred to herein as the “Regulation Best Interest Rules”). Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties.

The Regulation Best Interest Rules have impacted the conduct of our business, especially with respect to our business with our retail clients. The need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the increased supervision of sales practices and transactions increased the amount of record-keeping and training for our sales staff. The related rules and procedures have and may continue to bring increased costs associated with compliance and enhanced technology.

We operate pursuant to the Regulation Best Interest Rules and as such, we conduct thorough training of all our employees with respect to the requirements of Regulation Best Interest. We believe that we are in compliance with these requirements.

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

Our human capital efforts focus on establishing a culture of service that emphasizes taking care of our employees, so they can take care of our clients. To that end, we seek employees who are approachable, proactive, collaborative, agile and innovative, and who share our commitment to excellence, integrity, and service. As of March 24, 2026, we had 166 employees, two of whom were corporate officers. None of our employees are represented by a union, and we believe that relations with our employees are good.

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

We have entered into a license agreement with the Muriel Siebert Estate / Foundation under which we have a license to use the “Muriel Siebert” and “Siebert” name until December 2026. In the event that the license agreement is terminated, or if the license agreement is not renewed or extended beyond 2026, we may be required to change our name and cease using the name. Any of these events could disrupt our recognition in the marketplace and otherwise harm our business.

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

New lines of business or new products and services may subject us to additional risks.

We may pursue new lines of business or offer new products and services within existing lines of business, such as Investment banking, GM or Siebert Crypto. Significant time and resources may be invested in developing and marketing new lines of business and/or new products and services. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, customers may fail to accept the new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks and costs in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Common Stock

There may be a limited public market for our common stock; Volatility.

14,441,440 shares of our common stock, or approximately 35.3% of our shares of our common stock outstanding, are currently held by non-affiliates as of March 24, 2026. A stock with a small number of shares held by non-affiliates, known as the “float,” will generally be more volatile than a stock with a large float. Although our common stock is traded on the Nasdaq Capital Market, there can be no assurance that an active public market will continue.

Our principal shareholder has significant influence over us.

Gloria E. Gebbia, who is a director of Siebert, the managing member of Kennedy Cabot Acquisition, LLC (“KCA”) and the spouse of Siebert’s Chief Executive Officer, has, along with other family members, the power to nominate six directors to the Board of Directors and owns approximately 42% of our common stock as of December 31, 2025. As a result, they have significant influence on matters submitted to a vote of shareholders.

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

On April 27, 2023, Siebert entered into a Stock Purchase Agreement (the “First Tranche Stock Purchase Agreement”) with Kakaopay Corporation (“Kakaopay”), a company established under the Laws of the Republic of Korea, pursuant to which Siebert issued to Kakaopay 8,075,607 shares of Siebert’s common stock, currently represents 20% of the outstanding equity securities of Siebert. The First Tranche closed on May 18, 2023 and, in connection therewith, we entered into a Registration Rights and Lock-Up Agreement, dated as of May 19, 2023 (the “Registration Rights Agreement”), with Kakaopay. In accordance with the Registration Rights Agreement and the Settlement Agreement (as defined below), we filed a registration statement with the SEC registering these shares for resale. The number of shares of common stock could be significant in relation to our currently outstanding common stock and the historical trading volume of our common stock. The sale by Kakaopay of all or a significant portion of the shares of common stock could have a material adverse effect on the market price of our common stock. In addition, the perception in the public markets that Kakaopay might sell all or a portion of the shares of common stock could also, in and of itself, have a material adverse effect on the market price of our common stock.

The price of our common stock in the public markets has experienced, and may in the future experience, extreme volatility due to a variety of factors, many of which are beyond our control.

Since our common stock started trading on the Nasdaq Capital Market, our common stock has been relatively thinly traded and at times been subject to price volatility. The average daily trading volume from January 1, 2025 to December 31, 2025 was approximately 64,709 shares.

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

We did not pay any dividends in 2025 or 2024. Payment of future cash dividends on our common stock will depend on our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend upon a number of factors that the Board of Directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock.

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

Some competitors in the discount brokerage business offer services which we may not offer. In addition, some competitors have continued to offer zero commission execution fees that are lower than some of our published rates. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow. Continued or increased competition from ultra-low costs, flat-fee brokers and broader service offerings from other discount brokers could limit our growth or lead to a decline in our customer base which would adversely affect our business, results of operations and financial condition. Further, if we are not able to update or adapt our products and services to take advantage of the latest technologies and standards, or are otherwise unable to offer services to mobile and desktop computing platforms to a growing self-directed investor market, it could have a material adverse effect on our ability to compete.

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

As of the filing of this Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected, or are reasonably likely to materially affect us, including with respect to our business strategy, results of operations or financial condition. We acknowledge that we cannot eliminate all cybersecurity risks within our organization, and we cannot guarantee that any undetected cybersecurity incidents have occurred. For additional information about these risks, see Part I, Item 1A, - Risk Factors of this Report.

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

ITEM 2. PROPERTIES

We currently maintain our headquarters and 13 branch offices that customers can visit to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person. Such offices are in satisfactory operating condition to conduct business and are used by both reportable segments. Nevertheless, most of our activities are conducted on the internet or by telephone and mail. We operate our business out of the following offices:

Approximate Square Feet
Corporate Headquarters
Miami Beach, FL – 653 Collins Avenue	12,000

Branch Offices
Beverly Hills, CA – 190 N Canon	900
Beverly Hills, CA – 9378 Wilshire	3,500
Boca Raton, FL	1,600
Boston, MA	300
Chicago, IL	3,300
Dallas, TX	300
Feasterville-Trevose, PA	1,000
Nashville, TN	4,000
New York, NY	8,000
Seal Beach, CA	800
Tampa, FL	1,000
Washington, D.C.	1,200
Wilmington, NC	800

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Capital Market, under the symbol “SIEB.” The number of common stockholders of record as of February 27, 2026, was 96. The closing market price per share on that date was $1.90. Based on information available to us, we believe there are approximately 4,140 beneficial holders of our common stock as of March 24, 2026.

Dividend Policy

No dividends were paid to shareholders during 2025 and 2024. Our Board of Directors periodically considers whether to declare dividends, and any future decision to pay dividends is at the discretion of the Board of Directors. In considering whether to pay such dividends, our Board of Directors will review our earnings, capital requirements, economic forecasts and such other factors as are deemed relevant.

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. [RESERVED]

Not applicable.

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

Overview

We are primarily a financial services company and provide a wide variety of financial services to our clients. We operate in business lines such as retail brokerage, investment advisory, insurance, and technology development through our wholly-owned and majority-owned subsidiaries. We also operate a smaller Media, Entertainment, and Sports segment that provides talent management and related services. This segment represents a limited portion of our overall operations, and its results may vary based on the timing of projects and broader industry conditions.

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

Financial Overview

In 2025, earnings per share were $0.13, compared to earnings per share of $0.33 in 2024. In 2025, our net revenues were $94.2 million and net income was $5.1 million, compared to net revenues of $83.9 million and net income of $13.3 million in 2024.

Financial highlights as of December 31, 2025:

●	Retail customer net worth increased by 9% to $19.5 billion compared to 2024

●	Revenue related to stock borrow / stock loan increased by 51% to 29.0 million compared to 2024

●	Revenue related to principal transactions and proprietary trading increased by 20% to $17.5 million compared to 2024

Investment in Equity Security

In the first quarter of 2025, Siebert participated in a private placement and acquired restricted shares of a privately held U.S. company (the “Investment in Equity Security”). In June 2025, after the lifting of contractual sale restrictions, Siebert sold the majority of its Investment in Equity Security for an average price of $19.00 per share, with the remaining position sold by August 2025. Siebert recognized a total realized gain related to this transaction of $2.4 million for the year ended December 31, 2025.

Developments in 2025

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

NIL Revenue

In the third quarter of 2025, we began earning a new revenue stream relating to Name, Image and Likeness (“NIL”) negotiation services on behalf of student-athletes with university athletic departments or NIL collectives totaling $594,000 in the year ended December 31, 2025.

RISE Transaction

Siebert purchased the remaining 32% ownership interest in RISE on October 28, 2025, for $3.7 million. After the transaction, RISE became a wholly-owned subsidiary of Siebert, which allows Siebert to fully benefit from any future operations and economic benefit of this subsidiary. Refer to Note 5 – RISE for further information.

Agreement with NFS

Effective September 29, 2025, MSCO amended its clearing agreement with NFS, extending the term of the arrangement through October 1, 2030. As part of the amendment, Siebert received a one-time $4.8 million business development credit. Refer to Note 15 – Deferred Contract Incentive and Note 20 – Commitments, Contingencies and Other for additional detail.

Segments

We manage our business through the following reportable segments:

●	Financial Services

●	Media, Sports, and Entertainment

Segment results are evaluated based on operating income, which reflect the manner in which management assesses performance and allocates resources.

Financial Services

	2025	2024
Commissions and fees	$8,941,000	$9,615,000
Interest, marketing and distribution fees	27,624,000	32,407,000
Principal transactions and proprietary trading	17,479,000	14,616,000
Investment banking	769,000	—
Market making	2,196,000	2,255,000
Stock borrow / stock loan	29,034,000	19,249,000
Advisory fees	3,324,000	2,369,000
Other income	3,625,000	3,390,000
Total Revenue	92,992,000	83,901,000

Significant segment expenses:
Employee compensation and benefits	57,541,000	43,999,000
Clearing fees, including execution costs	2,149,000	1,607,000
Technology and communications	5,243,000	3,940,000
Other general and administrative	6,382,000	4,465,000
Data processing	3,989,000	3,200,000
Rent and occupancy	1,788,000	1,631,000
Professional fees	5,669,000	5,501,000
Depreciation and amortization	2,341,000	1,380,000
Interest expense	452,000	262,000
Advertising and promotion	686,000	348,000
Total Expenses	86,240,000	66,333,000

Operating income	$6,752,000	$17,568,000

Financial services operating income decreased year over year primarily due to:

●	Higher personnel expenses driven by the launch and expansion of new business lines

●	Lower interest income on customer balances resulting from declining interest rates

●	Increased technology expenditures and higher general and administrative costs

●	Partially offset by:

○	Higher revenues from stock loan and stock borrow activities

○	Increased principal transaction revenues attributable to market conditions and the gain on investment in equity security

Management continues to focus on:

●	Expanding into complementary growth areas such as investment banking, to diversify revenue and reduce reliance on transaction-based brokerage activity

●	Investing in technology through both internal innovation and strategic partnerships to modernize our platforms, enhance automation, and support scalable growth.

●	Driving disciplined expense management and operational efficiency initiatives to improve margins and long-term profitability.

Media, Sports and Entertainment

	2025	2024
Music and artist services revenue	$616,000	$—
NIL revenue	594,000	—
Total Revenue	1,210,000	—

Significant segment expenses:
Employee compensation and benefits	934,000	—
Technology and communications	12,000	—
Other general and administrative	197,000	23,000
Rent and occupancy	67,000	—
Professional fees	364,000	77,000
Depreciation and amortization	58,000	—
Advertising and promotion	397,000	—
Music production, manufacturing and distribution costs	367,000	—
Total Expenses	2,396,000	100,000

Operating income (loss)	$(1,186,000)	$(100,000)

Media, Sports and Entertainment operating income decreased year over year primarily due to:

●	Expenses associated with the first full year of music production and operations

●	Onboarding and related personnel costs associated with integrating the marketing and distribution team from BMLG

●	Increased investment in artist development, including enhanced content production, marketing initiatives, and promotional activities to support emerging talent.

Management continues to focus on:

●	Investing in the development of new artists and talent while maximizing the commercial potential of established, high-performing creators.

●	Expanding recurring, service-based revenue streams to enhance revenue stability and predictability.

●	Growing its NIL athlete pipeline through targeted sourcing, relationship development, and brand partnership opportunities.

Management notes that this segment did not contribute positively to operating results during the years ended December 31, 2025 and 2024, which is consistent with expectations for early-stage record labels. Management believes these expenditures are essential to building the label’s catalogue and brand, and anticipates that future revenues from recorded music sales, streaming, and licensing will drive profitability over time. While there is no assurance regarding the timing or magnitude of future earnings, we expect this segment to have positive impact on operating results as our catalogue develops and athlete pipeline expands.

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

The following table presents simulated changes to net interest revenue over the next 12 months beginning December 31, 2025 and 2024 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	As of December 31,
	2025	2024
Increase of 200 basis points	34%	32%
Increase of 100 basis points	18%	18%
Increase of 50 basis points	9%	11%
Decrease of 50 basis points	(7)%	(4)%
Decrease of 100 basis points	(15)%	(11)%
Decrease of 200 basis points	(31)%	(26)%

The difference in our simulated incremental increases and decreases in the market interest rates as of December 31, 2025 compared to 2024 is primarily due to an increase in the proportion of segregated cash to segregated securities.

Technology Initiatives

We have made investments in technology development projects collectively termed as Siebert’s Retail Platform. Technology development projects such as the online platform for Siebert’s retail customer base and corporate service clients have been placed into service during the year ended December 31, 2025 and several projects are anticipated to go live in 2026. In 2025, we made a minority equity investment in and entered into a strategic partnership with FusionIQ, a provider of engagement solutions and data analytics for wealth management firms, to help with these technology initiatives and new product offerings. We believe these ongoing investments in technology and partnerships will be important in meeting the needs of our retail, correspondent clearing, and corporate services customers and supporting our expansion into new markets and demographics.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail Customers

	As of December 31,
	2025	2024
Retail customer net worth (in billions)	$19.5	$18.0
Retail customer margin debit balances (in billions)	$0.4	$0.4
Retail customer credit balances (in billions)	$0.5	$0.4
Retail customer money market fund value (in billions)	$1.0	$0.8
Retail customer accounts	166,217	160,054

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represent client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represent the number of retail customers

Consolidated Statements of Operations and Financial Condition

Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024

Revenue

Commissions and fees for the year ended December 31, 2025 were $8,941,000 and decreased by $674,000 from the corresponding period in the prior year, primarily due to market conditions.

Interest, marketing and distribution fees for the year ended December 31, 2025 were $27,624,000 and decreased by $4,783,000 from the corresponding period in the prior year primarily due to a decline in interest rates.

Principal transactions and proprietary trading for the year ended December 31, 2025 were $17,479,000 and increased by $2,863,000 from the corresponding period in the prior year, primarily due to market conditions and the gain on our Investment in Equity Security.

Investment banking for the year ended December 31, 2025 was $769,000 which was a new business line in 2025.

Market making for the year ended December 31, 2025 was $2,196,000 and decreased by $59,000 from the corresponding period in the prior year.

Stock borrow / stock loan for the year ended December 31, 2025 was $29,034,000 and increased by $9,785,000 from the corresponding period in the prior year, primarily due to a growth in stock locate services and securities lending businesses.

Advisory fees for the year ended December 31, 2025 were $3,324,000 and increased by $955,000 from the corresponding period in the prior year, primarily due to growth in platform assets.

Other income for the year ended December 31, 2025 was $4,835,000 and increased by $1,445,000 from the corresponding period in the prior year, primarily due to new revenue from our media, sports and entertainment segment.

Operating Expenses

Employee compensation and benefits for the year ended December 31, 2025 were $58,475,000 and increased by $14,476,000 from the corresponding period in the prior year, primarily due to an increase in commission payouts as well as additional personnel related to technology initiatives, expansion into investment banking and servicing active trader customers, and other new business lines.

Clearing fees, including execution costs for the year ended December 31, 2025 were $2,149,000 and increased by $542,000 from the corresponding period in the prior year, primarily due to increased market activity.

Technology and communications expenses for the year ended December 31, 2025 were $5,255,000 and increased by $1,315,000 from the corresponding period in the prior year, primarily due to additional software costs and an expansion of technological infrastructure.

Other general and administrative expenses for the year ended December 31, 2025 were $6,946,000 and increased by $2,458,000 from the corresponding period in the prior year primarily due to the start-up cost and expansion of new business lines.

Data processing expenses for the year ended December 31, 2025 were $3,989,000 and increased by $789,000 from the corresponding period in the prior year, primarily due to expansion of technology infrastructure.

Rent and occupancy expenses for the year ended December 31, 2025 were $1,855,000 and increased by $224,000 from the corresponding period in the prior year, primarily due to the expansion into new office space.

Professional fees for the year ended December 31, 2025 were $6,033,000 and increased by $455,000 from the corresponding period in the prior year, primarily due to increase in accounting and legal fees.

Depreciation and amortization expenses for the year ended December 31, 2025 were $2,399,000 and increased by $1,019,000 from the corresponding period in the prior year, primarily due to an increase in amortization for the technology projects placed in service.

Interest expense for the year ended December 31, 2025 was $452,000 and increased by $190,000 from the corresponding period in the prior year primarily related to the termination agreement with Kakaopay in 2024. Refer to Note 6 – Kakopay Transaction for further information.

Advertising and promotion expenses for the year ended December 31, 2025 were $1,083,000 and increased by $735,000 from the corresponding period in the prior year, primarily due to an increase in marketing initiatives.

Provision For (Benefit From) Income Taxes

The provision for income taxes for the year ended December 31, 2025 was $445,000 and decreased by $3,720,000 from the corresponding period in the prior year. The change from the corresponding period in the prior year is primarily due to a decrease in pre-tax earnings year over year. Refer to Note 16 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

The net income attributable to noncontrolling interests for the year ended December 31, 2025 was $0 and decreased by $17,000 from the corresponding period in the prior year due to lower income in RISE. As further discussed in Note 2 – Summary of Significant Accounting Policies, we consolidate RISE’s financial results into our consolidated financial statements and reflect the portion of RISE that was previously not held by Siebert as a noncontrolling interests in our consolidated financial statements. As of December 31, 2025, RISE was wholly-owned by Siebert.

Consolidated Statements of Financial Condition as of December 31, 2025 and 2024

Assets

Assets as of December 31, 2025 were $759,042,000 and increased by $239,374,000 from December 31, 2024, primarily due to an increase in securities borrowed partially offset by a decrease in cash and cash equivalents and cash and securities segregated for regulatory purposes.

Liabilities

Liabilities as of December 31, 2025 were $669,882,000 and increased by $235,306,000 from December 31, 2024, primarily due to an increase in securities loaned and payables to customers.

Liquidity and Capital Resources

Overview

As of December 31, 2025, a significant portion of our assets were liquid in nature, providing us with flexibility in financing our business. A significant portion of our assets not held by customers or used for stock borrow / stock loan consisted primarily of cash and cash equivalents, and securities owned, at fair value, which are marked-to-market daily, and receivables from and deposits with broker-dealers and clearing organizations.

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

Cash and Cash Equivalents

Our cash and cash equivalents were $22.4 million and $32.6 million as of December 31, 2025 and 2024, respectively.

EWB Credit Agreement

On August 15, 2024, we entered into the EWB Credit Agreement with East West Bank providing a $20 million revolving credit facility. This credit facility allows us to fund acquisitions, execute stock buybacks, and meet general corporate needs up to $10 million, ensuring access to capital for both growth and operational purposes. The maturity date of the EWB Credit Agreement is July 29, 2027. The interest rate structure that is tied to either the one-month Term SOFR plus 3.15% or a minimum of 7.50%. John J. Gebbia and Gloria E. Gebbia, and their trust, provided personal guarantees related to this agreement which further strengthen our borrowing position and help secure favorable terms. As of December 31, 2025, $5 million was outstanding related to the above EWB Credit Agreement. The interest expense for this credit line was $41,000 and $0 for the years ended December 31, 2025 and 2024, respectively. The interest rate was 7.5% for this credit facility during the year ended December 31, 2025. The Company did not use this credit facility during the year ended December 31, 2024.

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

Effective November 22, 2025, MSCO renewed the BMO Credit Agreement with BMO Harris until November 20, 2026. Borrowings under the BMO Credit Agreement will bear interest on the outstanding daily balance at a rate of interest per annum equal 2.5% plus the greater of: (a) Term SOFR for such day plus 0.11448% and (b) Federal Funds Target Range – Upper Limit and (c) 0.25%. The annual commitment fee is equal to one half of one percent (0.50%) of the average daily unused portion of the commitment of $20,000,000. The BMO Credit Agreement contains customary affirmative covenants and negative covenants and requires MSCO to maintain minimum total regulatory capital of $45,000,000, excess net capital of 20,000,000, assets to total regulatory capital ratio of not more than 5.0 to 1.0, and a minimum liquidity ratio of not less than 1.0. We were in compliance with the requirements of the BMO Credit Agreement as of December 31, 2025.

Other Debt Agreements

We have $4.1 million outstanding on our mortgage with East West Bank and an unutilized line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris as of December 31, 2025. As of December 31, 2025, we were in compliance with all covenants related to our debt agreements.

Cash Requirements

The following table summarizes our short and long-term material cash requirements as of December 31, 2025.

	Payments Due by Period
	2026	2027	2028	2029	2030	Thereafter	Total
Operating lease commitments	$1,233,000	$885,000	$568,000	$58,000	$—	$—	$2,744,000
Kakaopay fee (1)	1,000,000	—	—	—	—	—	1,000,000
Mortgage with East West Bank (2)	91,000	95,000	98,000	112,000	117,000	3,627,000	4,140,000
Broadridge contract (3)	170,000	—	—	—	—	—	170,000
Total	$2,494,000	$980,000	$666,000	$170,000	$117,000	$3,627,000	$8,054,000

(1)	Pursuant to the Settlement Agreement with Kakaopay, we are obligated to pay Kakaopay a fee of $5 million payable in ten quarterly installments that began in the first quarter of 2024. Refer to Note 6 – Kakaopay Transaction for further detail.

(2)	On December 30, 2021, we purchased the Miami office building and financed part of the purchase price with a mortgage with East West Bank.

(3)	In June 2023, we entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC with a total minimum expense of approximately $1.2 million for this arrangement.

Shelf Registration Statement; At the Market Offering

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

On June 27, 2025, we entered into a Sales Agreement (“Sales Agreement”) with our subsidiary, Muriel Siebert & Co., LLC, and Ladenburg Thalmann & Co. Inc., as agents, under which we may offer and sell, through or to the agents, shares of our common stock having an aggregate offering price of up to $50.0 million, from time to time. For the year ended December 31, 2025, we did not sell any shares pursuant to this Sales Agreement. Refer to Note 20 – Commitments, Contingencies and Other for additional detail.

As of the filing of this Report, we will be subject to General Instruction I.B.6 of Form S-3 known as the “baby shelf rules.” Under the baby shelf rules, the aggregate market value of securities we can sell through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 so long as our public float is less than $75 million.

Net Capital, Reserve Accounts, Segregation of Funds, and Other Regulatory Requirements

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) and the Customer Protection Rule (15c3-3) of the Exchange Act and maintains capital and segregated cash reserves in excess of regulatory requirements. Requirements under these regulations may vary; however, MSCO has adequate reserves and contingency funding plans in place to sufficiently meet any regulatory requirements. In addition to net capital requirements, as a self-clearing broker-dealer, MSCO is subject to cash deposit and collateral requirements with clearing houses, such as Depository Trust and Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility. RISE, as a member of FINRA, is subject to the SEC Uniform Net Capital Rule 15c3-1 and the corresponding regulatory capital requirements.

MSCO can transfer funds to Siebert as long as it maintains its liquidity and regulatory capital requirements. RISE can transfer funds to Siebert as long as RISE maintains its liquidity and regulatory capital requirements. For the years ended December 31, 2025 and 2024, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 17 – Capital Requirements for more detail on our capital requirements.

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

For the year ended December 31, 2025, cash provided by operating activities increased by $0.2 million compared to 2024, which was primarily driven by the net changes in securities loaned and borrowed, receivables and payables to customers and non-customers, securities segregated for regulatory purposes, and other working capital adjustments.

For the year ended December 31, 2025, cash used in investing activities increased by $0.6 million compared to 2024, which was primarily driven by our investment in IQvestment Holdings, LLC, (“FusionIQ”). FusionIQ, partially offset by a decrease in investments in software development costs and office facilities in 2025.

For the year ended December 31, 2025, cash flows provided by financing activities increased by $1.4 million compared to 2024, which was primarily driven by a short-term bank loan partially offset by the purchase of RISE interests.

Long Term Contracts

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extended the term of their arrangement for an additional four-year period commencing on August 1, 2021 and ending July 31, 2025. As part of this agreement, we received a one-time business development credit of $3 million, and NFS paid us four annual credits of $100,000 over the term of the agreement. Refer to Note 15 – Deferred Contract Incentive and Note 20 – Commitments, Contingencies and Other for additional detail.

Effective September 29, 2025, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional five-year period commencing on September 26, 2025 and ending October 1, 2030. As part of this agreement, we received a one-time business development credit of $4.8 million. The amendment also provides for an early termination fee; however, as of December 31, 2025, we do not expect to terminate the contract with NFS before the end of the contract term. For the years ended December 31, 2025 and 2024, there was no expense recognized for any early termination fees. Refer to Note 15 – Deferred Contract Incentive and Note 20 – Commitments, Contingencies and Other for additional detail.

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

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the years ended December 31, 2025 and 2024. Refer to Note 18 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

As of both December 31, 2025 and 2024, we recorded an uncertain tax position of $63,000 and $1,354,000, respectively, related to various tax matters, which is included in the line item “Taxes payable” in the statements of financial condition.

Tax Legislation

On July 4, 2025, OBBBA was enacted and introduced several taxpayer-favorable modifications including making key changes to provisions originally enacted under the Tax Cuts and Jobs Act (“TCJA”) of 2017. These modifications include: (i) restoration of the tax adjusted EBITDA standard as the limitation for interest expense deductibility under Section 163(j) for tax years beginning after December 31, 2024; (ii) repeal of the mandatory capitalization and amortization of domestic research and experimental expenditures under Section 174 and the adoption of immediate expensing for domestic R&E costs under new Section 174A for tax years beginning after December 31, 2024; (iii) permanent reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025. Although the OBBBA had many taxpayer-favorable provisions, the OBBBA did not have a material impact on our effective tax rate.

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

New Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We have adopted ASU 2023-09 prospectively on our annual income tax disclosures for the annual period ending December 31, 2025. The standard expanded the disclosures provided in our annual financial statements, particularly in the rate reconciliation and cash taxes paid sections, but the adoption did not have a material effect on our consolidated results of operations, financial position, or cash flows.

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

Customer transactions are cleared through clearing brokers on a fully disclosed basis and are also self-cleared by MSCO. If customers do not fulfill their contractual obligations, any loss incurred in connection with the purchase or sale of securities at prevailing market prices to satisfy customer obligations may be incurred by Siebert. We regularly monitor the activity in customer accounts for compliance with margin requirements. We are exposed to the risk of loss of unsettled customer transactions if customers and other counterparties are unable to fulfill their contractual obligations. There were no material losses for unsettled customer transactions in the last five years.

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

SIEBERT FINANCIAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Siebert Financial Corp. and Subsidiaries

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Siebert Financial Corp. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Deferred Tax Assets and Valuation Allowance

As discussed in Notes 1 and 16 to the consolidated financial statements, the Company recognizes deferred income taxes for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are recognized to the extent management believes it is more likely than not that such assets will be realized. In assessing the Company’s ability to recover its deferred tax assets, management evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on historical operating profitability, positive trend of earnings and projected future taxable income, management concluded as of December 31, 2025 that its U.S. deferred tax assets are realizable on a more-likely-than-not basis with the exception of capital loss carryforward and certain investments that will result in future capital losses. The amount of the Company’s valuation allowance decreased by $767,000 during the year ended December 31, 2025.

We identified the auditing of deferred tax assets and the related valuation allowance as a critical audit matter because of the significant judgment required by management in evaluating the realizability of deferred tax assets; which in turn led to significant auditor judgment and a high level of audit effort required to evaluate management’s assessment, including evaluating the sustainability of profitability, the timing and amount of future taxable income, and the reversal of taxable temporary differences.

Our audit procedures related to the Company’s deferred tax assets and valuation allowance included, among others:

o	Evaluating management’s application of ASC Topic 740 and the methodology used to assess the realizability of deferred tax assets.

o	Testing the accuracy and completeness of deferred tax asset balances and the related valuation allowance, including underlying temporary differences and tax attributes.

o	Assessing management’s evaluation of positive and negative evidence, including recent operating results and cumulative income or loss, where applicable.

o	Evaluating management’s projections of future taxable income by comparing key assumptions to historical results, current-year performance, and other audited financial information.

o	Assessing the availability and reversal patterns of existing taxable temporary differences supporting realization of deferred tax assets.

o	Evaluating the assumptions underlying tax planning strategies considered by management.

o	Involving income tax specialists to assist in evaluating management’s assessment and the related disclosures in the consolidated financial statements.

/s/ Crowe LLP

We have served as the Company’s auditor since 2024.

New York, New York

March 30, 2026

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$22,408,000	$32,629,000
Cash and securities segregated for regulatory purposes; (Cash of $151.0 million, securities with a fair value of $34.6 million as of December 31, 2025; Cash of $135.8 million, securities with a fair value of $68.8 million as of December 31, 2024)	185,608,000	204,587,000
Receivables from customers	73,465,000	84,367,000
Receivables from broker-dealers and clearing organizations	6,801,000	3,920,000
Receivables from non-customers	1,773,000	607,000
Other receivables	4,522,000	2,744,000
Prepaid expenses and other assets	3,801,000	2,257,000
Securities borrowed	408,495,000	139,040,000
Securities owned, at fair value	19,862,000	21,385,000
Taxes receivable	142,000	—
Total Current assets	726,877,000	491,536,000

Deposits with broker-dealers and clearing organizations	5,503,000	4,227,000
Property, office facilities, and equipment, net	10,386,000	10,245,000
Software, net	5,911,000	4,836,000
Intangible assets, net	908,000	697,000
Lease right-of-use assets	2,253,000	2,390,000
Investments, cost	2,350,000	—
Deferred tax assets	2,535,000	3,418,000
Goodwill	2,319,000	2,319,000
Total Assets	$759,042,000	$519,668,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Payables to customers	$237,193,000	$227,129,000
Payables to non-customers	7,000	3,297,000
Drafts payable	2,829,000	1,331,000
Payables to broker-dealers and clearing organizations	769,000	444,000
Accounts payable and accrued liabilities	4,523,000	5,240,000
Taxes payable	—	2,183,000
Securities loaned	407,258,000	184,962,000
Securities sold, not yet purchased, at fair value	219,000	26,000
Other deferred revenue	70,000	—
Current portion of contract termination liability	819,000	1,748,000
Current portion of deferred contract incentive	960,000	496,000
Current portion of lease liabilities	1,086,000	886,000
Current portion of debt	5,091,000	88,000
Total Current liabilities	660,824,000	427,830,000

Contract termination liability, less current portion	—	819,000
Deferred contract incentive, less current portion	3,600,000	—
Lease liabilities, less current portion	1,410,000	1,787,000
Debt, less current portion	4,048,000	4,140,000
Total Liabilities	669,882,000	434,576,000

Commitments and Contingencies

Equity
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 41,435,936 shares issued and 40,435,936 shares outstanding as of December 31, 2025, respectively. 41,120,936 shares issued and 40,120,936 shares outstanding as of December 31, 2024, respectively.	415,000	412,000
Treasury stock, at cost; 1,000,000 shares held as of both December 31, 2025 and December 31, 2024.	(2,510,000)	(2,510,000)
Additional paid-in capital	46,040,000	46,090,000
Retained earnings	45,215,000	40,094,000
Total Stockholders’ equity	89,160,000	84,086,000
Noncontrolling interests	—	1,006,000
Total Equity	89,160,000	85,092,000

Total Liabilities and Equity	$759,042,000	$519,668,000

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Revenue
Commissions and fees	$8,941,000	$9,615,000
Interest, marketing and distribution fees	27,624,000	32,407,000
Principal transactions and proprietary trading	17,479,000	14,616,000
Market making	2,196,000	2,255,000
Stock borrow / stock loan	29,034,000	19,249,000
Advisory fees	3,324,000	2,369,000
Other income	4,835,000	3,390,000
Investment banking	769,000	—
Total Revenue	94,202,000	83,901,000

Expenses
Employee compensation and benefits	58,475,000	43,999,000
Clearing fees, including execution costs	2,149,000	1,607,000
Technology and communications	5,255,000	3,940,000
Other general and administrative	6,946,000	4,488,000
Data processing	3,989,000	3,200,000
Rent and occupancy	1,855,000	1,631,000
Professional fees	6,033,000	5,578,000
Depreciation and amortization	2,399,000	1,380,000
Interest expense	452,000	262,000
Advertising and promotion	1,083,000	348,000
Total Expenses	88,636,000	66,433,000

Operating income	5,566,000	17,468,000

Income before provision for income taxes	5,566,000	17,468,000
Provision for income taxes	445,000	4,165,000
Net income	5,121,000	13,303,000
Less net income attributable to noncontrolling interests	—	17,000
Net income available to common stockholders	$5,121,000	$13,286,000

Net income available to common stockholders per share of common stock
Basic and diluted	$0.13	$0.33

Weighted average shares outstanding
Basic and diluted	40,362,780	39,951,510

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock
	Number of Shares Issued	$.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2024	40,580,936	$406,000	1,000,000	$(2,510,000)	$45,016,000	$26,808,000	$69,720,000	$989,000	$70,709,000
Transaction with J2 Financial	200,000	2,000	—	—	348,000	—	350,000	—	350,000
Share-based compensation	340,000	4,000	—	—	726,000	—	730,000	—	730,000
Net income	—	—	—	—	—	13,286,000	13,286,000	17,000	13,303,000
Balance – December 31, 2024	41,120,936	$412,000	1,000,000	$(2,510,000)	$46,090,000	$40,094,000	$84,086,000	$1,006,000	$85,092,000
Share-based compensation	315,000	$3,000	—	—	$1,536,000	$—	$1,539,000	$—	$1,539,000
RISE cash distribution	—	—	—	—	—	—	—	(35,000)	(35,000)
RISE share repurchase, net of tax	—	—	—	—	(1,586,000)	—	(1,586,000)	(971,000)	(2,557,000)
Net income	—	—	—	—	—	5,121,000	5,121,000	—	5,121,000
Balance – December 31, 2025	41,435,936	$415,000	1,000,000	$(2,510,000)	$46,040,000	$45,215,000	$89,160,000	$—	$89,160,000

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$5,121,000	$13,303,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	2,012,000	1,086,000
Depreciation and amortization	2,399,000	1,380,000
Share-based compensation	1,539,000	460,000
Interest related to contract termination liability payment	255,000	102,000

Changes in
Securities segregated for regulatory purposes	34,157,000	46,757,000
Receivables from customers	10,902,000	(11,544,000)
Receivables from non-customers	(1,166,000)	(366,000)
Receivables from and deposits with broker-dealers and clearing organizations	(4,157,000)	3,601,000
Securities borrowed	(269,455,000)	255,669,000
Securities owned, at fair value	1,523,000	(3,347,000)
Prepaid expenses and other assets	(2,903,000)	(862,000)
Payables to customers	10,064,000	(62,648,000)
Payables to non-customers	(3,290,000)	2,584,000
Drafts payable	1,498,000	(395,000)
Payables to broker-dealers and clearing organizations	325,000	(37,000)
Accounts payable and accrued liabilities	(837,000)	1,601,000
Securities loaned	222,296,000	(234,471,000)
Securities sold, not yet purchased, at fair value	193,000	24,000
Net lease liabilities	(40,000)	33,000
Taxes payable / receivable	(2,325,000)	(130,000)
Deferred contract incentive	4,064,000	(750,000)
Contract termination payment	(2,003,000)	(1,997,000)
Other deferred revenue	70,000	—
Net cash provided by operating activities	10,242,000	10,053,000

Cash Flows from Investing Activities
Purchase of office facilities and equipment	(552,000)	(223,000)
Purchase of software	(2,178,000)	(3,234,000)
Additions to property, office facilities, and equipment	(632,000)	(1,432,000)
Acquisition of BMLG assets	(441,000)	—
Investment in FusionIQ	(2,350,000)	—
Media production cost	(442,000)	—
Transaction with J2 Financial	—	(35,000)
Cash paid in a business acquisition, net of cash and cash equivalents acquired	—	(1,123,000)
Net cash used in investing activities	(6,595,000)	(6,047,000)

Cash Flows from Financing Activities
Bank loan - short term	5,000,000	—
RISE cash distribution	(35,000)	—
RISE share repurchase	(3,566,000)	—
Repayments of long-term debt	(89,000)	(85,000)
Net cash provided by (used in) financing activities	1,310,000	(85,000)

Net change in cash and cash equivalents, and cash segregated for regulatory purposes	4,957,000	3,921,000
Cash and cash equivalents, and cash segregated for regulatory purposes - beginning of year	168,458,000	164,537,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of year	$173,415,000	$168,458,000

Reconciliation of cash, cash equivalents, and cash and securities segregated for regulatory purposes
Cash and cash equivalents - end of year	$22,408,000	$32,629,000
Cash segregated for regulatory purposes - end of year	151,007,000	135,829,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of year	$173,415,000	$168,458,000

Supplemental cash flow information
Cash paid, net of refunds received during the year for income taxes	$792,000	$3,210,000
Cash paid during the year for interest	$197,000	$160,000

Non-cash investing and financing activities
Transaction with J2 Financial (1)	$—	$350,000
Share-based compensation (2)	$—	$270,000
RISE share repurchase - payable portion	$119,000	$—
RISE tax impact (3)	$1,128,000	$—

(1)	Refer to Note 10 – Software, net for further detail
(2)	Refer to Note 22 – Employee Benefit Plans for further detail
(3)	Refer to Note 5 – RISE

Numbers are rounded for presentation purposes. See notes to consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Overview

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned subsidiaries:

●	Muriel Siebert & Co., LLC. (“MSCO”) provides retail brokerage services. MSCO is a Delaware corporation and broker-dealer registered with the SEC under the Exchange Act and the Commodity Exchange Act of 1936, and member of FINRA, NYSE, SIPC, Euroclear, NFA, and CFTC.

●	Siebert AdvisorNXT, LLC. (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as an RIA under the Advisors Act.

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC (“RISE”) is a Delaware limited liability company and a broker-dealer registered with the SEC, CFTC, FINRA, SIPC, and NFA.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

●	Gebbia Media, LLC (“GM”) is a Florida limited liability company and provides management and promotion of sports and music talent, as well as in-house production and marketing for the Company.

●	Siebert Crypto, LLC (“SCRYP”) is a Delaware limited liability company formed to provide future digital asset-related services. SCRYP has not yet commenced business operations.

For purposes of this Report, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, STXD, GM, and SCRYP collectively, unless the context otherwise requires.

Effective May 2025, GM changed its name from Gebbia Entertainment, LLC, to Gebbia Media, LLC.

Effective January 1, 2024, MSCO changed its name from Muriel Siebert & Co., Inc. to Muriel Siebert & Co., LLC, and SNXT changed its name to from Siebert AdvisorNXT, Inc. to Siebert AdvisorNXT, LLC with their tax status changing from C-Corporations to LLCs under state law.

Effective December 2025, the Company formed SCRYP by filing a Certificate of Formation in the State of Delaware. As of December 31, 2025, SCRYP had not commenced any operations.

The Company is headquartered in Miami Beach, FL, with primary operations in Florida, New York and California. The Company has 13 branch offices throughout the U.S. and clients around the world. The Company’s SEC filings are available through the Company’s website at www.siebert.com, where investors can obtain copies of the Company’s public filings free of charge. The Company’s common stock, par value $0.01 per share, trades on the Nasdaq Capital Market under the symbol “SIEB.”

The Company operates two reportable segments, Financial Services, and Media, Sports and Entertainment. Financial Services is the Company’s primary segment and includes the Company’s broker-dealer and related financial services operations. Media, Sports and Entertainment includes the Company’s entertainment and sports management and related marketing, advertising, and production activities. All of the Company’s revenues for the years ended December 31, 2025 and 2024 were derived from its operations in the U.S.

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

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation. The reclassification had no impact on previously reported assets or liabilities and did not result in a change in revenue or net income for the periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest. The Company determines whether it has controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”). Upon consolidation, all intercompany balances and transactions are eliminated.

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

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over its operating and financial decisions, the Company applies the equity method of accounting with net income and losses recorded in earnings of equity method investment.

Voting Interest Entities

The Company evaluates whether an entity qualifies as a voting interest entity (“VOE”) and determines the appropriateness of consolidation on a quarterly basis. The Company consolidates a VOE when it holds a majority voting interest, directly or indirectly, and has the power to direct the activities of the entity that most significantly impact its economic performance. When assessing consolidation under the voting interest model, the Company considers all relevant facts and circumstances, including its ability to exercise control through voting rights and the extent of its ownership interest. If the Company determines it holds a controlling financial interest in the VOE, the entity is consolidated in the Company’s financial statements.

Variable Interest Entities

The Company evaluates whether an entity is a variable interest entity (“VIE”) and determines if the primary beneficiary status is appropriate on a quarterly basis. The Company consolidates a VIE for which it is the primary beneficiary. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including factors such as the power to direct the activities of the VIE that most significantly impact its economic performance, the obligation to absorb the losses and/or the right to receive the expected returns of the VIE. If the Company determines that it is the primary beneficiary, the Company will consolidate the entity under the VIE model.

Segment Information

The Company operates and reports financial information in two operating segments: Financial Services, and Media, Sports and Entertainment, which is consistent with the way the Chief Operating Decision Maker (“CODM”) allocates resources and evaluates performance. Operating segments are determined based on how management organizes the business for decision-making, and the CODM regularly reviews the Company’s financial information at the segment level and also as a consolidated entity. Financial Services, which primarily operates as a securities broker-dealer and provides brokerage, custody and clearing services for retail accounts, insurance and advisory services, principal transaction and proprietary trading, market making, securities lending, and investment banking and capital markets services. Media, Sports and Entertainment, engages in the production and distribution of music and media content, as well as talent management and music and sports representation.

In accordance with ASC Topic 280 – “Segment Reporting” (Topic 280”), the Company discloses significant expense categories that are regularly reviewed by the CODM. The CODM evaluates performance primarily based on operating income and considers excess net capital as an operational metric in maintaining capital adequacy. Reportable segment disclosures align with the consolidated financial statements, and duplicative information has been referenced where applicable. All of the Company’s revenues and substantially all of its assets are attributed to or located in the United States.

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

Asset Acquisitions

An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business. Asset acquisitions are accounted for by using the cost accumulation model whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. The cost of an asset acquisition may differ from the aggregate fair value of the underlying assets, and any excess cost is allocated to the acquired assets on a relative fair value basis. Goodwill is not recognized in an asset acquisition, and bargain purchase gains are not recorded. Identifiable intangible assets acquired in an asset acquisition are recognized separately and subsequently amortized in accordance with their estimated useful lives.

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

Cash and Cash Equivalents

Cash and cash equivalents are all cash balances that are unrestricted. The Company has defined cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business. As of December 31, 2025 and 2024, the Company did not hold any cash equivalents.

As of December 31, 2025 and 2024, the Company maintained its cash balances at various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. The Company is subject to credit risk to the extent that the financial institution with which it conducts business is unable to fulfill its contractual obligations and deposits exceed FDIC limits.

Cash and Securities Segregated for Regulatory Purposes

MSCO is subject to Exchange Act Rule 15c3-3, referred to as the “Customer Protection Rule,” which requires segregation of funds in a special reserve account for the exclusive benefit of customers.

As of December 31, 2025, the Company had approximately $151.0 million in cash segregated for regulatory purposes and $34.6 million in qualified securities segregated for regulatory purposes. As of December 31, 2024, the Company had approximately $135.8 million in cash segregated for regulatory purposes and $68.8 million in qualified securities segregated for regulatory purposes. Cash and securities segregated for regulatory purposes are held in special reserve accounts for the benefit of customers for regulatory purposes.

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

The Company records the estimate of expected credit losses as an allowance for credit losses. For financial assets measured at an amortized cost basis, the allowance for credit losses is reported as a valuation account in the statement of financial condition that adjusts the asset’s amortized cost basis. Changes in the allowance for credit losses if any are reported in credit loss expense.

Receivables from Distribution Companies

Receivables from distribution companies represent amounts due under distribution and digital service agreements for the sale, streaming, and licensing of the Company’s recorded music and audiovisual content. These balances are recorded at amortized cost basis, net of allowance for credit losses and are recorded in the line item “Other Receivables” in the statements of financial condition. Receivables are generally collectible within 30 to 90 days based on reports from distributors and digital service providers. Estimated unreported activity at period-end is accrued based on historical patterns and subsequently adjusted when actual data becomes available.

The Company monitors credit exposure to distribution partners and believes its concentration of credit risk is limited due to the financial and operational strength of its major distributor. As of December 31, 2025, the Company did not have an allowance for credit loss for these receivables.

Receivables from and Payables to Customers

Receivables from and payables to customers include amounts due and owed on cash and margin transactions. Receivables from customers include margin loans to securities brokerage clients and other trading receivables. Margin loans are collateralized by customer securities and are carried at the amount receivable, net of an allowance for credit losses. Collateral is required to be maintained at specified minimum levels at all times. The Company monitors margin levels and requires customers to provide additional collateral, or reduce margin positions, to meet minimum collateral requirements if the fair value of the collateral changes. The Company expects the borrowers will continually replenish the collateral as necessary because the Company subjects the borrowers to an internal qualification process to align investing objectives and risk tolerance in addition to monitoring customer activity. Receivables from and payables to customers include any amounts received from interest on credit balances or paid on margin debit balances.

The Company elected the practical expedient for ASC Topic 326 (“Topic 326”) which permits it to compare the amortized cost basis of the loaned amount with the fair value of collateral received at the reporting date to measure the estimate of expected credit losses. The Company had no expectation of credit losses for its receivables from customers as of December 31, 2025 and 2024. Management actively monitors its exposure to credit risk through daily reviews of customer receivables and all transactions are either fully collateralized or subject to credit risk management protocols, ensuring that no material unsecured or uncollateralized balances exist. Additionally, the Company has no historical material credit losses and has not incurred any material credit losses as of December 31, 2025 and 2024. Securities beneficially owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

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

The Company elected the practical expedient for Topic 326 which permits it to compare the amortized cost basis of the loaned amount with the fair value of collateral received at the reporting date to measure the estimate of expected credit losses. The Company has no expectation of credit losses for its receivables from non-customers as of December 31, 2025 and 2024. Securities beneficially owned by non-customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated statements of financial condition.

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

MSCO customer transactions for the years ended December 31, 2025 and 2024 were both self-cleared and cleared on a fully disclosed basis through NFS. RISE maintained a fully disclosed clearing agreement with MSCO for customer transactions for the years ended December 31, 2025 and 2024; however, there were no customer transactions related to this clearing agreement during those years.

Receivables from and deposits with broker-dealers and clearing organizations are in scope of the amended guidance for Topic 326. The Company continually reviews the credit quality of its counterparties and historically has not experienced a default. A portion of the Company’s trades and contracts are cleared through a clearing organization and settled daily between the clearing organization and the Company. Because of this daily settlement, the amount of unsettled credit exposures is limited to the amount owed to the Company for a very short period of time. The Company continually reviews the credit quality of its counterparties. Further, management reassessed the risk characteristics of its receivables and applied the collateral maintenance practical expedient for the secured receivables in line with the CECL guidance. As a result, the Company had no expectation of credit losses for these arrangements as of December 31, 2025 and 2024.

Media Production Costs

The Company capitalizes recoupable costs incurred in the production of recorded music and related audiovisual content, including studio recordings, music videos, concert films, and other visual media, when such costs are specifically identifiable, recoverable under artist or project agreements, and expected to provide probable future economic benefits.

Capitalized costs typically include advances to artists, and payments to producers, directors, and third-party vendors, as well as studio, location, and post-production expenses. Non-recoupable costs, or costs that are promotional in nature, and other media production costs that do not meet the capitalization criteria are expensed as incurred.

Capitalized media production costs are amortized over the estimated period of benefit, commencing upon the initial release or availability of the related content. Amortization is calculated using a method that reflects the pattern in which the expected economic benefits are consumed, or on a straight-line basis if such pattern cannot be reliably determined, generally over a period not exceeding three years. Amortization expense is recognized on a straight-line basis over estimated period of benefit and is included in line item “Depreciation and amortization” in the consolidated statements of operations.

The Company evaluates capitalized media production costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future discontinued cash flows from the related project are less than the carrying amount of the capitalized costs, the excess is written off as an impairment charge in the period identified and would be recorded in the line item “Depreciation and amortization” in the consolidated statements of operations. There has been no impairment to the Company’s media production costs for the year ended December 31, 2025.

Securities Borrowed and Securities Loaned

Securities borrowed transactions are recorded at the amount of cash collateral delivered to the counterparty. Securities loaned transactions are recorded at the amount of cash collateral received. For securities borrowed and loaned, the Company monitors the market value of the securities and obtains or refunds collateral as necessary.

The Company can elect to use an approach to measure the allowance for credit losses using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Company has elected to use this approach for its allowance for credit losses on securities borrowed. As a result of this election, and the fully collateralized nature of these arrangements, the Company had no expectation of credit losses on its securities borrowed balances as of December 31, 2025 and 2024.

Netting of Financial Assets and Financial Liabilities

Substantially all of the Company’s securities borrowing and securities lending activity is transacted under master agreements that may allow for net settlement in the ordinary course of business, as well as offsetting of all contracts with a given counterparty in the event of default by one of the parties. However, for financial statement purposes, the Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the consolidated statements of financial condition. The Company accounts for securities lending transactions in accordance with FASB ASC Subtopic 210-20 – “Disclosures about Offsetting Assets and Liabilities” (“Subtopic 210-20”). Refer to Note 18 – Financial Instruments with Off-Balance Sheet Risk for further detail.

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

Type of Security	Classification	Consolidated Statements of Financial Condition	Recording of Realized and Unrealized Gain or Loss
Certificates of deposit, Corporate bonds, municipal securities, options	Trading	Securities owned, at fair value, Securities sold, not yet purchased at fair value	Principal transactions and proprietary trading
Equities, options	Trading	Securities owned, at fair value; Securities sold, not yet purchased at fair value	Market making, Principal transactions and proprietary trading
U.S. government securities	Trading	Securities owned, at fair value	Principal transactions and proprietary trading
U.S. government securities	Trading	Cash and securities segregated for regulatory purposes	Principal transactions and proprietary trading

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

Software, Net

The Company capitalizes certain costs incurred to develop internal-use software when management authorizes the project and completion is probable. Capitalized costs are amortized over their estimated useful life, generally not exceeding five years, and other software-related costs, including maintenance and training, are expensed as incurred. For cloud computing and other hosting arrangements that do not convey a software license, the arrangement is treated as a service contract; implementation costs that are directly attributable to the service may be capitalized as a prepaid asset and amortized over the hosting term, while subscription and service fees are expensed as incurred.

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

The Company’s leases are classified as operating leases and consist of real estate leases for office space, data centers and other facilities. Each lease liability is measured using the Company’s secured incremental borrowing rate, which is based on an internally developed rate based on the Company’s size, growth, risk profile and a duration similar to the lease term. The Company’s leases have remaining terms of approximately 1 to 4 years as of December 31, 2025. The Company does not include renewal options as the renewal options are not reasonably certain to be exercised; however, the Company continues to monitor the lease renewal options. The Company’s operating leases contain both lease components and non-lease components. Non-lease components are distinct elements of a contract that are not related to securing the use of the underlying assets, such as common area maintenance and other management costs. The Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are usually determined by the leased square footage in proportion to the overall office building.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in line item “Rent and occupancy” in the consolidated statements of operations.

Equity Method Investments

Investments in which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting. Under this method of accounting, the Company’s share of the net income or loss of the investee is presented before the income before provision for income taxes in the consolidated statements of operations. The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss equal to the difference between the expected realizable value and the carrying value of the investment.

Investments, Cost

Investments in equity shares without a readily determinable fair value and for which the Company does not have the ability to exercise significant influence are accounted for at cost adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer, and impairments. Refer to Note 13 – Investment, Cost for further information.

Other Intangible Assets, Net

The Company accounts for intangible assets acquired in business combinations or asset acquisitions in accordance with FASB ASC Topic 350 – “Intangibles – Goodwill and Other”. Certain identifiable intangible assets acquired by the Company, including artist contracts, are recognized at fair value at the acquisition date and are amortized over their estimated useful lives on a straight-line basis. The estimated useful lives of these intangible assets are determined based on contractual terms. The Company assesses intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Additionally, the Company reviews the estimated useful lives of intangible assets annually or whenever circumstances suggest that the remaining amortization period should be revised. If a change in useful life is necessary, the asset’s remaining carrying amount is amortized prospectively over the revised useful life.

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

The Company’s annual impairment test date is December 31. The Company completed a qualitative assessment for its reporting units during its most recent annual impairment review. The Company concluded that it has two reportable segments. Based on this qualitative assessment, the Company determined that there was no evidence of impairment to the balance of its goodwill as of both December 31, 2025 and 2024.

Drafts Payable

Drafts payable represent checks drawn by the Company against customer accounts which remained outstanding and had not cleared the bank as of the end of the period.

Deferred Contract Incentive

The Company entered into amendments to its agreement with NFS under which it received development credits during the years ended December 31, 2025 and 2024. These credits are recorded in “Deferred contract incentive” in the consolidated statements of financial condition and are recognized as a contra-expense over their respective terms within “Clearing fees, including execution costs” in the consolidated statements of operations. The amendment also includes an early termination fee provision. Refer to Note 20 – Commitments, Contingencies, and Other for additional information.

Contract Termination Liability

The Company entered into a settlement agreement with Kakaopay whereby it will pay Kakaopay $5 million, payable in ten quarterly installments that began in the first quarter of 2024.

The Company accounted for this transaction as an exit or disposal cost obligation in accordance with FASB ASC Topic 420 – “Exit or Disposal Cost Obligations”. Accordingly, the Company recognized the liability at fair value by using a present value technique that used a discount rate equivalent to the bank prime rate as of the date of the agreement. The liability is recorded on the line item “Contract termination liability” in the consolidated statements of financial condition. Refer to Note 6 – Transaction with Kakaopay for further detail.

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

The Company also has fee revenue and transaction revenue which are within the scope of Topic 606, Revenue from Contracts with Customers. Topic 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

The table below presents detailed information on the Company’s recognition of revenue from contracts with customers as well as revenues from financial instruments, which are outside the scope of Topic 606, by major types of services for the periods indicated.

	Year Ended December 31,
	2025	2024
Revenues from Contracts with Customers
Principal transactions and proprietary trading
Riskless principal transactions with customers	$14,902,000	$14,130,000

Commissions and fees
Brokerage commissions	6,707,000	7,629,000
Distribution fees	1,462,000	1,365,000
Insurance commissions	772,000	621,000

Interest, marketing and distribution fees
Marketing and distribution fees	2,219,000	2,034,000

Stock borrow / stock loan
Retail fees (rebates)	25,000	(5,000)
Stock locate services	22,344,000	16,892,000

Advisory fees	3,324,000	2,369,000

Other income
Administrative fees	1,688,000	1,888,000
Payment for order flow	1,937,000	1,454,000
Other commissions	—	48,000
Music and artist services revenue	616,000	—
NIL revenue	594,000	—

Investment Banking
Underwriting fees	694,000	—
Financial advisory fees	75,000	—

Total Revenues from contracts with customers	$57,359,000	$48,425,000

Revenue Outside the Scope of Topic 606
Principal transactions and proprietary trading
Proprietary trading	2,577,000	486,000

Interest, marketing and distribution fees
Margin interest	13,999,000	15,440,000
Interest income	11,406,000	14,933,000

Stock borrow / stock loan
Stock rebate revenue	6,665,000	2,362,000

Market making	2,196,000	2,255,000

Total Revenue outside the scope of Topic 606	36,843,000	35,476,000

Total Revenue	$94,202,000	$83,901,000

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

Interest, Marketing and Distribution Fees

Interest income consists primarily of interest earned on client cash balances, margin loans, bank deposits, and securities, net of interest paid to clients. Interest income is recognized over time as it accrues based on the applicable interest rates and outstanding balances. Interest income also includes interest payouts from introducing relationships related to short interest, net of charges.

The Company earns margin interest on customer margin balances, which represents the net interest charged to customers for holding financed positions. Margin interest is recognized over time as it accrues.

Marketing and distribution fees consist primarily of 12b-1 fees received from money market mutual funds in connection with distributing fund shares and providing ongoing shareholder servicing. The Company receives these fees based on a contractual percentage of client assets invested in the respective funds. These fees represent variable consideration and are recognized over time as the related distribution and servicing activities are performed and the customer simultaneously receives and consumes the benefits of those services.

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

The Company applies a practical expedient to Topic 326 regarding its securities borrowed and loaned balances and their underlying collateral. Inherent in this activity, the Company and its counterparties to securities borrowed and loaned transactions, mark to market the collateral, securing these transactions on a daily basis through DTC or OCC. The counterparty continually replenishes the collateral securing the asset in accordance with standard industry practice. Rates on securities lending programs are based on the current market demand for each security borrow or loan contract and are set on a per-contract basis. Based on the above factors, there is no material current expected credit loss under Topic 326 for securities borrowed and loaned transactions as of December 31, 2025 and 2024.

The Company also provides securities locate services to broker dealer counterparties. The Company charges a fee to their counterparties each time a locate is placed and the inventory is decremented by such locate quantity. Under these arrangements, the Company identifies and reserves available securities to facilitate a counterparty’s short sale transaction. The performance obligation is to provide a locate confirmation for a specified quantity of securities. The transaction price is generally fixed at the time the locate is placed and is based on agreed-upon contractual rates. Revenue is recognized at a point in time on the date the locate confirmation is provided to the counterparty, as this represents the point at which the Company has satisfied its performance obligation and the counterparty obtains control of the locate service.

For the year ended December 31, 2025, stock borrow / stock loan revenue was $29,034,000 ($49,103,000 gross revenue less $20,069,000 expenses). For the year ended December 31, 2024, stock borrow / stock loan revenue was $19,249,000 ($40,714,000 gross revenue less $21,465,000 expenses).

Advisory Fees

The Company earns advisory fees associated with managing client assets. The performance obligation related to this revenue stream is satisfied over time as clients receive and consume the benefits as the services are provided. Advisory fees are variable and calculated as a percentage of the client’s assets under management (“AUM”), generally based on the average daily balance of client accounts during the prior quarter. These fees are primarily billed quarterly in advance and recognized ratably over the service period in which the advisory services are provided. For new accounts or terminated accounts, fees may be pro-rated based on the number of days the account was active during the quarter, in accordance with the advisory agreement.

Other Income

Other income primarily consists of payment for order flow and various transactional fees earned from client accounts, including account maintenance and foreign exchange fees, NIL revenue and music and artist services revenue.

Payment for order flow revenue is earned in connection with routing customer orders to third-party market makers. The transaction price is generally based on contractual rates applied to the volume of customer orders executed. Revenue is recognized at a point in time when the underlying trade is executed and the routing service is complete.

Activity fees associated with account maintenance, including foreign exchange spreads and similar fees, are generally determined based on contractual commission schedules or spreads applied at the time of execution. Account maintenance and other ongoing service fees are generally fixed and recognized over time as the related services are provided and the customer simultaneously receives and consumes the benefits of those services. Revenue is recognized at a point in time on the trade date, as the performance obligation is satisfied upon completion of the transaction.

The Company provides name, image, and likeness (“NIL”) negotiation and marketing services to student-athletes, who are the Company’s customers. These services include negotiating sponsorship and endorsement agreements and assisting with marketing opportunities. The Company acts as a principal in these arrangements because it controls the negotiation and marketing services prior to transferring them to the customer, and therefore presents revenue on a gross basis. The Company’s performance obligations consist of negotiation and marketing services provided in connection with NIL arrangements. Revenue is recognized at a point in time when the Company has completed the services associated with securing the NIL arrangement and the athlete’s compensation arrangement is finalized. Consideration is variable and is generally a stated contractual percentage of the athlete’s NIL compensation. Variable consideration is included in the transaction price only when it is probable that a significant reversal will not occur. This typically occurs when the athlete’s related NIL arrangement is finalized and the Company’s fee is determinable and billable.

The Company’s music revenue primarily consists of income derived from commercial use of sound recordings across various distribution channels, including digital streaming, physical sales, and downloads, as well as licensing of recorded music for use in film, satellite radio, television, advertising, and other media. The Company also provides servicing and support services to artists which may include marketing and radio promotion services as well as other operational support activities. These services are based on a fixed fee basis and represent a stand-ready performance obligation that is satisfied over time and recognized as services are provided.

Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration expected in exchange. Physical recorded music sales such as CDs, vinyl, and DVDs are recognized at the point in time control is transferred, generally upon shipment or delivery, and are recorded net of estimated returns and rebates. Digital revenues, including streaming and downloads, are derived from dynamic license arrangements where control is transferred generally when the user consumes the music via the licensee’s portal. Revenue is recognized based on monthly usage reports from digital service providers or, when usage data is unavailable, is estimated using historical trends and forecasts.

Due to the timing of the revenue and the cash received, there is a receivable from distribution companies and servicing clients that is recorded for revenue earned but not yet collected as of the period end date.

Underwriting Fees

The Company underwrites securities for business and governmental entities that want to raise funds through a sale of securities. Revenues are earned from fees arising from securities offerings in which the Company acts as an underwriter. Revenue is recognized on the trade date (the date on which the Company purchases the securities from the issuer) for the portion the Company is contracted to buy. The Company believes that the trade date is the appropriate point in time to recognize revenue for securities underwriting transactions as there are no significant actions which the Company needs to take subsequent to this date and the issuer obtains the control and benefit of the capital markets offering at that point. In firm commitment underwriting arrangements, the Company acts as principal, as it commits to purchase securities from the issuer and assumes the risks and rewards of ownership prior to distribution. Revenue in these arrangements is recognized on a gross basis at trade date.

In certain offerings, including best efforts or placement agent arrangements, the Company acts as an agent, facilitating the sale of securities on behalf of the issuer without assuming inventory or market risk. In these arrangements, the Company earns a commission and recognizes revenue on a net basis upon completion of the offering when its performance obligation to arrange the transaction has been satisfied. Underwriting costs that are deferred under the guidance in FASB ASC 940-340-25-3 are recognized in expense at the time the related revenues are recorded. In the event that transactions are not completed and the securities are not issued, the Company immediately expenses those costs.

Financial Advisory Fees

The Company provides advisory services on mergers and acquisitions and receives valuation advisory fees. Revenue for advisory arrangements is generally recognized at the point in time that performance under the arrangement is completed (the closing date of the transaction) or the contract is cancelled. However, for certain contracts, revenue is recognized over time for advisory arrangements in which the performance obligations are simultaneously provided by the Company and consumed by the customer. In some circumstances, significant judgment is needed to determine the timing and measure of progress appropriate for revenue recognition under a specific contract. Retainers and other fees received from customers prior to recognizing revenue are reflected as contract liabilities. As of December 31, 2025 and 2024, all amounts were immaterial.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred and were $1,083,000 and $348,000 for the years ended December 31, 2025, and 2024, respectively.

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

Capital Stock

The authorized capital stock of the Company consists of a single class of common stock. Shares authorized were 100 million as of both December 31, 2025 and 2024.

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

New Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), “2024-03”, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). The ASU is intended to enhance the transparency and decision usefulness of income statement expense disclosures by requiring greater disaggregation of certain expense categories. ASU 2024-03 will be effective for us for annual periods beginning after December 15, 2025, though early adoption is permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and anticipates the amendments will require significant changes to our expense disclosures.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments-Credit Losses” (“ASU 2025-05”). The ASU is intended to provide an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. ASU 2025-05 will be effective for the Company for fiscal years beginning after December 15, 2025, and interim reporting periods, with early adoption permitted. The Company expects to adopt the standard in the first quarter of 2026 and, based on its preliminary assessment, does not expect the adoption of ASU 2025-05 to have a material impact on its financial statements.

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

Accounting Standards Adopted in Fiscal 2025

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has adopted ASU 2023-09 prospectively on its annual income tax disclosures for the annual period ending December 31, 2025. The standard expanded the disclosures provided in the Company’s annual financial statements, particularly in the rate reconciliation and cash taxes paid sections, but the adoption did not have a material effect on its consolidated results of operations, financial position, or cash flows.

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

4. Business Combinations

On August 12, 2024, the Company entered into a Membership Interest Purchase Agreement by and among the Company, GM and members of the Gebbia family, pursuant to which the Company acquired all of the outstanding equity of GM for a purchase price of $1,250,000. The acquisition is accounted for under the acquisition method of accounting for business combinations pursuant to Topic 805 which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the proposed acquisition date.

The Company was required to allocate the GM purchase price to tangible and identifiable intangible assets acquired based on their fair values as of August 12, 2024. The excess of the purchase price over those fair values is recorded as goodwill. The Company acquired intangible assets consisting of GM artist contracts, the fair value of which was $778,000 as of the acquisition date.

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

5. RISE

As of December 31, 2024, the Company’s ownership in RISE was 68% and Siebert consolidated RISE under the VOE model. As of December 31, 2024, RISE reported assets of $1.3 million and liabilities of $0. There are no restrictions on RISE’s assets.

On October 28, 2025, the Company entered into Membership Interest Purchase Agreements with certain employees, directors and affiliates of the Company and RISE, pursuant to which the Company purchased the remaining 32% of the limited liability membership interests in RISE that the Company did not previously own including 24% owned by Gloria E. Gebbia, a director of the Company, and 1% owned by a family member of Andrew Reich, a director of the Company. The aggregate purchase price was $3.7 million. Following the consummation of the transactions, RISE became a wholly-owned subsidiary of the Company. The transaction resulted in a tax impact of $1,128,000 related to the purchase of the remaining non-controlling interest at the Company’s statutory tax rate. The transaction was accounted for as an equity transaction with no impact on net income. Any difference between the consideration paid and the carrying amount of the noncontrolling interest was recorded in additional paid-in capital.

6. Kakaopay Transaction

On April 27, 2023, the Company entered into a Stock Purchase Agreement with Kakaopay (the “First Tranche Stock Purchase Agreement”), pursuant to which the Company agreed to issue to Kakaopay, a company established under the Laws of the Republic of Korea and a fintech subsidiary of Korean-based conglomerate Kakao Corp., 8,075,607 shares of the Company’s common stock (such transaction, the “First Tranche”). The First Tranche closed on May 18, 2023.

Concurrent with the execution of the First Tranche Stock Purchase Agreement, the Company and Kakaopay entered into a second Stock Purchase Agreement (the “Second Tranche Stock Purchase Agreement”, pursuant to which the Company agreed to issue to Kakaopay an additional 25,756,470 shares of Siebert’s common stock).

On December 19, 2023, the Company entered into a Termination and Settlement Agreement (the “Settlement Agreement”) with Kakaopay, Kakaopay Securities Corp. (“Kakaopay Securities”), MSCO and certain Gebbia parties named therein. Under the Settlement Agreement, the parties mutually agreed to terminate the Second Tranche Stock Purchase Agreement, and the Company agreed, among other things, to pay Kakaopay a fee of $5,000,000 (payable in ten quarterly installments that began on March 29, 2024).

7. Receivables from, Payables to, and Deposits with Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of December 31, 2025	As of December 31, 2024
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$9,058,000	$5,777,000
Goldman Sachs & Co. LLC (“GSCO”)	66,000	50,000
National Financial Services, LLC (“NFS”)	2,162,000	2,102,000
Securities fail-to-deliver	556,000	90,000
Globalshares	55,000	68,000
Other receivables	407,000	60,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$12,304,000	$8,147,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$437,000	$439,000
Payables to broker-dealers	332,000	5,000
Total Payables to broker-dealers and clearing organizations	$769,000	$444,000

(1)	Depository Trust and Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of December 31, 2025 and 2024, MSCO had shares of DTCC common stock valued at approximately $1,355,000 and $1,145,000, respectively, which are included in the line item “Deposits with broker-dealers and clearing organizations” in the consolidated statements of financial condition. The share value is updated annually, as of February 27, 2025 and for the year ended December 31, 2025, based on the release of DTCC’s annual amended and restated shareholder agreement.

MSCO and RISE have a clearing agreement whereby RISE introduces clients to MSCO. Refer to Note 23 – Related Party Disclosures for more detail.

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

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$34,601,000	$—	$—	$34,601,000

Securities owned, at fair value
U.S. government securities	$16,654,000	$—	$—	$16,654,000
Certificates of deposit	—	113,000	—	113,000
Equity securities	3,001,000	94,000	—	3,095,000
Total Securities owned, at fair value	$19,655,000	$207,000	$—	$19,862,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$150,000	$—	$—	$150,000
Corporate bonds	—	1,000	—	1,000
Options	68,000	—	—	68,000
Total Securities sold, not yet purchased, at fair value	$218,000	$1,000	$—	$219,000

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$68,758,000	$—	$—	$68,758,000

Securities owned, at fair value
U.S. government securities	$20,086,000	$—	$—	$20,086,000
Certificates of deposit	—	112,000	—	112,000
Corporate bonds	—	2,000	—	2,000
Options	58,000	—	—	58,000
Equity securities	1,055,000	72,000	—	1,127,000
Total Securities owned, at fair value	$21,199,000	$186,000	$—	$21,385,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$1,000	$—	$—	$1,000
Options	25,000			25,000
Total Securities sold, not yet purchased, at fair value	$26,000	$—	$—	$26,000

The Company had U.S. government securities with the market values and maturity dates for the periods indicated below:

As of December 31, 2025
Maturing in 2026	$44,135,000
Maturing in 2027	7,028,000
Accrued interest	92,000
Total Market value	$51,255,000

As of December 31, 2024
Maturing in 2025	$80,739,000
Maturing in 2026	8,019,000
Accrued interest	86,000
Total Market value	$88,844,000

Financial Assets and Liabilities Not Carried at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value either due to their short-term nature, or in the case of long-term assets or liabilities, management has determined the difference in the carrying value and fair value is immaterial. The tables below represents financial instruments in which the ending balances as of December 31, 2025 and 2024 are not carried at fair value in the statements of financial condition:

	As of December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$22,408,000	$22,408,000	$22,408,000	$—	$—
Cash – segregated for regulatory purposes	151,007,000	151,007,000	151,007,000	—	—
Securities borrowed	408,495,000	408,495,000	—	408,495,000	—
Receivables from customers	73,465,000	73,465,000	—	73,465,000	—
Receivables from non-customers	1,773,000	1,773,000	—	1,773,000	—
Receivables from broker-dealers and clearing organizations	6,801,000	6,801,000	—	6,801,000	—
Other receivables	4,522,000	4,522,000	—	4,522,000	—
Deposits with broker-dealers and clearing organizations	5,503,000	5,503,000	—	5,503,000	—
Total financial assets, not measured at fair value	$673,974,000	$673,974,000	$173,415,000	$500,559,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$407,258,000	$407,258,000	$—	$407,258,000	$—
Payables to customers	237,193,000	237,193,000	—	237,193,000	—
Payables to non-customers	7,000	7,000	—	7,000	—
Drafts payable	2,829,000	2,829,000	—	2,829,000	—
Payables to broker-dealers and clearing organizations	769,000	769,000	—	769,000	—
Debt	9,139,000	9,139,000	—	9,139,000	—
Contract termination liability	819,000	819,000	—	819,000	—
Total financial liabilities, not measured at fair value	$658,014,000	$658,014,000	$—	$658,014,000	$—

	As of December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$32,629,000	$32,629,000	$32,629,000	$—	$—
Cash – segregated for regulatory purposes	135,829,000	135,829,000	135,829,000	—	—
Securities borrowed	139,040,000	139,040,000	—	139,040,000	—
Receivables from customers	84,367,000	84,367,000	—	84,367,000	—
Receivables from non-customers	607,000	607,000	—	607,000	—
Receivables from broker-dealers and clearing organizations	3,920,000	3,920,000	—	3,920,000	—
Other receivables	2,744,000	2,744,000	—	2,744,000	—
Deposits with broker-dealers and clearing organizations	4,227,000	4,227,000	—	4,227,000	—
Total financial assets, not measured at fair value	$403,363,000	$403,363,000	$168,458,000	$234,905,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$184,962,000	$184,962,000	$—	$184,962,000	$—
Payables to customers	227,129,000	227,129,000	—	227,129,000	—
Payables to non-customers	3,297,000	3,297,000	—	3,297,000	—
Drafts payable	1,331,000	1,331,000	—	1,331,000	—
Payables to broker-dealers and clearing organizations	444,000	444,000	—	444,000	—
Long-term debt	4,228,000	4,228,000	—	4,228,000	—
Contract termination liability	2,567,000	2,567,000	—	2,567,000	—
Total financial liabilities, not measured at fair value	$423,958,000	$423,958,000	$—	$423,958,000	$—

9. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of December 31,
	2025	2024
Property	$6,815,000	$6,815,000
Office facilities	4,544,000	4,165,000
Equipment	1,481,000	945,000
Total Property, office facilities, and equipment	12,840,000	11,925,000
Less accumulated depreciation	(2,454,000)	(1,680,000)
Total Property, office facilities, and equipment, net	$10,386,000	$10,245,000

Total depreciation expense for property, office facilities, and equipment was $1,043,000 and $814,000 for the years ended December 31, 2025 and 2024, respectively.

Leasehold improvements generally include build-outs and modifications made to leased office spaces such as interior construction, electrical and data infrastructure, and other enhancements made to prepare the facilities for the Company’s operational use. Total additions to leasehold improvements were $479,000 and $1,170,000 for the years ended December 31, 2025 and 2024, respectively.

Office facility additions primarily relate to expenditures for furniture, fixtures, and other physical components of the workplace environment and were $155,000 and $272,000, for the year ended December 31, 2025 and 2024, respectively. Equipment additions for the year ended December 31, 2025 and 2024 were $625,000 and $212,000, respectively.

10. Software, Net

Software consisted of the following as of the periods indicated:

	As of December 31,
	2025	2024
Software	$2,052,000	$1,774,000
Retail Platform	5,993,000	4,093,000
Total Software	8,045,000	5,867,000
Less accumulated amortization – Software	(1,516,000)	(1,031,000)
Less accumulated amortization – Retail Platform	(618,000)	—
Total Software, net	$5,911,000	$4,836,000

The Company works with various technology vendors to support the development of an online platform for the Company’s retail customer base and corporate services clients, a mobile retail trading application, as well as upgrades to the Company’s technological and operational infrastructure to support these platforms and future growth (“Retail Platform”). The total capitalized software development cost related to the Retail Platform was $5,993,000 as of December 31, 2025.

Software development projects totaling $4,265,000 of the Retail Platform were placed into service during the year ended 2025, and the amortization associated with these projects was $618,000 for the year ended December 31, 2025. Total amortization of software was $1,103,000 and $485,000 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company estimates the following future amortization of software assets:

Year	Amount
2026	$1,450,000
2027	1,354,000
2028	1,228,000
2029	1,199,000
2030 and after	680,000
Total	$5,911,000

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

11. Leases

As of December 31, 2025, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2025 through 2029. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) in the consolidated statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment in the consolidated statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed in the consolidated statements of financial condition and the below tables display further detail on the Company’s leases.

Lease Term and Discount Rate	As of December 31, 2025	As of December 31, 2024
Weighted average remaining lease term – operating leases (in years)	2.5	3.3
Weighted average discount rate – operating leases	7.8%	7.3%

	Year Ended December 31,
	2025	2024
Operating lease cost	$1,132,000	$1,019,000
Short-term lease cost	376,000	369,000
Variable lease cost	347,000	243,000
Total Rent and occupancy	$1,855,000	$1,631,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,166,000	$985,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$549,000	$493,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of December 31, 2025 were as follows:

Year	Amount
2026	1,233,000
2027	885,000
2028	568,000
2029	58,000
Remaining balance of lease payments	2,744,000
Less: difference between undiscounted cash flows and discounted cash flows	248,000
Lease liabilities	$2,496,000

12. Goodwill and Other Intangible Assets, Net

Goodwill

As of both December 31, 2025 and 2024, the Company’s carrying amount of goodwill was $2,319,000. As of December 31, 2025, $1,989,000 of the Company’s carrying amount of goodwill came from the Company’s acquisition of RISE and $330,000 came from the Company’s acquisition of GM. As of December 31, 2025 and 2024, management concluded that there have been no impairments to the carrying value of the Company’s goodwill and no impairment charges related to goodwill were recognized during the years ended December 31, 2025 and 2024. Refer to Note 2 – Summary of Significant Accounting Policies for further information.

Other Intangible Assets, Net

As a result of the Company’s acquisition of GM, the Company acquired intangible assets consisting of GM artist contracts, the fair value of which were $778,000 as of the acquisition date. Amortization commenced upon acquisition and is recognized over its estimated useful life of 4 years. Amortization expense for the intangible asset totaled $195,000 for the year ended December 31, 2025.

On April 30, 2025, the Company acquired certain assets from BMLG related to music masters, including associated copyrights and artwork. The acquisition was accounted for as an asset purchase, in accordance with ASC 805, Business Combinations, because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset which is the recorded masters. The entire cost of $441,000 was allocated to the recorded masters intangible asset, which is amortized on a straight-line basis over an estimated useful life of 8.5 years, reflecting the contractual licensing periods with the artists. Amortization expense for this intangible asset was $35,000 for the year ended December 31, 2025.

As of December 31, 2025, the Company estimates the following future amortization of other intangible assets:

Year	Amount
2026	$246,000
2027	246,000
2028	165,000
2029	52,000
2030 and after	199,000
Total	$908,000

13. Investments, Cost

In the second quarter of 2025, the Company made strategic investments for a total of $2.0 million in Fusion IQ, a cloud-native digital wealth management platform for financial advisors and institutions. As of December 31, 2025, the Company maintained a 3% ownership interest in FusionIQ. As part of its investment in FusionIQ, the Company has certain voting rights as protective provisions requiring the Company’s consent to amend the operating agreement, pay dividends, incur indebtedness in excess of $750,000 or enter into a related party transaction of $100,000 or more. The investment does not have a readily determinable fair value since FusionIQ is a private company and its shares are not publicly traded. Accordingly, the Company elected the measurement alternative under ASC 321, whereby the investment is measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer.

In December 2025, Fusion IQ issued a convertible promissory note to the Company in the principal amount of $350,000. The note accrues interest at a simple annual rate of 12% from the date of issuance. The principal balance and accrued interest are payable at any time on or after the one-year anniversary of the issuance date, at the election of FusionIQ or upon demand by the holder, unless earlier converted into equity interests.

As of December 31, 2025, management concluded that its investment in FusionIQ was not impaired and that no additional events or changes in circumstances were identified that could have a significant effect on the original valuation of the investment.

14. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company purchased the Miami office building for approximately $6.8 million, which was partially financed through a mortgage with East West Bancorp, Inc. (“East West Bank”). The mortgage was approximately $4 million with a commitment for another $338,000 to finance part of the build out of the Miami office building. As of December 31, 2025 and 2024, the Company’s outstanding balance of the mortgage was $4,140,000 and $4,228,000, respectively.

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate shall be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of December 31, 2025, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of December 31, 2025 were as follows:

Year	Amount
2026	$91,000
2027	95,000
2028	98,000
2029	112,000
2030	117,000
Thereafter	3,627,000
Total	$4,140,000

The interest expense related to this mortgage was $153,000 and $155,000 for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, the interest rate for this mortgage was 3.6%.

15. Deferred Contract Incentive

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extended the term of the arrangement for an additional four-year period ending July 31, 2025. Under this amendment, the Company received a one-time business development credit of $3.0 million and four annual credits of $100,000. These amounts were recorded in the line item “Deferred contract incentive” on the statements of financial condition and were recognized as contra expense within “Clearing fees, including execution costs” on the statements of operations - the business development credit over four years and the annual credits over one year. For the year ended December 31, 2024, there was no expense recognized for any early termination fees. The 2021 amendment term was completed as of July 31, 2025.

Effective September 29, 2025, MSCO entered into a subsequent amendment to its clearing agreement with NFS, extending the term of the arrangement for an additional five-year period, commencing September 26, 2025 and ending October 1, 2030. In connection with this amendment, the Company received a one-time business development credit of $4.8 million, which is recorded in “Deferred contract incentive” on the statements of financial condition and will be recognized as a contra expense over the five-year contract term within “Clearing fees, including execution costs.” The amendment also includes an early termination fee provision. Refer to Note 20 – Commitments, Contingencies, and Other for further information.

In relation to these agreements, the Company recognized $736,000 and $850,000 in contra expense for the years ended December 31, 2025, and 2024, respectively. The balance of the deferred contract incentive was approximately $4.6 million and $0.5 million as of December 31, 2025 and 2024, respectively.

16. Income Taxes

The Company’s provision for (benefit from) income taxes is comprised of the following:

	Year Ended December 31,
	2025	2024
Current
Federal	$(1,676,000)	$2,607,000
State and local	109,000	472,000
Total Current	(1,567,000)	3,079,000

Deferred
Federal	$1,845,000	$520,000
State and local	167,000	566,000
Total Deferred	2,012,000	1,086,000

Total Provision for income taxes	$445,000	$4,165,000

The Company does not have pre-tax income from foreign operations and as such, does not have any foreign income tax expense.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
Income tax at statutory federal tax rate	1,169,000	21.0%
State and local income tax, net of federal income tax effect(1)	157,000	2.8%
Change in valuation allowances	(612,000)	(11.0)%
Changes in unrecognized tax benefits	(293,000)	(5.2)%
Nontaxable or nondeductible items:
Amortization	(280,000)	(5.0)%
Section 162m limitation	247,000	4.4%
Other nontaxable of nondeductible items	116,000	2.1%
Other	(59,000)	(1.1)%
Effective tax rate	445,000	8.0%

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31,
2024
Federal statutory income tax rate	21.0%
Goodwill amortization	(1.6)%
Permanent differences	0.4%
State and local taxes, net of federal benefit	5.4%
Change in valuation allowance	(0.8)%
Other	(0.5)%
Effective tax rate	23.9%

State taxes in California, Florida, New York, and New York City made up the majority (greater than 50%) of the tax effect in this category.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$1,970,000	$2,971,000
Lease liabilities	637,000	676,000
Share-based compensation	219,000	31,000
Intangible assets	1,296,000	25,000
Investment in RISE	—	122,000
Investment in OpenHand	217,000	215,000
R&D cost capitalization	184,000	187,000
Settlement liability	209,000	649,000
Capital loss carryforward	105,000	719,000
Other	45,000	113,000
Less: valuation allowance	(337,000)	(1,104,000)
Total Deferred tax assets	4,545,000	4,604,000
Deferred tax liabilities:
Fixed assets	(2,010,000)	(1,186,000)
Total Deferred tax liabilities	(2,010,000)	(1,186,000)
Net Deferred tax assets	$2,535,000	$3,418,000

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

Based on historical operating profitability, positive trend of earnings and projected future taxable income, the Company concluded as of December 31, 2025 that its U.S. deferred tax assets are realizable on a more-likely-than-not basis with the exception of capital loss carryforward and certain investments that will result in future capital losses. The amount of the Company’s valuation allowance decreased by $767,000 during 2025. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets become realizable on a more-likely-than-not basis, the valuation allowance will be reduced accordingly.

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $4.8 million of which $3.7 million will expire in varying amounts starting in 2035 to 2036 if not utilized and are available to offset 100% of future taxable income. However, these U.S. federal net operating loss carryforwards are subject to annual limitation under Section 382. The remaining $1.1 million not subject to limitation under Section 382 but may only be used to offset 80% of future taxable income and can be carried forward indefinitely. The Company had total state net operating loss carryforward of $20.9 million, which will begin to expire in varying amounts starting in 2034.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Amount
Balance as of December 31, 2023	$1,405,000
Additions for tax positions taken during current year	19,000
Additions for tax positions taken during prior year	—
Reductions for tax positions taken during prior years	—
Settlements	—
Expirations of statutes of limitations	(70,000)
Balance as of December 31, 2024	$1,354,000
Additions for tax positions taken during current year	2,000
Additions for tax positions taken during prior year	—
Reductions for tax positions taken during prior years	—
Settlements	—
Expirations of statutes of limitations	(1,293,000)
Balance as of December 31, 2025	$63,000

The unrecognized tax benefit of $63,000 and $1,354,000 as of December 31, 2025 and 2024, respectively, are recorded in the line item “Taxes payable” in the consolidated statements of financial condition. As of December 31, 2025, the entire amount of unrecognized tax benefit would reduce the Company’s effective tax rate if recognized. The Company records accrued interest and penalties related to income tax matters as part of the provision for income taxes. For the years ended December 31, 2025 and 2024, the accrued balance of interest and penalties on unrecognized tax benefits was $28,000 and $398,000, respectively.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions. The Company is not currently under examination by the IRS or any state or local taxing authority for any tax year. The open tax years for the federal and state income tax filings are generally 2022 through 2025.

Income taxes paid, net of refunds received, consisted of the following:	Year Ended December 31, 2025
Federal	$638,000
State and local
California	60,000
Other	59,000
Foreign	—
Income taxes paid, net of refunds received	$757,000

The Company has certain other non-income taxes such as California LLC fees that are not included in the Company’s income tax provision and income taxes paid, net of refunds received schedule but are disclosed in the income taxes paid in the statements of cash flows.

17. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of December 31, 2025, MSCO’s net capital was $61.7 million, which was approximately $60.0 million in excess of its required net capital of $1.7 million, and its percentage of aggregate debit balances to net capital was 72.52%.

As of December 31, 2024, MSCO’s net capital was $63.9 million, which was approximately $62.0 million in excess of its required net capital of $1.9 million, and its percentage of aggregate debit balances to net capital was 65.84%.

MSCO is also subject to CFTC’s minimum financial requirements which require that the Company maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1. As of December 31, 2025, MSCO’s net capital was $61.7 million, which was approximately $61.7 million in excess of its required net capital of $45,000.

As of December 31, 2024, MSCO’s net capital was $63.9 million, which was approximately $63.9 million in excess of its required net capital of $45,000.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers. As of December 31, 2025, MSCO had cash and securities deposits of $184.3 million (cash of $149.7 million, securities with a fair value of $34.6 million) in the special reserve accounts which was $15.1 million in excess of the deposit requirement of $169.2 million. The Company made no subsequent deposits or withdrawals on January 2, 2026.

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

MSCO is subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of December 31, 2025, MSCO had $1.3 million in the special reserve account which was approximately $0.2 million in excess of the deposit requirement of approximately $1.1 million. The Company made no subsequent deposits or withdrawals on January 2, 2026.

As of December 31, 2024, MSCO had $1.3 million in the special reserve account which was approximately $0.1 million in excess of the deposit requirement of approximately $1.2 million. The Company made no subsequent deposits or withdrawals on January 2, 2025.

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

As of December 31, 2025, RISE’s net capital was approximately $1.2 million which was approximately $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1 and approximately $1.1 million in excess of its minimum requirement of $45,000 under CFTC 1.17.

As of December 31, 2024, RISE’s net capital was approximately $1.3 million which was approximately $1.0 million in excess of its minimum requirement of $250,000 under 15c3-1 and approximately $1.2 million in excess of its minimum requirement of $45,000 under CFTC 1.17.

18. Financial Instruments with Off-Balance Sheet Risk

Credit Risk

The Company is engaged in various trading and brokerage activities whose counterparties include broker-dealers, banks and other financial institutions. In the event the counterparties do not fulfill their obligations, the Company may sustain a loss if the market value of the instrument is different from the contract value of the transaction. The risk of default primarily depends upon the credit worthiness of the counterparties involved in the transactions. It is the Company’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business. The Company experienced no material historical losses in relation to its counterparties for the years ended December 31, 2025 and 2024.

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

As of December 31, 2025, the Company had margin loans extended to its customers of approximately $378.9 million, of which $73.5 million is in the line item “Receivables from customers” in the consolidated statements of financial condition. As of December 31, 2024, the Company had margin loans extended to its customers of approximately $403.8 million, of which $84.4 million is in the line item “Receivables from customers” in the consolidated statements of financial condition. There were no material losses for unsettled customer transactions for the years ended December 31, 2025 and 2024.

The following table presents information about the Company’s securities borrowing and lending activity depicting the potential effect of rights of setoff between these recognized assets and liabilities.

	As of December 31, 2025
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$408,495,000	—	$408,495,000	$391,168,000	$17,327,000
Liabilities
Securities loaned	$407,258,000	—	$407,258,000	$389,817,000	$17,441,000

	As of December 31, 2024
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$139,040,000	—	$139,040,000	$126,484,000	$12,556,000
Liabilities
Securities loaned	$184,962,000	—	$184,962,000	$170,780,000	$14,182,000

(1)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff. The Company did not net any securities borrowed or securities loaned as of December 31, 2025 or 2024.

(2)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements.

(3)	Represents the total contract value as presented in the consolidated financial statements less the fair market value of the collateral received or pledged.

19. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Net income	$5,121,000	$13,303,000
Less net income attributable to noncontrolling interests	—	17,000
Net income available to common stockholders	$5,121,000	$13,286,000

Weighted-average common shares outstanding - basic	40,362,780	39,951,510
Dilutive effect of unvested shares	314,360	223,170
Weighted-average common shares used to compute diluted loss per share	40,677,140	40,174,680

Net income per share attributable to common stockholders:
Basic	$0.13	$0.33
Diluted	$0.13	$0.33

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting the weighted-average number of common shares outstanding for the potential dilutive effect of securities, including the effect of unvested shares, if applicable. As of December 31, 2025, the Company had 300,000 antidilutive shares outstanding. These restricted stock units were excluded from the computation of diluted net income per share because the effect would be anti-dilutive. The Company had no anti-dilutive shares outstanding as of December 31, 2024.

20. Commitments, Contingencies and Other

Legal and Regulatory Matters

In the normal course of business, the Company may be subject to various proceedings and claims arising from its business activities, including lawsuits, arbitration claims and regulatory matters. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the business, which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages. In the Company’s opinion, based on currently available information, the ultimate resolution of current matters will not have a material adverse impact on the Company’s financial position and results of operations as of December 31, 2025. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

Overnight Financing

As of both December 31, 2025 and 2024, MSCO had an available line of credit for short term overnight demand borrowings with BMO Harris of up to $25 million. As of those dates, MSCO had no outstanding loan balances with BMO Harris and there were no commitment fees or other restrictions on the line of credit. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense for this credit line was $3,000 and $5,000 for the years ended December 31, 2025 and 2024, respectively. There were commitment fees of $12,000 and $0 associated with the utilization of this credit line for the years ended December 31, 2025 and 2024, respectively.

BMO Credit Agreement

On November 22, 2024, MSCO entered into a Credit Agreement (the “BMO Credit Agreement”) with BMO Bank N.A. (“BMO”), a national banking association. The BMO Credit Agreement provides for a revolving credit facility of up to $20,000,000. The Company may use any borrowings under the BMO Credit Agreement to finance NSCC Deposit Requirements (other than an Adequate Assurance Deposit) and withdrawals from a Reserve Account. As part of the agreement, the MSCO entered into a Parent Guaranty agreement with Siebert guaranteeing repayment of any debt issued to MSCO. Effective November 22, 2025, MSCO renewed the BMO Credit Agreement with BMO until November 20, 2026.

Borrowings under the BMO Credit Agreement bears interest on the outstanding daily balance at a rate of interest per annum equal 2.5% plus the greater of: (a) Term SOFR for such day plus 0.11448% and (b) Federal Funds Target Range – Upper Limit and (c) 0.25%. The annual commitment fee is equal to one half of one percent (0.50%) of the average daily unused portion of the commitment of $20,000,000. The BMO Credit Agreement contains customary affirmative covenants and negative covenants and requires MSCO maintain minimum total regulatory capital of $45,000,000, excess net capital of 20,000,000, assets to total regulatory capital ratio of not more than 5.0 to 1.0, and a minimum liquidity ratio of not less than 1.0. The Company was in compliance with the requirements of the BMO credit agreement as of December 31, 2025.

There was no interest expense for the BMO Credit Agreement for the year ended December 31, 2025 or 2024. There were commitment fees of $163,000 and $3,000 for the years ended December 31, 2025 and 2024, respectively.

EWB Credit Agreement

On August 15, 2024, the Company entered into a Loan and Security Agreement (the “EWB Credit Agreement”) with East West Bank (“EWB”), a California banking corporation, dated as of July 29, 2024. The EWB Credit Agreement provides for a revolving credit facility of up to $20,000,000. The maturity date of the EWB Credit Agreement is July 29, 2027. The Company may use any borrowings under the EWB Credit Agreement for acquisitions, stock buybacks, and for general corporate purposes in an amount not to exceed $10,000,000. Obligations under the EWB Credit Agreement are guaranteed by John J. Gebbia, the Company’s Chief Executive Officer, Gloria E. Gebbia, a Director of the Company, and John J. Gebbia and Gloria E. Gebbia, as co-trustees of the John and Gloria Living Trust. As of December 31, 2025, and 2024, $5 million and $0 was outstanding related to the EWB Credit Agreement. The interest expense for this credit line was $41,000 and $0 for the years ended December 31, 2025 and 2024, respectively.

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

Shelf Registration Statement and At the Market Offering

On May 30, 2025, the Company filed a shelf registration statement on Form S-3 that was declared effective by the SEC on June 9, 2025 for the potential offering, issuance and sale of up to $100.0 million of our common stock, preferred stock, warrants to purchase the Company’s common stock and/or preferred stock, units consisting of all or some of these securities and subscription rights to purchase all or some of these securities. On June 27, 2025, the Company entered into a Sales Agreement (“Sales Agreement”) with its subsidiary, MSCO, and Ladenburg Thalmann & Co. Inc., as agents, under which the Company may offer and sell, through or to the agents, shares of its common stock having an aggregate offering price of up to $50.0 million, from time to time. Accordingly, the Company has utilized $50 million of the $100 million capacity under the shelf registration statement.

For the year ended December 31, 2025, the Company did not sell any shares pursuant to this Sales Agreement. For the year ended December 31, 2025, the Company incurred approximately $310,000 in legal and audit fees related to the shelf registration statement and Sales Agreement.

As of the filing of this Report, the Company will be subject to General Instruction I.B.6 of Form S-3 known as the “baby shelf rules.” Under the baby shelf rules, the aggregate market value of securities the Company can sell through primary public offerings of securities in any 12-month period using the Company’s registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of its common stock held by non-affiliates. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using Form S-3, including under the Sales Agreement, so long as the Company’s public float is less than $75 million.

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

For the year ended December 31, 2025, and 2024, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

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

The Company is self-insured with respect to employee health claims. The Company maintains stop-loss insurance for certain risks and has a health claim reinsurance limit capped at approximately $65,000 per employee as of December 31, 2025.

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

As part of this plan, the Company recognized expenses of $907,000 and $1,086,000 for the years ended December 31, 2025 and 2024, respectively. The Company had an accrual of $71,000 and $76,000 as of December 31, 2025 and 2024, respectively, which represents the estimate of future expenses to be recognized for claims incurred during the period.

The Company believes that its present insurance coverage and reserves are sufficient to cover currently estimated exposures, but there can be no assurance that the Company will not incur liabilities in excess of recorded reserves or in excess of its insurance limits.

21. Segment Reporting

The Company operates two reportable segments, Financial Services, and Media, Sports and Entertainment. The Financial Services segment includes the Company’s broker-dealer and related financial services operations. The Media, Sports and Entertainment segment includes the Company’s entertainment and sports management and related marketing, advertising, and production activities.

The CODM is the Company’s Chief Executive Officer and evaluates segment performance and allocates resources using operating income, which represents the Company’s measure of segment profit or loss (the “Segment Measure”). The CODM also considers excess net capital as an operational metric in maintaining capital adequacy. Although asset information is provided to the CODM, segment performance is not evaluated based on asset measures; therefore, segment asset disclosures are not presented.

In accordance with ASC Topic 280, the Company discloses significant expense categories that are regularly reviewed by the CODM.

Year Ended December 31, 2025	Financial Services	Media, Sports and Entertainment	Total
Commissions and fees	$8,941,000	$—	$8,941,000
Interest, marketing and distribution fees	27,624,000	—	27,624,000
Principal transactions and proprietary trading	17,479,000	—	17,479,000
Investment banking	769,000	—	769,000
Market making	2,196,000	—	2,196,000
Stock borrow / stock loan	29,034,000	—	29,034,000
Advisory fees	3,324,000	—	3,324,000
Other income	3,625,000	—	3,625,000
Music and artist services revenue	—	616,000	616,000
NIL revenue	—	594,000	594,000
Total Revenue	92,992,000	1,210,000	94,202,000

Significant segment expenses:
Employee compensation and benefits	57,541,000	934,000	58,475,000
Clearing fees, including execution costs	2,149,000	—	2,149,000
Technology and communications	5,243,000	12,000	5,255,000
Other general and administrative	6,382,000	197,000	6,579,000
Data processing	3,989,000	—	3,989,000
Rent and occupancy	1,788,000	67,000	1,855,000
Professional fees	5,669,000	364,000	6,033,000
Depreciation and amortization	2,341,000	58,000	2,399,000
Interest expense	452,000	—	452,000
Advertising and promotion	686,000	397,000	1,083,000
Music production, manufacturing and distribution	—	367,000	367,000
Total Expenses	86,240,000	2,396,000	88,636,000

Operating income (loss)	$6,752,000	$(1,186,000)	$5,566,000

Year Ended December 31, 2024	Financial Services	Media, Sports and Entertainment	Total
Commissions and fees	$9,615,000	$—	$9,615,000
Interest, marketing and distribution fees	32,407,000	—	32,407,000
Principal transactions and proprietary trading	14,616,000	—	14,616,000
Investment banking	—	—	—
Market making	2,255,000	—	2,255,000
Stock borrow / stock loan	19,249,000	—	19,249,000
Advisory fees	2,369,000	—	2,369,000
Other income	3,390,000	—	3,390,000
Music and artist services revenue	—	—	—
NIL revenue	—	—	—
Total Revenue	83,901,000	—	83,901,000

Significant segment expenses:
Employee compensation and benefits	43,999,000	—	43,999,000
Clearing fees, including execution costs	1,607,000	—	1,607,000
Technology and communications	3,940,000	—	3,940,000
Other general and administrative	4,465,000	23,000	4,488,000
Data processing	3,200,000	—	3,200,000
Rent and occupancy	1,631,000	—	1,631,000
Professional fees	5,501,000	77,000	5,578,000
Depreciation and amortization	1,380,000	—	1,380,000
Interest expense	262,000	—	262,000
Advertising and promotion	348,000	—	348,000
Music production, manufacturing and distribution	—	—	—
Total Expenses	66,333,000	100,000	66,433,000

Operating income (loss)	$17,568,000	$(100,000)	$17,468,000

22. Employee Benefit Plans

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees of the Company (“401(k) plan”). Participant contributions to the 401(k) plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the 401(k) plan. For 401(k) employee contribution matching, the Company incurred $244,000 and $196,000 in the years ended December 31, 2025 and 2024, respectively.

On September 17, 2021, the Company’s shareholders approved the Siebert Financial Corp. 2021 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of stock options, restricted stock, and other equity-based awards to employees, officers, directors, consultants, affiliates, and other service providers. The Plan originally provided for up to 3,000,000 shares of the Company’s common stock. As of December 31, 2024, 2,214,000 shares remained available for issuance under the Plan.

On November 18, 2025, at the Annual Shareholder Meeting, shareholders approved an amendment and restatement of the Plan (the “Amended Plan”) to increase the number of shares available and reserved for issuance to 5,000,000. As of December 31, 2025, 2,699,000 shares remained available for issuance under the Amended Plan.

The table below presents the Plan restricted stock awards granted and the related fair values for the year ended December 31, 2025.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2024	150,000	$1.65
Forfeited	(50,000)	1.65
Granted	1,565,000	2.80
Vested	(315,000)	2.55
Nonvested as of December 31, 2025	1,350,000	$2.77

As of December 31, 2025, there was $2,881,000 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted average period of 3.25 years.

The Company recognized stock-based compensation expense of $1,539,000 and $730,000 for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, $1,539,000 and $460,000 of this expense is included within the line item “Employee compensation and benefits”, respectively. The Company did not capitalize any stock-based compensation for the year ended December 31, 2025. For the year ended December 31, 2024, $270,000 was fully capitalized within the line item “Software, net” in the consolidated statements of financial condition.

23. Related Party Disclosures

KCA

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., LLC” and “Siebert” within business activities, which expires in 2026. For the use of these names, KCA passed through to the Company its cost of $0 and $60,000 for the years ended December 31, 2025 and 2024, respectively. Other than this arrangement, KCA has earned no profit for providing any services to the Company for the years ended December 31, 2025 and 2024 as KCA passes through any revenue or expenses to the Company’s subsidiaries.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $96,000 and $98,000 for the years ended December 31, 2025 and 2024, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

The three sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $5,315,000 and $3,742,000 for the years ended December 31, 2025 and 2024, respectively. Part of their compensation includes payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW to purchase 403,780 shares of common stock of the Company held by Ms. Gebbia at an exercise price of $2.15 per share in connection to the transaction with Kakaopay.

Gebbia Sullivan County Land Trust

The Company operates on a five-year lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For both the years ended December 31, 2025 and 2024, rent expense was $60,000 for this branch office. The Company built out its office in Omaha for $211,000 for the year ended December 31, 2024. The Company did not incur any costs for the year ended December 31, 2025 associated with the Omaha office build-out.

EWB Credit Agreement

On August 15, 2024, the Company entered into the Credit Agreement with EWB whereby John J. Gebbia and Gloria E. Gebbia, along with the John and Gloria Living Trust, guaranteed the Company’s obligations under the Credit Agreement with EWB. Refer to Note 20 - Commitments, Contingencies, and Other for more information.

Gebbia Media, LLC

On August 12, 2024, the Company acquired 100% of GM, a music and entertainment company owned by members of the Gebbia family. In addition to providing management and promotion of sports and music talent, and music catalogue acquisition, it also provides in-house marketing and advertising services for the Company. Refer to Note 4 – Business Combinations.

Kakaopay and Affiliates

On April 27, 2023, the Company entered into the First Tranche Stock Purchase Agreement, pursuant to which the Company agreed to issue to Kakaopay the First Tranche Shares at a per share price of Two Dollars Fifteen Cents ($2.15), and then entered into a subsequent termination of this agreement. Refer to Note 6 – Kakaopay Transaction for more detail.

MSCO entered into an agreement whereby it would provide an omnibus trading account for Kakaopay’s subsidiary, Kakao Pay Securities Corp., and provide trade execution services to Kakao Pay Securities Corp, subject to compliance with applicable U.S. laws, rules and regulations.

RISE

MSCO and RISE have a clearing agreement whereby RISE introduces clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.1 and $1.2 million in its brokerage account at MSCO as of December 31, 2025 and 2024, respectively. The resulting asset of RISE and liability of MSCO is eliminated in consolidation. There was an interest expense of $33,000 related to this clearing agreement for both of the years ended December 31, 2025 and 2024.

On October 28, 2025, the Company purchased the remaining 32% interest in RISE for $3.7 million from members of the Gebbia family and employees of the Company. Part of the purchase of the 32% interest in RISE included 24% owned by Gloria E. Gebbia, a director of the Company, for approximately $2.9 million, and 1% owned by a family member of Andrew Reich, a director of the Company, for approximately $0.1 million. Upon completion of the transaction, RISE became a wholly-owned subsidiary of Siebert, refer to Note 5 – RISE for further information.

24. Subsequent Events

The Company has evaluated events that have occurred subsequent to December 31, 2025 and through March 30, 2026, the date of the filing of this Report.

In January 2026, the Company granted 185,000 shares of fully vested restricted common stock to employees as compensation. During the first two months of 2026, 320,000 previously granted shares of restricted common stock vested.

In January 2026, the Company entered into a ten-year lease agreement for an office space located in West Hollywood, California with a commencement date of July 2026. This branch office contains approximately 10,000 square feet of interior and exterior space, and the average annual rent is $681,000.

In the first quarter of 2026, the Company made a $2.5 million investment in Arqitech, Inc. (“Arqitech”), consisting of $0.5 million in equity and $2.0 million in debt. Arqitech is an institutional-grade, non-custodial digital asset infrastructure platform that provides on-chain settlement, cross-chain execution, and decentralized financial technology solutions for regulated financial institutions. As part of the investment, the Company expects to receive repayment of $2.0 million of debt commencing in July 2026.

RISE executed a fully disclosed clearing agreement with Green Pier Fintech LLC (“Green Pier”), an indirect wholly-owned subsidiary of FMR LLC (“FMR”), effective February 27, 2026, subject to approval by the Financial Industry Regulatory Authority, Inc. In consideration for terms in the afore-mentioned agreement, RISE entered into a warrant agreement, dated March 2, 2026, wherein RISE issued FMR a warrant to purchase 700 units, subject to a three year vesting schedule. RISE also entered into a side letter with FMR providing certain information rights and participation rights in future securities issuances and a Technology Products and Services Agreement with Green Pier. The Company is evaluating the accounting treatment and related disclosure requirements for these arrangements.

On March 4, 2026, the Company entered into an agreement with Newsmax Media, Inc. (“Newsmax”) for a comprehensive media partnership consisting of sponsored programming, branded financial content, and promotional integrations. This agreement has a total cost of $1 million, payable in a combination of cash and shares of the Company’s common stock.

The Company has concluded that apart from the above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) (“COSO Framework”). Based on that assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The names of our Directors and their ages, positions, and biographies are set forth below.

Gloria E. Gebbia

Age 83

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

Age 87

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

Age 83

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

Age 57

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

Age 70

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

Lewis W. Solimene

Age 66

Lewis W. Solimene was elected to our Board of Directors at the 2025 Annual Shareholder Meeting on November 18, 2025, and was subsequently appointed as the Chairman of the Audit Committee.

Mr. Solimene has been Managing Director and Portfolio Manager at Monroe Capital since July 2021 and serves as CFO, CIO, and Secretary of Monroe Capital Corporation and Monroe Capital Income Plus Corporation. Previously, he led Opportunistic Investments at Allstate Investments from 2016 to 2021 and headed Macquarie Capital’s Restructuring and Special Situations Group from 2007 to 2016. His earlier career includes senior roles at Giuliani Capital Advisors, Ernst & Young Corporate Finance, and Bank of America. He has served on boards including Runway Growth Finance Corp. Mr. Solimene holds a B.S. in Finance from Western Illinois University and an M.B.A. from the University of Chicago Booth School of Business.

We believe Mr. Solimene’s significant experience in the financial industry qualifies him to serve on our Board.

Hocheol Shin

Age 48

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

We believe Mr. Shin’s significant experience within technology and international business qualifies him to serve on our Board.

Identification of Executive Officers

Name	Age	Position
John J. Gebbia	87	Chief Executive Officer, Chairman and Director

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

Name	Age	Position
Andrew H. Reich	70	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Director and Secretary

Andrew H. Reich has served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary of the Company since December 16, 2016. Prior thereto, Andrew H. Reich served in a variety of executive positions with StockCross from 2002 until 2016. Mr. Reich has more than 30 years of experience in the financial industry, including more than 14 years as senior management of StockCross. Mr. Reich holds a M.B.A. from the University of Southern California and a B.B.A. from the Bernard Baruch College.

Corporate Governance

Board Meetings

The Board of Directors held 15 special meetings during 2025. Each incumbent director attended at least 75% of Board of Directors meetings and all of his or her respective committee meetings.

Director Independence

Our common stock is listed on Nasdaq under the symbol “SIEB.” Nasdaq Listing Rules require that a majority of the members of a listed company’s board of directors be independent. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of our directors have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act, except for Mrs. Gebbia, Mr. Gebbia and Mr. Reich, who are not independent under Nasdaq’s independence standards.

Audit Committee of the Board of Directors

The Audit Committee of our Board of Directors currently consists of Mr. Solimene, Chairman, Mr. Zabatta and Mr. Cuttita. The Board of Directors has determined that Mr. Solimene, Mr. Zabatta and Mr. Cuttita are each an “independent director” within the meaning of Rule 5605 (a)(2) of the Nasdaq Stock Market and within the meaning of the applicable rules and regulations of the SEC.

The Audit Committee held five meetings during 2025.

The Board of Directors has determined that Mr. Solimene qualifies as an “audit committee financial expert” under the applicable rules of the SEC.

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

Compensation Committee of the Board of Directors

The Compensation Committee of our Board of Directors currently consists of Mr. Zabatta and Mr. Cuttita. The Compensation Committee reviews and determines all forms of compensation provided to our executive officers. The Compensation Committee administers an equity compensation benefit plan. The Board of Directors has adopted a written charter for the Compensation Committee, which is available on our website at www.siebert.com/investor-relation/shareholder-information. The Compensation Committee held five meetings during 2025.

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

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, director nominees are selected or recommended for the Board’s selection by independent directors constituting a majority of the Board’s independent directors in a vote in which only independent directors participate. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The independent directors operate in this capacity under authority granted by resolution of the board of directors, rather than by charter.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, the independent directors evaluate nominees to our Board of Directors, in the context of the current composition of our Board of Directors, the operating requirements of the Company and the long-term interests of shareholders. In conducting this assessment, the independent directors consider the diversity, age, skills, and such other factors as it deems appropriate to maintain a balance of knowledge, experience, effectiveness and capability. Such other factors include whether a candidate has relevant expertise upon which to be able to offer advice and guidance to management, including public company board experience, sufficient time to devote to our affairs, a reputation for personal integrity and ethics, demonstrated excellence in his or her field, the ability to work effectively with other members of our Board of Directors, the ability to exercise sound business judgement, and commitment to rigorously represent the long-term interest of shareholders. In the case of new director candidates, our independent directors determine whether the nominee must be independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary.

Our independent directors will consider and evaluate any candidate who is properly recommended by shareholders, identified by members of our Board of Directors or our executive officers, or, at the discretion of our Board of Directors, an independent search firm. Stockholders may recommend director candidates for consideration by the Board of Directors by writing to our Corporate Secretary at Siebert Financial Corp., 653 Collins Avenue, Miami Beach, FL 33139. A recommendation must be accompanied by a statement from the candidate that he or she would give favorable consideration to serving on our Board of Directors and should include sufficient biographical and other information concerning the candidate and his or her qualifications to permit the committee to make an informed decision as to whether further consideration of the candidate would be warranted.

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

The Board of Directors intends to hold at least four regular meetings each year to consider and address matters involving the Company. The Board of Directors also may hold special meetings to address matters arising between regular meetings. These meetings may take place in person or by telephone. The independent directors also regularly meet in executive sessions outside the presence of management. The Board of Directors has access to legal counsel for consultation concerning any issues that may occur during or between regularly scheduled Board meetings. As discussed above, the Board has established an Audit Committee and a Compensation Committee to assist the Board in performing its oversight responsibilities.

Board of Directors’ Role in Risk Oversight

Consistent with its responsibility for oversight of the Company, the Board of Directors, among other things, oversees risk management of the Company’s business affairs directly and through the committee structure that it has established. The principal risks associated with the Company are risks related to securities market volatility and the securities industry, lower price levels in the securities markets, intense competition in the brokerage industry, extensive government regulation, net capital requirements, customers’ failure to pay, an increase in volume on our systems or other events which could cause them to malfunction, reliance on information processing and communications systems, continuing changes in technology, dependence on the ability to attract and retain key personnel, the ability of our principal shareholder to control many key decisions, and the possibility of a limited public market for our common stock, among other risks and uncertainties detailed in under Part I, Item 1A - Risk Factors of this Report as well as in our filings with the SEC.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during 2025 had a relationship that requires disclosure as a Compensation Committee interlock.

Family Relationships

Mrs. Gebbia, our director, is the spouse of Mr. Gebbia, our Chief Executive Officer and Chairman of the Board of Directors. Except as disclosed, there are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Insider Trading Policy; Employee, Officer and Director Hedging and 10b5-1 Plans

We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees, or by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing rules of Nasdaq. The Company’s Insider Trading Policy is incorporated by reference to this Report.

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

On August 25, 2025, Charles Zabatta, a member of our board of Directors, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Rule 10b5-1 trading plan relates to the sale of 20,000 shares of our common stock and will expire on November 24, 2026.

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

Based upon a review of Section 16(a) forms furnished to the Company, the Company believes that all applicable Section 16(a) filing requirements were met during the year ended December 31, 2025, except as set forth below:

Delinquent Section 16(a) Reports

On March 5, 2025, John M. Gebbia, a member of a group that beneficially owns over 10% of the Company’s outstanding shares of common stock, reported on Form 4 the disposition of 1,000 shares. Mr. Gebbia’s Form 4 was filed late due to an inadvertent mistake.

Advisors to the Company

Senior Advisors

John M. Gebbia and Richard Gebbia, sons of Gloria E. Gebbia and John J. Gebbia, are Co-CEO’s of MSCO and serve as Registered Principals and associated persons of MSCO. Before the close of the acquisition of StockCross, they were also serving as executive officers and directors of StockCross. Both Richard Gebbia and John M. Gebbia have extensive experience in the securities industry and have worked with MSCO and senior management of the Company to identify cost saving opportunities and improvements to the Company’s business.

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

ITEM 11. EXECUTIVE COMPENSATION

2025 Summary Compensation Table

The following table presents the annual compensation paid to or earned by our current named executive officers during the years ended December 31, 2025 and 2024, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Totals ($)
John J. Gebbia	2025	$975,000	$420,000	—	—	—	—	$120,000	$1,515,000
Chief Executive Officer, Director and Chairman	2024	$840,000	$350,000	—	—	—	—	$120,000	$1,310,000
Andrew H. Reich	2025	$300,000	$190,000	—	—	—	—	$122,000	$612,000
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Director and Secretary	2024	$272,000	$190,000	—	—	—	—	$122,000	$584,000

(1)	“All other compensation” for Mr. Gebbia and Mr. Reich represents cash fees earned for services as a member of our Board of Directors, which amounts would otherwise have been reported in the “Fees Earned or Paid in Cash” column of the 2025 Director Compensation table below, as well as employer 401(k) matching of $2,000 for Andrew Reich for both 2024 and 2025.

Equity Incentive Plan

The purpose of the Siebert Financial Corp. 2021 Equity Incentive Plan (as amended and restated, the “Plan”) is to (a) enable the Company to attract and retain the types of employees, directors and other service providers who will contribute to the Company’s long term success; (b) provide incentives that align the interests of the participants with those of the shareholders of the Company; and (c) promote the success of the Company’s business.

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

Outstanding Equity Awards as of December 31, 2025

As of December 31, 2025, the Company had no outstanding equity awards to named executive officers.

Employment Agreements

We are not a party to an employment agreement with any named executive officer. All of our named executive officers are employees at will.

Bonus Compensation

“Bonus” amounts set forth in the 2025 Summary Compensation Table above represent bonuses with respect to 2025 that were approved by our Board of Directors based on its subjective assessment of each named executive officer’s contributions during such year.

Director Compensation

The “All Other Compensation” amounts set forth in the 2025 Summary Compensation Table above represent cash retainer fees received by each of our named executive officers for their service on our Board of Directors during 2025 as well as a nominal amount for any 401(k) contribution matching from Siebert during the year.

DIRECTOR COMPENSATION

The table below discloses the cash, equity awards, and other compensation earned, paid, or awarded, as the case may be, to each of our non-employee directors during the year ended December 31, 2025.

Each non-employee director receives an annual cash retainer of $120,000 for their service on our Board of Directors, for which retainer is paid quarterly (besides Mr. Shin who declined compensation for his service as a director in 2025). From time to time, the Company may provide modest discretionary bonuses (in the form of cash or of common stock) to directors in recognition of their service and contributions during the year. Any such bonuses are determined based on a holistic review of director engagement, responsibilities, and overall contributions to the Company.

During the year ended December 31, 2025, Mr. Cuttita received a $10,000 cash bonus and Mr. Schneider received 9,000 shares of common stock of the Company. Each non-employee director also receives reimbursements for reasonable travel expenses and out-of-pocket costs incurred on behalf of the Company.

John J. Gebbia and Mr. Reich served on our Board of Directors during the year ended December 31, 2025, but their compensation for such services is fully reflected above in the 2025 Summary Compensation Table above.

2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total
Gloria E. Gebbia	$120,000	—	—	—	—	—	$120,000
Francis V. Cuttita	$120,000	—	—	—	—	10,000	$130,000
Charles Zabatta	$120,000	—	—	—	—	—	$120,000
Lewis W. Solimene (1)	$15,000	—	—	—	—	—	$15,000
Jerry Schneider (4)	$120,000	25,920	—	—	—	—	$145,920
Hocheol Shin	$—	—	—	—	—	—	$—

(1)	At the 2025 Annual Shareholder Meeting held on November 18, 2025, Lewis W. Solimene was elected to the Board of Directors.

(2)	Reflects the grant date fair value of the shares of common stock of the Company granted to Mr. Schneider under the Siebert Financial Corp. 2021 Equity Incentive Plan, calculated in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. As of December 31, 2025 none of our non-employee directors held any option awards or unvested stock awards.

(3)	Amount for Mr. Cuttita represent a cash bonus of $10,000.

(4)	Jerry Schneider served as a member of the Board of Directors until November 18, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists share ownership of our common stock as of March 24, 2026. The information includes beneficial ownership by each of our directors and the named executive officers, all directors and executive officers as a group and beneficial owners known by our management to hold at least 5% of our common stock. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage of ownership is based on 40,940,936 shares of common stock outstanding as of March 24, 2026.

Name and Address of Beneficial Owner (1)	Shares of Common Stock	Percent of Class (Rounded)

Named Executive Officers and Directors
Gloria E. Gebbia / John J. Gebbia (2) (5)	17,068,103	42%
Andrew H. Reich (7)	617,574	2%
Charles Zabatta (9)	550,439	1%
Francis V. Cuttita	187,773	*
Lewis W. Solimene, Jr	—	*
Hocheol Shin (6)	—	*
Directors and executive officers as a group (7 persons)	18,423,889	45%

Other Shareholders with 5% or More
Kakaopay (8)	8,075,607	20%
15F, Tower B, 166 Pangyoyeok-ro,
Bundang-gu, Seongnam-si,
Gyeonggi-do, Republic of Korea 13529

Richard Gebbia (3) (5)	3,639,400	9%
653 Collins Ave
Miami, FL 33139

John M. Gebbia (4) (5)	2,411,891	6%
300 Vesey Street
New York, NY 10282

*	Less than 1% of outstanding shares as of March 24, 2026.

(1)	Unless otherwise indicated, the business address of each individual is c/o Siebert Financial Corp., 653 Collins Avenue, Miami Beach, FL 33139.

(2)	Gloria E. Gebbia and John J. Gebbia are husband and wife. Includes 9,827,714 shares of our common stock owned by the John J & Gloria E. Gebbia TTEESS UAD 12/8/94 jointly owned by Gloria E. Gebbia and John J. Gebbia, 3,339,400 shares owned by Richard Gebbia and a child of Richard and Kimberly Gebbia, 2,111,891 shares owned by John M. Gebbia and the children of John M. Gebbia, 1,489,318 shares owned by David J. Gebbia and a child of David J. Gebbia, and 300,000 shares owned by a company owned and controlled by various family members in the control group.

(3)	Includes 261,273 shares owned by a child of Richard Gebbia and 300,000 shares held by a company owned and controlled by various members of the control group.

(4)	Includes 190,000 shares owned by the children of John M. Gebbia and 300,000 shares held by a company owned and controlled by various members of the control group.

(5)	Gloria E. Gebbia, John M. Gebbia, Richard Gebbia, David Gebbia, and Kimberly Gebbia are parties to that certain Amended and Restated Joint Filing and Group Agreement, dated as of January 10, 2022 (the “Group Agreement”), pursuant to which the foregoing Gebbia family members agreed to form a group for the purpose of taking joint actions and such actions relating to their voting rights regarding securities of the Company necessary or advisable to achieve the foregoing. The Group Agreement is attached to the amended Schedule 13D, filed on January 13, 2022, as Exhibit 99.1.

(6)	Hocheol Shin was designated by Kakaopay as a director-nominee pursuant to that certain Amended and Restated Stockholders’ Agreement dated December 19, 2023, among Kakaopay, the Company, the Gebbia Stockholders (as defined therein), and John J. Gebbia (in his individual capacity and as representative of the Gebbia Stockholders).

(7)	Includes 28,000 shares owned by the children of Andrew H. Reich.

(8)	Based solely on a Schedule 13D filed with the SEC on May 30, 2023, by Kakaopay and Kakao Corporation (“Kakao”). In the filing, Kakaopay and Kakao reported having shared voting power over all 8,075,607 shares.

(9)	Includes 530,439 shares owned by the wife of Charles Zabatta.

Equity Compensation Plan Information

The below table presents information related to our equity compensation plan under which our securities are authorized for issuance as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	NA	2,699,000
Equity compensation plans not approved by security holders	—	NA	NA
Total	—	NA	2,699,000

(1)	Includes securities remaining available for future issuance under awards other than options, warrants or rights, such as restricted stock.

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

Audit Fees

The aggregate fees billed by Crowe for professional services rendered for the 2025 audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements were $919,000. The aggregate fees billed by Crowe for professional services rendered for the 2024 audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements were $825,000. The aggregate fees billed by Baker Tilly for professional services rendered for the 2024 reviews of our quarterly consolidated financial statements were $67,000.

Audit-Related Fees

We had no fees billed by Crowe for assurance and related services reasonably related to the performance of the audit or review of consolidated financial statements for the years ended December 31, 2025 and 2024. We had no fees billed by Baker Tilly for assurance and related services reasonably related to the performance of the audit or review of consolidated financial statements for the year ended December 31, 2024.

Tax Fees

We had no tax fees billed by Crowe for tax compliance, tax advice, and tax planning for the years ended December 31, 2025 and 2024. We had no tax fees billed by Baker Tilly for tax compliance, tax advice, and tax planning for the year ended December 31, 2024.

All Other Fees

We had no other fees billed by Crowe for tax compliance, tax advice, and tax planning for the years ended December 31, 2025 and 2024. We had no other fees billed by Baker Tilly for tax compliance, tax advice, and tax planning for the year ended December 31, 2024.

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

Audit Committee Report to Shareholders

The Audit Committee has reviewed and discussed with management the audited consolidated financial statements for the fiscal years ended December 31, 2025 and 2024. The Audit Committee has also discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16, adopted by the PCAOB (United States) regarding, “Communications with Audit Committees,” including our critical accounting policies and our interests, if any, in “off-balance sheet” entities. Additionally, the Audit Committee has received the written disclosures and representations from the independent registered public accounting firm required by applicable requirements of the PCAOB (United States) regarding “Communication with Audit Committees Concerning Independence.”

Based on the review and discussions referred to within this report, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements for the fiscal years ended December 31, 2025 and 2024 be included in Siebert Financial Corp.’s Annual Report on Form 10-K for filing with the SEC.

Audit Committee,

Lewis S. Solimene, Chairman

Charles Zabatta

Francis V. Cuttita

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits required by Item 601 of Regulation S-K filed as part of, or incorporated by reference in, this Annual Report are listed in the accompanying Exhibit Index.

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements

The consolidated financial statements for the years ended December 31, 2025 and 2024 commence on page F-1 of this Report.

2.	Consolidated Financial Statement Schedules

None.

3.	Exhibits

The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description Of Document
3.1	Certificate of Incorporation of Siebert Financial Corp. (formerly known as J. Michaels, Inc..) originally filed on April 9, 1934, as amended and restated to date (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
3.1(a)	Certificate of Amendment to Certificate of Incorporation of Siebert Financial Corp., as amended and restated, filed February 2, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
3.2	By-laws of Siebert Financial Corp. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-49843) filed on April 10, 1998).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.0 to the Company’s Annual Report on Form 10-K filed on March 30, 2022).
4.2*	Siebert Financial Corp. 2021 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement (File No. 000-05703) filed on October 9, 2025).
10.1	Consent and Waiver dated as of December 16, 2016 by and among Siebert Cisneros Shank Financial, LLC, Siebert Cisneros Shank & Co. L.L.C. and Siebert Financial Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 6, 2017).
10.2	Fully Disclosed Clearing Agreement, by and between NFS LLC and Muriel Siebert & Co., Inc. dated May 5, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010).
10.3	Common Stock Purchase Agreement, dated as of January 31, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2021).
10.4	Amendment to Fully Disclosed Clearing Agreement, dated as of August 1, 2021, by and between Muriel Siebert & Co., Inc. and National Financial Services LLC. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.5	Guaranty Agreement, dated as of August 1, 2021, between Siebert Financial Corp. and National Financial Services LLC (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.6	Amendment No. 1 to Common Stock Purchase Agreement, dated as of August 18, 2021, between Siebert Financial Corp. and OpenHand Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).
10.7	Purchase Agreement dated as of December 30, 2021, for 653 Collins Ave, Miami Beach, FL, between Siebert Financial Corp. and City National Bank of Florida, a national banking association, as trustee under the provisions of a certain Trust Agreement, dated 22nd day of March, 1993 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on January 5, 2022).
10.8	Promissory Note and Loan and Security Agreement, dated as of December 30, 2021, between East West Bank and Siebert Financial Corp. (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on January 5, 2022).
10.9	Capital on DemandTM Sales Agreement, dated May 27, 2022, by and between Siebert Financial Corp. and JonesTrading Institutional Services LLC. (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed on May 27, 2022).
10. 10	Registration Rights and Lock-Up Agreement (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K dated May 3, 2023).
10.11	Share Redemption Agreement, dated July 10, 2023, by and among Cynthia DiBartolo, Siebert Financial Corp, and Tigress Holdings, LLC (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K dated July 14, 2023).
10.12	Termination and Settlement Agreement, dated December 19, 2023 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K dated December 20, 2023).
10.13	Amended and Restated Stockholders’ Agreement, dated December 19, 2023 (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K dated December 20, 2023).
10.14	Purchase Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K dated January 24, 2024).
10.15	East West Loan and Security Agreement, dated July 29, 2024 (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on August 20, 2024).
10.16	East West Revolver Note Agreement, dated July 29, 2024 (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on August 20, 2024).

10.17	Continuing Guaranty, dated July 29, 2024 (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on August 20, 2024).
10.18	Credit Agreement, dated November 22, 2024 (incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on December 19, 2024).
10.19	BMO Bank Revolver Note Agreement, dated November 22, 2024 (incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on December 19, 2024).
10.20	Parent Guaranty, dated November 22, 2024 (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K (File No. 000-05703) filed on December 19, 2024).
10.21	Sales Agreement, dated June 27, 2025, by and between Siebert Financial Corp., Muriel Siebert & Co., LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.50 to our Current Report on Form 8-K (File No. 000-05703) filed on June 27, 2025)
10.22	Membership Interest Purchase Agreement, dated October 28, 2025, by and between Siebert Financial Corp and RISE Financial Services, LLC (incorporated by reference to Exhibit 10.51 to our Current Report on Form 8-K (File No. 000-05703) filed on October 31, 2025
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 000-05703) filed on March 31, 2025
21.1**	Subsidiaries of the registrant
23.1**	Consent of Crowe LLP
31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 000-05703) filed on May 10, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded with Inline XBRL document).

*	Management contract or compensatory plan or arrangement.

**	Filed herewith

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

SIEBERT FINANCIAL CORP.

By:	/s/ John J. Gebbia
John J. Gebbia
Chief Executive Officer and Chairman
(Principal executive officer)

Date:	March 30, 2026

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal financial and accounting officer)

Date:	March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John J. Gebbia	Chief Executive Officer and Chairman (Principal executive officer)	March 30, 2026
John J. Gebbia

/s/ Andrew H. Reich	Executive Vice President, Chief Operating Officer and	March 30, 2026
Andrew H. Reich	Chief Financial Officer, Secretary and Director (Principal financial and accounting officer)

/s/ Gloria E. Gebbia	Director	March 30, 2026
Gloria E. Gebbia

/s/ Charles Zabatta	Director	March 30, 2026
Charles Zabatta

/s/ Francis V. Cuttita	Director	March 30, 2026
Francis V. Cuttita

/s/ Lewis W. Solimene	Director	March 30, 2026
Jerry M. Schneider

/s/ Hocheol Shin	Director	March 30, 2026
Hocheol Shin