Form 10-Q
period 2026-03-31
SIEBERT FINANCIAL CORP
filed 2026-05-15
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2026, there were 41,940,936 issued and 40,940,936 shares outstanding of the registrant’s common stock.

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

These forward-looking statements, which reflect our beliefs, objectives, and expectations as of the date hereof, are based on the best judgment of management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including the following: economic, social and political conditions, global economic downturns, including those resulting from extraordinary events; changes and volatility in tariffs and trade policies; securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; risks related to new business lines; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, (“2025 Form 10-K”), and our other filings with the Securities and Exchange Commission (“SEC”).

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

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$16,157,000	$22,408,000
Cash and securities segregated for regulatory purposes; (Cash of $130.1 million, securities with a fair value of $37.8 million as of March 31, 2026; Cash of $151.0 million, securities with a fair value of $34.6 million as of December 31, 2025)	167,933,000	185,608,000
Receivables from customers	77,948,000	73,465,000
Receivables from broker-dealers and clearing organizations	12,672,000	6,801,000
Receivables from non-customers	1,887,000	1,773,000
Notes receivable	2,350,000	350,000
Other receivables	4,469,000	4,522,000
Prepaid expenses and other assets	4,126,000	3,801,000
Securities borrowed	256,792,000	408,495,000
Securities owned, at fair value	20,054,000	19,862,000
Taxes receivable	96,000	142,000
Total Current assets	564,484,000	727,227,000

Deposits with broker-dealers and clearing organizations	6,140,000	5,503,000
Property, office facilities, and equipment, net	10,164,000	10,386,000
Software, net	5,949,000	5,911,000
Other intangible assets, net	393,000	908,000
Lease right-of-use assets	2,027,000	2,253,000
Investments, cost	2,520,000	2,000,000
Deferred tax assets	3,476,000	2,535,000
Goodwill	1,989,000	2,319,000
Total Assets	$597,142,000	$759,042,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Payables to customers	$229,309,000	$237,193,000
Payables to non-customers	6,000	7,000
Drafts payable	2,368,000	2,829,000
Payables to broker-dealers and clearing organizations	515,000	769,000
Accounts payable and accrued liabilities	5,963,000	4,523,000
Securities loaned	254,568,000	407,258,000
Securities sold, not yet purchased, at fair value	150,000	219,000
Other deferred revenue	65,000	70,000
Contract termination liability	405,000	819,000
Current portion of deferred contract incentive	960,000	960,000
Current portion of lease liabilities	1,011,000	1,086,000
Current portion of debt	5,092,000	5,091,000
Total Current liabilities	500,412,000	660,824,000

Deferred contract incentive, less current portion	3,360,000	3,600,000
Lease liabilities, less current portion	1,226,000	1,410,000
Debt, less current portion	4,024,000	4,048,000
Total Liabilities	509,022,000	669,882,000

Stockholders’ Equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 41,940,936 shares issued and 40,940,936 shares outstanding as of March 31, 2026, respectively. 41,435,936 shares issued and 40,435,936 shares outstanding as of December 31, 2025, respectively.	420,000	415,000
Treasury stock, at cost; 1,000,000 shares held as of both March 31, 2026 and December 31, 2025	(2,510,000)	(2,510,000)
Additional paid-in capital	46,967,000	46,040,000
Retained earnings	43,243,000	45,215,000
Total Stockholders’ equity	88,120,000	89,160,000

Total Liabilities and Stockholders’ Equity	$597,142,000	$759,042,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Commissions and fees	$2,325,000	$2,102,000
Interest, marketing and distribution fees	5,874,000	6,945,000
Principal transactions and proprietary trading	3,928,000	12,961,000
Market making	545,000	552,000
Stock borrow / stock loan	6,831,000	4,837,000
Advisory fees	1,010,000	748,000
Other income	1,384,000	774,000
Investment banking	1,573,000	—
Total Revenue	23,470,000	28,919,000

Expenses
Employee compensation and benefits	16,172,000	11,922,000
Clearing fees, including execution costs	597,000	454,000
Technology and communications	1,805,000	1,105,000
Other general and administrative	1,733,000	1,509,000
Data processing	1,286,000	949,000
Rent and occupancy	454,000	467,000
Professional fees	1,698,000	1,359,000
Depreciation and amortization	690,000	415,000
Goodwill impairment	330,000	—
Intangible asset impairment	454,000	—
Interest expense	218,000	89,000
Advertising and promotion	900,000	154,000
Total Expenses	26,337,000	18,423,000

Operating income (loss)	(2,867,000)	10,496,000

Income (loss) before provision for (benefit from) income taxes	(2,867,000)	10,496,000
Provision for (benefit from) income taxes	(895,000)	1,835,000
Net income (loss)	(1,972,000)	8,661,000
Less net loss attributable to noncontrolling interests	—	(3,000)
Net income (loss) available to common stockholders	$(1,972,000)	$8,664,000

Net income (loss) available to common stockholders per share of common stock
Basic and diluted	$(0.05)	$0.22

Weighted average shares outstanding
Basic and diluted	40,802,936	40,192,036

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares Issued	$0.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2025	41,120,936	$412,000	1,000,000	$(2,510,000)	$46,090,000	$40,094,000	$84,086,000	$1,006,000	$85,092,000
Share-based compensation	237,000	2,000	—	—	552,000	—	554,000	—	554,000
RISE Cash Distribution	—	—	—	—	—	—	—	(35,000)	(35,000)
Net income (loss)	—	—	—	—	—	8,664,000	8,664,000	(3,000)	8,661,000
Balance – March 31, 2025	41,357,936	$414,000	1,000,000	$(2,510,000)	$46,642,000	$48,758,000	$93,304,000	$968,000	$94,272,000

	Common Stock		Treasury Stock
	Number of Shares Issued	$0.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2026	41,435,936	$415,000	1,000,000	$(2,510,000)	$46,040,000	$45,215,000	$89,160,000	$—	$89,160,000
Share-based compensation	505,000	5,000	—	—	827,000	—	832,000	—	832,000
Transaction with FMR	—	—	—	—	100,000	—	100,000	—	100,000
Net loss	—	—	—	—	—	(1,972,000)	(1,972,000)	—	(1,972,000)
Balance – March 31, 2026	41,940,936	$420,000	1,000,000	$(2,510,000)	$46,967,000	$43,243,000	$88,120,000	$—	$88,120,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(1,972,000)	$8,661,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax expense (benefit)	(941,000)	777,000
Depreciation and amortization	690,000	415,000
Goodwill impairment	330,000	—
Intangible asset impairment	454,000	—
Loss on disposal of assets	83,000	—
FMR clearing arrangement (1)	100,000	—
Share-based compensation (2)	832,000	554,000
Interest related to contract termination liability payment	86,000	50,000

Changes in
Securities segregated for regulatory purposes	(3,178,000)	24,389,000
Receivables from customers	(4,483,000)	4,791,000
Receivables from non-customers	(114,000)	(195,000)
Receivables from and deposits with broker-dealers and clearing organizations	(6,508,000)	(2,223,000)
Securities borrowed	151,703,000	(68,551,000)
Securities owned, at fair value	(192,000)	(7,979,000)
Notes receivable	(2,000,000)	—
Prepaid expenses and other assets	(272,000)	(623,000)
Payables to customers	(7,884,000)	(20,207,000)
Payables to non-customers	(1,000)	(641,000)
Drafts payable	(461,000)	(276,000)
Payables to broker-dealers and clearing organizations	(254,000)	847,000
Accounts payable and accrued liabilities	1,368,000	(430,000)
Securities loaned	(152,690,000)	25,726,000
Securities sold, not yet purchased, at fair value	(69,000)	116,000
Net lease liabilities	(33,000)	(4,000)
Taxes payable / receivable	46,000	1,058,000
NFS business development credits	(240,000)	(213,000)
Other deferred revenue	(5,000)	—
Contract termination liability payment	(500,000)	(503,000)
Net cash used in operating activities	(26,105,000)	(34,461,000)

Cash Flows From Investing Activities
Purchase of office facilities and equipment	(67,000)	(63,000)
Purchase of software	(286,000)	(940,000)
Additions to property, office facilities, and equipment	(103,000)	(144,000)
Cash paid in investments at cost	(520,000)	—
Net cash used in investing activities	(976,000)	(1,147,000)

Cash Flows From Financing Activities
RISE cash distribution	—	(35,000)
Repayments of long-term debt	(23,000)	(23,000)
Net cash used in financing activities	(23,000)	(58,000)

Net change in cash and cash equivalents, and cash segregated for regulatory purposes	(27,104,000)	(35,666,000)
Cash and cash equivalents, and cash segregated for regulatory purposes - beginning of period	173,415,000	168,458,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of period	$146,311,000	$132,792,000

Reconciliation of cash, cash equivalents, and cash segregated for regulatory purposes
Cash and cash equivalents - end of period	16,157,000	25,713,000
Cash segregated for regulatory purposes - end of period	130,154,000	107,079,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of period	$146,311,000	$132,792,000

Supplemental cash flow information
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$132,000	$39,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

(1)	Refer to Note 1 – Organization and Basis of Presentation

(2)	Refer to Note 20 – Employee Benefit Plans for further detail.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Organization

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned subsidiaries:

●	Muriel Siebert & Co., LLC (“MSCO”) provides retail brokerage and investment banking services. MSCO is a Delaware limited liability company and broker-dealer registered with the SEC under the Exchange Act and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), Euroclear, the National Futures Association (“NFA”), and the Commodity Futures Trading Commission (“CFTC”).

●	Siebert AdvisorNXT, LLC (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940.

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC (“RISE”) is a Delaware limited liability company and broker-dealer registered with the SEC, CFTC, FINRA, SIPC, and NFA.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

●	Gebbia Media, LLC (“GM”) is a Florida limited liability company and provides management and promotion of sports and music talent, as well as in-house production and marketing for the Company.

●	Siebert Crypto, LLC (“SCRYP”) is a Delaware limited liability company formed to provide future digital asset-related services. SCRYP has not yet commenced business operations.

For purposes of this Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, STXD, GM, and SCRYP collectively, unless the context otherwise requires.

Effective December 2025, the Company formed SCRYP by filing a Certificate of Formation in the State of Delaware. As of March 31, 2026, SCRYP had not commenced any operations.

In April 2026, the Company formed Gebbia Holdings, LLC, and Gebbia Sports, LLC, by filing a Certificate of Formation with the Florida Department of State, Division of Corporations. Subsequent to these corporate actions, both Gebbia Media, LLC, and Gebbia Sports, LLC, are wholly owned subsidiaries of Gebbia Holdings, LLC. Gebbia Holdings, LLC, is a wholly owned subsidiary of the Company.

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

The Company operates two reportable segments, Financial Services, and Media, Sports and Entertainment. Financial Services is the Company’s primary segment and includes the Company’s broker-dealer and related financial services operations. Media, Sports and Entertainment includes the Company’s entertainment and sports management and related marketing, advertising, and production activities. All of the Company's revenues for the three months ended March 31, 2026 and 2025 were derived from its operations in the U.S.

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

In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring entries) necessary to fairly present such interim results. Interim results are not necessarily indicative of the results of operations which may be expected for a full year or any subsequent period. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s 2025 Form 10-K.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation. The reclassification had no impact on previously reported assets or liabilities and did not result in a change in revenue or net income for the periods presented.

Principles of Consolidation

The financial statements include the accounts of Siebert and its wholly-owned consolidated subsidiaries. Upon consolidation, all intercompany balances and transactions are eliminated.

For consolidated subsidiaries that are not wholly-owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income or loss attributable to noncontrolling interests for such subsidiaries is presented as net income or loss attributable to noncontrolling interests in the consolidated statements of operations. The portion of total equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests in the consolidated statements of financial condition. For the three months ended March 31, 2026, all subsidiaries are wholly-owned.

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2025 Form 10-K. During the three months ended March 31, 2026, except as set forth below, those policies were unchanged during the three months ended March 31, 2026.

Clearing Agreement and Warrant Agreement

During the first quarter of 2026, RISE entered into a clearing arrangement with Green Pier Fintech LLC (“Green Pier”), an indirect wholly owned subsidiary of Fidelity Management and Research LLC (“FMR”). In connection with the arrangement, on March 2, 2026, RISE issued FMR a warrant to purchase up to 700 LLC units, subject to vesting over three years, and entered into a related side letter. The Company concluded that the warrant, as modified by the side letter, is an equity-classified share-based payment award. Accordingly, the warrant is measured at fair value on the grant date and the warrant is not subject to subsequent remeasurements so long as they continue to meet criteria for equity classification over the requisite service period, with remeasurement at fair value at each reporting date until settlement, expiration, or forfeiture. The clearing arrangement is accounted for separately as an executory service arrangement, and related fees are recognized as incurred. The Company recognizes share-based compensation expense over the nonemployee’s vesting period as services are received. As of March 31, 2026, the Company recognized $100,000 of share-based compensation expense related to the warrant, which is included in the line item “Clearing fees, including execution costs”   on the statements of operations.

Investment in Equity Security

In the first quarter of 2025, the Company participated in a private placement and acquired restricted shares of a privately held U.S. company (the “Investment in Equity Security”). These shares were subject to restrictions on transferability and did not have a readily determinable fair value at the time of acquisition. On March 31, 2025, the issuer completed its initial public offering “(IPO”), and restricted shares owned by the Company converted into restricted publicly traded shares as part of the IPO process. These shares remained subject to resale restrictions and could not be sold unless a registration statement was filed with SEC or an applicable exemption from registration became available.

There was significant volatility in the price of the shares, and in the three months ended March 31, 2025, the Company recorded an unrealized gain of approximately $9.2 million as the per share price closed at $85.31 on March 31, 2025. In June 2025, after the lifting of contractual sale restrictions, the Company sold the majority of its Investment in Equity Security for an average price of $19.00 per share. The Company recognized a gain of $2.4 million related to this investment after selling our position. Additional details are provided in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.

2. New Accounting Standards

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), “2024-03”, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). The ASU is intended to enhance the transparency and decision usefulness of income statement expense disclosures by requiring greater disaggregation of certain expense categories. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and anticipates the amendments will require significant changes to the Company’s expense disclosures.

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

Accounting Standards Adopted in Fiscal 2026

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments-Credit Losses” (“ASU 2025-05”). The ASU is intended to provide an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. ASU 2025-05 will be effective for the Company for fiscal years beginning after December 15, 2025, and interim reporting periods, with early adoption permitted. The Company adopted the standard in the three months ended March 31, 2026 and the adoption of ASU 2025-05 did not have a material impact on its financial statements.

Other than the above, the Company did not adopt any new accounting standards during the three months ended March 31, 2026. In addition, the Company has evaluated other recently issued accounting standards and does not believe that any of these standards will have a material impact on the Company’s financial statements and related disclosures as of March 31, 2026.

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

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of March 31, 2026	As of December 31, 2025
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$14,956,000	$9,058,000
Goldman Sachs & Co. LLC ("GSCO")	69,000	66,000
National Financial Services, LLC (“NFS”)	2,289,000	2,162,000
Underwriting fees receivable	896,000	—
FMR(2)	50,000	—
Securities fail-to-deliver	210,000	556,000
Globalshares	76,000	55,000
Other receivables	266,000	407,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$18,812,000	$12,304,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$382,000	$437,000
Payables to broker-dealers	133,000	332,000
Total Payables to broker-dealers and clearing organizations	$515,000	$769,000

(1)	Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of both March 31, 2026 and December 31, 2025, MSCO had shares of DTCC common stock valued at approximately $1.4 million, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition. The share value is updated annually, as of February 26, 2026 and for the year ended December 31, 2025, based on the release of DTCC’s annual amended and restated shareholder agreement.

In September 2022, MSCO and RISE entered into a clearing agreement whereby RISE would introduce clients to MSCO. Refer to Note 21 – Related Party Disclosures for more detail.

(2)	In connection with its clearing arrangement with Green Pier, RISE is required to maintain a clearing deposit with the clearing broker. RISE funded an initial deposit of $50,000, which is held as collateral and may be applied against fees, losses, or other obligations arising under the agreement. The clearing broker may require RISE to post additional deposits from time to time based on RISE’s trading activity and assessed risk profile. Refer to Note 1 – Organization and Basis of Presentation for more detail.

5. Fair Value Measurements

Overview

ASC 820 defines fair value, establishes a framework for measuring fair value as well as a hierarchy of fair value inputs. Refer to the below as well as Note 2 – Summary of Significant Accounting Policies in the Company’s 2025 Form 10-K for further information regarding fair value hierarchy, valuation techniques and other items related to fair value measurements.

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

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$37,779,000	$—	$—	$37,779,000

Securities owned, at fair value
U.S. government securities	$16,666,000	$—	$—	$16,666,000
Certificates of deposit	—	113,000	—	113,000
Municipal securities	—	234,000	—	234,000
Corporate bonds	—	1,000	—	1,000
Equity securities	2,430,000	610,000	—	3,040,000
Total Securities owned, at fair value	$19,096,000	$958,000	$—	$20,054,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$150,000	$—	$—	$150,000
Total Securities sold, not yet purchased, at fair value	$150,000	$—	$—	$150,000

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$34,601,000	$—	$—	$34,601,000

Securities owned, at fair value
U.S. government securities	$16,654,000	$—	$—	$16,654,000
Certificates of deposit	—	113,000	—	113,000
Equity securities	3,001,000	94,000	—	3,095,000
Total Securities owned, at fair value	$19,655,000	$207,000	$—	$19,862,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$150,000	$—	$—	$150,000
Corporate bonds	—	1,000	—	1,000
Options	68,000	—	—	68,000
Total Securities sold, not yet purchased, at fair value	$218,000	$1,000	$—	$219,000

The Company had U.S. government securities with the market values and maturity dates for the periods indicated below.

As of March 31, 2026
Maturing in 2026	$37,292,000
Maturing in 2027	6,994,000
Maturing in 2028	9,920,000
Accrued interest	239,000
Total Market value	$54,445,000

As of December 31, 2025
Maturing in 2026	$44,135,000
Maturing in 2027	7,028,000
Accrued interest	92,000
Total Market value	$51,255,000

Financial Assets and Liabilities Not Carried at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value either due to their short-term nature, or in the case of long-term assets or liabilities, management has determined the difference in the carrying value and fair value is immaterial. The tables below represents financial instruments in which the ending balances as of March 31, 2026 and December 31, 2025 are not carried at fair value in the statements of financial condition:

	As of March 31, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$16,157,000	$16,157,000	$16,157,000	$—	$—
Cash – segregated for regulatory purposes	130,154,000	130,154,000	130,154,000	—	—
Securities borrowed	256,792,000	256,792,000	—	256,792,000	—
Receivables from customers	77,948,000	77,948,000	—	77,948,000	—
Receivables from non-customers	1,887,000	1,887,000	—	1,887,000	—
Receivables from broker-dealers and clearing organizations	12,672,000	12,672,000	—	12,672,000	—
Other receivables	4,469,000	4,469,000	—	4,469,000	—
Deposits with broker-dealers and clearing organizations	6,140,000	6,140,000	—	6,140,000	—
Total financial assets, not measured at fair value	$506,219,000	$506,219,000	$146,311,000	$359,908,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$254,568,000	$254,568,000	$—	$254,568,000	$—
Payables to customers	229,309,000	229,309,000	—	229,309,000	—
Payables to non-customers	6,000	6,000	—	6,000	—
Drafts payable	2,368,000	2,368,000	—	2,368,000	—
Payables to broker-dealers and clearing organizations	515,000	515,000	—	515,000	—
Debt	9,116,000	9,116,000	—	9,116,000	—
Contract termination liability	405,000	405,000	—	405,000	—
Total financial liabilities, not measured at fair value	$496,287,000	$496,287,000	$—	$496,287,000	$—

	As of December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$22,408,000	$22,408,000	$22,408,000	$—	$—
Cash – segregated for regulatory purposes	151,007,000	151,007,000	151,007,000	—	—
Securities borrowed	408,495,000	408,495,000	—	408,495,000	—
Receivables from customers	73,465,000	73,465,000	—	73,465,000	—
Receivables from non-customers	1,773,000	1,773,000	—	1,773,000	—
Receivables from broker-dealers and clearing organizations	6,801,000	6,801,000	—	6,801,000	—
Other receivables	4,522,000	4,522,000	—	4,522,000	—
Deposits with broker-dealers and clearing organizations	5,503,000	5,503,000	—	5,503,000	—
Total financial assets, not measured at fair value	$673,974,000	$673,974,000	$173,415,000	$500,559,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$407,258,000	$407,258,000	$—	$407,258,000	$—
Payables to customers	237,193,000	237,193,000	—	237,193,000	—
Payables to non-customers	7,000	7,000	—	7,000	—
Drafts payable	2,829,000	2,829,000	—	2,829,000	—
Payables to broker-dealers and clearing organizations	769,000	769,000	—	769,000	—
Debt	9,139,000	9,139,000	—	9,139,000	—
Contract termination liability	819,000	819,000	—	819,000	—
Total financial liabilities, not measured at fair value	$658,014,000	$658,014,000	$—	$658,014,000	$—

6. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of March 31, 2026	As of December 31, 2025
Property	$6,815,000	$6,815,000
Office facilities	4,510,000	4,544,000
Equipment	1,547,000	1,481,000
Total Property, office facilities, and equipment	12,872,000	12,840,000
Less accumulated depreciation	(2,708,000)	(2,454,000)
Total Property, office facilities, and equipment, net	$10,164,000	$10,386,000

Total depreciation expense for property, office facilities, and equipment was $309,000 and $242,000 for the three months ended March 31, 2026 and 2025, respectively.

Office facilities include leasehold improvements and furniture, fixtures and other physical components of the workplace environment. Leasehold improvements generally include build-outs and modifications made to leased office spaces such as interior construction, electrical and data infrastructure, and other enhancements made to prepare the facilities for the Company’s operational use. Additions to leasehold improvements were $69,000 and $123,000 for the three months ended March 31, 2026 and 2025, respectively.

Additions for furniture, fixtures, and other physical components of the workplace environment were $34,000 and $46,000, for the three months ended March 31, 2026 and 2025, respectively. Equipment additions for the three months ended March 31, 2026 and 2025 were $66,000 and $39,000, respectively.

7. Software, Net

Software consisted of the following as of the periods indicated:

	As of March 31, 2026	As of December 31, 2025
Software	$2,060,000	$2,052,000
Retail Platform	6,343,000	5,993,000
Total Software	8,403,000	8,045,000
Less accumulated amortization - Software	(1,619,000)	(1,516,000)
Less accumulated amortization – Retail Platform	(835,000)	(618,000)
Total Software, net	$5,949,000	$5,911,000

The Company works with various technology vendors to support the development of online platforms for the Company’s retail customer base and corporate services clients, a mobile retail trading application, as well as upgrades to the Company’s technological and operational infrastructure to support these platforms and future growth (“Retail Platform”). The total capitalized software development cost related to the Retail Platform was $6,343,000 as of March 31, 2026.

Software development totaling $190,000 and $3,580,000 of the Retail Platform were placed into service in the three months ended March 31, 2026 and 2025, respectively. Total amortization of software was $320,000 and $125,000 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company estimates the following future amortization of software assets:

Year	Amount
2026	$1,027,000
2027	1,426,000
2028	1,301,000
2029	1,269,000
2030 and after	926,000
Total	$5,949,000

8. Leases

As of March 31, 2026, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2026 through 2029. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the statements of financial condition and the below tables display further detail on the Company’s leases.

Lease Term and Discount Rate	As of March 31, 2026	As of December 31, 2025
Weighted average remaining lease term – operating leases (in years)	2.4	2.5
Weighted average discount rate – operating leases	7.6%	7.8%

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$328,000	$270,000
Short-term lease cost	48,000	100,000
Variable lease cost	78,000	97,000
Total Rent and occupancy	$454,000	$467,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$360,000	$267,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$—	$—

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of March 31, 2026 were as follows:

Year	Amount
2026	$875,000
2027	919,000
2028	632,000
2029	13,000
Remaining balance of lease payments	2,439,000
Less: difference between undiscounted cash flows and discounted cash flows	202,000
Lease liabilities	$2,237,000

In January 2026, the Company entered into a ten-year lease agreement for an office space located in West Hollywood, CA with a commencement date of July 2026. This branch office contains approximately 10,000 square feet of interior and exterior space, and the average annual rent is $681,000.

9. Goodwill and Other Intangible Assets, Net

Goodwill

As of March 31, 2026 and December 31, 2025, the Company’s carrying amount of goodwill was $1,989,000 and $2,319,000, respectively. As of March 31, 2026, $1,989,000 of the Company’s carrying amount of goodwill came from the Company’s acquisition of RISE and $330,000 came from the Company’s acquisition of GM. During the three months ended March 31, 2026, management identified indicators related to the Media, Sports, and Entertainment reporting unit, including the reporting unit’s operating results, revised outlook, and changes in market capitalization.

As a result, the Company performed a quantitative goodwill impairment assessment for the Media, Sports and Entertainment reporting unit. Based on this assessment, management concluded that the carrying amount of the reporting unit exceeded its fair value by an amount greater than the goodwill assigned to the reporting unit. The analysis indicated that the estimated fair value of the reporting unit was below its updated carrying amount as of March 31, 2026.

The decline in fair value was primarily attributable to higher start-up, artist-development, marketing, production, personnel, and infrastructure costs than originally anticipated, as well as fewer artist/talent contracts and related revenue-generating opportunities materializing than initially projected. These factors reduced forecasted cash flows and delayed the reporting unit’s expected path to profitability. The discounted cash flow analysis included significant assumptions related to revenue growth, timing of artist/talent contract activity, artist-development and production costs, marketing spend, personnel costs, expected timing of profitability, and the discount rate. The fair value estimate is sensitive to changes in these assumptions, including the timing and amount of future revenue-generating opportunities and the reporting unit’s ability to scale operating costs.

Accordingly, the Company recorded a noncash goodwill impairment charge of $330,000 during the three months ended March 31, 2026, representing the full carrying amount of goodwill assigned to the Media, Sports, and Entertainment reporting unit. The impairment charge is included in the line item “Goodwill impairment” in the statements of operations. The Company also evaluated its Financial Services reporting unit and concluded that no impairment existed as of March 31, 2026.

Other Intangible Assets, Net

As a result of the Company’s acquisition of GM in 2024, the Company acquired an intangible asset consisting of a GM artist contract, the fair value of which was $778,000 as of the acquisition date. Amortization commenced upon acquisition and is recognized over its estimated useful life of 4 years. Amortization expense for this intangible asset was $48,000 for both the three months ended March 31, 2026 and 2025.

On April 30, 2025, the Company acquired certain assets from BMLG related to music masters, including associated copyrights and artwork. The acquisition was accounted for as an asset purchase, in accordance with ASC 805, Business Combinations, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset which is the recorded masters. The entire cost of $441,000 was allocated to the recorded masters intangible asset, which is amortized on a straight-line basis over an estimated useful life of 8.5 years, reflecting the contractual licensing periods with the artists. Amortization expense for this intangible asset was $13,000 for the three months ended March 31, 2026.

As of March 31, 2026, the Company estimates the following future amortization of its intangible assets:

Year	Amount
2026	$39,000
2027	52,000
2028	52,000
2029	52,000
2030 and after	198,000
Total	$393,000

During the three months ended March 31, 2026, the Company identified indicators of impairment related to the GM artist contract intangible asset associated with the Media, Sports and Entertainment reporting unit, primarily due to changes in the expected economics of the related artist contract and lower-than-expected performance of related revenue opportunities. These factors reduced projected cash flows, and the Company performed a recoverability assessment under ASC 360.

Based on the assessment, the Company determined that the carrying amount of the asset was not recoverable and recorded a noncash impairment charge of $454,000, representing the full remaining net carrying amount of the affected asset. The impairment charge is included in “Intangible asset impairment” in the statements of operations, and following the impairment, no remaining carrying value was assigned to the affected asset.

10. Investments, Cost

In the second quarter of 2025, the Company made strategic investments for a total of $2.0 million in Fusion IQ, a cloud-native digital wealth management platform for financial advisors and institutions. As of March 31, 2026, the Company maintained a 4% ownership interest in FusionIQ. As part of its investment in FusionIQ, the Company has certain voting rights as protective provisions requiring the Company’s consent to amend the operating agreement, pay dividends, incur indebtedness in excess of $750,000 or enter into a related party transaction of $100,000 or more. The investment does not have a readily determinable fair value since FusionIQ is a private company and its shares are not publicly traded. Accordingly, the Company elected the measurement alternative under ASC 321, whereby the investment is measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer.

In December 2025, Fusion IQ issued a convertible promissory note to the Company in the principal amount of $350,000. The note accrues interest at a simple annual rate of 12% from the date of issuance. The principal balance and accrued interest are payable at any time on or after the one-year anniversary of the issuance date, at the election of FusionIQ or upon demand by the holder, unless earlier converted into equity interests. As of both March 31, 2026 and December 31, 2025, the Company recorded $2.0 million in “Investments, cost” and $350,000 in “Notes receivables” on the statements of financial condition related to these transactions. As of March 31, 2026, management concluded that its investment in FusionIQ was not impaired and that no additional events or changes in circumstances were identified that could have a significant effect on the original valuation of the investment.

In the first quarter of 2026, the Company made a $2.5 million investment in Arqitech, Inc. (“Arqitech”), consisting of $0.5 million in common stock and $2.0 million in debt. Arqitech is an institutional-grade, non-custodial digital asset infrastructure platform that provides on-chain settlement, cross-chain execution, and decentralized financial technology solutions for regulated financial institutions. As part of the investment, the Company expects to receive repayment of $2.0 million of debt commencing in July 2026. As of March 31, 2026, the Company recorded $0.5 million in “Investments, cost” and $2.0 million in “Notes receivables” on the statements of financial condition related to this investment.

11. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company purchased the Miami office building for approximately $6.8 million, and the Company entered into a mortgage with East West Bancorp, Inc. (“East West Bank”) for approximately $4 million to finance part of the purchase of the Miami office building as well as $338,000 to finance part of the build out of the Miami office building. As of March 31, 2026 and December 31, 2025, the Company’s outstanding balance of the mortgage was $4,116,000 and $4,140,000, respectively.

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate will be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of March 31, 2026, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of March 31, 2026 were as follows:

Year	Amount
2026	$68,000
2027	95,000
2028	98,000
2029	112,000
2030	117,000
Thereafter	3,626,000
Total	$4,116,000

The interest expense related to this mortgage was $37,000 and $38,000 for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, the interest rate for this mortgage was 3.6%.

12. Deferred Contract Incentive

Effective August 1, 2021, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extended the term of the arrangement for an additional four-year period ending July 31, 2025. Under this amendment, the Company received a one-time business development credit of $3.0 million and four annual credits of $100,000. These amounts were recorded in the line item “Deferred contract incentive” on the statements of financial condition and were recognized as contra expense within “Clearing fees, including execution costs” on the statements of operations - the business development credit over four years and the annual credits over one year. The 2021 amendment term was completed as of July 31, 2025 and there were no early termination fees recognized during the period of this arrangement.

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

In relation to these agreements, the Company recognized $240,000 and $213,000 in contra expense for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026 and December 31, 2025, the balance of the deferred contract incentive was approximately $4.3 million and $4.6 million, respectively.

13. Revenue Recognition

Refer to Note 2 – Summary of Significant Accounting Policies in Company’s 2025 Form 10-K for detail on the Company’s primary sources of revenue and the corresponding accounting treatment. There were no significant changes to the Company’s accounting policies for the three months ended March 31, 2026 for revenue recognition.

Disaggregation of Revenue

The Company generated a significant portion of its revenue from financial instruments comprising of margin revenue, securities lending, principal transactions and proprietary trading, and interest revenue. These net interest and other revenues are not within the scope of Topic 606, because they are generated from financial instruments covered by various other areas of GAAP. Market making activities are not within the scope of Topic 606, as they do not meet the definition of a contract with a customer under the standard. Consequently, revenue and expenses related to market making activity are accounted for separately and not included in the revenue figures presented in accordance with Topic 606.

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

	Three Months Ended March 31,
	2026	2025
Revenues from Contracts with Customers
Principal transactions and proprietary trading
Riskless principal transactions with customers	$4,236,000	$3,740,000

Commissions and fees
Brokerage commissions	1,798,000	1,543,000
Distribution fees	392,000	357,000
Insurance commissions	135,000	202,000

Interest, marketing and distribution fees
Marketing and distribution fees	639,000	500,000

Stock borrow / stock loan
Retail fees (rebates)	9,000	6,000
Stock locate services	4,859,000	4,032,000

Advisory fees	1,010,000	748,000

Other income
Administrative fees	387,000	431,000
Payment for order flow	654,000	343,000
Music and artist services revenue	248,000	—
NIL revenue	95,000	—

Investment Banking
Underwriting fees	1,348,000	—
Financial advisory fees	225,000	—

Total Revenues from contracts with customers	$16,035,000	$11,902,000

Revenue Outside the Scope of Topic 606
Principal transactions and proprietary trading
Proprietary trading	(308,000)	(12,000)
Proprietary trading - equity investment	—	9,233,000

Interest, marketing and distribution fees
Margin interest	2,833,000	3,395,000
Interest income	2,402,000	3,050,000

Stock borrow / stock loan
Stock rebate revenue	1,963,000	799,000

Market making	545,000	552,000

Total Revenue outside the scope of Topic 606	7,435,000	17,017,000

Total Revenue	$23,470,000	$28,919,000

14. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2026, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of investments that are expected to generate capital losses when realized.

For the three months ended March 31, 2026, the Company recorded an income tax benefit of $895,000 on pre-tax book loss of $2,867,000. The effective tax rate for the three months ended March 31, 2026 was 31%. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

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

As of both March 31, 2026 and December 31, 2025, the Company recorded an uncertain tax position of $63,000 related to various tax matters, which is included in the line item “Taxes receivable” in the statements of financial condition.

15. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of March 31, 2026, MSCO’s net capital was $56.2 million, which was approximately $54.4 million in excess of its required net capital of $1.8 million, and its percentage of aggregate debit balances to net capital was 62.48%.

As of December 31, 2025, MSCO’s net capital was $61.7 million, which was approximately $60.0 million in excess of its required net capital of $1.7 million, and its percentage of aggregate debit balances to net capital was 72.52%.

MSCO is also subject to CFTC’s minimum financial requirements which require that the Company maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1. As of March 31, 2026, MSCO’s net capital was $56.2 million, which was approximately $56.2 million in excess of its required net capital of $45,000.

As of December 31, 2025, MSCO’s net capital was $61.7 million, which was approximately $61.7 million in excess of its required net capital of $45,000.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers.

As of March 31, 2026, MSCO had cash and securities deposits of $165.4 million (cash of $127.6 million, securities with a fair value of $37.8 million) in the special reserve accounts which was $8.4 million in excess of the deposit requirement of $157.0 million. After adjustments for deposit(s) and / or withdrawal(s) made on April 1, 2026, MSCO had $1.4 million in excess of the deposit requirement.

As of December 31, 2025, MSCO had cash and securities deposits of $184.3 million (cash of $149.7 million, securities with a fair value of $34.6 million) in the special reserve accounts which was $15.1 million in excess of the deposit requirement of $169.2 million. MSCO made no subsequent deposits or withdrawals on January 2, 2026.

As of March 31, 2026, MSCO was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of March 31, 2026, MSCO had $2.5 million in the special reserve account which was approximately $1.5 million in excess of the deposit requirement of approximately $1.0 million. After adjustments for deposit(s) and / or withdrawal(s) made on April 1, 2026, MSCO had $0.2 million in excess of the deposit requirement.

As of December 31, 2025, MSCO had $1.3 million in the special reserve account which was approximately $0.2 million in excess of the deposit requirement of approximately $1.1 million. MSCO made no subsequent deposits or withdrawals on January 2, 2026.

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

As of March 31, 2026, RISE’s net capital was approximately $1.2 million which was approximately $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1 and approximately $1.1 million in excess of its minimum requirement of $45,000 under CFTC 1.17.

As of December 31, 2025, RISE’s net capital was approximately $1.2 million which was approximately $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1 and approximately $1.1 million in excess of its minimum requirement of $45,000 under CFTC 1.17.

16. Financial Instruments with Off-Balance Sheet Risk

The Company enters into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and is, therefore, subject to varying degrees of market and credit risk. Refer to the below as well as Note 18 – Financial Instruments with Off-Balance Sheet Risk in the Company’s 2025 Form 10-K for further information.

As of March 31, 2026, the Company had margin loans extended to its customers of approximately $392.0 million, of which $77.9 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2025, the Company had margin loans extended to its customers of approximately $378.9 million, of which $73.5 million is in the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three months ended March 31, 2026 and 2025.

The following table presents information about the Company’s securities borrowing and lending activity depicting the potential effect of rights of setoff between these recognized assets and liabilities.

	As of March 31, 2026
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV - Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$256,792,000	$—	$256,792,000	$254,374,000	$2,418,000
Liabilities
Securities loaned	$254,568,000	$—	$254,568,000	$252,308,000	$2,260,000

	As of December 31, 2025
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV - Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$408,495,000	—	$408,495,000	$391,168,000	$17,327,000
Liabilities
Securities loaned	$407,258,000	—	$407,258,000	$389,817,000	$17,441,000

(1)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff. The Company did not net any securities borrowed or securities loaned as of March 31, 2026 or December 31, 2025.

(2)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements.

(3)	Represents the total contract value as presented in the financial statements less the fair market value of the collateral received or pledged.

17. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(1,972,000)	$8,661,000
Less net income (loss) attributable to noncontrolling interests	—	(3,000)
Net income (loss) available to common stockholders	$(1,972,000)	$8,664,000

Weighted-average common shares outstanding - basic	40,802,936	40,192,036
Dilutive effect of unvested shares	139,950	42,988
Weighted-average common shares used to compute diluted loss per share	40,942,886	40,235,024

Net income (loss) per share attributable to common stockholders:
Basic	$(0.05)	$0.22
Diluted	$(0.05)	$0.22

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting the weighted-average number of common shares outstanding for the potential dilutive effect of securities, if applicable. For the three months ended March 31, 2026 and 2025, the Company had 805,000 and 300,000 antidilutive shares outstanding, respectively. These restricted stock units were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

18. Commitments, Contingencies, and Other

Legal and Regulatory Matters

In the normal course of business, the Company may be subject to various proceedings and claims arising from its business activities, including lawsuits, arbitration claims and regulatory matters. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the business, which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages. In the Company’s opinion, based on currently available information, the ultimate resolution of current matters will not have a material adverse impact on the Company’s financial position and results of operations as of March 31, 2026. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

Overnight Financing

As of both March 31, 2026 and December 31, 2025, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on the line of credit. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense for this credit line was $0 and $1,000 for the three months ended March 31, 2026 and 2025, respectively. There was a commitment fee of $3,000 and $2,000 associated with the utilization of this credit line for the three months ended March 31, 2026 and 2025, respectively.

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

Borrowings under the BMO Credit Agreement bears interest on the outstanding daily balance at a rate of interest per annum equal 2.5% plus the greater of: (a) Term SOFR for such day plus 0.11448% and (b) Federal Funds Target Range – Upper Limit and (c) 0.25%. The annual commitment fee is equal to one half of one percent (0.50%) of the average daily unused portion of the commitment of $20,000,000. The BMO Credit Agreement contains customary affirmative covenants and negative covenants and requires MSCO maintain minimum total regulatory capital of $45,000,000, excess net capital of 20,000,000, assets to total regulatory capital ratio of not more than 5.0 to 1.0, and a minimum liquidity ratio of not less than 1.0. The Company was in compliance with the requirements of the BMO credit agreement as of March 31, 2026.

There was no interest expense for the BMO Credit Agreement for the three months ended March 31, 2026 or 2025. The Company incurred commitment fees of $26,000 and $21,000 for the three months ended March 31, 2026 and 2025, respectively.

EWB Credit Agreement

On August 15, 2024, the Company entered into a Loan and Security Agreement (the “EWB Credit Agreement”) with East West Bank (“EWB”), a California banking corporation, dated as of July 29, 2024. The EWB Credit Agreement provides for a revolving credit facility of up to $20,000,000. The maturity date of the EWB Credit Agreement is July 29, 2027. The Company may use any borrowings under the EWB Credit Agreement for acquisitions, stock buybacks, and for general corporate purposes in an amount not to exceed $10,000,000. Obligations under the EWB Credit Agreement are guaranteed by John J. Gebbia, the Company’s Chief Executive Officer, Gloria E. Gebbia, a Director of the Company, and John J. Gebbia and Gloria E. Gebbia, as co-trustees of the John and Gloria Living Trust. The amount outstanding related to the EWB Credit Agreement was $5 million as of both March 31, 2026, and December 31 2025. The interest expense for this credit line was $95,000 and $0 for the three months ended March 31, 2026 and 2025, respectively.

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

Shelf Registration Statement and At the Market Offering

The Company’s shelf registration statement on Form S-3 and related Sales Agreement were previously disclosed in the 2025 Form 10-K. No shares were sold under the Sales Agreement during the three months ended March 31, 2026. As of the filing date of this Report, because the Company’s public float is below $75.0 million, future primary offerings on Form S-3 are subject to the limitations of General Instruction I.B.6 of Form S-3 known as the “baby shelf rules”.

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

For the three months ended March 31, 2026 and 2025, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

Media Partnership

On March 4, 2026, the Company entered into a media partnership agreement with a multimedia news platform operator for sponsored programming, branded financial content, and promotional integrations over a term of approximately 50 weeks, commencing March 16, 2026. The total contract value is $1.0 million, payable in a combination of cash and shares of the Company’s common stock, with a portion payable in advance. The agreement is non-cancellable.

The Company recognizes advertising expense as the related services are received. For the three months ended March 31, 2026, the Company recognized approximately $100,000 of advertising expense, which is included in “Advertising and promotion” in the statements of operations. In addition, the Company recorded approximately $200,000 of prepaid advertising for amounts paid in advance, which is included in “Prepaid expenses and other assets” in the statements of financial condition.

General Contingencies

The Company’s general contingencies are included in Note 20 – Commitments, Contingencies, and Other in the Company’s 2025 Form 10-K. Other than the below, there have been no material updates to the Company’s general contingencies during the three months ended March 31, 2026.

The Company is self-insured with respect to employee health claims. As part of this plan, the Company recognized expenses of $416,000 and $385,000 for the three months ended March 31, 2026 and 2025, respectively.

The Company had an accrual of $94,000 and $71,000 as of March 31, 2026 and December 31, 2025, respectively, which represents the estimate of future expense to be recognized for claims incurred during the periods.

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

The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer and evaluates segment performance and allocates resources using operating income, which represents the Company’s measure of segment profit or loss (the “Segment Measure”). The CODM also considers excess net capital as an operational metric in maintaining capital adequacy. Although asset information is provided to the CODM, segment performance is not evaluated based on asset measures; therefore, segment asset disclosures are not presented.

In accordance with ASC Topic 280, the Company discloses significant expense categories that are regularly reviewed by the CODM.

Three Months Ended March 31, 2026	Financial Services	Media, Sports and Entertainment	Total
Commissions and fees	$2,325,000	$—	$2,325,000
Interest, marketing and distribution fees	5,874,000	—	5,874,000
Principal transactions and proprietary trading	3,928,000	—	3,928,000
Investment banking	1,573,000	—	1,573,000
Market making	545,000	—	545,000
Stock borrow / stock loan	6,831,000	—	6,831,000
Advisory fees	1,010,000	—	1,010,000
Other income	1,041,000	—	1,041,000
Music and artist services revenue	—	248,000	248,000
NIL revenue	—	95,000	95,000
Total Revenue	23,127,000	343,000	23,470,000

Significant segment expenses:
Employee compensation and benefits	15,643,000	529,000	16,172,000
Clearing fees, including execution costs	597,000	—	597,000
Technology and communications	1,799,000	6,000	1,805,000
Other general and administrative	1,395,000	160,000	1,555,000
Data processing	1,286,000	—	1,286,000
Rent and occupancy	417,000	37,000	454,000
Professional fees	1,617,000	81,000	1,698,000
Depreciation and amortization	677,000	13,000	690,000
Goodwill impairment	—	330,000	330,000
Intangible asset impairment	—	454,000	454,000
Interest expense	218,000	—	218,000
Advertising and promotion	580,000	320,000	900,000
Music production, manufacturing and distribution	—	178,000	178,000
Total Expenses	24,229,000	2,108,000	26,337,000

Operating loss	$(1,102,000)	$(1,765,000)	$(2,867,000)

Three Months Ended March 31, 2025	Financial Services	Media, Sports and Entertainment	Total
Commissions and fees	$2,102,000	$—	$2,102,000
Interest, marketing and distribution fees	6,945,000	—	6,945,000
Principal transactions and proprietary trading	12,961,000	—	12,961,000
Investment banking	—	—	—
Market making	552,000	—	552,000
Stock borrow / stock loan	4,837,000	—	4,837,000
Advisory fees	748,000	—	748,000
Other income	774,000	—	774,000
Music and artist services revenue	—	—	—
NIL revenue	—	—	—
Total Revenue	28,919,000	—	28,919,000

Significant segment expenses:
Employee compensation and benefits	11,922,000	—	11,922,000
Clearing fees, including execution costs	454,000	—	454,000
Technology and communications	1,105,000	—	1,105,000
Other general and administrative	1,499,000	10,000	1,509,000
Data processing	949,000	—	949,000
Rent and occupancy	451,000	16,000	467,000
Professional fees	1,344,000	15,000	1,359,000
Depreciation and amortization	415,000	—	415,000
Interest expense	89,000	—	89,000
Advertising and promotion	154,000	—	154,000
Music production, manufacturing and distribution	—	—	—
Total Expenses	18,382,000	41,000	18,423,000

Operating income (loss)	$10,537,000	$(41,000)	$10,496,000

20. Employee Benefit Plans

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees (“401(k) plan”). Participant contributions to the 401(k) plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. For 401(k) employee contribution matching, the Company incurred expense of $186,000 and $152,000 for the three months ended March 31, 2026 and 2025, respectively.

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

On November 18, 2025, at the Annual Shareholder Meeting, shareholders approved an amendment and restatement of the Plan (the “Amended Plan”) to increase the number of shares available and reserved for issuance to 5,000,000. As of March 31, 2026, 2,194,000 shares remained available for issuance under the Amended Plan.

The table below presents the Plan awards granted and the related fair values for the three months ended March 31, 2026.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,350,000	$2.77
Granted	185,000	3.10
Vested	(505,000)	2.86
Nonvested as of March 31, 2026	1,030,000	$2.78

As of March 31, 2026, there was $2,623,000 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted average period of 3.21 years.

The Company recognized stock-based compensation expense of $832,000 and $554,000 for the three months ended March 31, 2026 and 2025, respectively, which is included in the line item “Employee compensation and benefits”. The Company did not capitalize any stock-based compensation expense for the three months ended March 31, 2026 and 2025.

21. Related Party Disclosures

KCA

KCA owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., Inc.” and “Siebert” within business activities, which expires in 2026. The Company did not pass through any costs for the use of these names for either the three months ended March 31, 2026 and 2025.

KCA has earned no profit for providing any services to the Company as KCA passed through any revenue or expenses to the Company’s subsidiaries for the three months ended March 31, 2026 and 2025.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $23,000 and $6,000 for the three months ended March 31, 2026 and 2025, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

The three sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $1,028,000 and $872,000 for the three months ended March 31, 2026 and 2025, respectively. Part of their compensation includes payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company, to purchase 403,780 shares of common stock of the Company held by Gloria E. Gebbia at an exercise price of $2.15 per share. Refer to Note 6 - Kakaopay Transaction in the Company’s 2025 Form 10-K for further information.

Gebbia Sullivan County Land Trust

The Company operates on a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For the three months ended March 31, 2026 and 2025, rent expense was $10,000 and $15,000 respectively for this branch office. In March 2026, the Gebbia Sullivan County Land Trust terminated the lease agreement with the Company.

EWB Credit Agreement

On August 15, 2024, the Company entered into the EWB Credit Agreement with East West Bank whereby John J. Gebbia and Gloria E. Gebbia, along with the John and Gloria Living Trust, guarantee the Company’s obligations under the EWB Credit Agreement. Refer to Note 18 - Commitments, Contingencies, and Other for more information.

Kakaopay and Affiliates

On April 27, 2023, the Company entered into a Stock Purchase Agreement with Kakaopay Corporation (“Kakaopay”), pursuant to which the Company issued to Kakaopay 8,075,607 shares of the Company’s common stock at a per share price of Two Dollars Fifteen Cents ($2.15). Refer to Note 6 – Kakaopay Transaction in the Company’s 2025 Form 10-K for further information.

MSCO entered into an agreement whereby it would provide an omnibus trading account for Kakaopay’s subsidiary, Kakaopay Securities Corp., and provide trade execution services to Kakaopay Securities Corp., subject to compliance with applicable U.S. laws, rules and regulations. The Company has earned approximately $177,000 and $0, respectively, during the three months ended March 31, 2026 and 2025, in relation to this agreement.

RISE

MSCO and RISE have a clearing agreement whereby RISE introduces clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.0 and $1.1 million in its brokerage account at MSCO as of March 31, 2026 and December 31 2025, respectively. The resulting asset of RISE and liability of MSCO is eliminated in consolidation. There was an interest expense of $8,000 and $9,000 related to this clearing agreement for the three months ended March 31, 2026 and 2025 respectively.

On October 28, 2025, the Company purchased the remaining 32% interest in RISE for $3.7 million from members of the Gebbia family and employees of the Company. Upon completion of the transaction, RISE became a wholly-owned subsidiary of Siebert. Refer to Note 5 - RISE in the Company’s 2025 Form 10-K for further information.

22. Subsequent Events

The Company has evaluated events that have occurred subsequent to March 31, 2026 and through May 15, 2026, the date of the filing of this Report.

Based on the Company’s assessment, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying financial statements and related notes included under Part I, Item 1 of this Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our 2025 Form 10-K, particularly in Part I, Item 1A – Risk Factors.

Overview

We are primarily a financial services company and provide a wide variety of financial services to our clients. We operate in business lines such as retail brokerage, investment advisory, insurance, and technology development through our wholly-owned subsidiaries. We also operate a media, sports and entertainment business, although financial services remains our primary business.

Results in the businesses in which we operate are highly correlated to general economic conditions and, more specifically, for our financial services businesses, to the direction of the U.S. equity and fixed-income markets. Market volatility, overall market conditions, interest rates, economic, political, and regulatory trends, industry competition, and, with respect to our media, sports and entertainment business, consumer demand for music and entertainment content, are among the factors which could affect us and which are unpredictable and beyond our control. These factors affect the financial decisions made by market participants who include investors and competitors, impacting their level of participation in the financial markets.

In addition, in periods of reduced financial market activity, or lower revenue generation from our developing business lines, profitability is likely to be adversely affected because certain expenses remain relatively fixed, including salaries and related costs, as well as portions of communications costs and occupancy expenses. Accordingly, earnings for any period should not be considered representative of earnings to be expected for any other period.

Financial Overview

In the three months ended March 31, 2026, loss per share was $0.05, compared to earnings per share of $0.22 in the prior-year period. In the first quarter of 2026, our revenues were $23.5 million and operating loss before taxes was $2.9 million, compared to revenues of $28.9 million and operating income of $10.5 million in the prior-year period.

For the three months ended March 31, 2026, our results compared to the prior-year period reflected continued growth in certain business lines, including stock borrow / stock loan and investment banking, offset by lower interest-related revenue, higher operating expenses, impairment of goodwill and an intangible asset related to our Media, Sports, and Entertainment segment, and the $9.2 million unrealized gain recognized during the prior-year period related to our Investment in Equity Security.

During the three months ended March 31, 2026, we continued to invest in the expansion of our business lines and supporting infrastructure, which contributed to higher personnel expenses, commission and payout expenses, technology costs, advertising and promotion expense, and costs associated with the growth of expenses associated with music production, artist development, marketing, distribution, and related operations. These increases were partially offset by higher revenues from stock borrow / stock loan activities and investment banking fees, and the impairment expenses detailed in the sections below. The year-over-year comparison was significantly impacted by the $9.2 million unrealized gain recognized during the three months ended March 31, 2025. See “Investment in Equity Security,” “Segments,” and “Statements of Operations and Financial Condition” below for further discussion of the significant factors affecting our results.

Investment in Equity Security

In the first quarter of 2025, we participated in a private placement and acquired restricted shares of a privately held U.S. company (the “Investment in Equity Security”). These shares were subject to restrictions on transferability and did not have a readily determinable fair value at the time of acquisition. On March 31, 2025, the issuer completed its initial public offering “(IPO”), and our restricted shares converted into restricted publicly traded shares as part of the IPO process. These shares remained subject to resale restrictions and could not be sold unless a registration statement was filed with SEC or an applicable exemption from registration became available. Additional details are provided in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.

There was significant volatility in the price of the shares, and in the three months ended March 31, 2025, we recorded an unrealized gain of approximately $9.2 million as the price per share closed at $85.31 on March 31, 2025. After the lifting of contractual sale restrictions, we sold the majority of our Investment in Equity Security for an average price of $19.00 per share. We recognized a net gain of $2.4 million related to this investment following the sale of our position.

Green Pier Clearing Agreement

RISE executed a fully disclosed clearing agreement with Green Pier, an indirect wholly-owned subsidiary of FMR, effective February 27, 2026. We believe the relationship will provide access to advanced clearing infrastructure and technology solutions that enhance operational capabilities, scalability, and system reliability, supporting the development and execution of RISE’s broker-dealer activities. Refer to Note 1 - Organization and Basis of Presentation for further information.

Arqitech Investment

In the first quarter of 2026, we made a strategic investment in Arqitech. Arqitech is an institutional-grade, non-custodial digital asset infrastructure platform that provides on-chain settlement, cross-chain execution, and decentralized financial technology solutions for regulated financial institution to support its broader technology and digital asset initiatives. We believe this investment provides exposure to institutional-grade digital asset infrastructure and anticipates it will support future growth and strategic opportunities.

Media Partnership

On March 4, 2026, we entered into an agreement with a multimedia news platform operator for $1 million for a media partnership designed to support marketing and promotional initiatives related to our products and services.

Segments

We manage our business through the following reportable segments:

●	Financial Services

●	Media, Sports, and Entertainment

Segment results are evaluated based on operating income, which reflect the manner in which management assesses performance and allocates resources.

Financial Services

	Three Months Ended March 31,
	2026	2025
Commissions and fees	$2,325,000	$2,102,000
Interest, marketing and distribution fees	5,874,000	6,945,000
Principal transactions and proprietary trading	3,928,000	12,961,000
Investment banking	1,573,000	—
Market making	545,000	552,000
Stock borrow / stock loan	6,831,000	4,837,000
Advisory fees	1,010,000	748,000
Other income	1,041,000	774,000
Total Revenue	23,127,000	28,919,000

Significant segment expenses:
Employee compensation and benefits	15,643,000	11,922,000
Clearing fees, including execution costs	597,000	454,000
Technology and communications	1,799,000	1,105,000
Other general and administrative	1,395,000	1,499,000
Data processing	1,286,000	949,000
Rent and occupancy	417,000	451,000
Professional fees	1,617,000	1,344,000
Depreciation and amortization	677,000	415,000
Interest expense	218,000	89,000
Advertising and promotion	580,000	154,000
Total Expenses	24,229,000	18,382,000

Operating income (loss)	$(1,102,000)	$10,537,000

Results in the Financial Services segment were impacted by continued growth in certain business lines, including stock borrow / stock loan and investment banking, which were more than offset by lower interest-related revenue and higher operating expenses.

The results were significantly impacted by a $9.2 million unrealized gain recognized during the three months ended March 31, 2025 related to our investment in an equity security. This gain significantly affected year-over-year comparability, and is detailed further in the section above titled “Investment in Equity Security.”

Other than the above, the primary factors impacting results in the Financial Services segment included the following:

●	Higher stock borrow / stock loan revenues, driven by higher activity levels in that business line.

●	Higher investment banking revenues, primarily due to increased investment banking fee activity.

●	Lower interest-related revenue, primarily due to a decline in interest rates compared to the prior-year period.

●	Higher commission and payout expenses, primarily associated with increased investment banking and stock borrow / stock loan revenue.

●	Higher personnel expenses, driven by the continued expansion of our business lines.

●	Higher technology costs, reflecting continued investment in platforms, infrastructure, and technology initiatives.

●	Higher advertising and promotion expense, reflecting increased marketing, brand, and business development spend.

Media, Sports and Entertainment

	Three Months Ended March 31,
	2026	2025
Music and artist services revenue	$248,000	$—
NIL revenue	95,000	—
Total Revenue	343,000	—

Significant segment expenses:
Employee compensation and benefits	529,000	—
Technology and communications	6,000	—
Other general and administrative	160,000	10,000
Rent and occupancy	37,000	16,000
Professional fees	81,000	15,000
Depreciation and amortization	13,000	—
Goodwill impairment	330,000	—
Intangible asset impairment	454,000	—
Advertising and promotion	320,000	—
Music production, manufacturing and distribution costs	178,000	—
Total Expenses	2,108,000	41,000

Operating income (loss)	$(1,765,000)	$(41,000)

Results in the Media, Sports and Entertainment segment were impacted by continued investment in the growth of the Company’s music production, marketing, distribution, artist development, and related operations. The segment did not contribute positively to operating results during the three months ended March 31, 2026 or March 31, 2025, which management believes is consistent with the development stage of the business.

The primary factors impacting results in the Media, Sports and Entertainment segment included the following:

●	Personnel and related employee costs associated with building the segment’s operating capabilities and the growth of the business.

●	Continued expenses associated with the growth of music production and operations

●	NIL-related revenue and associated commission payout expenses, which represented a smaller component of segment activity during the period.

●	Increased investment in artist development, including enhanced content production, marketing initiatives, and promotional activities to support emerging talent.

●	Continued investment in catalogue and brand development, as management seeks to build a foundation for future recorded music, streaming, licensing, servicing, and other revenue opportunities.

●	Impairment charges, including goodwill impairment related to the Media, Sports and Entertainment reporting unit and intangible asset impairment related to a specific artist contract intangible asset.

A portion of the segment’s costs are fixed or semi-fixed in nature, including personnel, administrative support, and certain infrastructure costs associated with building the segment’s operating platform. Other costs, including distribution and manufacturing-related expenses, artist development, content production, marketing, promotion, and commission payout expenses associated with NIL-related revenues, may vary based on the number of artists, releases, campaigns, NIL arrangements, and related business development activities during a given period. As a result, expenses may be incurred in advance of, or at a higher rate than, revenue recognized from recorded music sales, streaming, licensing, servicing, NIL-related activities, and other related operations.

Management believes these expenditures are important to building the segment’s catalogue, brand, artist relationships, and operating infrastructure. While there can be no assurance regarding the timing or magnitude of future revenues or profitability, management expects that continued development of the segment’s catalogue, artist pipeline, and related revenue opportunities may contribute positively to operating results over time as our catalogue develops and athlete pipeline expands.

The Media, Sports and Entertainment segment remains in an early-stage development phase and continued to incur costs related to artist development, content production, marketing, personnel, and infrastructure. During the three months ended March 31, 2026, management updated its forecast for the segment based on current operating performance, the status of artist/talent contracts, and expected revenue-generating opportunities. The updated forecast reflected higher costs and a slower path to profitability than previously anticipated. As a result, we recorded a non-cash goodwill impairment charge of approximately $330,000 related to the Media, Sports and Entertainment reporting unit. The impairment analysis included significant assumptions related to revenue growth, timing of artist/talent contract activity, artist-development and production costs, marketing spend, personnel and infrastructure costs, expected timing of profitability, and the discount rate.

During the three months ended March 31, 2026, we recorded a noncash intangible asset impairment charge of $454,000 related to a GM artist contract intangible asset within our Media, Sports and Entertainment segment. The impairment was primarily driven by changes in the expected economics of the related artist contract and lower-than-expected performance of related artist revenue opportunities, which reduced expected future cash flows.

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

The following table presents simulated changes to net interest revenue over the next 12 months beginning as of March 31, 2026 and December 31, 2025, of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	As of
	March 31, 2026	December 31, 2025
Increase of 200 basis points	39%	34%
Increase of 100 basis points	20%	18%
Increase of 50 basis points	11%	9%
Decrease of 50 basis points	(7)%	(7)%
Decrease of 100 basis points	(16)%	(15)%
Decrease of 200 basis points	(34)%	(31)%

The difference in our simulated incremental increases and decreases in the market interest rates as of March 31, 2026 compared to December 31, 2025 is primarily due to differences in the proportion of segregated cash to segregated securities and differences in the proportion of margin debit balances to cash credit balances.

Technology Initiatives

We have made investments in technology development projects collectively termed as Siebert’s Retail Platform. Technology development projects such as the online platform for Siebert’s retail customer base and corporate service clients have been placed into service during 2025 and several projects are anticipated to go live in 2026. In 2025, we made a minority equity investment in and entered into a strategic partnership with FusionIQ, a provider of engagement solutions and data analytics for wealth management firms, to help with these technology initiatives and new product offerings. We believe these ongoing investments in technology and partnerships will be important in meeting the needs of our retail, correspondent clearing, and corporate services customers and supporting our expansion into new markets and demographics.

In February 2026, RISE entered into a clearing agreement with Green Pier, an indirect wholly owned subsidiary of FMR. The agreement was executed to support RISE’s strategic objectives through collaboration with Green Pier’s clearing infrastructure and technology platform. We believe the relationship enhances RISE’s operational capabilities and scalability and supports the execution of its broker-dealer activities.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail Customers

	As of
	March 31, 2026	December 31, 2025
Retail customer net worth (in billions)	$18.8	$19.5
Retail customer margin debit balances (in billions)	$0.4	$0.4
Retail customer credit balances (in billions)	$0.4	$0.5
Retail customer money market fund value (in billions)	$0.9	$1.0
Retail customer accounts	167,589	166,217

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represent client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represent the number of retail customers

Statements of Operations and Financial Condition

Statements of Operations for the Three Months Ended March 31, 2026 and 2025

Revenue

Commissions and fees for the three months ended March 31, 2026 were $2,325,000 and increased by $223,000 from the corresponding period in the prior year, primarily due to market conditions.

Interest, marketing and distribution fees for the three months ended March 31, 2026 were $5,874,000 and decreased by $1,071,000 from the corresponding period in the prior year primarily due to a decline in interest rates.

Principal transactions and proprietary trading for the three months ended March 31, 2026 was $3,928,000 and decreased by $9,033,000 from the corresponding period in the prior year, primarily due to the unrealized gain related to the Investment in Equity Security in the first quarter of 2025.

Investment banking for the three months ended March 31, 2026 was $1,573,000 and increased by $1,573,000 from the corresponding period in the prior year, primarily due to new revenue from the business line.

Market making for the three months ended March 31, 2026 was $545,000 and decreased by $7,000 from the corresponding period in the prior year.

Stock borrow / stock loan for the three months ended March 31, 2026 was $6,831,000 and increased by $1,994,000 from the corresponding period in the prior year, primarily due to growth in stock locate services and securities lending businesses.

Advisory fees for the three months ended March 31, 2026 were $1,010,000 and increased by $262,000 from the corresponding period in the prior year, primarily due to growth in platform assets.

Other income for the three months ended March 31, 2026 was $1,384,000 and increased by $610,000 from the corresponding period in the prior year, primarily due to new revenue from music and sports operations.

Operating Expenses

Employee compensation and benefits for the three months ended March 31, 2026 were $16,172,000 and increased by $4,250,000 from the corresponding period in the prior year, primarily due to an increase in commission payouts as well as additional personnel related to new business lines.

Clearing fees, including execution costs for the three months ended March 31, 2026 were $597,000 and increased by $143,000 from the corresponding period in the prior year, primarily due to clearing fees associated with the arrangement with Green Pier.

Technology and communications expenses for the three months ended March 31, 2026 were $1,805,000 and increased by $700,000 from the corresponding period in the prior year, primarily due to an expansion of technological infrastructure.

Other general and administrative expenses for the three months ended March 31, 2026 were $1,733,000 and increased by $224,000 from the corresponding period in the prior year primarily due to expansion of business lines.

Data processing expenses for the three months ended March 31, 2026 were $1,286,000 and increased by $337,000 from the corresponding period in the prior year, primarily due to expansion of technology infrastructure.

Rent and occupancy expenses for the three months ended March 31, 2026 were $454,000 and decreased by $13,000 from the corresponding period in the prior year.

Professional fees for the three months ended March 31, 2026 were $1,698,000 and increased by $339,000 from the corresponding period in the prior year primarily due to legal fees.

Depreciation and amortization expenses for the three months ended March 31, 2026 were $690,000 and increased by $275,000 from the corresponding period in the prior year, primarily due to an increase in amortization for technology projects.

Goodwill impairment for the three months ended March 31, 2026 was $330,000 and increased by $330,000 from the corresponding period in the prior year, due to the goodwill impairment related to the Media, Sports, and Entertainment segment. Refer to Note 9 – Goodwill and Other Intangible Assets, Net for further information.

Intangible asset impairment for the three months ended March 31, 2026 was $454,000 and increased by $454,000 from the corresponding period in the prior year, due to the intangible asset impairment related to the artists contracts in the Media, Sports, and Entertainment segment. Refer to Note 9 – Goodwill and Other Intangible Assets, Net for further information.

Interest expense for the three months ended March 31, 2026 was $218,000 and increased by $129,000 from the corresponding period in the prior year, primarily due to interest related to short term line of credit with East West bank.

Advertising and promotion expense for the three months ended March 31, 2026 was $900,000 and increased by $746,000 from the corresponding period in the prior year, primarily due to an increase in marketing initiatives.

Provision For (Benefit From) Income Taxes

The benefit from income taxes for the three months ended March 31, 2026 was $895,000 and decreased by $2,730,000 from the corresponding period in the prior year, primarily due to a pre-tax loss in the three months ended March 31, 2026. Refer to Note 14 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

The net loss attributable to noncontrolling interests for the three months ended March 31, 2026 was $0 and decreased by $3,000 from the corresponding period in the prior year, primarily due to Siebert’s noncontrolling interest in RISE for the three months ended March 31, 2025. The net loss attributable to noncontrolling interests represented the portion of RISE’s results attributable to ownership interests not held by Siebert. Siebert consolidates RISE’s financial results and reflects the portion not owned by Siebert as noncontrolling interests. As of March 31, 2026 and December 31, 2025, RISE was wholly owned by Siebert.

Statements of Financial Condition As of March 31, 2026 and December 31, 2025

Assets

Assets as of March 31, 2026 were $597,142,000 and decreased by $161,900,000 from December 31, 2025, primarily due to a decrease in securities borrowed and cash and securities segregated for regulatory purposes, partially offset by an increase in receivables from broker-dealers and clearing organizations and receivables from customers.

Liabilities

Liabilities as of March 31, 2026 were $509,022,000 and decreased by $160,860,000 from December 31, 2025, primarily due to a decrease in securities loaned and payables to customers.

Liquidity and Capital Resources

Overview

As of March 31, 2026, a significant portion of our assets were liquid in nature, providing us with flexibility in financing our business. A significant portion of our assets not held by customers or used for stock borrow / stock loan consisted primarily of cash and cash equivalents, securities owned, at fair value, which are marked-to-market daily, and receivables from and deposits with broker-dealers and clearing organizations.

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

Cash and Cash Equivalents

Our cash and cash equivalents were $16.2 million and $22.4 million as of March 31, 2026 and December 31, 2025, respectively.

EWB Credit Agreement

On August 15, 2024, we entered into the EWB Credit Agreement with East West Bank providing a $20 million revolving credit facility. This credit facility allows us to fund acquisitions, execute stock buybacks, and meet general corporate needs up to $10 million, ensuring access to capital for both growth and operational purposes. The maturity date of the EWB Credit Agreement is July 29, 2027. The interest rate structure that is tied to either the one-month Term SOFR plus 3.15% or a minimum of 7.50%. John J. Gebbia and Gloria E. Gebbia, and their trust, provided personal guarantees related to this agreement which further strengthen our borrowing position and help secure favorable terms. As of March 31, 2026, $5 million was outstanding related to the above EWB Credit Agreement. The interest expense for this credit line was $95,000 and $0 for the three months ended March 31, 2026 and 2025, respectively. The interest rate was 7.5% for this credit facility during the three months ended March 31, 2026.

BMO Credit Agreement

On November 22, 2024, MSCO entered into the BMO Credit Agreement with BMO Harris. The BMO Credit Agreement provides for a revolving credit facility of up to $20,000,000. We may use any borrowings under the BMO Credit Agreement to finance NSCC Deposit Requirements (other than an Adequate Assurance Deposit) and withdrawals from a Reserve Account. As part of the agreement, we entered into a Parent Guaranty agreement guaranteeing repayment of any debt issued to MSCO.

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

Debt Agreements

We have $4.1 million outstanding on our mortgage with East West Bank and an unutilized line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris as of March 31, 2026. As of March 31, 2026, we were in compliance with all covenants related to our mortgage agreement.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of March 31, 2026.

	Payments Due By Period
	2026	2027	2028	2029	2030	Thereafter	Total
Operating lease commitments	$875,000	$919,000	$632,000	$13,000	$—	$—	$2,439,000
Kakaopay fee (1)	500,000	—	—	—	—	—	500,000
Mortgage with East West Bank (2)	68,000	95,000	98,000	112,000	117,000	3,626,000	4,116,000
Broadridge contract (3)	413,000	550,000	504,000	—	—	—	1,467,000
Media agreement (4)	800,000	—	—	—	—	—	800,000
Total	$2,656,000	$1,564,000	$1,234,000	$125,000	$117,000	$3,626,000	$9,322,000

(1)	Pursuant to the Settlement Agreement with Kakaopay, we will pay Kakaopay a fee of $5 million payable in ten quarterly installments that began in the first quarter of 2024. Refer to Note 6 – Kakaopay Transaction in our 2025 Form 10-K for further detail.

(2)	On December 30, 2021, we purchased the Miami office building and financed part of the purchase price with a mortgage with East West Bank.

(3)	In November 2025, we entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC with a total minimum expense of approximately $1.7 million for this arrangement.

(4)	In March 2026, we entered into a media partnership agreement with a multimedia news platform operator with a total cost of $1.0 million, comprised of $800,000 in cash and $200,000 in stock. Refer to Note 18 – Commitments, Contingencies, and Other for further detail.

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

MSCO can transfer funds to Siebert as long as MSCO maintains its liquidity and regulatory capital requirements. RISE can transfer funds to its shareholders, of which Siebert is entitled to its proportional ownership interest, as long as RISE maintains its liquidity and regulatory capital requirements. For the three months ended March 31, 2026 and 2025, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 15 – Capital Requirements for more detail about our capital requirements.

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

For the three months ended March 31, 2026, cash used in operating activities decreased by $8.4 million compared to the prior year period, which was primarily driven by the net change in securities loaned, securities borrowed, securities segregated, and receivables from broker-dealers and clearing organizations.

For the three months ended March 31, 2026, cash used in investing activities decreased by $0.2 million compared to the prior year period, which was primarily driven by less investment in capitalized software development cost, partially offset by the investment in Arqitech.

For the three months ended March 31, 2026, cash flows used in financing activities decreased by $35,000 compared to the prior year period, which was primarily due to a RISE cash distribution in the first quarter of 2025.

Long Term Contracts

Effective September 29, 2025, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional five-year period commencing on September 26, 2025 and ending October 1, 2030. As part of this agreement, we received a one-time business development credit of $4.8 million. The amendment also provides for an early termination fee; however, as of March 31, 2026, we do not expect to terminate the contract with NFS before the end of the contract term. For the three months ended March 31, 2026 and 2025, there was no expense recognized for any early termination fees. Refer to Note 12 – Deferred Contract Incentive and Note 18 – Commitments, Contingencies and Other for additional detail.

Effective November 2025, MSCO entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC that, among other things, extends the term of their arrangement for a three-year period ending November 2028, with an option to terminate after three years. As of March 31, 2026, the total remaining minimum expense for this arrangement is estimated at approximately $1.5 million over the duration of the contract.

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three months ended March 31, 2026 and 2025. Refer to Note 16 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

As of both March 31, 2026 and December 31, 2025, the Company recorded an uncertain tax position of $63,000 related to various tax matters, which is included in the line item “Taxes receivable” in the statements of financial condition.

Critical Accounting Policies and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K. As of March 31, 2026, there have been no changes to our critical accounting policies or estimates other than the below.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually, or more frequently when events or circumstances indicate that the fair value of a reporting unit may be below its carrying amount.

We test goodwill at the reporting unit level by comparing the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, an impairment charge is recorded, limited to the amount of goodwill allocated to that reporting unit. Estimating fair value requires significant judgment and may include the use of discounted cash flow analyses, market-based approaches, or a combination of valuation methods, depending on the facts and circumstances. Significant assumptions and judgments may include projected revenue, operating costs, future cash flows, timing of profitability, terminal growth rates, discount rates, selected comparable company multiples, and the selection and weighting of valuation methodologies.

During the three months ended March 31, 2026, we recorded a noncash goodwill impairment charge of approximately $330,000 related to the Media, Sports and Entertainment reporting unit. The impairment analysis required management to make significant estimates and assumptions, including projected revenue growth, artist contract activity, expected profitability, terminal growth rate, and discount rate. Following the impairment, no goodwill remained assigned to the Media, Sports and Entertainment reporting unit. We also evaluated our Financial Services reporting unit and concluded that no impairment existed as of March 31, 2026.

New Accounting Standards

In November 2024, the FASB issued ASU “2024-03”, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). The ASU is intended to enhance the transparency and decision usefulness of income statement expense disclosures by requiring greater disaggregation of certain expense categories. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements and we anticipate the amendments will require significant changes to our expense disclosures.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles-Goodwill and Other- Internal-Use Software” (“ASU 2025-06”). The ASU is intended to modernize and clarify the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 will be effective for Siebert for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. We are evaluating the impact of the standard on our disclosures.

Accounting Standards Adopted in Fiscal 2026

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments-Credit Losses” (“ASU 2025-05”). The ASU is intended to provide an optional practical expedient when applying the guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets resulting from transactions arising from contracts with customers. ASU 2025-05 will be effective for Siebert for fiscal years beginning after December 15, 2025, and interim reporting periods, with early adoption permitted. We adopted the standard in the three months ended March 31, 2026 and the adoption of ASU 2025-05 did not have a material impact on our financial statements.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, investors should carefully consider the risk factors discussed in Part I, Item 1A - Risk Factors in our 2025 Form 10-K. Each of such risk factors could materially affect our business, financial position, and results of operations. As of the date of this Report, there have been no material changes from the risk factors disclosed in our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded with Inline XBRL document).

**	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

Dated: May 15, 2026