Form 10-Q
period 2026-06-30
SIEBERT FINANCIAL CORP
filed 2026-08-11
CIK 65596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2026, there were 42,100,936 issued and 41,100,936 shares outstanding of the registrant’s common stock.

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

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$16,099,000	$22,408,000
Cash and securities segregated for regulatory purposes; (Cash of $126.8 million, securities with a fair value of $37.9 million as of June 30, 2026; Cash of $151.0 million, securities with a fair value of $34.6 million as of December 31, 2025)	164,672,000	185,608,000
Receivables from customers	88,581,000	73,465,000
Receivables from broker-dealers and clearing organizations	18,078,000	6,801,000
Receivables from non-customers	1,821,000	1,773,000
Notes receivable	2,350,000	350,000
Other receivables	6,404,000	4,522,000
Prepaid expenses and other assets	4,042,000	3,801,000
Securities borrowed	619,576,000	408,495,000
Securities owned, at fair value	13,652,000	19,862,000
Taxes receivable	133,000	142,000
Total Current assets	935,408,000	727,227,000

Deposits with broker-dealers and clearing organizations	6,365,000	5,503,000
Property, office facilities, and equipment, net	10,080,000	10,386,000
Software, net	6,003,000	5,911,000
Other intangible assets, net	380,000	908,000
Lease right-of-use assets	2,208,000	2,253,000
Investments, cost	2,700,000	2,000,000
Deferred tax assets	3,630,000	2,535,000
Goodwill	1,989,000	2,319,000
Total Assets	$968,763,000	$759,042,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Payables to customers	$237,457,000	$237,193,000
Payables to non-customers	6,000	7,000
Drafts payable	809,000	2,829,000
Payables to broker-dealers and clearing organizations	7,428,000	769,000
Accounts payable and accrued liabilities	8,860,000	4,523,000
Securities loaned	609,796,000	407,258,000
Securities sold, not yet purchased, at fair value	75,000	219,000
Other deferred revenue	126,000	70,000
Contract termination liability	—	819,000
Current portion of deferred contract incentive	960,000	960,000
Current portion of lease liabilities	1,384,000	1,086,000
Current portion of debt	5,093,000	5,091,000
Total Current liabilities	871,994,000	660,824,000

Deferred contract incentive, less current portion	3,120,000	3,600,000
Lease liabilities, less current portion	997,000	1,410,000
Debt, less current portion	4,001,000	4,048,000
Total Liabilities	880,112,000	669,882,000

Stockholders’ Equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 42,100,936 shares issued and 41,100,936 shares outstanding as of June 30, 2026, respectively. 41,435,936 shares issued and 40,435,936 shares outstanding as of December 31, 2025, respectively.	422,000	415,000
Treasury stock, at cost; 1,000,000 shares held as of both June 30, 2026 and December 31, 2025	(2,510,000)	(2,510,000)
Additional paid-in capital	47,822,000	46,040,000
Retained earnings	42,917,000	45,215,000
Total Stockholders’ equity	88,651,000	89,160,000

Total Liabilities and Stockholders’ Equity	$968,763,000	$759,042,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Stock borrow / stock loan	$10,791,000	$7,522,000	$17,622,000	$12,359,000
Interest, marketing and distribution fees	6,185,000	6,869,000	12,059,000	13,814,000
Principal transactions and proprietary trading	6,092,000	(3,977,000)	10,020,000	8,984,000
Commissions and fees	2,660,000	2,014,000	4,985,000	4,116,000
Investment banking	2,435,000	206,000	4,008,000	206,000
Other income	1,642,000	952,000	3,026,000	1,726,000
Advisory fees	1,035,000	791,000	2,045,000	1,539,000
Market making	334,000	497,000	879,000	1,049,000
Total Revenue	31,174,000	14,874,000	54,644,000	43,793,000

Expenses
Employee compensation and benefits	19,235,000	13,388,000	35,407,000	25,310,000
Clearing fees, including execution costs	860,000	448,000	1,457,000	902,000
Technology and communications	1,934,000	1,045,000	3,739,000	2,150,000
Other general and administrative	2,064,000	1,840,000	3,797,000	3,349,000
Data processing	1,754,000	1,147,000	3,040,000	2,096,000
Rent and occupancy	529,000	442,000	983,000	909,000
Professional fees	2,060,000	1,451,000	3,758,000	2,810,000
Depreciation and amortization	671,000	629,000	1,361,000	1,044,000
Advertising and promotion	836,000	218,000	1,736,000	372,000
Interest expense	228,000	98,000	446,000	187,000
Settlement expense	1,475,000	—	1,475,000	—
Intangible asset impairment	—	—	454,000	—
Goodwill impairment	—	—	330,000	—
Total Expenses	31,646,000	20,706,000	57,983,000	39,129,000

Operating income (loss)	(472,000)	(5,832,000)	(3,339,000)	4,664,000

Income (loss) before provision for (benefit from) income taxes	(472,000)	(5,832,000)	(3,339,000)	4,664,000
Provision for (benefit from) income taxes	(146,000)	(1,113,000)	(1,041,000)	722,000
Net income (loss)	(326,000)	(4,719,000)	(2,298,000)	3,942,000
Less net loss attributable to noncontrolling interests	—	—	—	(3,000)
Net income (loss) available to common stockholders	$(326,000)	$(4,719,000)	$(2,298,000)	$3,945,000

Net income (loss) available to common stockholders per share of common stock
Basic and diluted	$(0.01)	$(0.12)	$(0.06)	$0.10

Weighted average shares outstanding
Basic and diluted	40,977,420	40,399,958	40,890,660	40,296,571

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares Issued	$0.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2025	41,120,936	$412,000	1,000,000	$(2,510,000)	$46,090,000	$40,094,000	$84,086,000	$1,006,000	$85,092,000
Share-based compensation	237,000	2,000	—	—	552,000	—	554,000	—	554,000
RISE cash distribution	—	—	—	—	—	—	—	(35,000)	(35,000)
Net income (loss)	—	—	—	—	—	8,664,000	8,664,000	(3,000)	8,661,000
Balance – March 31, 2025	41,357,936	$414,000	1,000,000	$(2,510,000)	$46,642,000	$48,758,000	$93,304,000	$968,000	$94,272,000
Share-based compensation	62,000	1,000	—	—	434,000	—	435,000	—	435,000
Net loss	—	—	—	—	—	(4,719,000)	(4,719,000)	—	(4,719,000)
Balance – June 30, 2025	41,419,936	415,000	1,000,000	$(2,510,000)	$47,076,000	$44,039,000	$89,020,000	$968,000	$89,988,000

	Common Stock		Treasury Stock
	Number of Shares Issued	$0.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2026	41,435,936	$415,000	1,000,000	$(2,510,000)	$46,040,000	$45,215,000	$89,160,000	$—	$89,160,000
Share-based compensation	505,000	5,000	—	—	827,000	—	832,000	—	832,000
Transaction with FMR	—	—	—	—	100,000	—	100,000	—	100,000
Net loss	—	—	—	—	—	(1,972,000)	(1,972,000)	—	(1,972,000)
Balance – March 31, 2026	41,940,936	$420,000	1,000,000	$(2,510,000)	$46,967,000	$43,243,000	$88,120,000	$—	$88,120,000
Share-based compensation	60,000	1,000	—	—	367,000	—	368,000	—	368,000
Transaction with media platform (1)	100,000	1,000	—	—	188,000	—	189,000	—	189,000
Transaction with FMR	—	—	—	—	300,000	—	300,000	—	300,000
Net income	—	—	—	—	—	(326,000)	(326,000)	—	(326,000)
Balance – June 30, 2026	42,100,936	$422,000	1,000,000	$(2,510,000)	$47,822,000	$42,917,000	$88,651,000	$—	$88,651,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

(1)	Refer to Note 18 – Commitments, Contingencies, and Other for further detail.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(2,298,000)	$3,942,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax expense (benefit)	(1,095,000)	498,000
Depreciation and amortization	1,361,000	1,044,000
Goodwill impairment	330,000	—
Intangible asset impairment	454,000	—
Loss on disposal of assets	83,000	—
FMR clearing arrangement (2)	400,000	—
Share-based compensation (3)	1,200,000	989,000
Interest related to contract termination liability payment	181,000	109,000

Changes in
Securities segregated for regulatory purposes	(3,326,000)	23,921,000
Receivables from customers	(15,116,000)	4,509,000
Receivables from non-customers	(48,000)	(804,000)
Receivables from and deposits with broker-dealers and clearing organizations	(12,139,000)	(4,330,000)
Securities borrowed	(211,081,000)	(99,681,000)
Securities owned, at fair value	6,210,000	1,910,000
Notes receivable	(2,000,000)	—
Prepaid expenses and other assets	(1,934,000)	(2,185,000)
Payables to customers	264,000	(9,259,000)
Payables to non-customers	(1,000)	(3,071,000)
Drafts payable	(2,020,000)	(152,000)
Payables to broker-dealers and clearing organizations	6,659,000	735,000
Accounts payable and accrued liabilities	4,337,000	(245,000)
Securities loaned	202,538,000	50,712,000
Securities sold, not yet purchased, at fair value	(144,000)	(19,000)
Net lease liabilities	(70,000)	(25,000)
Taxes payable / receivable	9,000	(1,020,000)
NFS business development credits	(480,000)	(425,000)
Other deferred revenue	56,000	20,000
Contract termination liability payment	(1,000,000)	(1,003,000)
Net cash used in operating activities	(28,670,000)	(33,830,000)

Cash Flows From Investing Activities
Purchase of office facilities and equipment	(158,000)	(124,000)
Purchase of software	(735,000)	(1,578,000)
Additions to property, office facilities, and equipment	(263,000)	(243,000)
Cash paid in investments at cost	(700,000)	(2,000,000)
Acquisition of BMLG assets	—	(441,000)
Net cash used in investing activities	(1,856,000)	(4,386,000)

Cash Flows From Financing Activities
RISE cash distribution	—	(35,000)
Repayments of long-term debt	(45,000)	(44,000)
Net cash used in financing activities	(45,000)	(79,000)

Net change in cash and cash equivalents, and cash segregated for regulatory purposes	(30,571,000)	(38,295,000)
Cash and cash equivalents, and cash segregated for regulatory purposes - beginning of period	173,415,000	168,458,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of period	$142,844,000	$130,163,000

Reconciliation of cash, cash equivalents, and cash segregated for regulatory purposes
Cash and cash equivalents - end of period	16,099,000	28,949,000
Cash segregated for regulatory purposes - end of period	126,745,000	101,214,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of period	$142,844,000	$130,163,000

Supplemental cash flow information
Cash paid during the period for income taxes	$58,000	$1,243,000
Cash paid during the period for interest	$265,000	$78,000

Non-cash investing and financing activities
Transaction with media platform	$189,000	$—

(2)	Refer to Note 1 – Organization and Basis of Presentation for further detail.
(3)	Refer to Note 20 – Employee Benefit Plans for further detail.

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

(unaudited)

1. Organization and Basis of Presentation

Organization

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned subsidiaries:

●	Muriel Siebert & Co., LLC (“MSCO”) provides retail brokerage and investment banking services. MSCO is a Delaware limited liability company and broker-dealer registered with the SEC under the Exchange Act and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), Euroclear, the National Futures Association (“NFA”), and the Commodity Futures Trading Commission (“CFTC”).

●	Siebert AdvisorNXT, LLC (“SNXT”) provides investment advisory services. SNXT is a New York corporation registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940.

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC (“RISE”) is a Delaware limited liability company and broker-dealer registered with the SEC, CFTC, FINRA, SIPC, and NFA.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

●	Gebbia Holdings, LLC (“GH”) is a Florida limited liability company that serves as the holding company for Gebbia Media, LLC (“GM”) and Gebbia Sports, LLC (“GS”). GM provides talent management and promotional services for media and entertainment professionals, as well as in-house content production, branding, marketing, and related media services for the Company. GS provides athlete management, representation, marketing, and promotional services within the sports industry.

●	Siebert Crypto, LLC (“SCRYP”) is a Delaware limited liability company formed to provide future digital asset-related services. SCRYP has not yet commenced business operations.

For purposes of this Report on Form 10-Q, the terms “Siebert,” “Company,” “we,” “us,” and “our” refer to Siebert Financial Corp., MSCO, SNXT, PW, STCH, RISE, STXD, GH, and SCRYP collectively, unless the context otherwise requires.

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

The Company operates two reportable segments, Financial Services, and Media, Sports and Entertainment. Financial Services is the Company’s primary segment and includes the Company’s broker-dealer and related financial services operations. Media, Sports and Entertainment includes the Company’s entertainment and sports management and related marketing, advertising, and production activities. All of the Company’s revenues for the three and six months ended June 30, 2026 and 2025 were derived from its operations in the U.S.

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

For consolidated subsidiaries that are not wholly-owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income or loss attributable to noncontrolling interests for such subsidiaries is presented as net income or loss attributable to noncontrolling interests in the consolidated statements of operations. The portion of total equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests in the consolidated statements of financial condition. As of June 30, 2026, all of the Company’s subsidiaries were wholly owned and, accordingly, there were no noncontrolling interests.

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2025 Form 10-K. During the three and six months ended June 30, 2026, except as set forth below, those policies were unchanged during the three and six months ended June 30, 2026.

Clearing Agreement and Warrant Agreement

During the first quarter of 2026, RISE entered into a clearing arrangement with Green Pier Fintech LLC (“Green Pier”), an indirect wholly owned subsidiary of Fidelity Management and Research LLC (“FMR”). In connection with the arrangement, on March 2, 2026, RISE issued FMR a warrant to purchase up to 700 LLC units, subject to vesting over three years, and entered into a related side letter. The Company concluded that the warrant, as modified by the side letter, is an equity-classified share-based payment award. Accordingly, the warrant is measured at fair value on the grant date and the warrant is not subject to subsequent remeasurements so long as they continue to meet criteria for equity classification over the requisite service period. The clearing arrangement is accounted for separately as an executory service arrangement, and related fees are recognized as incurred. The Company recognizes share-based compensation expense over the nonemployee’s vesting period as services are received. For the three and six months ended June 30, 2026, the Company recognized $300,000 and $400,000, respectively, of share-based compensation expense related to the warrant, which is included in the line item “Clearing fees, including execution costs” on the statements of operations.

Investment in Equity Security

In the first quarter of 2025, the Company participated in a private placement and acquired restricted shares of a privately held U.S. company (the “Investment in Equity Security”). These shares were subject to restrictions on transferability and did not have a readily determinable fair value at the time of acquisition. On March 31, 2025, the issuer completed its initial public offering (“IPO”), and restricted shares owned by the Company converted into restricted publicly traded shares as part of the IPO process. These shares remained subject to resale restrictions and could not be sold unless a registration statement was filed with SEC or an applicable exemption from registration became available.

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

4. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of June 30, 2026	As of December 31, 2025
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$20,544,000	$9,058,000
Goldman Sachs & Co. LLC (“GSCO”)	73,000	66,000
National Financial Services, LLC (“NFS”)	2,773,000	2,162,000
Underwriting fees receivable	660,000	—
FMR(2)	52,000	—
Securities fail-to-deliver	211,000	556,000
Globalshares	130,000	55,000
Other receivables	—	407,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$24,443,000	$12,304,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$2,540,000	$437,000
Payables to broker-dealers	4,888,000	332,000
Total Payables to broker-dealers and clearing organizations	$7,428,000	$769,000

(1)	Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of June 30, 2026 and December 31, 2025, MSCO had shares of DTCC common stock valued at approximately $1.6 million and $1.4 million, respectively, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition. The share value is updated annually, as of February 26, 2026 and for the year ended December 31, 2025, based on the release of DTCC’s annual amended and restated shareholder agreement.

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

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$37,927,000	$—	$—	$37,927,000

Securities owned, at fair value
U.S. government securities	$11,565,000	$—	$—	$11,565,000
Certificates of deposit	—	112,000	—	112,000
Corporate bonds	—	1,000	—	1,000
Equity securities	1,891,000	83,000	—	1,974,000
Total Securities owned, at fair value	$13,456,000	$196,000	$—	$13,652,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$75,000	$—	$—	$75,000
Total Securities sold, not yet purchased, at fair value	$75,000	$—	$—	$75,000

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$34,601,000	$—	$—	$34,601,000

Securities owned, at fair value
U.S. government securities	$16,654,000	$—	$—	$16,654,000
Certificates of deposit	—	113,000	—	113,000
Equity securities	3,001,000	94,000	—	3,095,000
Total Securities owned, at fair value	$19,655,000	$207,000	$—	$19,862,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$150,000	$—	$—	$150,000
Corporate bonds	—	1,000	—	1,000
Options	68,000	—	—	68,000
Total Securities sold, not yet purchased, at fair value	$218,000	$1,000	$—	$219,000

The Company had U.S. government securities with the market values and maturity dates for the periods indicated below.

As of June 30, 2026
Maturing in 2026	$32,465,000
Maturing in 2027	6,976,000
Maturing in 2028	9,877,000
Accrued interest	173,000
Total Market value	$49,491,000

As of December 31, 2025
Maturing in 2026	$44,135,000
Maturing in 2027	7,028,000
Accrued interest	92,000
Total Market value	$51,255,000

Financial Assets and Liabilities Not Carried at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value either due to their short-term nature, or in the case of long-term assets or liabilities, management has determined the difference in the carrying value and fair value is immaterial. The tables below represent financial instruments in which the ending balances as of June 30, 2026 and December 31, 2025 are not carried at fair value in the statements of financial condition:

	As of June 30, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

Financial assets, not measured at fair value
Cash and cash equivalents	$16,099,000	$16,099,000	$16,099,000	$—	$—
Cash – segregated for regulatory purposes	126,745,000	126,745,000	126,745,000	—	—
Securities borrowed	619,576,000	619,576,000	—	619,576,000	—
Receivables from customers	88,581,000	88,581,000	—	88,581,000	—
Receivables from non-customers	1,821,000	1,821,000	—	1,821,000	—
Receivables from broker-dealers and clearing organizations	18,078,000	18,078,000	—	18,078,000	—
Notes receivable	2,350,000	2,350,000		2,350,000
Other receivables	6,404,000	6,404,000	—	6,404,000	—
Deposits with broker-dealers and clearing organizations	6,365,000	6,365,000	—	6,365,000	—
Total financial assets, not measured at fair value	$886,019,000	$886,019,000	$142,844,000	$743,175,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$609,796,000	$609,796,000	$—	$609,796,000	$—
Payables to customers	237,457,000	237,457,000	—	237,457,000	—
Payables to non-customers	6,000	6,000	—	6,000	—
Drafts payable	809,000	809,000	—	809,000	—
Payables to broker-dealers and clearing organizations	7,428,000	7,428,000	—	7,428,000	—
Debt	9,094,000	9,094,000	—	9,094,000	—
Total financial liabilities, not measured at fair value	$864,590,000	$864,590,000	$—	$864,590,000	$—

	As of December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$22,408,000	$22,408,000	$22,408,000	$—	$—
Cash – segregated for regulatory purposes	151,007,000	151,007,000	151,007,000	—	—
Securities borrowed	408,495,000	408,495,000	—	408,495,000	—
Receivables from customers	73,465,000	73,465,000	—	73,465,000	—
Receivables from non-customers	1,773,000	1,773,000	—	1,773,000	—
Receivables from broker-dealers and clearing organizations	6,801,000	6,801,000	—	6,801,000	—
Other receivables	4,522,000	4,522,000	—	4,522,000	—
Deposits with broker-dealers and clearing organizations	5,503,000	5,503,000	—	5,503,000	—
Total financial assets, not measured at fair value	$673,974,000	$673,974,000	$173,415,000	$500,559,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$407,258,000	$407,258,000	$—	$407,258,000	$—
Payables to customers	237,193,000	237,193,000	—	237,193,000	—
Payables to non-customers	7,000	7,000	—	7,000	—
Drafts payable	2,829,000	2,829,000	—	2,829,000	—
Payables to broker-dealers and clearing organizations	769,000	769,000	—	769,000	—
Debt	9,139,000	9,139,000	—	9,139,000	—
Contract termination liability	819,000	819,000	—	819,000	—
Total financial liabilities, not measured at fair value	$658,014,000	$658,014,000	$—	$658,014,000	$—

6. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of June 30, 2026	As of December 31, 2025
Property	$6,815,000	$6,815,000
Office facilities	4,725,000	4,544,000
Equipment	1,584,000	1,481,000
Total Property, office facilities, and equipment	13,124,000	12,840,000
Less accumulated depreciation	(3,044,000)	(2,454,000)
Total Property, office facilities, and equipment, net	$10,080,000	$10,386,000

Total depreciation expense for property, office facilities, and equipment was $335,000 and $247,000 for the three months ended June 30, 2026 and 2025, respectively. Total depreciation expense for property, office facilities, and equipment was $644,000 and $489,000 for the six months ended June 30, 2026 and 2025, respectively.

7. Software, Net

Software consisted of the following as of the periods indicated:

	As of June 30, 2026	As of December 31, 2025
Software	$2,124,000	$2,052,000
Retail Platform	6,656,000	5,993,000
Total Software	8,780,000	8,045,000
Less accumulated amortization - Software	(1,718,000)	(1,516,000)
Less accumulated amortization – Retail Platform	(1,059,000)	(618,000)
Total Software, net	$6,003,000	$5,911,000

The Company works with various technology vendors to support the development of online platforms for the Company’s retail customer base and corporate services clients, a mobile retail trading application, as well as upgrades to the Company’s technological and operational infrastructure to support these platforms and future growth (“Retail Platform”). The total capitalized software development cost related to the Retail Platform was $6,656,000 as of June 30, 2026.

Software development totaling $322,000 and $3,872,000 of the Retail Platform were placed into service in the six months ended June 30, 2026 and 2025, respectively.

Total amortization of software was $323,000 and $333,000 for the three months ended June 30, 2026 and 2025, respectively. Total amortization of software was $643,000 and $458,000 for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company estimates the following future amortization of software assets:

Year	Amount
2026	$665,000
2027	1,510,000
2028	1,385,000
2029	1,337,000
2030 and after	1,106,000
Total	$6,003,000

8. Leases

As of June 30, 2026, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2026 through 2029. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the statements of financial condition and the below tables display further detail on the Company’s leases.

Lease Term and Discount Rate	As of June 30, 2026	As of December 31, 2025
Weighted average remaining lease term – operating leases (in years)	2.0	2.5
Weighted average discount rate – operating leases	7.3%	7.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$354,000	$268,000	$682,000	$538,000
Short-term lease cost	81,000	96,000	129,000	196,000
Variable lease cost	94,000	78,000	172,000	175,000
Total Rent and occupancy	$529,000	$442,000	$983,000	$909,000

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$391,000	$290,000	$751,000	$557,000

Lease right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$472,000	$20,000	$472,000	$20,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of June 30, 2026 were as follows:

Year	Amount
2026	$793,000
2027	1,119,000
2028	632,000
2029	12,000
Remaining balance of lease payments	2,556,000
Less: difference between undiscounted cash flows and discounted cash flows	175,000
Lease liabilities	$2,381,000

In January 2026, the Company entered into a ten-year lease agreement for an office space located in West Hollywood, CA with a commencement date of July 2026. This branch office contains approximately 10,000 square feet of interior and exterior space, and the average annual rent is $681,000.

9. Goodwill and Other Intangible Assets, Net

Goodwill

As of June 30, 2026 and December 31, 2025, the Company’s carrying amount of goodwill was $1,989,000 and $2,319,000, respectively. The carrying amount of goodwill as of December 31, 2025 consisted of $1,989,000 arising from the Company’s acquisition of RISE and $330,000 arising from the Company’s acquisition of GM. As described below, the $330,000 of goodwill attributable to the GM acquisition was fully impaired during the three months ended March 31, 2026. Accordingly, the carrying amount of goodwill of $1,989,000 as of June 30, 2026 relates entirely to the RISE acquisition. During the three months ended March 31, 2026, management identified indicators related to the Media, Sports, and Entertainment reporting unit, including the reporting unit’s operating results, revised outlook, and changes in market capitalization.

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

Accordingly, the Company recorded a noncash goodwill impairment charge of $330,000 during the three months ended March 31, 2026, representing the full carrying amount of goodwill assigned to the Media, Sports, and Entertainment reporting unit. The impairment charge is included in the line item “Goodwill impairment” in the statements of operations. The Company also evaluated its Financial Services reporting unit and concluded that no impairment existed as of June 30, 2026.

Other Intangible Assets, Net

As a result of the Company’s acquisition of GM in 2024, the Company acquired an intangible asset consisting of a GM artist contract, the fair value of which was $778,000 as of the acquisition date. Amortization commenced upon acquisition and is recognized over its estimated useful life of 4 years. Amortization expense for this intangible asset was $0 and $49,000 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for this intangible asset was $49,000 and $97,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Based on the assessment, the Company determined that the carrying amount of the asset was not recoverable and recorded a noncash impairment charge of $454,000, for the three months ended March 31, 2026, representing the full remaining net carrying amount of the affected asset. The impairment charge is included in “Intangible asset impairment” in the statements of operations, and following the impairment, no remaining carrying value was assigned to the affected asset.

10. Investments, Cost

In the three months ended June 30, 2025, the Company made strategic investments for a total of $2.0 million in FusionIQ, Inc. (“FusionIQ”), a cloud-native digital wealth management platform for financial advisors and institutions. As of June 30, 2026, and December 31, 2025 the Company maintained a 4% and 3% ownership interest in FusionIQ, respectively. As part of its investment in FusionIQ, the Company has certain voting rights as protective provisions requiring the Company’s consent to amend the operating agreement, pay dividends, incur indebtedness in excess of $750,000 or enter into a related party transaction of $100,000 or more. The investment does not have a readily determinable fair value since FusionIQ is a private company and its shares are not publicly traded. Accordingly, the Company elected the measurement alternative under ASC 321, whereby the investment is measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer.

In December 2025, Fusion IQ issued a convertible promissory note to the Company in the principal amount of $350,000. The note accrues interest at a simple annual rate of 12% from the date of issuance. The principal balance and accrued interest are payable at any time on or after the one-year anniversary of the issuance date, at the election of FusionIQ or upon demand by the holder, unless earlier converted into equity interests. As of both June 30, 2026 and December 31, 2025, the Company recorded $2.0 million in “Investments, cost” and $350,000 in “Notes receivables” on the statements of financial condition related to these transactions. As of June 30, 2026, management concluded that its investment in FusionIQ was not impaired and that no additional events or changes in circumstances were identified that could have a significant effect on the original valuation of the investment.

The Company made an additional investment in FusionIQ subsequent to the reporting period. Refer to Note 22 – Subsequent Events for further information.

In the three months ended March 31, 2026, the Company made a $2.5 million investment in Arqitech, Inc. (“Arqitech”), consisting of $0.5 million in common stock and $2.0 million in debt. Arqitech is an institutional-grade, non-custodial digital asset infrastructure platform that provides on-chain settlement, cross-chain execution, and decentralized financial technology solutions for regulated financial institutions. As part of the investment, the Company received repayment of the $2.0 million of debt in July 2026. As of June 30, 2026, the Company recorded $0.5 million in “Investments, cost” and $2.0 million in “Notes receivables” on the statements of financial condition related to this investment.

11. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company purchased the Miami office building for approximately $6.8 million, and the Company entered into a mortgage with East West Bancorp, Inc. (“East West Bank”) for approximately $4 million to finance part of the purchase of the Miami office building as well as $338,000 to finance part of the build out of the Miami office building. As of June 30, 2026 and December 31, 2025, the Company’s outstanding balance of the mortgage was $4,094,000 and $4,140,000, respectively.

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate will be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of June 30, 2026, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of June 30, 2026 were as follows:

Year	Amount
2026	$46,000
2027	95,000
2028	98,000
2029	112,000
2030	117,000
Thereafter	3,626,000
Total	$4,094,000

The interest expense related to this mortgage was $38,000 and $39,000 for the three months ended June 30, 2026, and 2025, respectively. The interest expense related to this mortgage was $75,000 and $77,000 for the six months ended June 30, 2026, and 2025, respectively As of June 30, 2026, the interest rate for this mortgage was 3.6%.

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

In relation to these agreements, the Company recognized $240,000 and $213,000 in contra expense for the three months ended June 30, 2026, and 2025, respectively. For the six months ended June 30, 2026 and 2025 the Company recognized $480,000 and $425,000 in contra expense, respectively. As of June 30, 2026 and December 31, 2025, the balance of the deferred contract incentive was approximately $4.1 million and $4.6 million, respectively.

13. Revenue Recognition

Refer to Note 2 – Summary of Significant Accounting Policies in Company’s 2025 Form 10-K for detail on the Company’s primary sources of revenue and the corresponding accounting treatment. There were no significant changes to the Company’s accounting policies for the three and six months ended June 30, 2026 for revenue recognition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from Contracts with Customers
Stock borrow / stock loan
Retail fees (rebates)	$8,000	$4,000	$17,000	$10,000
Stock locate services	7,419,000	5,957,000	12,278,000	9,989,000

Interest, marketing and distribution fees
Marketing and distribution fees	642,000	518,000	1,281,000	1,018,000

Principal transactions and proprietary trading
Riskless principal transactions with customers	5,871,000	$2,453,000	$10,107,000	$6,161,000

Commissions and fees
Brokerage commissions	2,256,000	1,515,000	4,054,000	3,058,000
Distribution fees	371,000	343,000	763,000	701,000
Insurance commissions	33,000	156,000	168,000	357,000

Investment Banking
Underwriting fees	1,551,000	206,000	2,899,000	206,000
Financial advisory fees	884,000	—	1,109,000	—

Other income
Administrative fees	579,000	426,000	966,000	857,000
Payment for order flow	782,000	413,000	1,436,000	756,000
Music and artist services revenue	169,000	113,000	417,000	113,000
NIL revenue	112,000	—	207,000	—

Advisory fees	1,035,000	791,000	2,045,000	1,539,000

Total Revenues from contracts with customers	$21,712,000	$12,895,000	$37,747,000	$24,765,000

Revenue Outside the Scope of Topic 606
Stock borrow / stock loan
Stock rebate revenue	3,364,000	1,561,000	5,327,000	2,360,000

Interest, marketing and distribution fees
Margin interest	3,197,000	3,513,000	6,030,000	6,908,000
Interest income	2,346,000	2,838,000	4,748,000	5,888,000

Principal transactions and proprietary trading
Proprietary trading	221,000	373,000	(87,000)	393,000
Investment in Equity Security	—	(6,803,000)	—	2,430,000

Market making	334,000	497,000	879,000	1,049,000

Total Revenue outside the scope of Topic 606	9,462,000	1,979,000	16,897,000	19,028,000

Total Revenue	$31,174,000	$14,874,000	$54,644,000	$43,793,000

14. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2026, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of investments that are expected to generate capital losses when realized.

For the three and six months ended June 30, 2026, the Company recorded an income tax benefit of $146,000 and $1,041,000, respectively on pre-tax book loss of $472,000 and $3,339,000, respectively. The effective tax rate for the three and six months ended June 30, 2026 was 30.9% and 31.2% respectively. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

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

As of both June 30, 2026 and December 31, 2025, the Company recorded an uncertain tax position of $63,000 related to various tax matters, which is included in the line item “Taxes receivable” in the statements of financial condition.

15. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the lower of $1 million or 2% of aggregate debit items arising from customer transactions. As of June 30, 2026, MSCO’s net capital was $47.3 million, which was approximately $45.4 million in excess of its required net capital of $1.9 million, and its percentage of aggregate debit balances to net capital was 49.71%.

As of December 31, 2025, MSCO’s net capital was $61.7 million, which was approximately $60.0 million in excess of its required net capital of $1.7 million, and its percentage of aggregate debit balances to net capital was 72.52%.

MSCO is also subject to CFTC’s minimum financial requirements which require that the Company maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1. As of June 30, 2026, MSCO’s net capital was $47.3 million, which was approximately $47.3 million in excess of its required net capital of $45,000.

As of December 31, 2025, MSCO’s net capital was $61.7 million, which was approximately $61.7 million in excess of its required net capital of $45,000.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers.

As of June 30, 2026, MSCO had cash and securities deposits of $163.5 million (cash of $125.6 million, securities with a fair value of $37.9 million) in the special reserve accounts which was $5.5 million in excess of the deposit requirement of $158.0 million. After adjustments for deposit made on July 1, 2026, MSCO had $7.3 million in excess of the deposit requirement.

As of December 31, 2025, MSCO had cash and securities deposits of $184.3 million (cash of $149.7 million, securities with a fair value of $34.6 million) in the special reserve accounts which was $15.1 million in excess of the deposit requirement of $169.2 million. MSCO made no subsequent deposits or withdrawals on January 2, 2026.

As of June 30, 2026, MSCO was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of June 30, 2026, MSCO had $1.2 million in the special reserve account which was approximately $0.2 million in excess of the deposit requirement of approximately $1.0 million. MSCO made no subsequent deposits or withdrawals on July 1, 2026.

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

As of June 30, 2026, RISE’s net capital was approximately $1.1 million which was approximately $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1 and approximately $1.1 million in excess of its minimum requirement of $45,000 under CFTC 1.17.

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

As of June 30, 2026, the Company had margin loans extended to its customers of approximately $437.4 million, of which $88.6 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2025, the Company had margin loans extended to its customers of approximately $378.9 million, of which $73.5 million is in the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three and six months ended June 30, 2026 and 2025.

The following table presents information about the Company’s securities borrowing and lending activity depicting the potential effect of rights of setoff between these recognized assets and liabilities.

	As of June 30, 2026
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV -Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$619,576,000	$—	$619,576,000	$609,639,000	$9,937,000
Liabilities
Securities loaned	$609,796,000	$—	$609,796,000	$600,117,000	$9,679,000

	As of December 31, 2025
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV -Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$408,495,000	—	$408,495,000	$391,168,000	$17,327,000
Liabilities
Securities loaned	$407,258,000	—	$407,258,000	$389,817,000	$17,441,000

(1)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff. The Company did not net any securities borrowed or securities loaned as of June 30, 2026 or December 31, 2025.
(2)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements.
(3)	Represents the total contract value as presented in the financial statements less the fair market value of the collateral received or pledged.

17. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(326,000)	$(4,719,000)	$(2,298,000)	$3,942,000
Less net income (loss) attributable to noncontrolling interests	—	—	—	(3,000)
Net income (loss) available to common stockholders	$(326,000)	$(4,719,000)	$(2,298,000)	$3,945,000

Weighted-average common shares outstanding - basic	40,977,420	40,399,958	40,890,660	40,296,571
Dilutive effect of unvested shares	8,378	422,481	62,911	239,021
Weighted-average common shares used to compute diluted loss per share	40,985,798	40,822,439	40,953,571	40,535,592

Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$(0.12)	$(0.06)	$0.10
Diluted	$(0.01)	$(0.12)	$(0.06)	$0.10

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting the weighted-average number of common shares outstanding for the potential dilutive effect of securities, if applicable. For the three and six months ended June 30, 2026 the Company had 805,000 and 1,005,000 antidilutive shares outstanding, respectively. For the three and six months ended June 30, 2025, the Company had 0 and 300,000 antidilutive shares outstanding, respectively. These restricted stock units were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

18. Commitments, Contingencies, and Other

Legal and Regulatory Matters

In the normal course of business, the Company may be subject to various proceedings and claims arising from its business activities, including lawsuits, arbitration claims and regulatory matters. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the business, which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages. Except as described below, in the Company’s opinion, based on currently available information, the ultimate resolution of current matters is not expected to have a material adverse impact on the Company’s financial position and results of operations as of June 30, 2026. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

Subsequent to June 30, 2026, the Company settled an arbitration that requires the Company to make a payment of approximately $1.48 million, which is expected to be paid during the third quarter of 2026. As of June 30, 2026, the Company had recorded $1.48 million related to the settlement, which is included in the line item “Accounts payable and accrued liabilities” on the statements of financial condition. The settlement charge of $1.48 million was recognized in line item “Settlement expense” on the statements of operations during the three and six months ended June 30, 2026.

Overnight Financing

As of both June 30, 2026 and December 31, 2025, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on the line of credit. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs.

There was no interest expense related to this credit line for the three months ended June 30, 2026 and 2025. The interest expense for this credit line was $0 and $1,000 for the six months ended June 30, 2026 and 2025, respectively. The commitment fee associated with the utilization of this credit line was $3,000 for both three months ended June 30, 2026 and 2025. The commitment fee was $6,000 and $5,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Borrowings under the BMO Credit Agreement bears interest on the outstanding daily balance at a rate of interest per annum equal 2.5% plus the greater of: (a) Term SOFR for such day plus 0.11448% and (b) Federal Funds Target Range – Upper Limit and (c) 0.25%. The annual commitment fee is equal to one half of one percent (0.50%) of the average daily unused portion of the commitment of $20,000,000. The BMO Credit Agreement contains customary affirmative covenants and negative covenants and requires MSCO maintain minimum total regulatory capital of $50,000,000, excess net capital of 25,000,000, assets to total regulatory capital ratio of not more than 5.0 to 1.0, and a minimum liquidity ratio of not less than 1.0. The Company was in compliance with the requirements of the BMO credit agreement as of June 30, 2026.

There was no interest expense for the BMO Credit Agreement for the three and six months ended June 30, 2026 or 2025. The Company incurred commitment fees of $25,000 and $35,000 for the three months ended June 30, 2026 and 2025, respectively. The Company incurred commitment fees of $51,000 and $56,000 for the six months ended June 30, 2026 and 2025, respectively.

EWB Credit Agreement

On August 15, 2024, the Company entered into a Loan and Security Agreement (the “EWB Credit Agreement”) with East West Bank (“EWB”), a California banking corporation, dated as of July 29, 2024. The EWB Credit Agreement provides for a revolving credit facility of up to $20,000,000. The maturity date of the EWB Credit Agreement is July 29, 2027. The Company may use any borrowings under the EWB Credit Agreement for acquisitions, stock buybacks, and for general corporate purposes in an amount not to exceed $10,000,000. Obligations under the EWB Credit Agreement are guaranteed by John J. Gebbia, the Company’s Chief Executive Officer, Gloria E. Gebbia, a Director of the Company, and John J. Gebbia and Gloria E. Gebbia, as co-trustees of the John and Gloria Living Trust. The amount outstanding related to the EWB Credit Agreement was $5 million as of both June 30, 2026, and December 31 2025. The interest expense for this credit line was $95,000 and $0 for the three months ended June 30, 2026 and 2025, respectively. The interest expense for this credit line was $190,000 and $0 for the six months ended June 30, 2026 and 2025, respectively.

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

Shelf Registration Statement and At the Market Offering

The Company’s shelf registration statement on Form S-3 and related Sales Agreement were previously disclosed in the 2025 Form 10-K. No shares were sold under the Sales Agreement during the three and six months ended June 30, 2026. As of the filing date of this Report, because the Company’s public float is below $75.0 million, future primary offerings on Form S-3 are subject to the limitations of General Instruction I.B.6 of Form S-3 known as the “baby shelf rules”.

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

For the three and six months ended June 30, 2026 and 2025, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

Transaction with Media Platform

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

The Company recognizes advertising expense as the related services are received. For the three and six months ended June 30, 2026, the Company recognized approximately $225,000 and $300,000 of advertising expense, respectively, which is included in “Advertising and promotion” in the statements of operations. In addition, the Company recorded approximately $76,000 of prepaid advertising for amounts paid in advance, which is included in “Prepaid expenses and other assets” in the statements of financial condition. In June 2026, the Company issued shares of its common stock with an aggregate value of $189,000, which was recorded in “Prepaid Expenses and Other Assets” on the statements of financial condition.

General Contingencies

The Company’s general contingencies are included in Note 20 – Commitments, Contingencies, and Other in the Company’s 2025 Form 10-K. Other than the below, there have been no material updates to the Company’s general contingencies during the three months ended June 30, 2026.

The Company is self-insured with respect to employee health claims. As part of this plan, the Company recognized expenses of $324,000 and $249,000 for the three months ended June 30, 2026 and 2025, respectively. The Company recognized expenses of $740,000 and $634,000 for the six months ended June 30, 2026 and 2025, respectively.

The Company had an accrual of $96,000 and $71,000 as of June 30, 2026 and December 31, 2025, respectively, which represents the estimate of future expense to be recognized for claims incurred during the periods.

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

In accordance with ASC Topic 280, the Company discloses significant expense categories that are regularly reviewed by the CODM.

Three Months Ended June 30, 2026	Financial Services	Media, Sports and Entertainment	Total
Stock borrow / stock loan	$10,791,000	$—	$10,791,000
Interest, marketing and distribution fees	6,185,000	—	6,185,000
Principal transactions and proprietary trading	6,092,000	—	6,092,000
Commissions and fees	2,660,000	—	2,660,000
Investment banking	2,435,000	—	2,435,000
Other income	1,361,000	—	1,361,000
Advisory fees	1,035,000	—	1,035,000
Market making	334,000	—	334,000
Music and artist services revenue	—	169,000	169,000
NIL revenue	—	112,000	112,000
Total Revenue	30,893,000	281,000	31,174,000

Significant segment expenses:
Employee compensation and benefits	18,559,000	676,000	19,235,000
Clearing fees, including execution costs	860,000	—	860,000
Technology and communications	1,933,000	1,000	1,934,000
Other general and administrative	1,762,000	115,000	1,877,000
Data processing	1,754,000	—	1,754,000
Rent and occupancy	473,000	56,000	529,000
Professional fees	1,928,000	132,000	2,060,000
Depreciation and amortization	658,000	13,000	671,000
Interest expense	228,000	—	228,000
Advertising and promotion	594,000	242,000	836,000
Settlement expense	1,475,000	—	1,475,000
Music production, manufacturing and distribution	—	187,000	187,000
Total Expenses	30,224,000	1,422,000	31,646,000

Operating income (loss)	$669,000	$(1,141,000)	$(472,000)

Six Months Ended June 30, 2026	Financial Services	Media, Sports and Entertainment	Total
Stock borrow / stock loan	17,622,000	—	17,622,000
Interest, marketing and distribution fees	12,059,000	—	12,059,000
Principal transactions and proprietary trading	10,020,000	—	10,020,000
Commissions and fees	$4,985,000	$—	$4,985,000
Investment banking	4,008,000	—	4,008,000
Other income	2,402,000	—	2,402,000
Advisory fees	2,045,000	—	2,045,000
Market making	879,000	—	879,000
Music and artist services revenue	—	417,000	417,000
NIL revenue	—	207,000	207,000
Total Revenue	54,020,000	624,000	54,644,000

Significant segment expenses:
Employee compensation and benefits	34,202,000	1,205,000	35,407,000
Clearing fees, including execution costs	1,457,000	—	1,457,000
Technology and communications	3,732,000	7,000	3,739,000
Other general and administrative	3,157,000	275,000	3,432,000
Data processing	3,040,000	—	3,040,000
Rent and occupancy	890,000	93,000	983,000
Professional fees	3,545,000	213,000	3,758,000
Depreciation and amortization	1,335,000	26,000	1,361,000
Interest expense	446,000	—	446,000
Advertising and promotion	1,174,000	562,000	1,736,000
Intangible asset impairment	—	454,000	454,000
Goodwill impairment	—	330,000	330,000
Settlement expense	1,475,000	—	1,475,000
Music production, manufacturing and distribution	—	365,000	365,000
Total Expenses	54,453,000	3,530,000	57,983,000

Operating loss	$(433,000)	$(2,906,000)	$(3,339,000)

Three Months Ended June 30, 2025	Financial Services	Media, Sports and Entertainment	Total
Stock borrow / stock loan	$7,522,000	$—	$7,522,000
Interest, marketing and distribution fees	6,869,000	—	6,869,000
Principal transactions and proprietary trading	(3,977,000)	—	(3,977,000)
Commissions and fees	2,014,000	—	2,014,000
Investment banking	206,000	—	206,000
Other income	839,000	—	839,000
Advisory fees	791,000	—	791,000
Market making	497,000	—	497,000
Music and artist services revenue	—	113,000	113,000
NIL revenue	—	—	—
Total Revenue	14,761,000	113,000	14,874,000

Significant segment expenses:
Employee compensation and benefits	13,237,000	151,000	13,388,000
Clearing fees, including execution costs	448,000	—	448,000
Technology and communications	1,044,000	1,000	1,045,000
Other general and administrative	1,546,000	294,000	1,840,000
Data processing	1,147,000	—	1,147,000
Rent and occupancy	425,000	17,000	442,000
Professional fees	1,417,000	34,000	1,451,000
Depreciation and amortization	629,000	—	629,000
Interest expense	98,000	—	98,000
Advertising and promotion	217,000	1,000	218,000
Music production, manufacturing and distribution	—	—	—
Total Expenses	20,208,000	498,000	20,706,000

Operating loss	$(5,447,000)	$(385,000)	$(5,832,000)

Six Months Ended June 30, 2025	Financial Services	Media, Sports and Entertainment	Total
Stock borrow / stock loan	12,359,000	—	12,359,000
Interest, marketing and distribution fees	13,814,000	—	13,814,000
Principal transactions and proprietary trading	8,984,000	—	8,984,000
Commissions and fees	$4,116,000	$—	$4,116,000
Investment banking	206,000	—	206,000
Other income	1,613,000	—	1,613,000
Advisory fees	1,539,000	—	1,539,000
Market making	1,049,000	—	1,049,000
Music and artist services revenue	—	113,000	113,000
NIL revenue	—	—	—
Total Revenue	43,680,000	113,000	43,793,000

Significant segment expenses:
Employee compensation and benefits	25,159,000	151,000	25,310,000
Clearing fees, including execution costs	902,000	—	902,000
Technology and communications	2,149,000	1,000	2,150,000
Other general and administrative	3,045,000	304,000	3,349,000
Data processing	2,096,000	—	2,096,000
Rent and occupancy	876,000	33,000	909,000
Professional fees	2,761,000	49,000	2,810,000
Depreciation and amortization	1,044,000	—	1,044,000
Interest expense	187,000	—	187,000
Advertising and promotion	371,000	1,000	372,000
Music production, manufacturing and distribution	—	—	—
Total Expenses	38,590,000	539,000	39,129,000

Operating (loss)	$5,090,000	$(426,000)	$4,664,000

20. Employee Benefit Plans

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees (“401(k) plan”). Participant contributions to the 401(k) plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. For 401(k) employee contribution matching, the Company incurred expense of $40,000 and $32,000 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred an expense of $226,000 and $184,000, respectively.

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

On November 18, 2025, at the Annual Shareholder Meeting, shareholders approved an amendment and restatement of the Plan (the “Amended Plan”) to increase the number of shares available and reserved for issuance to 5,000,000. As of June 30, 2026, 2,034,000 shares remained available for issuance under the Amended Plan.

The table below presents the Plan awards granted and the related fair values for the six months ended June 30, 2026.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,350,000	$2.77
Granted	185,000	3.10
Vested	(505,000)	2.86
Nonvested as of March 31, 2026	1,030,000	$2.78
Granted	170,000	1.83
Vested	(160,000)	1.83
Nonvested as of June 30, 2026	1,040,000	$2.78

As of June 30, 2026, there was $2,376,000 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted average period of 2.44 years.

The Company recognized stock-based compensation expense of $368,000 and $435,000 for the three months ended June 30, 2026 and 2025, respectively, which is included in the line item “Employee compensation and benefits.” The Company did not capitalize any stock-based compensation expense for either the three months ended June 30, 2026 or 2025.

The Company recognized stock-based compensation expense of $1,200,000 and $989,000 for the six months ended June 30, 2026 and 2025, respectively. The Company did not capitalize any stock-based compensation expense for either the six months ended June 30, 2026 or 2025.

21. Related Party Disclosures

KCA

Kennedy Cabot Acquisition, LLC (“KCA”) owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., LLC.” and “Siebert” within business activities, which expires in 2026. The Company did not pass through any costs for the use of these names for either the three or six months ended June 30, 2026 and 2025.

KCA has earned no profit for providing any services to the Company as KCA passed through any revenue or expenses to the Company’s subsidiaries for both the three or six months ended June 30, 2026 and 2025.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $5,000 and $56,000 for the three months ended June 30, 2026 and 2025, respectively. Revenue for PW from related parties was $28,000 and $62,000 for the six months ended June 30, 2026 and 2025, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

The three sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $1,539,000 and $987,000 for the three months ended June 30, 2026 and 2025, respectively. The compensation for the sons of Gloria E. Gebbia and John J. Gebbia was in aggregate $2,567,000 and $1,859,000 for the six months ended June 30, 2026 and 2025, respectively. Part of their compensation includes payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company, to purchase 403,780 shares of common stock of the Company held by Gloria E. Gebbia at an exercise price of $2.15 per share. Refer to Note 6 - Kakaopay Transaction in the Company’s 2025 Form 10-K for further information.

Gebbia Sullivan County Land Trust

The Company operated a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For the three months ended June 30, 2026 and 2025, rent expense was $0 and $15,000, respectively, for this branch office. For the six months ended June 30, 2026 and 2025, rent expense was $10,000 and $30,000, respectively, for this branch office. In March 2026, the Gebbia Sullivan County Land Trust terminated the lease agreement with the Company.

EWB Credit Agreement

On August 15, 2024, the Company entered into the EWB Credit Agreement with East West Bank whereby John J. Gebbia and Gloria E. Gebbia, along with the John and Gloria Living Trust, guarantee the Company’s obligations under the EWB Credit Agreement. Refer to Note 18 - Commitments, Contingencies, and Other for more information.

Kakaopay and Affiliates

On April 27, 2023, the Company entered into a Stock Purchase Agreement with Kakaopay Corporation (“Kakaopay”), pursuant to which the Company issued to Kakaopay 8,075,607 shares of the Company’s common stock at a per share price of $2.15. Refer to Note 6 – Kakaopay Transaction in the Company’s 2025 Form 10-K for further information.

MSCO entered into an agreement whereby it would provide an omnibus trading account for Kakaopay’s subsidiary, Kakaopay Securities Corp., and provide trade execution services to Kakaopay Securities Corp., subject to compliance with applicable U.S. laws, rules and regulations. The Company has earned approximately $495,000 and $672,000, during the three and six months ended June 30, 2026, respectively, in relation to this agreement.

RISE

MSCO and RISE have a clearing agreement whereby RISE introduces clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.0 and $1.1 million in its brokerage account at MSCO as of June 30, 2026 and December 31 2025, respectively. The resulting asset of RISE and liability of MSCO is eliminated in consolidation. There was an interest expense of $8,000 and $8,000 related to this clearing agreement for the three months ended June, 2026 and 2025 respectively. There was an interest expense of $16,000 and $17,000 related to this clearing agreement for the six months ended June, 2026 and 2025 respectively.

On October 28, 2025, the Company purchased the remaining 32% interest in RISE for $3.7 million from members of the Gebbia family and employees of the Company. Upon completion of the transaction, RISE became a wholly-owned subsidiary of Siebert. Refer to Note 5 - RISE in the Company’s 2025 Form 10-K for further information.

22. Subsequent Events

The Company has evaluated events that have occurred subsequent to June 30, 2026 and through August 11, 2026, the date of the filing of this Report.

In July 2026, the Company made an additional investment of $1.0 million in FusionIQ, increasing its aggregate investment in FusionIQ to $3.0 million. As a result of the additional investment, the Company’s ownership interest in FusionIQ increased from approximately 4% as of June 30, 2026 to approximately 5%. The additional investment was made pursuant to the terms of the existing investment arrangement and will continue to be accounted for under the measurement alternative in accordance with ASC 321, Investments—Equity Securities, as the investment does not have a readily determinable fair value.

Subsequent to June 30, 2026, the Company received repayment of $2.0 million of debt from Arqitech in July 2026. During the first quarter of 2026, the Company made a strategic investment in Arqitech, an institutional-grade, non-custodial digital asset infrastructure platform that provides on-chain settlement, cross-chain execution, and decentralized financial technology solutions for regulated financial institutions. Refer to Note 10 – Investments, Cost for further detail.

Subsequent to June 30, 2026, the Company settled an arbitration matter. Pursuant to the settlement agreement, the Company is required to make a payment of approximately $1.48 million, which is expected to be paid during the third quarter of 2026. Refer to Note 18 – Commitments, Contingencies, and Other.

Based on the Company’s assessment, other than the events above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of June 30, 2026.

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

Financial Overview

In the second quarter of 2026, loss per share was $0.01, compared to loss per share of $0.12 in the second quarter of 2025. In the second quarter of 2026, our revenues were $31.2 million and operating loss was $0.5 million, compared to revenues of $14.9 million and operating loss of $5.8 million in the second quarter of 2025.

Financial highlights for the three months ended June 30, 2026:

●	Investment banking increased by $2.2 million compared to the prior-year period

●	Stock borrow / stock loan increased by 43% to $10.8 million compared to the prior-year period

●	Advisory fees increased by 31% to $1.0 million compared to the prior-year period

During the three months ended June 30, 2026, revenues increased primarily due to higher activity in our stock borrow / stock loan business, increased investment banking fees, and higher commission revenue. These increases were partially offset by continued investments in the expansion of our business and supporting infrastructure, which contributed to higher personnel expenses, commission and payout expenses, technology costs, advertising and promotion expenses, and costs associated with music production, artist development, marketing, distribution, and related operations, as well as a settlement charge associated with the resolution of an arbitration matter. The year-over-year comparison was also significantly impacted by investment-related losses recognized in the second quarter of 2025. During that period, we recognized approximately $6.8 million of realized and unrealized losses on an equity security investment acquired through a private placement in a company that subsequently completed an initial public offering. Refer to “Investment in Equity Security” below for additional detail.

tZERO Clearing Agreement

During the second quarter of 2026, we entered into clearing agreements with tZERO Digital Asset Securities, LLC and tZERO Securities, LLC (collectively, "tZERO"), privately held financial companies that provide regulated infrastructure for the issuance, management, and trading of digital securities and tokenized assets. Under these agreements, tZERO will provide custody services for digital assets and traditional securities held by certain customers introduced by us and accepted by tZERO on a fully disclosed basis. We believe this relationship expands our available custodial arrangements and enhances our ability to offer digital asset-related services to customers.

Arbitration Settlement

Subsequent to June 30, 2026, we settled an arbitration matter and expect to make a payment of approximately $1.48 million during the third quarter of 2026. We accrued the full amount of the settlement as of June 30, 2026, and the related liability is included in “Accounts payable and accrued liabilities” on the statements of financial condition. The settlement charge of $1.48 million was recognized in line item “Settlement expense” on the statements of operations during the three and six months ended June 30, 2026.

Investment in Equity Security

In the first quarter of 2025, we acquired the Investment in Equity Security in connection with a private placement from a private U.S company that subsequently completed an IPO. Following the IPO, these shares were subject to resale restrictions until they were registered with the SEC.

There was significant volatility in the price of the shares, and in the three months ended March 31, 2025, we recorded an unrealized gain of approximately $9.2 million as the per share price closed at $85.31 on March 31, 2025. In June 2025, after the lifting of contractual sale restrictions, we sold the majority of our Investment in Equity Security for an average price of $19.00 per share and recognized a total gain of $2.4 million for the six months ended June 30, 2025. However, we recognized a total realized and unrealized loss of $6.8 million for the three months ended June 30, 2025, which drove our operating loss for the prior-year quarter.

FusionIQ

In the second quarter of 2025, we invested $2.0 million in FusionIQ, a cloud-native digital wealth management platform serving financial advisors and financial institutions. As of June 30, 2026, we held an ownership interest of approximately 4% in FusionIQ. In addition, in December 2025, FusionIQ issued to us a $350,000 convertible promissory note bearing interest at 12% per annum.

We believe our investment in FusionIQ supports our strategy of expanding our digital wealth management capabilities and enhancing the client experience across our platform. In July 2026, we made an additional $1.0 million investment in FusionIQ, increasing our aggregate investment to $3.0 million and our ownership interest to approximately 5%. Refer to Note 22 – Subsequent Events for further information.

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

Arqitech Investment

In the first quarter of 2026, we made a strategic investment in Arqitech. Arqitech is an institutional-grade, non-custodial digital asset infrastructure platform that provides on-chain settlement, cross-chain execution, and decentralized financial technology solutions for regulated financial institution to support its broader technology and digital asset initiatives. As part of the investment, we received repayment of $2.0 million of debt in July 2026. We believe this investment provides exposure to institutional-grade digital asset infrastructure and anticipates it will support future growth and strategic opportunities.

Media Partnership

On March 4, 2026, we entered into an agreement with a multimedia news platform operator for $1 million for a media partnership designed to support marketing and promotional initiatives related to our products and services. The partnership is intended to expand our market reach, increase brand awareness, and provide additional exposure to existing and prospective customers through multimedia content and promotional channels.

Segments

We manage our business through the following reportable segments:

●	Financial Services

●	Media, Sports, and Entertainment

Segment results are evaluated based on operating income, which reflect the manner in which management assesses performance and allocates resources.

Financial Services

	Three Months Ended June 30,
	2026	2025
Stock borrow / stock loan	$10,791,000	$7,522,000
Interest, marketing and distribution fees	6,185,000	6,869,000
Principal transactions and proprietary trading	6,092,000	(3,977,000)
Commissions and fees	2,660,000	2,014,000
Investment banking	2,435,000	206,000
Other income	1,361,000	839,000
Advisory fees	1,035,000	791,000
Market making	334,000	497,000
Total Revenue	30,893,000	14,761,000

Significant segment expenses:
Employee compensation and benefits	18,559,000	13,237,000
Clearing fees, including execution costs	860,000	448,000
Technology and communications	1,933,000	1,044,000
Other general and administrative	1,762,000	1,546,000
Data processing	1,754,000	1,147,000
Rent and occupancy	473,000	425,000
Professional fees	1,928,000	1,417,000
Settlement expense	1,475,000	—
Depreciation and amortization	658,000	629,000
Interest expense	228,000	98,000
Advertising and promotion	594,000	217,000
Total Expenses	30,224,000	20,208,000

Operating income (loss)	$669,000	$(5,447,000)

	Six Months Ended June 30,
	2026	2025
Stock borrow / stock loan	$17,622,000	$12,359,000
Interest, marketing and distribution fees	12,059,000	13,814,000
Principal transactions and proprietary trading	10,020,000	8,984,000
Commissions and fees	4,985,000	4,116,000
Investment banking	4,008,000	206,000
Advisory fees	2,045,000	1,539,000
Other income	2,402,000	1,613,000
Market making	879,000	1,049,000
Total Revenue	54,020,000	43,680,000

Significant segment expenses:
Employee compensation and benefits	34,202,000	25,159,000
Clearing fees, including execution costs	1,457,000	902,000
Technology and communications	3,732,000	2,149,000
Other general and administrative	3,157,000	3,045,000
Data processing	3,040,000	2,096,000
Rent and occupancy	890,000	876,000
Professional fees	3,545,000	2,761,000
Settlement expense	1,475,000	—
Depreciation and amortization	1,335,000	1,044,000
Interest expense	446,000	187,000
Advertising and promotion	1,174,000	371,000
Total Expenses	54,453,000	38,590,000

Operating income (loss)	$(433,000)	$5,090,000

Results in the Financial Services segment for the three and six months ended June 30, 2026, were impacted by continued growth in certain business lines, including stock borrow / stock loan and investment banking, which were partially offset by higher operating expenses related to higher commission and payout expenses, additional personnel supporting expanded business activities and new business lines, and higher marketing and advertising costs as well as a settlement charge associated with the resolution of an arbitration matter.

For the three and six months ended June 30, 2025, results were significantly impacted by gains and losses recognized on our Investment in Equity Security. During the three months ended June 30, 2025, we recognized realized and unrealized losses of approximately $6.8 million related to this investment. For the six months ended June 30, 2025, the investment generated a net gain of approximately $2.4 million, reflecting the unrealized gain recognized during the first quarter of 2025, partially offset by losses recognized in the second quarter of 2025. These investment-related gains and losses significantly affected year-over-year comparability for both the three- and six-month periods and are discussed further in the section above titled “Investment in Equity Security.”

Other than the above, the primary factors impacting results in the Financial Services segment for the three and six months ended June 30, 2026, included the following:

●	Higher stock borrow / stock loan revenues, driven by higher activity levels in that business line.

●	Higher investment banking revenues, primarily due to increased investment banking fee activity.

●	Higher principal transactions and proprietary trading revenue, primarily due to the year-over-year impact of activity related to the Investment in Equity Security, including the realized loss recognized in the prior-year period.

●	Lower interest-related revenue, primarily due to a decline in interest rates compared to the prior-year periods.

●	Higher employee compensation and benefits, primarily due to higher commission and payout expenses associated with increased investment banking and stock borrow / stock loan revenue, and additional personnel supporting expanded business activities and new business lines,

●	Higher technology and data processing costs, reflecting continued investment in platforms, infrastructure, data services, and technology initiatives.

●	Higher professional fees, reflecting increased legal, consulting, accounting, and other professional service costs.

●	Higher advertising and promotion expense, reflecting increased marketing, brand, and business development expense.

●	Settlement expense related to the resolution of an arbitration matter.

Media, Sports and Entertainment

	Three Months Ended June 30,
	2026	2025
Music and artist services revenue	$169,000	$113,000
NIL revenue	112,000	—
Total Revenue	281,000	113,000

Significant segment expenses:
Employee compensation and benefits	676,000	151,000
Technology and communications	1,000	1,000
Other general and administrative	115,000	294,000
Rent and occupancy	56,000	17,000
Professional fees	132,000	34,000
Depreciation and amortization	13,000	—
Advertising and promotion	242,000	1,000
Music production, manufacturing and distribution costs	187,000	—
Total Expenses	1,422,000	498,000

Operating loss	$(1,141,000)	$(385,000)

	Six Months Ended June 30,
	2026	2025
Music and artist services revenue	$417,000	$113,000
NIL revenue	207,000	—
Total Revenue	624,000	113,000

Significant segment expenses:
Employee compensation and benefits	1,205,000	151,000
Technology and communications	7,000	1,000
Other general and administrative	275,000	304,000
Rent and occupancy	93,000	33,000
Professional fees	213,000	49,000
Depreciation and amortization	26,000	—
Advertising and promotion	562,000	1,000
Intangible asset impairment	454,000	—
Goodwill impairment	330,000	—
Music production, manufacturing and distribution costs	365,000	—
Total Expenses	3,530,000	539,000

Operating loss	$(2,906,000)	$(426,000)

Results in the Media, Sports and Entertainment segment were impacted by continued investment in the growth of the Company’s music production, marketing, distribution, artist development, and related operations. The segment did not contribute positively to operating results during the three and six months ended June 30, 2026 or June 30, 2025, which management believes is consistent with the development stage of the business.

The primary factors impacting results in the Media, Sports and Entertainment segment for the three and six month ended June 30, 2026, included the following:

●	Employee compensation and benefits increased with additional personnel and related employee costs to support the segment’s operating capabilities, brand-building initiatives, artist relationships and overall business growth.

●	Professional fees increased due to higher legal and other fees associated with artist development, music production and related operating activities.

●	Advertising and promotion expense increased significantly with investments in marketing and promotional campaigns to support artists, expand audience reach and help emerging talent scale.

●	Music production, catalogue development and brand development costs increased as management seeks to build a foundation for future recorded music, streaming, licensing, servicing and other revenue opportunities.

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

The Media, Sports and Entertainment segment remains in an early-stage development phase and continued to incur costs related to artist development, content production, marketing, personnel, and infrastructure. During the three months ended March 31, 2026, management updated its forecast for the segment based on current operating performance, the status of artist/talent contracts, and expected revenue-generating opportunities. The updated forecast reflected higher costs and a slower path to profitability than previously anticipated. As a result, we recorded a non-cash goodwill impairment charge of approximately $330,000 related to the Media, Sports and Entertainment reporting unit in the three months ended March 31, 2026. The impairment analysis included significant assumptions related to revenue growth, timing of artist/talent contract activity, artist-development and production costs, marketing spend, personnel and infrastructure costs, expected timing of profitability, and the discount rate.

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

The following table presents simulated changes to net interest revenue over the next 12 months beginning as of June 30, 2026 and December 31, 2025, of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	As of
	June 30, 2026	December 31, 2025
Increase of 200 basis points	41%	34%
Increase of 100 basis points	22%	18%
Increase of 50 basis points	13%	9%
Decrease of 50 basis points	(6)%	(7)%
Decrease of 100 basis points	(15)%	(15)%
Decrease of 200 basis points	(34)%	(31)%

The difference in our simulated incremental increases and decreases in the market interest rates as of June 30, 2026 compared to December 31, 2025 is primarily due to differences in the proportion of segregated cash to segregated securities and differences in the proportion of margin debit balances to cash credit balances.

Technology Initiatives

We have made investments in technology development projects collectively termed as Siebert’s Retail Platform. Technology development projects, including enhancements to the online platform serving Siebert’s retail customer base and corporate services clients, have been placed into service during 2025, and several additional projects are anticipated to go live in 2026. In 2025, we made minority equity investments in and entered into strategic partnerships with FusionIQ and Arqitech to support these technology initiatives and enhance our product offerings. Through these relationships, we are expanding our digital wealth management capabilities, developing new client-facing solutions, and leveraging advanced technology to improve operational efficiency and the overall customer experience. We believe these ongoing investments in technology, strategic partnerships, and platform development will be important in meeting the evolving needs of our retail, correspondent clearing, and corporate services customers and supporting our expansion into new markets and demographics

In February 2026, RISE entered into a clearing agreement with Green Pier, an indirect wholly owned subsidiary of FMR. The agreement was executed to support RISE’s strategic objectives through collaboration with Green Pier’s clearing infrastructure and technology platform. We believe the relationship enhances RISE’s operational capabilities and scalability and supports the execution of its broker-dealer activities.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail Customers

	As of
	June 30, 2026	December 31, 2025
Retail customer net worth (in billions)	$20.9	$19.5
Retail customer margin debit balances (in billions)	$0.4	$0.4
Retail customer credit balances (in billions)	$0.4	$0.5
Retail customer money market fund value (in billions)	$1.1	$1.0
Retail customer accounts	176,041	166,217

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represent client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represent the number of retail customers

Statements of Operations and Financial Condition

Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Results of Operations

Revenue

Stock borrow / stock loan revenue for the three and six months ended June 30, 2026 was $10.8 million and $17.6 million, respectively, and increased by $3.3 million and $5.3 million, respectively, from the corresponding periods in the prior year, primarily due to growth in stock locate services and securities lending activities.

Interest, marketing and distribution fees for the three and six months ended June 30, 2026 were $6.2 million and $12.1 million, respectively, and decreased by $0.7 million and $1.8 million, respectively, from the corresponding periods in the prior year, primarily due to lower interest rates.

Principal transactions and proprietary trading revenue for the three and six months ended June 30, 2026 was $6.1 million and $10.0 million, respectively, and increased by $10.1 million and $1.0 million, respectively, from the corresponding periods in the prior year. The increase for the three-month period was primarily attributable to the approximately $6.8 million of realized and unrealized losses recognized on the Investment in Equity Security during the second quarter of 2025, which significantly affected comparability. The increase for the six-month period was primarily attributable to improved results from riskless principal transactions and trading activity, partially offset by the $2.4 million unrealized and realized gain occurring in the prior year period. Refer to "Investment in Equity Security" and Note 1 – Organization and Basis of Presentation for additional information.

Commissions and fees for the three and six months ended June 30, 2026 were $2.7 million and $5.0 million, respectively, and increased by $0.6 million and $0.9 million, respectively, from the corresponding periods in the prior year, primarily due to increased customer trading activity and higher commission-generating transactions.

Investment banking revenue for the three and six months ended June 30, 2026 was $2.4 million and $4.0 million, respectively, and increased by $2.2 million and $3.8 million, respectively, from the corresponding periods in the prior year, reflecting continued growth of the business line.

Other income for the three and six months ended June 30, 2026 was $1.6 million and $3.0 million, respectively, and increased by $0.7 million and $1.3 million, respectively, from the corresponding periods in the prior year, primarily due to increased payment-for-order-flow revenue.

Advisory fees for the three and six months ended June 30, 2026 were $1.0 million and $2.0 million, respectively, and increased by $0.2 million and $0.5 million, respectively, from the corresponding periods in the prior year, primarily due to growth in platform assets under management.

Market making revenue for the three and six months ended June 30, 2026 was $0.3 million and $0.9 million, respectively, both of which decreased by $0.2 million compared to the corresponding periods in the prior year, primarily due to lower trading activity and market conditions.

Operating Expenses

Employee compensation and benefits for the three and six months ended June 30, 2026 were $19.2 million and $35.4 million, respectively, and increased by $5.8 million and $10.1 million, respectively, from the corresponding periods in the prior year, primarily due to higher commission payouts driven by increased commission revenue and additional personnel supporting expanded business activities and new business lines.

Clearing fees, including execution costs, for the three and six months ended June 30, 2026 were $0.9 million and $1.5 million, respectively, and increased by $0.4 million and $0.6 million, respectively, from the corresponding periods in the prior year, primarily due to clearing fees associated with the Green Pier arrangement.

Technology and communications expenses for the three and six months ended June 30, 2026 were $1.9 million and $3.7 million, respectively, and increased by $0.9 million and $1.6 million, respectively, from the corresponding periods in the prior year, primarily due to continued investments in technology infrastructure, platform enhancements, and statement printing services.

Other general and administrative expenses for the three and six months ended June 30, 2026 were $2.1 million and $3.8 million, respectively, and increased by $0.2 million and $0.4 million, respectively, from the corresponding periods in the prior year, primarily due to the expansion of business operations.

Data processing expenses for the three and six months ended June 30, 2026 were $1.8 million and $3.0 million, respectively, and increased by $0.6 million and $0.9 million, respectively, from the corresponding periods in the prior year, primarily due to expansion of technology infrastructure.

Rent and occupancy expenses for the three and six months ended June 30, 2026 were $0.5 million and $1.0 million, respectively, both of which increased by $0.1 million compared to the corresponding periods in the prior year.

Professional fees for the three and six months ended June 30, 2026 were $2.1 million and $3.8 million, respectively, and increased by $0.6 million and $0.9 million, respectively, from the corresponding periods in the prior year, primarily due to higher legal and consulting costs.

Depreciation and amortization expenses for the three and six months ended June 30, 2026 were $0.7 million and $1.4 million, respectively. Expenses were unchanged for the three-month period and increased by $0.3 million for the six-month period compared with the corresponding periods in the prior year. The increase in the six-month period was primarily attributable to additional amortization related to technology development projects placed into service.

Interest expense for the three and six months ended June 30, 2026 was $0.2 million and $0.4 million, respectively, and increased by $0.1 million and $0.3 million, respectively, from the corresponding periods in the prior year, primarily due to borrowings under the Company’s short-term line of credit with East West Bank.

Advertising and promotion expense for the three and six months ended June 30, 2026 was $0.8 million and $1.7 million, respectively, and increased by $0.6 million and $1.4 million, respectively, from the corresponding periods in the prior year, primarily due to expanded marketing initiatives supporting business growth and brand awareness.

Goodwill impairment for the three and six months ended June 30, 2026 was $0 million and $0.3 million, respectively, compared to no impairment in the corresponding periods of the prior year. The impairment reflects a goodwill impairment recognized in the Media, Sports and Entertainment segment during the three months ended March 31, 2026. Refer to Note 9 – Goodwill and Other Intangible Assets, Net for additional information.

Intangible asset impairment for the three and six months ended June 30, 2026 was $0 million and $0.5 million, respectively, compared to no impairment in the corresponding periods of the prior year. The impairment reflects a charge related to an artist contract within the Media, Sports and Entertainment segment recognized during the three months ended March 31, 2026. Refer to Note 9 – Goodwill and Other Intangible Assets, Net for additional information.

Settlement expense for both the three and six months ended June 30, 2026 was $1.48 million, primarily due to the settlement expense related to the resolution of an arbitration matter. Refer to Note 18 - Commitments, Contingencies, and Other for further information.

Provision for Income Taxes

The benefit from income taxes for the three months ended June 30, 2026 was $146,000 and decreased by $967,000 from the corresponding period in the prior year, primarily due to a pre-tax loss in the three months ended June 30, 2025. Refer to Note 14 – Income Taxes for additional detail. The benefit from income taxes for the six months ended June 30, 2026 was $1,041,000, compared with a provision for income taxes of $722,000, compared with a provision for income taxes of $722,000 in the corresponding period of the prior year, representing a change of $1,763,000. The change was primarily due to a pre-tax loss in the six months ended June 30, 2026. Refer to Note 14 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $0 for both the three months ended June 30, 2026 and 2025. Net loss attributable to noncontrolling interests for the six months ended June 30, 2026 was $0, compared to net loss attributable to noncontrolling interests of approximately $3,000 in the corresponding period of the prior year, due to Siebert’s acquisition of the remaining ownership interest in RISE. As of June 30, 2026 and December 31, 2025, RISE was wholly owned by Siebert.

Statements of Financial Condition As of June 30, 2026 and December 31, 2025

Assets

Assets as of June 30, 2026 were $968,763,000 and increased by $209,721,000 from December 31, 2025, primarily due to an increase in securities borrowed, partially offset by a decrease in securities owned, at fair value.

Liabilities

Liabilities as of June 30, 2026 were $ 880,112,000 and increased by $210,230,000 from December 31, 2025, primarily due to an increase in securities loaned and payables to broker-dealers and clearing organizations, partially offset by a decrease in drafts payable.

Liquidity and Capital Resources

Overview

As of June 30, 2026, a significant portion of our assets were liquid in nature, providing us with flexibility in financing our business. A significant portion of our assets not held by customers or used for stock borrow / stock loan consisted primarily of cash and cash equivalents, securities owned, at fair value, which are marked-to-market daily, and receivables from and deposits with broker-dealers and clearing organizations.

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

Cash and Cash Equivalents

Our cash and cash equivalents were $16.1 million and $22.4 million as of June 30, 2026 and December 31, 2025, respectively.

EWB Credit Agreement

On August 15, 2024, we entered into the EWB Credit Agreement with East West Bank providing a $20 million revolving credit facility. This credit facility allows us to fund acquisitions, execute stock buybacks, and meet general corporate needs up to $10 million, ensuring access to capital for both growth and operational purposes. The maturity date of the EWB Credit Agreement is July 29, 2027. The interest rate structure that is tied to either the one-month Term SOFR plus 3.15% or a minimum of 7.50%. John J. Gebbia and Gloria E. Gebbia, and their trust, provided personal guarantees related to this agreement which further strengthen our borrowing position and help secure favorable terms. As of June 30, 2026, $5 million was outstanding related to the above EWB Credit Agreement. The interest rate was 7.5% for this credit facility during both the three and six months ended June 30, 2026.

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

Effective November 22, 2025, MSCO renewed the BMO Credit Agreement with BMO Harris until November 20, 2026. Borrowings under the BMO Credit Agreement will bear interest on the outstanding daily balance at a rate of interest per annum equal 2.5% plus the greater of: (a) Term SOFR for such day plus 0.11448% and (b) Federal Funds Target Range – Upper Limit and (c) 0.25%. The annual commitment fee is equal to one half of one percent (0.50%) of the average daily unused portion of the commitment of $20,000,000. The BMO Credit Agreement contains customary affirmative covenants and negative covenants and requires MSCO to maintain minimum total regulatory capital of $50,000,000, excess net capital of 25,000,000, assets to total regulatory capital ratio of not more than 5.0 to 1.0, and a minimum liquidity ratio of not less than 1.0.

Debt Agreements

We have $4.1 million outstanding on our mortgage with East West Bank and an unutilized line of credit for short term overnight demand borrowing of up to $25 million with BMO Harris as of June 30, 2026. As of June 30, 2026, we were in compliance with all covenants related to our mortgage agreement.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of June 30, 2026.

	Payments Due By Period
	2026	2027	2028	2029	2030	Thereafter	Total
Operating lease commitments	$793,000	$1,119,000	$632,000	$12,000	$—	$—	$2,556,000
Mortgage with East West Bank (1)	46,000	95,000	98,000	112,000	117,000	3,626,000	4,094,000
Broadridge contract (2)	275,000	550,000	504,000	—	—	—	1,329,000
Media agreement (3)	322,000	102,000	—	—	—	—	424,000
Total	$1,436,000	$1,866,000	$1,234,000	$124,000	$117,000	$3,626,000	$8,403,000

(1)	On December 30, 2021, we purchased the Miami office building and financed part of the purchase price with a mortgage with East West Bank.

(2)	In November 2025, we entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC with a total minimum expense of approximately $1.7 million for this arrangement.

(3)

In March 2026, we entered into a media partnership agreement with a multimedia news platform operator with a total cost of $1.0 million, comprised of $0.8 million in cash and approximately $0.2 million in stock. Refer to Note 18 – Commitments, Contingencies, and Other for further detail.

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

MSCO and RISE can transfer funds to Siebert as long as MSCO and RISE maintain their liquidity and regulatory capital requirements. For the six months ended June, 2026 and 2025, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 15 – Capital Requirements for more detail about our capital requirements.

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

For the six months ended June 30, 2026, cash used in operating activities decreased by $5.2 million compared to the prior year period, which was primarily driven by the net change in securities loaned, securities borrowed, securities segregated, receivables from customers, and payables to customers.

For the six months ended June 30, 2026, cash used in investing activities decreased by $2.5 million compared to the prior year period, which was primarily driven by the investment in FusionIQ in 2025 and lower software capital expenditures in the six months ended June 30, 2026.

For the six months ended June 30, 2026, cash flows used in financing activities decreased by $34,000 compared to the prior year period, which was primarily due to a RISE cash distribution in the first quarter of 2025.

Long Term Contracts

Effective September 29, 2025, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional five-year period commencing on September 26, 2025 and ending October 1, 2030. As part of this agreement, we received a one-time business development credit of $4.8 million. The amendment also provides for an early termination fee; however, as of June 30, 2026, we do not expect to terminate the contract with NFS before the end of the contract term. For the three and six months ended June 30, 2026 and 2025, there was no expense recognized for any early termination fees. Refer to Note 12 – Deferred Contract Incentive and Note 18 – Commitments, Contingencies and Other for additional detail.

Effective November 2025, MSCO entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC that, among other things, extends the term of their arrangement for a three-year period ending November 2028, with an option to terminate after three years. As of June 30, 2026, the total remaining minimum expense for this arrangement is estimated at approximately $1.3 million over the duration of the contract.

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three and six months ended June 30, 2026 and 2025. Refer to Note 16 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

Critical Accounting Policies and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K. As of June 30, 2026, there have been no changes to our critical accounting policies or estimates other than the below.

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

In the three months ended March 31, 2026, we recorded a noncash goodwill impairment charge of approximately $330,000 related to the Media, Sports and Entertainment reporting unit. The impairment analysis required management to make significant estimates and assumptions, including projected revenue growth, artist contract activity, expected profitability, terminal growth rate, and discount rate. Following the impairment, no goodwill remained assigned to the Media, Sports and Entertainment reporting unit. We also evaluated our Financial Services reporting unit and concluded that no impairment existed as of June 30, 2026.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may be subject to various proceedings and claims arising from our business activities, including lawsuits, arbitration claims and regulatory matters. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the business, which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages. Except as described below, in our opinion, based on currently available information, the ultimate resolution of current matters is not expected to have a material adverse impact on our financial position and results of operations. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

Subsequent to June 30, 2026, the Company settled an arbitration that requires the Company to make a payment of approximately $1.48 million, which is expected to be paid during the third quarter of 2026. As of June 30, 2026, the Company had recorded $1.48 million related to the settlement, which is included in the line item “Accounts payable and accrued liabilities” on the statements of financial condition. The settlement charge of $1.48 million was recognized in line item “Settlement expense” on the statements of operations during the three and six months ended June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Dated: August 11, 2026