Form 10-Q
period 2026-09-30
SIEBERT FINANCIAL CORP
filed 2026-11-13
CIK 65596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2026, there were 43,224,436 issued and 42,224,436 shares outstanding of the registrant’s common stock

SIEBERT FINANCIAL CORP.

- i -

Forward-Looking Statements

For purposes of this Quarterly Report on Form 10-Q (“Report”), the terms “Siebert,” “Company,” “we,” “us” and “our” refer to Siebert Financial Corp., and its wholly-owned subsidiaries collectively, unless the context otherwise requires.

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

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$9,071,000	$22,408,000
Cash and securities segregated for regulatory purposes; (Cash of $146.5 million, securities with a fair value of $41.5 million as of September 30, 2026; Cash of $151.0 million, securities with a fair value of $34.6 million as of December 31, 2025)	187,985,000	185,608,000
Receivables from customers	106,456,000	73,465,000
Receivables from broker-dealers and clearing organizations	18,970,000	6,801,000
Receivables from non-customers	1,780,000	1,773,000
Notes receivable	—	350,000
Other receivables	6,217,000	4,522,000
Prepaid expenses and other assets	3,944,000	3,801,000
Securities borrowed	436,959,000	408,495,000
Securities owned, at fair value	11,603,000	19,862,000
Taxes receivable	150,000	142,000
Total Current assets	783,135,000	727,227,000

Deposits with broker-dealers and clearing organizations	6,404,000	5,503,000
Property, office facilities, and equipment, net	9,842,000	10,386,000
Software, net	6,074,000	5,911,000
Other intangible assets, net	480,000	908,000
Lease right-of-use assets	6,421,000	2,253,000
Investments, cost	3,076,000	2,000,000
Investments, at fair value	1,400,000	—
Deferred tax assets	3,987,000	2,535,000
Goodwill	1,989,000	2,319,000
Total Assets	$822,808,000	$759,042,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Payables to customers	$268,425,000	$237,193,000
Payables to non-customers	7,000	7,000
Drafts payable	5,142,000	2,829,000
Payables to broker-dealers and clearing organizations	2,114,000	769,000
Accounts payable and accrued liabilities	5,367,000	4,523,000
Securities loaned	431,165,000	407,258,000
Securities sold, not yet purchased, at fair value	75,000	219,000
Other deferred revenue	461,000	70,000
Contract termination liability	—	819,000
Current portion of deferred contract incentive	960,000	960,000
Current portion of lease liabilities	1,329,000	1,086,000
Current portion of debt	5,094,000	5,091,000
Total Current liabilities	720,139,000	660,824,000

Deferred contract incentive, less current portion	2,880,000	3,600,000
Lease liabilities, less current portion	5,347,000	1,410,000
Debt, less current portion	3,977,000	4,048,000
Total Liabilities	732,343,000	669,882,000

Stockholders’ Equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 43,224,436 shares issued and 42,224,436 shares outstanding as of September 30, 2026, respectively. 41,435,936 shares issued and 40,435,936 shares outstanding as of December 31, 2025, respectively.	433,000	415,000
Treasury stock, at cost; 1,000,000 shares held as of both September 30, 2026 and December 31, 2025	(2,510,000)	(2,510,000)
Additional paid-in capital	50,336,000	46,040,000
Retained earnings	42,206,000	45,215,000
Total Stockholders’ equity	90,465,000	89,160,000

Total Liabilities and Stockholders’ Equity	$822,808,000	$759,042,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Stock borrow / stock loan	$7,291,000	$10,048,000	$24,913,000	$22,407,000
Interest, marketing and distribution fees	6,360,000	6,985,000	18,419,000	20,799,000
Principal transactions and proprietary trading	4,652,000	4,295,000	14,672,000	13,279,000
Commissions and fees	2,366,000	2,263,000	7,351,000	6,379,000
Investment banking	798,000	311,000	4,806,000	517,000
Other income	1,581,000	1,408,000	4,607,000	3,134,000
Advisory fees	1,148,000	831,000	3,193,000	2,370,000
Market making	478,000	706,000	1,357,000	1,755,000
Total Revenue	24,674,000	26,847,000	79,318,000	70,640,000

Expenses
Employee compensation and benefits	15,154,000	16,360,000	50,561,000	41,670,000
Clearing fees, including execution costs	859,000	643,000	2,316,000	1,545,000
Technology and communications	1,919,000	1,530,000	5,658,000	3,680,000
Other general and administrative	1,546,000	1,760,000	5,343,000	5,109,000
Data processing	1,680,000	1,146,000	4,720,000	3,242,000
Rent and occupancy	707,000	476,000	1,690,000	1,385,000
Professional fees	2,119,000	1,553,000	5,877,000	4,363,000
Depreciation and amortization	714,000	649,000	2,075,000	1,693,000
Advertising and promotion	882,000	435,000	2,618,000	807,000
Interest expense	173,000	107,000	619,000	294,000
Settlement expense	—	—	1,475,000	—
Intangible asset impairment	—	—	454,000	—
Goodwill impairment	—	—	330,000	—
Total Expenses	25,753,000	24,659,000	83,736,000	63,788,000

Operating income (loss)	(1,079,000)	2,188,000	(4,418,000)	6,852,000

Income (loss) before provision for (benefit from) income taxes	(1,079,000)	2,188,000	(4,418,000)	6,852,000
Provision for (benefit from) income taxes	(368,000)	564,000	(1,409,000)	1,286,000
Net income (loss)	(711,000)	1,624,000	(3,009,000)	5,566,000
Less net income (loss) attributable to noncontrolling interests	—	2,000	—	(1,000)
Net income (loss) available to common stockholders	$(711,000)	$1,622,000	$(3,009,000)	$5,567,000

Net income (loss) available to common stockholders per share of common stock
Basic and diluted	$(0.02)	$0.04	$(0.07)	$0.14

Weighted average shares outstanding
Basic and diluted	41,482,496	40,424,577	41,090,106	40,339,709

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares Issued	$0.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2025	41,120,936	$412,000	1,000,000	$(2,510,000)	$46,090,000	$40,094,000	$84,086,000	$1,006,000	$85,092,000
Share-based compensation	237,000	2,000	—	—	552,000	—	554,000	—	554,000
RISE cash distribution	—	—	—	—	—	—	—	(35,000)	(35,000)
Net income (loss)	—	—	—	—	—	8,664,000	8,664,000	(3,000)	8,661,000
Balance – March 31, 2025	41,357,936	$414,000	1,000,000	$(2,510,000)	$46,642,000	$48,758,000	$93,304,000	$968,000	$94,272,000
Share-based compensation	62,000	1,000	—	—	434,000	—	435,000	—	435,000
Net loss	—	—	—	—	—	(4,719,000)	(4,719,000)	—	(4,719,000)
Balance – June 30, 2025	41,419,936	415,000	1,000,000	$(2,510,000)	$47,076,000	$44,039,000	$89,020,000	$968,000	$89,988,000
Share-based compensation	7,000	—	—	—	256,000	—	256,000	—	256,000
Net income	—	—	—	—	—	1,622,000	1,622,000	2,000	1,624,000
Balance – September 30, 2025	41,426,936	415,000	1,000,000	$(2,510,000)	$47,332,000	$45,661,000	$90,898,000	$970,000	$91,868,000

	Common Stock		Treasury Stock
	Number of Shares Issued	$0.01 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance – January 1, 2026	41,435,936	$415,000	1,000,000	$(2,510,000)	$46,040,000	$45,215,000	$89,160,000	$—	$89,160,000
Share-based compensation	505,000	5,000	—	—	827,000	—	832,000	—	832,000
Transaction with FMR	—	—	—	—	100,000	—	100,000	—	100,000
Net loss	—	—	—	—	—	(1,972,000)	(1,972,000)	—	(1,972,000)
Balance – March 31, 2026	41,940,936	$420,000	1,000,000	$(2,510,000)	$46,967,000	$43,243,000	$88,120,000	$—	$88,120,000
Share-based compensation	60,000	1,000	—	—	367,000	—	368,000	—	368,000
Transaction with media platform(1)	100,000	1,000	—	—	188,000	—	189,000	—	189,000
Transaction with FMR	—	—	—	—	300,000	—	300,000	—	300,000
Net loss	—	—	—	—	—	(326,000)	(326,000)	—	(326,000)
Balance – June 30, 2026	42,100,936	$422,000	1,000,000	$(2,510,000)	$47,822,000	$42,917,000	$88,651,000	$—	$88,651,000
Share-based compensation	123,500	1,000	—	—	359,000	—	360,000	—	360,000
ATM issuance(2)	1,000,000	10,000	—	—	1,855,000	—	1,865,000	—	1,865,000
Transaction with FMR	—	—	—	—	300,000	—	300,000	—	300,000
Net loss	—	—	—	—	—	(711,000)	(711,000)	—	(711,000)
Balance – September 30, 2026	43,224,436	$433,000	1,000,000	$(2,510,000)	$50,336,000	$42,206,000	$90,465,000	$—	$90,465,000

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

(1)	Refer to Note 17 – Commitments, Contingencies, and Other for further detail.

(2)	Refer to Note 17 – Commitments, Contingencies, and Other for further detail.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(3,009,000)	$5,566,000
Adjustments to reconcile net income (loss) to net cash used in (provided by) operating activities:
Deferred tax expense (benefit)	(1,452,000)	1,049,000
Depreciation and amortization	2,075,000	1,693,000
Goodwill impairment	330,000	—
Intangible asset impairment	454,000	—
Loss on disposal of assets	83,000	—
FMR clearing arrangement (3)	700,000	—
Share-based compensation (4)	1,560,000	1,245,000
Interest related to contract termination liability payment	181,000	178,000

Changes in
Securities segregated for regulatory purposes	(6,910,000)	34,386,000
Receivables from customers	(32,991,000)	9,999,000
Receivables from non-customers	(7,000)	(1,196,000)
Receivables from and deposits with broker-dealers and clearing organizations	(13,070,000)	(5,118,000)
Securities borrowed	(28,464,000)	(114,257,000)
Securities owned, at fair value	8,259,000	1,271,000
Prepaid expenses and other assets	(1,675,000)	(4,994,000)
Payables to customers	31,232,000	15,531,000
Payables to non-customers	-	(3,071,000)
Drafts payable	2,313,000	14,000
Payables to broker-dealers and clearing organizations	1,345,000	267,000
Accounts payable and accrued liabilities	721,000	1,915,000
Securities loaned	23,907,000	63,404,000
Securities sold, not yet purchased, at fair value	(144,000)	126,000
Net lease liabilities	12,000	(13,000)
Taxes payable / receivable	(8,000)	(1,006,000)
NFS business development credits	(720,000)	4,304,000
Other deferred revenue	391,000	50,000
Contract termination liability payment	(1,000,000)	(1,503,000)
Net cash used in (provided by) operating activities	(15,887,000)	9,840,000

Cash Flows From Investing Activities
Purchase of office facilities and equipment	(146,000)	(445,000)
Purchase of software	(1,016,000)	(1,782,000)
Additions to property, office facilities, and equipment	(405,000)	(462,000)
Purchase of intangible assets	(113,000)	—
Media production costs	—	(227,000)
Cash paid in investments at cost	(700,000)	(2,000,000)
Cash paid in investments at fair value	(1,400,000)	—
Acquisition of BMLG assets	—	(441,000)
Net cash used in investing activities	(3,780,000)	(5,357,000)

Cash Flows From Financing Activities
ATM issuance	1,865,000	—
Bank loan – short term	—	1,000,000
RISE cash distribution	—	(35,000)
Repayments of long-term debt	(68,000)	(66,000)
Net cash provided by financing activities	1,797,000	899,000

Net change in cash and cash equivalents, and cash segregated for regulatory purposes	(17,870,000)	5,382,000
Cash and cash equivalents, and cash segregated for regulatory purposes - beginning of period	173,415,000	168,458,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of period	$155,545,000	$173,840,000

Reconciliation of cash, cash equivalents, and cash segregated for regulatory purposes
Cash and cash equivalents - end of period	9,071,000	19,649,000
Cash segregated for regulatory purposes - end of period	146,474,000	154,191,000
Cash and cash equivalents, and cash segregated for regulatory purposes - end of period	$155,545,000	$173,840,000

Supplemental cash flow information
Cash paid during the period for income taxes	$64,000	$1,243,000
Cash paid during the period for interest	$438,000	$116,000

Non-cash investing and financing activities
Transaction with media platform	$189,000	$—
Conversion to Preferred Units (5)	$376,000	$—

Numbers are rounded for presentation purposes. See notes to condensed consolidated financial statements.

(3)	Refer to Note 1 – Organization and Basis of Presentation for further detail.

(4)	Refer to Note 19 – Employee Benefit Plans for further detail.

(5)	Refer to Note 9 – Investments, Cost for further detail.

SIEBERT FINANCIAL CORP. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Organization

Siebert Financial Corp., a New York corporation, incorporated in 1934, is a holding company that conducts the following lines of business through its wholly-owned subsidiaries:

●	Muriel Siebert & Co., LLC (“MSCO”) provides retail brokerage and investment banking services. MSCO is a Delaware limited liability company and broker-dealer registered with the SEC under the Exchange Act and the Commodity Exchange Act of 1936, and member of the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Securities Investor Protection Corporation (“SIPC”), Euroclear, the National Futures Association (“NFA”), and the Commodity Futures Trading Commission (“CFTC”).

●	Siebert AdvisorNXT, LLC (“SNXT”) provides investment advisory services. SNXT is a New York limited liability company registered with the SEC as a Registered Investment Advisor (“RIA”) under the Investment Advisers Act of 1940.

●	Park Wilshire Companies, Inc. (“PW”) provides insurance services. PW is a Texas corporation and licensed insurance agency.

●	Siebert Technologies, LLC (“STCH”) provides technology development. STCH is a Nevada limited liability company.

●	RISE Financial Services, LLC (“RISE”) is a Delaware limited liability company and broker-dealer registered with the SEC, CFTC, FINRA, SIPC, and NFA.

●	StockCross Digital Solutions, Ltd. (“STXD”) is an inactive subsidiary headquartered in Bermuda.

●	Gebbia Holdings, LLC (“GH”) is a Florida limited liability company that serves as the holding company for Gebbia Media, LLC (“GM”) and Gebbia Sports, LLC (“GS”). GM provides talent management and promotional services for media and entertainment professionals, as well as in-house content production, branding, marketing, and related media services for the Company. GS provides athlete management, representation, marketing, and promotional services within the sports industry.

●	Siebert Crypto, LLC (“SCRYP”) is a Delaware limited liability company formed to provide future digital asset-related services. SCRYP has not yet commenced business operations.

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

The Company operates two reportable segments, Financial Services, and Media, Sports and Entertainment. Financial Services is the Company’s primary segment and includes the Company’s broker-dealer and related financial services operations. Media, Sports and Entertainment includes the Company’s entertainment and sports management and related marketing, advertising, and production activities. All of the Company’s revenues for the three and nine months ended September 30, 2026 and 2025 were derived from its operations in the U.S.

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

For consolidated subsidiaries that are not wholly-owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income or loss attributable to noncontrolling interests for such subsidiaries is presented as net income or loss attributable to noncontrolling interests in the consolidated statements of operations. The portion of total equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests in the consolidated statements of financial condition. As of September 30, 2026, all of the Company’s subsidiaries were wholly owned and, accordingly, there were no noncontrolling interests.

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 – Summary of Significant Accounting Policies in the Company’s 2025 Form 10-K. Except as set forth below, those policies were unchanged during the three and nine months ended September 30, 2026.

Unusual Whales Agreement

In August 2026, SNXT entered into a five-year License and Marketing Services Agreement (the “UW Agreement”) with Unusual Whales, Inc. (“Unusual Whales”), a provider of financial market data and investment research tools. Pursuant to the UW Agreement, SNXT will to launch and manage exchange-traded funds utilizing the Unusual Whales brand and market data. SNXT paid Unusual Whales a non-refundable fee of $300,000 at signing. Approximately fifteen months after the effective date, SNXT will grant Unusual Whales the right to receive 50% of the funds’ profits for each quarter thereafter. Unusual Whales does not share in losses, and this right is forfeited upon termination of the UW Agreement.

The Company recorded the $300,000 fee as a prepaid asset and expenses it on a straight-line basis over the five-year term. The membership interest gives Unusual Whales only a share of profit during the term and no residual interest in SNXT. The Company therefore accounts for it as a profit-sharing arrangement rather than as equity or a share-based payment, and records Unusual Whales’ share of profit in operating expenses as it is earned. The profit share and the buy-out rights on termination are excluded from derivative accounting under ASU 2025-07 (as defined below) because they are based on SNXT’s own operations. Refer to Note 2 - New Accounting Standards.

Clearing Agreement and Warrant Agreement

During the first quarter of 2026, RISE entered into a clearing arrangement with Green Pier Fintech LLC (“Green Pier”), an indirect wholly owned subsidiary of Fidelity Management and Research LLC (“FMR”). In connection with the arrangement, on March 2, 2026, RISE issued FMR a warrant to purchase up to 700 LLC units, subject to vesting over three years, and entered into a related side letter. The Company concluded that the warrant, as modified by the side letter, is an equity-classified share-based payment award. Accordingly, the warrant is measured at fair value on the grant date and the warrant is not subject to subsequent remeasurements so long as they continue to meet criteria for equity classification over the requisite service period. The clearing arrangement is accounted for separately as an executory service arrangement, and related fees are recognized as incurred. The Company recognizes share-based compensation expense over the nonemployee’s vesting period as services are received. For the three and nine months ended September 30, 2026, the Company recognized $300,000 and $700,000, respectively, of share-based compensation expense related to the warrant, which is included in the line item “Clearing fees, including execution costs” on the statements of operations.

Investment in Equity Security

In the first quarter of 2025, the Company participated in a private placement and acquired restricted shares of a privately held U.S. company (the “Investment in Equity Security”). These shares were subject to restrictions on transferability and did not have a readily determinable fair value at the time of acquisition. On March 31, 2025, the issuer completed its initial public offering “(IPO”), and the Company’s restricted shares converted into restricted publicly traded shares as part of the IPO process. These shares remained subject to resale restrictions and could not be sold unless a registration statement was filed with the SEC or an applicable exemption from registration became available. Additional details are provided in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.

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

Investment in FusionIQ

The Company holds preferred units and simple agreements for future equity (“SAFEs”) issued by IQvestment Holdings, LLC (“IQvestment”), the parent company of FusionIQ (“FusionIQ”), and does not have significant influence over IQvestment. The preferred units do not have a readily determinable fair value and are measured under the measurement alternative in ASC 321, at cost less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company performs a qualitative assessment of the preferred units for impairment and evaluates potential observable price changes at each reporting date. The Company elected the fair value option under ASC 825 for each SAFE on the date it was first recognized and measures each SAFE, in its entirety, at fair value at each reporting date, with changes in fair value recognized in “Other income” on the statements of operations. The Company elected the fair value option because a single fair value measurement best reflects the SAFEs’ conversion and payout features. Refer to Note 4 – Fair Value Measurements and Note 9 – Investments, Costs for further information.

2. New Accounting Standards

Recently Adopted Accounting Standards

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”). ASU 2025-07 excludes from derivative accounting contracts that are not exchange-traded and whose underlying is based on the operations or activities of one of the parties, and clarifies that share-based noncash consideration from a customer is initially accounted for under Topic 606. The Company early adopted ASU 2025-07 in the three months ended September 30, 2026. As required for early adoption in an interim period, the Company applied the amendments as of January 1, 2026, using the prospective method for contracts entered into on or after that date. The adoption did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). The ASU is intended to enhance the transparency and decision usefulness of income statement expense disclosures by requiring greater disaggregation of certain expense categories. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and anticipates the amendments will require significant changes to the Company’s expense disclosures.

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

3. Receivables From, Payables To, and Deposits With Broker-Dealers and Clearing Organizations

Amounts receivable from, payables to, and deposits with broker-dealers and clearing organizations consisted of the following as of the periods indicated:

	As of September 30, 2026	As of December 31, 2025
Receivables from and deposits with broker-dealers and clearing organizations
DTCC / OCC / NSCC (1)	$15,115,000	$9,058,000
Goldman Sachs & Co. LLC (“GSCO”)	77,000	66,000
Securities fail-to-deliver	6,758,000	556,000
FMR(2)	52,000	—
National Financial Services, LLC (“NFS”) (3)	2,724,000	2,162,000
Tzero Digital Asset Securities, LLC(3)	25,000	—
Tzero Securities, LLC(3)	25,000	—
Globalshares	45,000	55,000
Underwriting fees receivable	553,000	—
Other receivables	—	407,000
Total Receivables from and deposits with broker-dealers and clearing organizations	$25,374,000	$12,304,000

Payables to broker-dealers and clearing organizations
Securities fail-to-receive	$1,344,000	$437,000
Payables to broker-dealers	770,000	332,000
Total Payables to broker-dealers and clearing organizations	$2,114,000	$769,000

(1)	Depository Trust & Clearing Corporation is referred to as (“DTCC”), Options Clearing Corporation is referred to as (“OCC”), and National Securities Clearing Corporation is referred to as (“NSCC”).

Under the DTCC shareholders’ agreement, MSCO is required to participate in the DTCC common stock mandatory purchase. As of September 30, 2026 and December 31, 2025, MSCO had shares of DTCC common stock valued at approximately $1.6 million and $1.4 million, respectively, which are included within the line item “Deposits with broker-dealers and clearing organizations” on the statements of financial condition. The share value is updated annually, as of February 26, 2026 and as of December 31, 2025, based on the release of DTCC’s annual amended and restated shareholder agreement.

(2)	In connection with its clearing arrangement with Green Pier, RISE is required to maintain a clearing deposit with the clearing broker. RISE funded an initial deposit of $50,000, which is held as collateral and may be applied against fees, losses, or other obligations arising under the agreement. The clearing broker may require RISE to post additional deposits from time to time based on RISE’s trading activity and assessed risk profile. Refer to Note 1 – Organization and Basis of Presentation for more detail.

(3)	In connection with its clearing arrangements with NFS, tZERO Digital Asset Securities, LLC and tZERO Securities, LLC (collectively, “Clearing Brokers”), MSCO is required to maintain security deposits to support its obligations under the arrangement. In connection with these arrangements, MSCO maintained clearing deposits of $50,000 with NFS, $25,000 with tZERO Digital Asset Securities, LLC, $25,000 with Tzero Securities, LLC. The clearing broker may require MSCO to post additional deposits from time to time based on MSCO’s trading activity and assessed risk profile.

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

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$41,511,000	$—	$—	$41,511,000

Securities owned, at fair value
U.S. government securities	$8,539,000	$—	$—	$8,539,000
Certificates of deposit	—	113,000	—	113,000
Corporate bonds	—	2,000	—	2,000
Equity securities	2,475,000	474,000	—	2,949,000
Investments at fair value	—	1,400,000	—	1,400,000
Total Securities owned, at fair value	$11,014,000	$1,989,000	$—	$13,003,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$75,000	$—	$—	$75,000
Total Securities sold, not yet purchased, at fair value	$75,000	$—	$—	$75,000

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and securities segregated for regulatory purposes
U.S. government securities	$34,601,000	$—	$—	$34,601,000

Securities owned, at fair value
U.S. government securities	$16,654,000	$—	$—	$16,654,000
Certificates of deposit	—	113,000	—	113,000
Equity securities	3,001,000	94,000	—	3,095,000
Total Securities owned, at fair value	$19,655,000	$207,000	$—	$19,862,000

Liabilities
Securities sold, not yet purchased, at fair value
Equity securities	$150,000	$—	$—	$150,000
Corporate bonds	—	1,000	—	1,000
Options	68,000	—	—	68,000
Total Securities sold, not yet purchased, at fair value	$218,000	$1,000	$—	$219,000

Investment in FusionIQ SAFEs

The Company’s SAFEs issued by IQvestment are measured at fair value on a recurring basis under the fair value option and are classified within Level 2 of the fair value hierarchy. The Company estimates their fair value by reference to the price paid by unrelated investors for identical SAFEs issued by IQvestment during 2026, adjusted for any change since the purchase dates in the likelihood and expected timing of a qualifying equity financing, a sale or a dissolution of IQvestment. As of September 30, 2026, IQvestment continued to issue SAFEs, with terms identical to those held by the Company, to unrelated investors at amounts equal to their stated purchase amounts and had not announced a qualifying equity financing. IQvestment issued SAFEs on these terms to multiple unrelated investors during 2026, providing an observable transaction price for an identical instrument that remained unchanged as of September 30, 2026. Accordingly, the Company estimated the fair value of its SAFEs to equal their aggregate purchase amount, with no adjustment.

The fair value of the SAFEs was $1,400,000 as of September 30, 2026. The Company purchased the SAFEs for $1,000,000 in July 2026 and $400,000 in September 2026, with no change in fair value from the purchase dates to September 30, 2026. The Company held no SAFEs before July 2026.

The Company had U.S. government securities with the market values and maturity dates for the periods indicated below.

As of September 30, 2026
Maturing in 2026	$5,001,000
Maturing in 2027	14,672,000
Maturing in 2028	30,093,000
Accrued interest	285,000
Total Market value	$50,051,000

As of December 31, 2025
Maturing in 2026	$44,135,000
Maturing in 2027	7,028,000
Accrued interest	92,000
Total Market value	$51,255,000

Financial Assets and Liabilities Not Carried at Fair Value

Financial assets and liabilities not measured at fair value are recorded at carrying value, which approximates fair value either due to their short-term nature, or in the case of long-term assets or liabilities, management has determined the difference in the carrying value and fair value is immaterial. The tables below represent financial instruments in which the ending balances as of September 30, 2026 and December 31, 2025 are not carried at fair value in the statements of financial condition:

	As of September 30, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$9,071,000	$9,071,000	$9,071,000	$—	$—
Cash – segregated for regulatory purposes	146,474,000	146,474,000	146,474,000	—	—
Securities borrowed	436,959,000	436,959,000	—	436,959,000	—
Receivables from customers	106,456,000	106,456,000	—	106,456,000	—
Receivables from non-customers	1,780,000	1,780,000	—	1,780,000	—
Receivables from broker-dealers and clearing organizations	18,970,000	18,970,000	—	18,970,000	—
Other receivables	6,217,000	6,217,000	—	6,217,000	—
Deposits with broker-dealers and clearing organizations	6,404,000	6,404,000	—	6,404,000	—
Total financial assets, not measured at fair value	$732,331,000	$732,331,000	$155,545,000	$576,786,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$431,165,000	$431,165,000	$—	$431,165,000	$—
Payables to customers	268,425,000	268,425,000	—	268,425,000	—
Payables to non-customers	7,000	7,000	—	7,000	—
Drafts payable	5,142,000	5,142,000	—	5,142,000	—
Payables to broker-dealers and clearing organizations	2,114,000	2,114,000	—	2,114,000	—
Debt	9,071,000	9,071,000	—	9,071,000	—
Total financial liabilities, not measured at fair value	$715,924,000	$715,924,000	$—	$715,924,000	$—

	As of December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets, not measured at fair value
Cash and cash equivalents	$22,408,000	$22,408,000	$22,408,000	$—	$—
Cash – segregated for regulatory purposes	151,007,000	151,007,000	151,007,000	—	—
Securities borrowed	408,495,000	408,495,000	—	408,495,000	—
Receivables from customers	73,465,000	73,465,000	—	73,465,000	—
Receivables from non-customers	1,773,000	1,773,000	—	1,773,000	—
Receivables from broker-dealers and clearing organizations	6,801,000	6,801,000	—	6,801,000	—
Other receivables	4,522,000	4,522,000	—	4,522,000	—
Deposits with broker-dealers and clearing organizations	5,503,000	5,503,000	—	5,503,000	—
Total financial assets, not measured at fair value	$673,974,000	$673,974,000	$173,415,000	$500,559,000	$—

Financial liabilities, not measured at fair value
Securities loaned	$407,258,000	$407,258,000	$—	$407,258,000	$—
Payables to customers	237,193,000	237,193,000	—	237,193,000	—
Payables to non-customers	7,000	7,000	—	7,000	—
Drafts payable	2,829,000	2,829,000	—	2,829,000	—
Payables to broker-dealers and clearing organizations	769,000	769,000	—	769,000	—
Debt	9,139,000	9,139,000	—	9,139,000	—
Contract termination liability	819,000	819,000	—	819,000	—
Total financial liabilities, not measured at fair value	$658,014,000	$658,014,000	$—	$658,014,000	$—

5. Property, Office Facilities, and Equipment, Net

Property, office facilities, and equipment consisted of the following as of the periods indicated:

	As of September 30, 2026	As of December 31, 2025
Property	$6,815,000	$6,815,000
Office facilities	4,812,000	4,544,000
Equipment	1,627,000	1,481,000
Total Property, office facilities, and equipment	13,254,000	12,840,000
Less accumulated depreciation	(3,412,000)	(2,454,000)
Total Property, office facilities, and equipment, net	$9,842,000	$10,386,000

Total depreciation expense for property, office facilities, and equipment was $368,000 and $255,000 for the three months ended September 30, 2026 and 2025, respectively. Total depreciation expense for property, office facilities, and equipment was $1,012,000 and $744,000 for the nine months ended September 30, 2026 and 2025, respectively.

6. Software, Net

Software consisted of the following as of the periods indicated:

	As of September 30, 2026	As of December 31, 2025
Software	$2,139,000	$2,052,000
Retail Platform	7,045,000	5,993,000
Total Software	9,184,000	8,045,000
Less accumulated amortization - Software	(1,815,000)	(1,516,000)
Less accumulated amortization – Retail Platform	(1,295,000)	(618,000)
Total Software, net	$6,074,000	$5,911,000

The Company works with various technology vendors to support the development of online platforms for the Company’s retail customer base and corporate services clients, a mobile retail trading application, as well as upgrades to the Company’s technological and operational infrastructure to support these platforms and future growth (“Retail Platform”). The total capitalized software development cost related to the Retail Platform was $7,045,000 as of September 30, 2026.

Software development totaling $525,000 and $3,983,000 of the Retail Platform were placed into service in the nine months ended September 30, 2026 and 2025, respectively.

Total amortization of software was $333,000 and $319,000 for the three months ended September 30, 2026 and 2025, respectively. Total amortization of software was $976,000 and $777,000 for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the Company estimates the following future amortization of software assets:

Year	Amount
2026	$329,000
2027	1,453,000
2028	1,468,000
2029	1,418,000
2030 and after	1,406,000
Total	$6,074,000

7. Leases

As of September 30, 2026, all of the Company’s leases are classified as operating and primarily consist of office space leases expiring in 2026 through 2036. The Company elected not to include short-term leases (i.e., leases with initial terms of less than twelve months), or equipment leases (deemed immaterial) on the statements of financial condition. The Company leases some miscellaneous office equipment, but they are immaterial and therefore the Company records the costs associated with this office equipment on the statements of operations rather than capitalizing them as lease right-of-use assets. The balance of the lease right-of-use assets and lease liabilities are displayed on the statements of financial condition and the below tables display further detail on the Company’s leases.

Lease Term and Discount Rate	As of September 30, 2026	As of December 31, 2025
Weighted average remaining lease term – operating leases (in years)	7.3	2.5
Weighted average discount rate – operating leases	7.0%	7.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$530,000	$290,000	$1,212,000	$828,000
Short-term lease cost	62,000	105,000	191,000	301,000
Variable lease cost	115,000	81,000	287,000	256,000
Total Rent and occupancy	$707,000	$476,000	$1,690,000	$1,385,000

Cash paid for amounts included in the measurement of lease liabilities	$450,000	$278,000	$1,201,000	$835,000

Lease right-of-use assets obtained in exchange for new lease liabilities	$4,591,000	$298,000	$5,063,000	$318,000

Lease Commitments

Future annual minimum payments for operating leases with initial terms of greater than one year as of September 30, 2026 were as follows:

Year	Amount
2026	$404,000
2027	1,686,000
2028	1,243,000
2029	645,000
2030	655,000
2031 and after	4,029,000
Remaining balance of lease payments	8,662,000
Less: difference between undiscounted cash flows and discounted cash flows	1,986,000
Lease liabilities	$6,676,000

In January 2026, the Company entered into a ten-year lease agreement for office space located in West Hollywood, California. The lease commenced in July 2026 and covers approximately 10,000 square feet of interior and exterior space. During both the three and nine months ended September 30, 2026, the Company recognized lease expense of $163,000 related to this facility which is included in the line item “Rent and occupancy” in the statements of operations.

8. Goodwill and Other Intangible Assets, Net

Goodwill

As of September 30, 2026 and December 31, 2025, the Company’s carrying amount of goodwill was $1,989,000 and $2,319,000, respectively. The carrying amount of goodwill as of December 31, 2025 consisted of $1,989,000 arising from the Company’s acquisition of RISE and $330,000 arising from the Company’s acquisition of GM. As described below, the $330,000 of goodwill attributable to the GM acquisition was fully impaired during the three months ended March 31, 2026. Accordingly, the carrying amount of goodwill of $1,989,000 as of September 30, 2026 relates entirely to the RISE acquisition. During the three months ended March 31, 2026, management identified indicators related to the Media, Sports, and Entertainment reporting unit, including the reporting unit’s operating results, revised outlook, and changes in market capitalization.

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

Accordingly, the Company recorded a noncash goodwill impairment charge of $330,000 during the three months ended March 31, 2026, representing the full carrying amount of goodwill assigned to the Media, Sports, and Entertainment reporting unit. The impairment charge is included in the line item “Goodwill impairment” in the statements of operations. The Company also evaluated its Financial Services reporting unit and concluded that no impairment existed as of September 30, 2026.

Other Intangible Assets, Net

As a result of the Company’s acquisition of GM in 2024, the Company acquired an intangible asset consisting of a GM artist contract, the fair value of which was $778,000 as of the acquisition date. Amortization commenced upon acquisition and is recognized over its estimated useful life of 4 years. Amortization expense for this intangible asset was $0 and $48,000 for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for this intangible asset was $49,000 and $145,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company’s remaining other intangible asset consists of recorded music masters acquired from Big Machine Label Group RLS LLC in April 2025 for $441,000, which are amortized on a straight-line basis over an estimated useful life of 8.5 years and $113,000 related to external legal costs for its pending state money transmitter and California Digital Financial Assets Law license applications.

9. Investments, Cost

In the three months ended June 30, 2025, the Company invested $2.0 million in Series A and Series B1 preferred units of IQvestment Holdings, LLC (“IQvestment”), the parent company of FusionIQ (“FusionIQ”), a cloud-native digital wealth management platform for financial advisors and institutions. In December 2025, IQvestment issued the Company a $350,000 convertible promissory note bearing simple interest at 12% per annum. The Company measures the units under the measurement alternative in ASC 321. Until its conversion in July 2026, the note was carried in “Notes receivable.” As of December 31, 2025, the Company recorded $2.0 million in “Investments, cost” and $350,000 in “Notes receivable” related to IQvestment.

On July 15, 2026, the Company entered into a non-binding letter of intent with IQvestment regarding a potential strategic partnership, subject to definitive agreements. On the same date, the Company invested $1.0 million in IQvestment through a SAFE, which it funded on July 16, 2026, and converted the note’s principal and accrued interest of $376,000 into 83,320 Series C preferred units of IQvestment, which it recorded at that amount. On September 15, 2026, the Company entered into a second SAFE for $650,000, of which $400,000 was funded in September 2026 and $250,000 is payable upon execution of a commercial statement of work with FusionIQ on or before October 31, 2026. Each SAFE converts into preferred units of IQvestment upon a qualifying equity financing at the lower of a price based on a $100 million pre-money valuation cap or 80% of the price paid in the financing, and provides for payment upon a liquidity or dissolution event.

The Company does not have significant influence over IQvestment. It continues to measure its preferred units under the measurement alternative and has elected the fair value option for the SAFEs. Refer to Note 1 – Organization and Basis of Presentation and Note 4 – Fair Value Measurements for further information. As of September 30, 2026, the Company’s preferred units of IQvestment were recorded at $2.4 million in “Investments, Cost” and its SAFEs at a fair value of $1,400,000 in “Investments, at fair value” on the statements of financial condition. For the three and nine months ended September 30, 2026, the Company recorded no impairment or observable price change on the preferred units and no change in the fair value of the SAFEs. As of September 30, 2026, the Company held approximately 3.1% of IQvestment’s units on a fully diluted basis, excluding the SAFEs. As part of its investment, the Company has certain voting rights as protective provisions requiring its consent for IQvestment to amend its operating agreement, pay dividends, incur indebtedness in excess of $750,000 or enter into a related party transaction of $100,000 or more.

In the three months ended March 31, 2026, the Company made a $2.5 million investment in Arqitech, Inc. (“Arqitech”), consisting of $0.5 million in common stock and $2.0 million in debt. Arqitech is an institutional-grade, non-custodial digital asset infrastructure platform that provides on-chain settlement, cross-chain execution, and decentralized financial technology solutions for regulated financial institutions. As part of the investment, the Company received repayment of the $2.0 million of debt in July 2026. As of September 30, 2026, the Company recorded $0.5 million in “Investments, cost” on the statements of financial condition related to this investment.

10. Long-Term Debt

Mortgage with East West Bank

Overview

On December 30, 2021, the Company purchased the Miami office building for approximately $6.8 million, and the Company entered into a mortgage with East West Bancorp, Inc. (“East West Bank”) for approximately $4 million to finance part of the purchase of the Miami office building as well as $338,000 to finance part of the build out of the Miami office building. As of September 30, 2026 and December 31, 2025, the Company’s outstanding balance of the mortgage was $4,071,000 and $4,140,000, respectively.

The Company’s obligations under the mortgage are secured by a lien on the Miami office building and the term of the loan is ten years. The repayment schedule will utilize a 30-year amortization period, with a balloon on the remaining amount due at the end of ten years. The interest rate is 3.6% for the first 7 years, and thereafter the interest rate will be at the prime rate as reported by the Wall Street Journal, provided that the minimum interest rate on any term loan will not be less than 3.6%. As part of the agreement, the Company must maintain a debt service coverage ratio of 1.4 to 1. The loan is subject to a prepayment penalty over the first five years which is calculated as a percentage of the principal amount outstanding at the time of prepayment. This percentage is 5% in the first year and decreases by 1% each year thereafter, with the prepayment penalty ending after 5 years. As of September 30, 2026, the Company was in compliance with all of its covenants related to this agreement.

Remaining Payments

Future remaining annual minimum principal payments for the mortgage with East West Bank as of September 30, 2026 were as follows:

Year	Amount
2026	$23,000
2027	95,000
2028	98,000
2029	112,000
2030	117,000
Thereafter	3,626,000
Total	$4,071,000

The interest expense related to this mortgage was $38,000 for both the three months ended September 30, 2026, and 2025. The interest expense related to this mortgage was $113,000 and $115,000 for the nine months ended September 30, 2026, and 2025, respectively As of September 30, 2026, the interest rate for this mortgage was 3.6%.

11. Deferred Contract Incentive

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

Effective September 29, 2025, MSCO entered into a subsequent amendment to its clearing agreement with NFS, extending the term of the arrangement for an additional five-year period, commencing September 26, 2025 and ending October 1, 2030. In connection with this amendment, the Company received a one-time business development credit of $4.8 million, which is recorded in “Deferred contract incentive” on the statements of financial condition and will be recognized as a contra expense over the five-year contract term within “Clearing fees, including execution costs.” The amendment also includes an early termination fee provision. Refer to Note 17 – Commitments, Contingencies, and Other for further information.

In relation to these agreements, the Company recognized $240,000 and $71,000 in contra expense for the three months ended September 30, 2026, and 2025, respectively. For the nine months ended September 30, 2026 and 2025 the Company recognized $720,000 and $496,000 in contra expense, respectively. As of September 30, 2026 and December 31, 2025, the balance of the deferred contract incentive was approximately $3.8 million and $4.6 million, respectively.

12. Revenue Recognition

Refer to Note 2 – Summary of Significant Accounting Policies in the Company’s 2025 Form 10-K for detail on the Company’s primary sources of revenue and the corresponding accounting treatment. There were no significant changes to the Company’s accounting policies for the three and nine months ended September 30, 2026 for revenue recognition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from Contracts with Customers
Stock borrow / stock loan
Retail fees	$8,000	$6,000	$25,000	$16,000
Stock locate services	5,955,000	7,412,000	18,233,000	17,401,000

Interest, marketing and distribution fees
Marketing and distribution fees	643,000	518,000	1,924,000	1,536,000

Principal transactions and proprietary trading
Riskless principal transactions with customers	4,834,000	$3,994,000	$14,941,000	$10,155,000

Commissions and fees
Brokerage commissions	1,822,000	1,675,000	5,876,000	4,733,000
Distribution fees	439,000	395,000	1,202,000	1,096,000
Insurance commissions	105,000	193,000	273,000	550,000

Investment Banking
Underwriting fees	990,000	311,000	3,889,000	517,000
Financial advisory fees	(192,000)	—	917,000	—

Other income
Administrative fees	762,000	421,000	1,728,000	1,278,000
Payment for order flow	639,000	475,000	2,075,000	1,231,000
Music and artist services revenue	132,000	150,000	549,000	263,000
NIL revenue	48,000	362,000	255,000	362,000

Advisory fees	1,148,000	831,000	3,193,000	2,370,000

Total Revenues from contracts with customers	$17,333,000	$16,743,000	$55,080,000	$41,508,000

Revenue Outside the Scope of Topic 606
Stock borrow / stock loan
Stock rebate revenue	$1,328,000	$2,630,000	$6,655,000	$4,990,000

Interest, marketing and distribution fees
Margin interest	3,474,000	3,640,000	9,504,000	10,548,000
Interest income	2,243,000	2,827,000	6,991,000	8,715,000

Principal transactions and proprietary trading
Proprietary trading	(182,000)	297,000	(269,000)	690,000
Investment in Equity Security	—	4,000	—	2,434,000

Market making	478,000	706,000	1,357,000	1,755,000

Total Revenue outside the scope of Topic 606	$7,341,000	$10,104,000	$24,238,000	$29,132,000

Total Revenue	$24,674,000	$26,847,000	$79,318,000	$70,640,000

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2026, the Company has concluded that its deferred tax assets are realizable on a more-likely-than-not basis with the exception of investments that are expected to generate capital losses when realized.

For the three and nine months ended September 30, 2026, the Company recorded an income tax benefit of $368,000 and $1,409,000, respectively on pre-tax book loss of $1,079,000 and $4,418,000, respectively. The effective tax rate for the three and nine months ended September 30, 2026 was 34.1% and 31.9% respectively. The effective tax rate differs from the federal statutory rate of 21% primarily related to certain permanent tax differences and state and local taxes.

For the three and nine months ended September 30, 2025, the Company recorded an income tax provision of $564,000 and $1,286,000 on pre-tax book income of $2,188,000 and $6,852,000, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was 25.8% and 18.8% respectively. The effective tax rate differs from the federal statutory rate of 21% primarily related to the Company’s ability to utilize certain deferred tax assets for capital loss carryforwards to offset expected capital gains on its Investment in Equity Security. These capital loss carryforwards were not previously realizable on a more-likely-than-not basis and the Company has reversed a portion of its valuation allowance resulting in an income tax benefit.

As of both September 30, 2026 and December 31, 2025, the Company recorded an uncertain tax position of $63,000 related to various tax matters, which is included in the line item “Taxes receivable” in the statements of financial condition.

14. Capital Requirements

MSCO

Net Capital

MSCO is subject to the Uniform Net Capital Rules of the SEC (Rule 15c3-1) of the Exchange Act. Under the alternate method permitted by this rule, net capital, as defined, shall not be less than the greater of $1 million or 2% of aggregate debit items arising from customer transactions. As of September 30, 2026, MSCO’s net capital was $55.2 million, which was approximately $53.1 million in excess of its required net capital of $2.1 million, and its percentage of aggregate debit balances to net capital was 53.83%.

As of December 31, 2025, MSCO’s net capital was $61.7 million, which was approximately $60.0 million in excess of its required net capital of $1.7 million, and its percentage of aggregate debit balances to net capital was 72.52%.

MSCO is also subject to CFTC’s minimum financial requirements which require that the Company maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1. As of September 30, 2026, MSCO’s net capital was $55.2 million, which was approximately $55.2 million in excess of its required net capital of $45,000.

As of December 31, 2025, MSCO’s net capital was $61.7 million, which was approximately $61.7 million in excess of its required net capital of $45,000.

Special Reserve Account

MSCO is subject to Customer Protection Rule 15c3-3 which requires segregation of funds in a special reserve account for the exclusive benefit of customers.

As of September 30, 2026, MSCO had cash and securities deposits of $186.8 million (cash of $145.3 million, securities with a fair value of $41.5 million) in the special reserve accounts which was $1.5 million in excess of the deposit requirement of $185.3 million. MSCO made no subsequent deposits or withdrawals on October 1, 2026.

As of December 31, 2025, MSCO had cash and securities deposits of $184.3 million (cash of $149.7 million, securities with a fair value of $34.6 million) in the special reserve accounts which was $15.1 million in excess of the deposit requirement of $169.2 million. MSCO made no subsequent deposits or withdrawals on January 2, 2026.

As of September 30, 2026, MSCO was subject to the PAB Account Rule 15c3-3 of the SEC which requires segregation of funds in a special reserve account for the exclusive benefit of proprietary accounts of introducing broker-dealers. As of September 30, 2026, MSCO had $1.2 million in the special reserve account which was approximately $0.2 million in excess of the deposit requirement of approximately $1.0 million. MSCO made no subsequent deposits or withdrawals on October 1, 2026.

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

As of September 30, 2026, RISE’s net capital was approximately $1.1 million which was approximately $0.9 million in excess of its minimum requirement of $250,000 under 15c3-1 and approximately $1.1 million in excess of its minimum requirement of $45,000 under CFTC 1.17.

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

As of September 30, 2026, the Company had margin loans extended to its customers of approximately $437.1 million, of which $106.5 million is within the line item “Receivables from customers” on the statements of financial condition. As of December 31, 2025, the Company had margin loans extended to its customers of approximately $378.9 million, of which $73.5 million is in the line item “Receivables from customers” on the statements of financial condition. There were no material losses for unsettled customer transactions for the three and nine months ended September 30, 2026 and 2025.

The following table presents information about the Company’s securities borrowing and lending activity depicting the potential effect of rights of setoff between these recognized assets and liabilities.

	As of September 30, 2026
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV -Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$436,959,000	$—	$436,959,000	$421,803,000	$15,156,000
Liabilities
Securities loaned	$431,165,000	$—	$431,165,000	$417,208,000	$13,957,000

	As of December 31, 2025
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statements of Financial Condition[1]	Net Amounts Presented in the Consolidated Statements of Financial Condition	FMV -Collateral Received or Pledged[2]	Net Amount[3]
Assets
Securities borrowed	$408,495,000	—	$408,495,000	$391,168,000	$17,327,000
Liabilities
Securities loaned	$407,258,000	—	$407,258,000	$389,817,000	$17,441,000

(1)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff. The Company did not net any securities borrowed or securities loaned as of September 30, 2026 or December 31, 2025.

(2)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements.

(3)	Represents the total contract value as presented in the financial statements less the fair market value of the collateral received or pledged.

16. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(711,000)	$1,624,000	$(3,009,000)	$5,566,000
Less net income (loss) attributable to noncontrolling interests	—	2,000	—	(1,000)
Net income (loss) available to common stockholders	$(711,000)	$1,622,000	$(3,009,000)	$5,567,000

Weighted-average common shares outstanding - basic	41,482,496	40,424,577	41,090,106	40,339,709
Dilutive effect of unvested shares	40,680	379,638	55,501	285,893
Weighted-average common shares used to compute diluted loss per share	41,523,176	40,804,215	41,145,607	40,625,602

Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$0.04	$(0.07)	$0.14
Diluted	$(0.02)	$0.04	$(0.07)	$0.14

Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting the weighted-average number of common shares outstanding for the potential dilutive effect of securities, if applicable. For the three and nine months ended September 30, 2026 the Company had 918,000 and 909,000 antidilutive shares outstanding, respectively. For the three and nine months ended September 30, 2025, the Company had 0 and 100,000 antidilutive shares outstanding, respectively. These restricted stock units were excluded from the computation of diluted net income per share because the effect would be anti-dilutive.

17. Commitments, Contingencies, and Other

Legal and Regulatory Matters

In the normal course of business, the Company may be subject to various proceedings and claims arising from its business activities, including lawsuits, arbitration claims and regulatory matters. The Company is also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding the business, which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. In many cases, however, it is inherently difficult to determine whether any loss is probable or reasonably possible or to estimate the amount or range of any potential loss, particularly where proceedings may be in relatively early stages. In the Company’s opinion, based on currently available information, the ultimate resolution of current matters is not expected to have a material adverse impact on the Company’s financial position and results of operations as of September 30, 2026. However, resolution of one or more of these matters may have a material effect on the results of operations in any future period, depending upon the ultimate resolution of those matters and depending upon the level of income for such period.

The Company previously accrued a liability of approximately $1.48 million in connection with the settlement of an arbitration matter and recognized the related settlement charge in the line item “Settlement expense” during the three and six months ended June 30, 2026. In August 2026, the Company paid approximately $1.48 million to settle the matter. Accordingly, no additional settlement expense was recognized during the three months ended September 30, 2026, and the settlement charge recognized during the nine months ended September 30, 2026 relates entirely to the amount accrued during the second quarter of 2026. As a result of the payment, the Company satisfied it’s settlement obligation and the matter is fully resolved.

Overnight Financing

As of both September 30, 2026 and December 31, 2025, MSCO had an available line of credit for short term overnight demand borrowing with BMO Harris Bank (“BMO Harris”) of up to $25 million. As of those dates, MSCO had no outstanding loan balance and there were no commitment fees or other restrictions on the line of credit. The Company utilizes customer or firm securities as a pledge for short-term borrowing needs.

The interest expense related to this credit line was $30,000 and $0 for the three months ended September 30, 2026 and 2025, respectively. The interest expense for this credit line was $30,000 and $1,000 for the nine months ended September 30, 2026 and 2025, respectively. The commitment fee associated with the utilization of this credit line was $3,000 and $7,000 for three months ended September 30, 2026 and 2025, respectively. The commitment fee was $9,000 and $12,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

Borrowings under the BMO Credit Agreement bears interest on the outstanding daily balance at a rate of interest per annum equal 2.5% plus the greater of: (a) Term SOFR for such day plus 0.11448% and (b) Federal Funds Target Range – Upper Limit and (c) 0.25%. The annual commitment fee is equal to one half of one percent (0.50%) of the average daily unused portion of the commitment of $20,000,000. The BMO Credit Agreement contains customary affirmative covenants and negative covenants and requires MSCO maintain minimum total regulatory capital of $50,000,000, excess net capital of 25,000,000, assets to total regulatory capital ratio of not more than 5.0 to 1.0, and a minimum liquidity ratio of not less than 1.0. The Company was in compliance with the requirements of the BMO credit agreement as of September 30, 2026.

There was no interest expense for the BMO Credit Agreement for the three and nine months ended September 30, 2026 or 2025. The Company incurred commitment fees of $25,000 and $35,000 for the three months ended September 30, 2026 and 2025, respectively. The Company incurred commitment fees of $76,000 and $91,000 for the nine months ended September 30, 2026 and 2025, respectively.

EWB Credit Agreement

On August 15, 2024, the Company entered into a Loan and Security Agreement (the “EWB Credit Agreement”) with East West Bank (“EWB”), a California banking corporation, dated as of July 29, 2024. The EWB Credit Agreement provides for a revolving credit facility of up to $20,000,000. The maturity date of the EWB Credit Agreement is July 29, 2027. The Company may use any borrowings under the EWB Credit Agreement for acquisitions, stock buybacks, and for general corporate purposes in an amount not to exceed $10,000,000. Obligations under the EWB Credit Agreement are guaranteed by John J. Gebbia, the Company’s Chief Executive Officer, Gloria E. Gebbia, spouse of John J. Gebbia, and John J. Gebbia and Gloria E. Gebbia, as co-trustees of the John and Gloria Living Trust. The amount outstanding related to the EWB Credit Agreement was $5 million as of both September 30, 2026, and December 31 2025. The interest expense for this credit line was $105,000 and $0 for the three months ended September 30, 2026 and 2025, respectively. The interest expense for this credit line was $295,000 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

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

Shelf Registration Statement and At the Market Offering

The Company’s shelf registration statement on Form S-3 and related Sales Agreement were previously disclosed in the 2025 Form 10-K. In August 2026, the Company sold 1,000,000 shares pursuant to this Sales Agreement at a price of $1.90 per share. Net proceeds received from this agreement were $1,865,000 for the three and nine months ended September 30,2026. As of the filing date of this Report, because the Company’s public float is below $75.0 million, future primary offerings on Form S-3 are subject to the limitations of General Instruction I.B.6 of Form S-3 known as the “baby shelf rules”. The shares sold related to the above Sales Agreement in August 2026 are included in determining the Company’s utilization of this limitation.

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

For the three and nine months ended September 30, 2026 and 2025, there has been no expense recognized for any early termination fees. The Company believes that it is unlikely it will have to make material payments related to early termination fees and has not recorded any contingent liability in the financial statements related to this arrangement.

Transaction with Media Platform

On March 4, 2026, the Company entered into a media partnership agreement with a multimedia news platform operator for sponsored programming, branded financial content, and promotional integrations over a term of approximately 50 weeks, commencing March 2026. The total contract value is $1.0 million, payable in a combination of cash and shares of the Company’s common stock, with a portion payable in advance. The agreement is non-cancellable.

The Company recognizes advertising expense as the related services are received. For the three and nine months ended September 30, 2026, the Company recognized approximately $148,000 and $448,000 of advertising expense, respectively, which was included in “Advertising and promotion” in the statements of operations. In addition, in June 2026, the Company issued shares of its common stock with an aggregate value of $189,000, which was recorded in “Prepaid Expenses and Other Assets” on the statements of financial condition, and expensed $106,000 for both three and nine months ended September 30, 2026, which was included in “Advertising and promotion” in the statements of operations.

General Contingencies

The Company’s general contingencies are included in Note 20 – Commitments, Contingencies, and Other in the Company’s 2025 Form 10-K. Other than the below, there have been no material updates to the Company’s general contingencies during the three months ended September 30, 2026.

The Company is self-insured with respect to employee health claims. As part of this plan, the Company recognized expenses of $389,000 and $83,000 for the three months ended September 30, 2026 and 2025, respectively. The Company recognized expenses of $1,130,000 and $717,000 for the nine months ended September 30, 2026 and 2025, respectively.

The Company had an accrual of $96,000 and $71,000 as of September 30, 2026 and December 31, 2025, respectively, which represents the estimate of future expense to be recognized for claims incurred during the periods.

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

In accordance with ASC Topic 280, the Company discloses significant expense categories that are regularly reviewed by the CODM.

Three Months Ended September 30, 2026	Financial Services	Media, Sports and Entertainment	Total
Stock borrow / stock loan	$7,291,000	$—	$7,291,000
Interest, marketing and distribution fees	6,360,000	—	6,360,000
Principal transactions and proprietary trading	4,652,000	—	4,652,000
Commissions and fees	2,366,000	—	2,366,000
Investment banking	798,000	—	798,000
Other income	1,401,000	—	1,401,000
Advisory fees	1,148,000	—	1,148,000
Market making	478,000	—	478,000
Music and artist services revenue	—	132,000	132,000
NIL revenue	—	48,000	48,000
Total Revenue	24,494,000	180,000	24,674,000

Significant segment expenses:
Employee compensation and benefits	14,825,000	329,000	15,154,000
Clearing fees, including execution costs	859,000	—	859,000
Technology and communications	1,912,000	7,000	1,919,000
Other general and administrative	1,518,000	127,000	1,645,000
Data processing	1,680,000	—	1,680,000
Rent and occupancy	669,000	38,000	707,000
Professional fees	1,987,000	132,000	2,119,000
Depreciation and amortization	701,000	13,000	714,000
Interest expense	173,000	—	173,000
Advertising and promotion	632,000	250,000	882,000
Music production, manufacturing and distribution	—	(99,000)	(99,000)
Total Expenses	24,956,000	797,000	25,753,000

Operating income (loss)	$(462,000)	$(617,000)	$(1,079,000)

Nine Months Ended September 30, 2026	Financial Services	Media, Sports and Entertainment	Total
Stock borrow / stock loan	$24,913,000	$—	$24,913,000
Interest, marketing and distribution fees	18,419,000	—	18,419,000
Principal transactions and proprietary trading	14,672,000	—	14,672,000
Commissions and fees	7,351,000	—	7,351,000
Investment banking	4,806,000	—	4,806,000
Other income	3,803,000	—	3,803,000
Advisory fees	3,193,000	—	3,193,000
Market making	1,357,000	—	1,357,000
Music and artist services revenue	—	549,000	549,000
NIL revenue	—	255,000	255,000
Total Revenue	78,514,000	804,000	79,318,000

Significant segment expenses:
Employee compensation and benefits	49,027,000	1,534,000	50,561,000
Clearing fees, including execution costs	2,316,000	—	2,316,000
Technology and communications	5,644,000	14,000	5,658,000
Other general and administrative	4,675,000	402,000	5,077,000
Data processing	4,720,000	—	4,720,000
Rent and occupancy	1,559,000	131,000	1,690,000
Professional fees	5,532,000	345,000	5,877,000
Depreciation and amortization	2,036,000	39,000	2,075,000
Interest expense	619,000	—	619,000
Advertising and promotion	1,806,000	812,000	2,618,000
Intangible asset impairment	—	454,000	454,000
Goodwill impairment	—	330,000	330,000
Settlement expense	1,475,000	—	1,475,000
Music production, manufacturing and distribution	—	266,000	266,000
Total Expenses	79,409,000	4,327,000	83,736,000

Operating loss	$(895,000)	$(3,523,000)	$(4,418,000)

Three Months Ended September 30, 2025	Financial Services	Media, Sports and Entertainment	Total
Stock borrow / stock loan	$10,048,000	$—	$10,048,000
Interest, marketing and distribution fees	6,985,000	—	6,985,000
Principal transactions and proprietary trading	4,295,000	—	4,295,000
Commissions and fees	2,263,000	—	2,263,000
Investment banking	311,000	—	311,000
Other income	896,000	—	896,000
Advisory fees	831,000	—	831,000
Market making	706,000	—	706,000
Music and artist services revenue	—	150,000	150,000
NIL revenue	—	362,000	362,000
Total Revenue	26,335,000	512,000	26,847,000

Significant segment expenses:
Employee compensation and benefits	15,997,000	363,000	16,360,000
Clearing fees, including execution costs	643,000	—	643,000
Technology and communications	1,521,000	9,000	1,530,000
Other general and administrative	1,566,000	(156,000)	1,410,000
Data processing	1,146,000	—	1,146,000
Rent and occupancy	461,000	15,000	476,000
Professional fees	1,368,000	185,000	1,553,000
Depreciation and amortization	622,000	27,000	649,000
Interest expense	107,000	—	107,000
Advertising and promotion	250,000	185,000	435,000
Music production, manufacturing and distribution	—	350,000	350,000
Total Expenses	23,681,000	978,000	24,659,000

Operating income (loss)	$2,654,000	$(466,000)	$2,188,000

Nine Months Ended September 30, 2025	Financial Services	Media, Sports and Entertainment	Total
Stock borrow / stock loan	$22,407,000	—	$22,407,000
Interest, marketing and distribution fees	20,799,000	—	20,799,000
Principal transactions and proprietary trading	13,279,000	—	13,279,000
Commissions and fees	6,379,000	—	6,379,000
Investment banking	517,000	—	517,000
Other income	2,509,000	—	2,509,000
Advisory fees	2,370,000	—	2,370,000
Market making	1,755,000	—	1,755,000
Music and artist services revenue	—	263,000	263,000
NIL revenue	—	362,000	362,000
Total Revenue	70,015,000	625,000	70,640,000

Significant segment expenses:
Employee compensation and benefits	41,156,000	514,000	41,670,000
Clearing fees, including execution costs	1,545,000	—	1,545,000
Technology and communications	3,670,000	10,000	3,680,000
Other general and administrative	4,611,000	148,000	4,759,000
Data processing	3,242,000	—	3,242,000
Rent and occupancy	1,337,000	48,000	1,385,000
Professional fees	4,129,000	234,000	4,363,000
Depreciation and amortization	1,666,000	27,000	1,693,000
Interest expense	294,000	—	294,000
Advertising and promotion	621,000	186,000	807,000
Music production, manufacturing and distribution	—	350,000	350,000
Total Expenses	62,271,000	1,517,000	63,788,000

Operating (loss)	$7,744,000	$(892,000)	$6,852,000

19. Employee Benefit Plans

The Company sponsors a defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees (“401(k) plan”). Participant contributions to the 401(k) plan are voluntary and are subject to certain limitations. The Company may also make discretionary contributions to the plan. For 401(k) employee contribution matching, the Company incurred expense of $17,000 and $27,000 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred an expense of $243,000 and $211,000, respectively.

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

On November 18, 2025, at the Annual Shareholder Meeting, shareholders approved an amendment and restatement of the Plan (the “Amended Plan”) to increase the number of shares available and reserved for issuance to 5,000,000. As of September 30, 2026, 2,333,000 shares remained available for issuance under the Amended Plan.

The table below presents the Plan awards granted and the related fair values for the nine months ended September 30, 2026.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,350,000	$2.77
Granted	185,000	3.10
Vested	(505,000)	2.86
Nonvested as of March 31, 2026	1,030,000	$2.78
Granted	170,000	1.83
Vested	(160,000)	1.83
Nonvested as of June 30, 2026	1,040,000	$2.78
Granted	61,000	2.22
Vested	(124,000)	2.47
Forfeited	(50,000)	3.21
Nonvested as of September 30, 2026	927,000	$2.76

As of September 30, 2026, there was $2,005,000 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted average period of 1.76 years.

The Company recognized stock-based compensation expense of $360,000 and $256,000 for the three months ended September 30, 2026 and 2025, respectively, which is included in the line item “Employee compensation and benefits.” The Company did not capitalize any stock-based compensation expense for either the three months ended September 30, 2026 or 2025.

The Company recognized stock-based compensation expense of $1,560,000 and $1,245,000 for the nine months ended September 30, 2026 and 2025, respectively. The Company did not capitalize any stock-based compensation expense for either the nine months ended September 30, 2026 or 2025.

20. Related Party Disclosures

KCA

Kennedy Cabot Acquisition, LLC (“KCA”) owns a license from the Muriel Siebert Estate / Foundation to use the names “Muriel Siebert & Co., LLC” and “Siebert” within business activities, which expires in 2026. The Company did not pass through any costs for the use of these names for either the three or nine months ended September 30, 2026 and 2025.

KCA has earned no profit for providing any services to the Company as KCA passed through any revenue or expenses to the Company’s subsidiaries for both the three or nine months ended September 30, 2026 and 2025.

PW

PW brokers the insurance policies for related parties. Revenue for PW from related parties was $4,000 for both three months ended September 30, 2026 and 2025. Revenue for PW from related parties was $32,000 and $66,000 for the nine months ended September 30, 2026 and 2025, respectively.

Gloria E. Gebbia, John J. Gebbia, and Gebbia Family Members

The three sons of Gloria E. Gebbia and John J. Gebbia hold executive positions within the Company’s subsidiaries and their compensation was in aggregate $2,004,000 and $1,547,000 for the three months ended September 30, 2026 and 2025, respectively. The compensation for the sons of Gloria E. Gebbia and John J. Gebbia was in aggregate $4,571,000 and $3,406,000 for the nine months ended September 30, 2026 and 2025, respectively. Part of their compensation includes payments related to key revenue streams.

On May 22, 2023, Gloria E. Gebbia issued a warrant to BCW Securities LLC, a Delaware limited liability company, to purchase 403,780 shares of common stock of the Company held by Gloria E. Gebbia at an exercise price of $2.15 per share. Refer to Note 6 - Kakaopay Transaction in the Company’s 2025 Form 10-K for further information.

Gebbia Sullivan County Land Trust

The Company operated a month-to-month lease agreement for its branch office in Omaha, Nebraska with the Gebbia Sullivan County Land Trust, the trustee of which is a member of the Gebbia Family. For the three months ended September 30, 2026 and 2025, rent expense was $0 and $15,000, respectively, for this branch office. For the nine months ended September 30, 2026 and 2025, rent expense was $10,000 and $45,000, respectively, for this branch office. In March 2026, the Gebbia Sullivan County Land Trust terminated the lease agreement with the Company.

EWB Credit Agreement

On August 15, 2024, the Company entered into the EWB Credit Agreement with East West Bank whereby John J. Gebbia and Gloria E. Gebbia, along with the John and Gloria Living Trust, guarantee the Company’s obligations under the EWB Credit Agreement. Refer to Note 17 - Commitments, Contingencies, and Other for more information.

Kakaopay and Affiliates

On April 27, 2023, the Company entered into a Stock Purchase Agreement with Kakaopay Corporation (“Kakaopay”), pursuant to which the Company issued to Kakaopay 8,075,607 shares of the Company’s common stock at a per share price of $2.15. Refer to Note 6 – Kakaopay Transaction in the Company’s 2025 Form 10-K for further information.

MSCO entered into an agreement whereby it would provide an omnibus trading account for Kakaopay’s subsidiary, Kakaopay Securities Corp., and provide trade execution services to Kakaopay Securities Corp., subject to compliance with applicable U.S. laws, rules and regulations. The Company has earned revenue of approximately $339,000 and $990,000 during the three and nine months ended September 30, 2026, respectively, in relation to this agreement.

RISE

MSCO and RISE have a clearing agreement whereby RISE introduces clients to MSCO. As part of the agreement, RISE deposited a clearing fund escrow deposit of $50,000 to MSCO, and had excess cash of approximately $1.0 and $1.1 million in its brokerage account at MSCO as of September 30, 2026 and December 31 2025, respectively. The resulting asset of RISE and liability of MSCO is eliminated in consolidation. There was an interest expense of $8,000 related to this clearing agreement for the both the three months ended September 2026 and 2025. There was an interest expense of $24,000 and $25,000 related to this clearing agreement for the nine months ended September 30, 2026 and 2025 respectively.

On October 28, 2025, the Company purchased the remaining 32% interest in RISE for $3.7 million from members of the Gebbia family and employees of the Company. Upon completion of the transaction, RISE became a wholly-owned subsidiary of Siebert. Refer to Note 5 - RISE in the Company’s 2025 Form 10-K for further information.

21. Subsequent Events

The Company has evaluated events that have occurred subsequent to September 30, 2026 and through November 13, 2026, the date of the filing of this Report.

In October 2026, the Company made an additional investment of $250,000 in FusionIQ, increasing its aggregate investment in FusionIQ to approximately $4 million.

Based on the Company’s assessment, other than the event above, there have been no material subsequent events that occurred during such period that would require disclosure in this Report or would be required to be recognized in the financial statements as of September 30, 2026.

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

Leadership Transition

On November 3, 2026, our Board of Directors approved a new leadership structure designed to support our continued growth and long-term strategy. As described in the Form 8-K filed with the SEC on November 4, 2026 and in our related press release, John J. Gebbia stepped away from the Chief Executive Officer (“CEO”) position will continue as Chairman of the Board, David J. Gebbia and Richard S. Gebbia were appointed Co-Chief Executive Officers with responsibility for our overall strategy, business development and continued expansion. Additionally, John M. Gebbia was named CEO of Muriel Siebert & Co., LLC and joined our Board of Directors, as previously disclosed in the Form 8-K filed with the SEC on September 25, 2026.

We believe this structure will support the continued execution of our growth strategy and our focus on expanding our businesses and managing costs.

We believe the new leadership structure positions the Company to continue executing its growth strategy as it enters its 60th year in 2027. The leadership change occurred after September 30, 2026 and did not affect our results of operations or financial condition for the three and nine months ended September 30, 2026.

Financial Overview

In the third quarter of 2026, loss per share was $0.02, compared to earnings per share of $0.04 in the third quarter of 2025. In the third quarter of 2026, our revenues were $24.7 million and operating loss was $1.1 million, compared to revenues of $26.8 million and operating income of $2.2 million in the third quarter of 2025.

Financial highlights for the three months ended September 30, 2026:

●	Investment banking revenue increased by 157% to $0.8 million, compared to the prior-year period, reflecting continued growth in this business line.

●	Advisory fees increased by 38% to $1.1 million, compared to the prior-year period, driven by growth in platform assets under management.

●	Principal transactions and proprietary trading revenue increased by 8% to $4.7 million, compared to the prior-year period.

●	Stock borrow / stock loan revenue decreased by 27% to $7.3 million, compared to $10.0 million in the prior-year period, primarily due to market conditions.

●	Operating expenses increased compared to the prior-year period, primarily due to higher professional fees, technology and data processing costs, and advertising and promotional expenses, partially offset by lower employee compensation.

During the three months ended September 30, 2026, revenue growth in investment banking, advisory services and principal transactions was more than offset by declines in stock loan and interest-related revenues. Operating results were also impacted by higher expenses associated with technology investments, professional services, and marketing initiatives supporting expanded business activities and new business lines. These increases were partially offset by lower employee compensation.

Unusual Whales

In August 2026, we entered into a five-year licensing and marketing services agreement with Unusual Whales, a widely recognized financial market analytics platform that provides investors with market data, research, options flow analysis, and trading activity insights. The agreement supports the launch and management of exchange-traded funds (“ETFs”) utilizing the Unusual Whales brand and proprietary market data. In connection with the agreement, we paid a non-refundable upfront fee of $300,000 and SNXT will grant Unusual Whales the right to receive 50% of the funds’ profits for each quarter thereafter. Refer to Note 1 – Organization and Basis of Presentation for further information.

We believe this relationship advances our strategy of expanding our asset management with an ETF platform through the partnership with Unusual Whales. By combining our fund management infrastructure with the Unusual Whales brand and market data capabilities, we believe the partnership will enhance our ability to develop innovative investment products, broaden our investor reach, and create additional long-term growth opportunities.

tZERO Clearing Agreement

During the second quarter of 2026, we entered into clearing agreements with tZERO Digital Asset Securities, LLC and tZERO Securities, LLC (collectively, “tZERO”), under which tZERO provides custody of digital assets and traditional securities for certain customers we introduce. We believe this relationship supports our ability to offer digital asset-related services to customers.

Arbitration Settlement

In August 2026, we paid approximately $1.48 million in connection with the settlement of an arbitration matter. The settlement resulted in the recognition of a $1.48 million expense, which is reflected in “Settlement expense” in the statements of operations for the nine months ended September 30, 2026. As a result of the payment, we satisfied the settlement obligation and the matter is fully resolved.

Investment in Equity Security

In the first quarter of 2025, we acquired the Investment in Equity Security in connection with a private placement from a private U.S company that subsequently completed an IPO. Following the IPO, these shares were subject to resale restrictions until they were registered with the SEC. In June 2025, after the lifting of contractual sale restrictions, we sold the majority of our Investment in Equity Security for an average price of $19.00 per share, with the remaining position sold by August 2025. We recognized a total realized gain of $2.4 million for the nine months ended September 30, 2025. Refer to Note 1 – Organization and Basis of Presentation for further information.

FusionIQ

In the second quarter of 2025, we invested $2.0 million in IQvestment Holdings, LLC, the parent company of FusionIQ, a cloud-native digital wealth management platform serving financial advisors and financial institutions, and in December 2025 FusionIQ issued us a $350,000 convertible promissory note. On July 15, 2026, we signed a non-binding letter of intent with FusionIQ regarding a potential strategic partnership, invested $1.0 million through a simple agreement for future equity (“SAFE”), and converted the note and accrued interest into Series C preferred units. In September 2026, we invested a further $400,000 through a second SAFE, with an additional $250,000 payable upon execution of a commercial statement of work. We carry our FusionIQ preferred units at cost and our SAFEs at fair value, which were $2.4 million and $1.4 million, respectively, as of September 30, 2026. We believe our investment in FusionIQ supports our strategy of expanding our digital wealth management capabilities and enhancing the client experience across our platform. Refer to Note 9 – Investments, Costs for further information.

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

Segments

We manage our business through the following reportable segments:

●	Financial Services

●	Media, Sports, and Entertainment

Segment results are evaluated based on operating income, which reflect the manner in which management assesses performance and allocates resources.

Financial Services

	Three Months Ended September 30,
	2026	2025
Stock borrow / stock loan	$7,291,000	$10,048,000
Interest, marketing and distribution fees	6,360,000	6,985,000
Principal transactions and proprietary trading	4,652,000	4,295,000
Commissions and fees	2,366,000	2,263,000
Investment banking	798,000	311,000
Other income	1,401,000	896,000
Advisory fees	1,148,000	831,000
Market making	478,000	706,000
Total Revenue	24,494,000	26,335,000

Significant segment expenses:
Employee compensation and benefits	14,825,000	15,997,000
Clearing fees, including execution costs	859,000	643,000
Technology and communications	1,912,000	1,521,000
Other general and administrative	1,518,000	1,566,000
Data processing	1,680,000	1,146,000
Rent and occupancy	669,000	461,000
Professional fees	1,987,000	1,368,000
Depreciation and amortization	701,000	622,000
Interest expense	173,000	107,000
Advertising and promotion	632,000	250,000
Total Expenses	24,956,000	23,681,000

Operating income (loss)	$(462,000)	$2,654,000

	Nine Months Ended September 30,
	2026	2025
Stock borrow / stock loan	$24,913,000	$22,407,000
Interest, marketing and distribution fees	18,419,000	20,799,000
Principal transactions and proprietary trading	14,672,000	13,279,000
Commissions and fees	7,351,000	6,379,000
Investment banking	4,806,000	517,000
Advisory fees	3,193,000	2,509,000
Other income	3,803,000	2,370,000
Market making	1,357,000	1,755,000
Total Revenue	78,514,000	70,015,000

Significant segment expenses:
Employee compensation and benefits	49,027,000	41,156,000
Clearing fees, including execution costs	2,316,000	1,545,000
Technology and communications	5,644,000	3,670,000
Other general and administrative	4,675,000	4,611,000
Data processing	4,720,000	3,242,000
Rent and occupancy	1,559,000	1,337,000
Professional fees	5,532,000	4,129,000
Settlement expense	1,475,000	—
Depreciation and amortization	2,036,000	1,666,000
Interest expense	619,000	294,000
Advertising and promotion	1,806,000	621,000
Total Expenses	79,409,000	62,271,000

Operating income (loss)	$(895,000)	$7,744,000

Results in the Financial Services segment for the three and nine months ended September 30, 2026 reflected growth in investment banking and advisory fees, and, for the nine-month period, continued growth in stock borrow / stock loan. For the three-month period, revenue declined primarily due to lower stock loan revenue, while operating expenses increased due to higher technology, data processing, professional fees, and marketing costs, partially offset by lower employee compensation. For the nine-month period, revenue growth was more than offset by higher operating expenses, primarily additional personnel supporting expanded business activities and new business lines, increased commission and payout expenses, and higher technology and marketing costs.

Media, Sports and Entertainment

	Three Months Ended September 30,
	2026	2025
Music and artist services revenue	$132,000	$150,000
NIL revenue	48,000	362,000
Total Revenue	180,000	512,000

Significant segment expenses:
Employee compensation and benefits	329,000	363,000
Technology and communications	7,000	9,000
Other general and administrative	127,000	(156,000)
Rent and occupancy	38,000	15,000
Professional fees	132,000	185,000
Depreciation and amortization	13,000	27,000
Advertising and promotion	250,000	185,000
Music production, manufacturing and distribution costs	(99,000)	350,000
Total Expenses	797,000	978,000

Operating loss	$(617,000)	$(466,000)

	Nine Months Ended September 30,
	2026	2025
Music and artist services revenue	$549,000	$263,000
NIL revenue	255,000	362,000
Total Revenue	804,000	625,000

Significant segment expenses:
Employee compensation and benefits	1,534,000	514,000
Technology and communications	14,000	10,000
Other general and administrative	402,000	148,000
Rent and occupancy	131,000	48,000
Professional fees	345,000	234,000
Depreciation and amortization	39,000	27,000
Advertising and promotion	812,000	186,000
Intangible asset impairment	454,000	—
Goodwill impairment	330,000	—
Music production, manufacturing and distribution costs	266,000	350,000
Total Expenses	4,327,000	1,517,000

Operating loss	$(3,523,000)	$(892,000)

Results in the Media, Sports and Entertainment segment for the three and nine months ended September 30, 2026 reflected continued investment in the growth of the Company’s music and entertainment operations. For the three-month period, operating results were negatively impacted by lower NIL-related revenues and lower music production revenues, and continued expenses associated with the investment in the business. For the nine-month period, revenue growth from music and artist services was more than offset by higher operating expenses, primarily additional personnel, advertising and promotional expenses, and other costs associated with artist development, music production and expanded business activities. Results for the nine-month period were also impacted by goodwill and intangible asset impairment charges totaling approximately $784,000 recorded during the first quarter of 2026.

The segment remains in an early stage of development, with expenses associated with building its catalogue, artist and athlete relationships, and operating infrastructure. Certain costs, including personnel and administrative expenses, are fixed or semi-fixed in nature, while other costs, including production, marketing, promotion and distribution, vary based on business activities. As a result, expenses may be incurred in advance of related revenue generation. Management believes these investments are important to supporting the segment’s long-term growth, although there can be no assurance regarding the timing or magnitude of future revenues or profitability.

During the three months ended March 31, 2026, management revised its forecasts for the segment to reflect higher expected costs, changes in artist contract economics and a slower path to profitability. As a result, the Company recorded noncash impairment charges of approximately $330,000 related to goodwill and $454,000 related to an artist contract intangible asset. These impairments reflected reduced expectations for future cash flows associated with the segment and the related artist contract.

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

The following table presents simulated changes to net interest revenue over the next 12 months beginning as of September 30, 2026 and December 31, 2025, of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	As of
	September 30, 2026	December 31, 2025
Increase of 200 basis points	46%	34%
Increase of 100 basis points	26%	18%
Increase of 50 basis points	16%	9%
Decrease of 50 basis points	(4)%	(7)%
Decrease of 100 basis points	(14)%	(15)%
Decrease of 200 basis points	(34)%	(31)%

The difference in our simulated incremental increases and decreases in the market interest rates as of September 30, 2026 compared to December 31, 2025 is primarily due to differences in the proportion of segregated cash to segregated securities and differences in the proportion of margin debit balances to cash credit balances.

Technology Initiatives

We have made investments in technology development projects collectively termed as Siebert’s Retail Platform. Technology development projects, including enhancements to the online platform serving Siebert’s retail customer base and corporate services clients, have been placed into service and several additional projects are anticipated to go live in 2027. In 2025 and 2026, we made investments in and entered into strategic partnerships with FusionIQ and Arqitech to support these technology initiatives and enhance our product offerings. Through these relationships, we are expanding our digital wealth management capabilities, developing new client-facing solutions, and leveraging advanced technology to improve operational efficiency and the overall customer experience. We believe these ongoing investments in technology, strategic partnerships, and platform development will be important in meeting the evolving needs of our retail, correspondent clearing, and corporate services customers and supporting our expansion into new markets and demographics

In February 2026, RISE entered into a clearing agreement with Green Pier, an indirect wholly owned subsidiary of FMR. The agreement was executed to support RISE’s strategic objectives through collaboration with Green Pier’s clearing infrastructure and technology platform. We believe the relationship enhances RISE’s operational capabilities and scalability and supports the execution of its broker-dealer activities.

Client Account and Activity Metrics

The following tables set forth metrics we use in analyzing our client account and activity trends for the periods indicated.

Client Account Metrics – Retail Customers

	As of
	September 30, 2026	December 31, 2025
Retail customer net worth (in billions)	$20.8	$19.5
Retail customer margin debit balances (in billions)	$0.4	$0.4
Retail customer credit balances (in billions)	$0.4	$0.5
Retail customer money market fund value (in billions)	$0.9	$1.0
Retail customer accounts	177,666	166,217

●	Retail customer net worth represents the total value of securities and cash in the retail customer accounts after deducting margin debits

●	Retail customer margin debit balances represent credit extended to our customers to finance their purchases against current positions

●	Retail customer credit balances represent client cash held in brokerage accounts

●	Retail customer money market fund value represents all retail customers accounts invested in money market funds

●	Retail customer accounts represent the number of retail customers

Statements of Operations and Financial Condition

Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

Results of Operations

Revenue

Stock borrow / stock loan revenue for the three and nine months ended September 30, 2026 was $7.3 million and $24.9 million, respectively, and decreased by $2.8 million and increased by $2.5 million, respectively, from the corresponding periods in the prior year, primarily due to a change in the market conditions.

Interest, marketing and distribution fees for the three and nine months ended September 30, 2026 were $6.4 million and $18.4 million, respectively, and decreased by $0.6 million and $2.4 million, respectively, from the corresponding periods in the prior year, primarily due to lower interest rates.

Principal transactions and proprietary trading revenue for the three and nine months ended September 30, 2026 was $4.7 million and $14.7 million, respectively, and increased by $0.4 million and $1.4 million, respectively, from the corresponding periods in the prior year. The increase for the three-month period was primarily due to market conditions. The increase for the nine month period was primarily attributable to improved results from riskless principal transactions and trading activity, partially offset by the $2.4 million unrealized and realized gain occurring in the prior year period. Refer to “Investment in Equity Security” and Note 1 – Organization and Basis of Presentation for additional information.

Commissions and fees for the three and nine months ended September 30, 2026 were $2.4 million and $7.4 million, respectively, and increased by $0.1 million and $1.0 million, respectively, from the corresponding periods in the prior year, primarily due to increased customer trading activity and higher commission-generating transactions.

Investment banking revenue for the three and nine months ended September 30, 2026 was $0.8 million and $4.8 million, respectively, and increased by $0.5 million and $4.3 million, respectively, from the corresponding periods in the prior year, reflecting the growth of the business line launched in 2025.

Other income for the three and nine months ended September 30, 2026 was $1.6 million and $4.6 million, respectively, and increased by $0.2 million and $1.5 million, respectively, from the corresponding periods in the prior year, primarily due to increased payment-for-order-flow revenue.

Advisory fees for the three and nine months ended September 30, 2026 were $1.1 million and $3.2 million, respectively, and increased by $0.3 million and $0.8 million, respectively, from the corresponding periods in the prior year, primarily due to growth in platform assets under management.

Market making revenue for the three and nine months ended September 30, 2026 was $0.5 million and $1.4 million, respectively, which decreased by $0.2 million and $0.4 million, respectively, compared to the corresponding periods in the prior year, primarily due to lower trading activity and market conditions.

Operating Expenses

Employee compensation and benefits for the three and nine months ended September 30, 2026 were $15.2 million and $50.6 million, respectively, and decreased by $1.2 million and increased by $8.9 million, respectively, compared with the corresponding periods in the prior year. The decrease during the three-month period was primarily attributable to lower commission payouts, while the increase during the nine-month period was primarily due to higher commission payouts driven by increased commission revenue, additional personnel supporting expanded business activities and new business lines.

Clearing fees, including execution costs, for the three and nine months ended September 30, 2026 were $0.9 million and $2.3 million, respectively, and increased by $0.2 million and $0.8 million, respectively, from the corresponding periods in the prior year, primarily due to clearing fees associated with the Green Pier arrangement.

Technology and communications expenses for the three and nine months ended September 30, 2026 were $1.9 million and $5.7 million, respectively, and increased by $0.4 million and $2.0 million, respectively, from the corresponding periods in the prior year, primarily due to continued investments in technology infrastructure, platform enhancements, and statement printing services.

Other general and administrative expenses for the three and nine months ended September 30, 2026 were $1.5 million and $5.3 million, respectively, and decreased by $0.2 million and increased by $0.2 million, respectively.

Data processing expenses for the three and nine months ended September 30, 2026 were $1.7 million and $4.7 million, respectively, and increased by $0.5 million and $1.5 million, respectively, from the corresponding periods in the prior year, primarily due to expansion of technology infrastructure.

Rent and occupancy expenses for the three and nine months ended September 30, 2026 were $0.7 million and $1.7 million, respectively, which increased by $0.2 million and $0.3 million, respectively, compared to the corresponding periods in the prior year, primarily due to a new lease. Refer to Note 7 – Leases for further information.

Professional fees for the three and nine months ended September 30, 2026 were $2.1 million and $5.9 million, respectively, and increased by $0.6 million and $1.5 million, respectively, from the corresponding periods in the prior year, primarily due to higher legal and consulting costs.

Depreciation and amortization expenses for the three and nine months ended September 30, 2026 were $0.7 million and $2.1 million, respectively, and increased by $0.1 million and $0.4 million, respectively, from the corresponding periods in the prior year, primarily due to increase in amortization for technology projects and depreciation of the build out of office facilities.

Interest expense for the three and nine months ended September 30, 2026 was $0.2 million and $0.6 million, respectively, and increased by $0.1 million and $0.3 million, respectively, from the corresponding periods in the prior year, primarily due to borrowings under the Company’s short-term line of credit with East West Bank.

Advertising and promotion expense for the three and nine months ended September 30, 2026 was $0.9 million and $2.6 million, respectively, and increased by $0.4 million and $1.8 million, respectively, from the corresponding periods in the prior year, primarily due to expanded marketing initiatives supporting business growth and brand awareness, as well as advertising and promotional activities related to the music operations.

Goodwill impairment for the three and nine months ended September 30, 2026 was $0 million and $0.3 million, respectively, compared to no impairment in the corresponding periods of the prior year. The impairment reflects a goodwill impairment recognized in the Media, Sports and Entertainment segment during the three months ended March 31, 2026. Refer to Note 8 – Goodwill and Other Intangible Assets, Net for additional information.

Intangible asset impairment for the three and nine months ended September 30, 2026 was $0 million and $0.5 million, respectively, compared to no impairment in the corresponding periods of the prior year. The impairment reflects a charge related to an artist contract within the Media, Sports and Entertainment segment recognized during the three months ended March 31, 2026. Refer to Note 8 – Goodwill and Other Intangible Assets, Net for additional information.

Settlement expense for the three and nine months ended September 30, 2026 was $0 million and $1.48 million, respectively, compared to $0 million for both corresponding periods in the prior year. Refer to Note 17 - Commitments, Contingencies, and Other for further information.

Provision for Income Taxes

The benefit from income taxes for the three months ended September 30, 2026 was $368,000, compared with a provision for income taxes of $564,000, in the corresponding period of the prior year, representing a change of $932,000. The change was primarily due to a pre-tax loss in the three months ended September 30, 2026, compared to pre-tax income in the corresponding period in the prior year. Refer to Note 13 – Income Taxes for additional detail. The benefit from income taxes for the nine months ended September 30, 2026 was $1,409,000, compared with a provision for income taxes of $1,286,000, in the corresponding period of the prior year, representing a change of $2,695,000. The change was primarily due to a pre-tax loss in the nine months ended September 30, 2026, compared to pre-tax income in the corresponding period in the prior year. Refer to Note 13 – Income Taxes for additional detail.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $0 and $2,000 for the three months ended September 30, 2026 and 2025, respectively. Net loss attributable to noncontrolling interests for the nine months ended September 30, 2026 was $0, compared to net loss attributable to noncontrolling interests of approximately $1,000 in the corresponding period of the prior year, due to Siebert’s acquisition of the remaining ownership interest in RISE. As of September 30, 2026 and December 31, 2025, RISE was wholly owned by Siebert.

Statements of Financial Condition As of September 30, 2026 and December 31, 2025

Assets

Assets as of September 30, 2026 were $822,808,000 and increased by $63,766,000 from December 31, 2025, primarily due to an increase in securities borrowed, receivables from customers and receivables from broker-dealers and clearing organizations, partially offset by a decrease in cash and cash equivalents.

Liabilities

Liabilities as of September 30, 2026 were $ 732,343,000 and increased by $62,461,000 from December 31, 2025, primarily due to an increase in securities loaned, payables to customers, drafts payable and lease liability.

Liquidity and Capital Resources

Overview

As of September 30, 2026, a significant portion of our assets were liquid in nature, providing us with flexibility in financing our business. A significant portion of our assets not held by customers or used for stock borrow / stock loan consisted primarily of cash and cash equivalents, securities owned, at fair value, which are marked-to-market daily, and receivables from and deposits with broker-dealers and clearing organizations.

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

Cash and Cash Equivalents

Our cash and cash equivalents were $9.1 million and $22.4 million as of September 30, 2026 and December 31, 2025, respectively.

EWB Credit Agreement

On August 15, 2024, we entered into the EWB Credit Agreement with East West Bank providing a $20 million revolving credit facility. This credit facility allows us to fund acquisitions, execute stock buybacks, and meet general corporate needs up to $10 million, ensuring access to capital for both growth and operational purposes. The maturity date of the EWB Credit Agreement is July 29, 2027. The interest rate structure that is tied to either the one-month Term SOFR plus 3.15% or a minimum of 7.50%. John J. Gebbia and Gloria E. Gebbia, and their trust, provided personal guarantees related to this agreement which further strengthen our borrowing position and help secure favorable terms. As of September 30, 2026, $5 million was outstanding related to the above EWB Credit Agreement. The interest rate was 7.5% for this credit facility during both the three and nine months ended September 30, 2026.

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

Debt Agreements

We have $4.1 million outstanding on our mortgage with East West Bank. As of September 30, 2026, we were in compliance with all covenants related to our mortgage agreement.

Cash Requirements

The following table summarizes our short- and long-term material cash requirements as of September 30, 2026.

	Payments Due By Period
	2026	2027	2028	2029	2030	Thereafter	Total
Operating lease commitments	$404,000	$1,686,000	$1,243,000	$645,000	$655,000	$4,029,000	$8,662,000
Mortgage with East West Bank (1)	23,000	95,000	98,000	112,000	117,000	3,626,000	4,071,000
Broadridge contract (2)	138,000	550,000	504,000	—	—	—	1,192,000
Media agreement (3)	200,000	109,000	—	—	—	—	309,000
Total	$765,000	$2,440,000	$1,845,000	$757,000	$772,000	$7,655,000	$14,234,000

(1)	On December 30, 2021, we purchased the Miami office building and financed part of the purchase price with a mortgage with East West Bank.

(2)	In November 2025, we entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC with a total minimum expense of approximately $1.2 million for this arrangement.

(3)	In March 2026, we entered into a media partnership agreement with a multimedia news platform operator with a total cost of $1.0 million, comprised of $0.8 million in cash and approximately $0.2 million in stock. Refer to Note 17 – Commitments, Contingencies, and Other for further detail.

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

MSCO and RISE can transfer funds to Siebert as long as MSCO and RISE maintain their liquidity and regulatory capital requirements. For the nine months ended September 30, 2026 and 2025, MSCO and RISE had sufficient net capital to meet their respective liquidity and regulatory capital requirements. Refer to Note 14 – Capital Requirements for more detail about our capital requirements.

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

For the nine months ended September 30, 2026, cash used in operating activities increased by $25.4 million compared to the prior year period, which was primarily driven by the net change in securities loaned, securities borrowed, securities segregated, payable to customers and receivables from customers.

For the nine months ended September 30, 2026, cash used in investing activities decreased by $1.6 million compared to the prior year period, which was primarily driven by the cash paid in investments at fair value related to the SAFEs offset by a decrease in cash paid in investments at cost and lower office facilities and equipment and lower software capital expenditures in the nine months ended September 30, 2026.

For the nine months ended September 30, 2026, cash flows provided by financing activities increased by $898,000 compared to the prior year period, which was primarily due to an ATM issuance in the third quarter of 2026, partially offset by a bank loan initiated in the prior year period. Refer to Note 17 – Commitments, Contingencies and Other for additional detail.

Long Term Contracts

Effective September 29, 2025, MSCO entered into an amendment to its clearing agreement with NFS that, among other things, extends the term of their arrangement for an additional five-year period commencing on September 26, 2025 and ending October 1, 2030. As part of this agreement, we received a one-time business development credit of $4.8 million. The amendment also provides for an early termination fee; however, as of September 30, 2026, we do not expect to terminate the contract with NFS before the end of the contract term. For the three and nine months ended September 30, 2026 and 2025, there was no expense recognized for any early termination fees. Refer to Note 11 – Deferred Contract Incentive and Note 17 – Commitments, Contingencies and Other for additional detail.

Effective November 2025, MSCO entered into an amendment to its service agreement with Broadridge Securities Processing Solutions, LLC that, among other things, extends the term of their arrangement for a three-year period ending November 2028, with an option to terminate after three years. As of September 30, 2026, the total remaining minimum expense for this arrangement is estimated at approximately $1.2 million over the duration of the contract.

Off-Balance Sheet Arrangements

We enter into various transactions to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. In the normal course of business, our customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose us to off-balance sheet risk in the event the customer or other broker is unable to fulfill their contracted obligations and we are forced to purchase or sell the financial instrument underlying the contract at a loss. There were no material losses for unsettled customer transactions for the three and nine months ended September 30, 2026 and 2025. Refer to Note 15 – Financial Instruments with Off-Balance Sheet Risk for additional detail.

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

Critical Accounting Policies and Estimates

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K. As of September 30, 2026, there have been no changes to our critical accounting policies or estimates other than the below.

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

In the three months ended March 31, 2026, we recorded a noncash goodwill impairment charge of approximately $330,000 related to the Media, Sports and Entertainment reporting unit. The impairment analysis required management to make significant estimates and assumptions, including projected revenue growth, artist contract activity, expected profitability, terminal growth rate, and discount rate. Following the impairment, no goodwill remained assigned to the Media, Sports and Entertainment reporting unit. We also evaluated our Financial Services reporting unit and concluded that no impairment existed as of September 30, 2026.

New Accounting Standards

Refer to Note 2, New Accounting Standards, in Part I, Item 1 of this Report for information regarding recently adopted and recently issued accounting standards.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Executive Vice President / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Based on its evaluation, our management, including our Co-Chief Executive Officers and our Executive Vice President / Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

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

For information about the arbitration matter the Company settled in August 2026, refer to Note 17 – Commitments, Contingencies, and Other in Part I, Item 1 of this Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 18, 2026, Charles Zabatta, a member of the Board of Directors, terminated his existing Rule 10b5-1 trading plan and entered into a new Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The new trading plan relates to the sale of up to 20,000 shares -of the Company’s common stock and is scheduled to expire on August 13, 2027.

Other than the above, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
31.1**	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**#	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**#	Certification of Co-Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded with Inline XBRL document).

**	Filed herewith

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SIEBERT FINANCIAL CORP.

By:	/s/ Richard S. Gebbia
Richard S. Gebbia
Co-Chief Executive Officer
(Co-Principal executive officer)

By:	/s/ David J. Gebbia
David J. Gebbia
Co-Chief Executive Officer
(Co-Principal executive officer)

By:	/s/ Andrew H. Reich
Andrew H. Reich
Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary
(Principal financial and accounting officer)

Dated:	November 13, 2026